Form 10-Q
period 2003-06-30
TRINITY CAPITAL CORP
filed 2003-08-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003.

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                                       to

Commission File Number 000-50266

TRINITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

New Mexico	85-0242376
(State of incorporation)	(I.R.S. Employer Identification Number)

1200 Trinity Drive, Los Alamos, New Mexico 87544
(Address of principal executive offices)

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,683,107 shares of common stock, no par value, outstanding as of July 31, 2003.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$40,843	$37,559
Interest bearing deposits with banks	17,381	3,420
Cash and cash equivalents	58,224	40,979
Investment securities available for sale	55,468	35,894
Investment securities held to maturity, at amortized cost (fair value of $76,040 at June 30, 2003 and $71,639 at December 31, 2002)	73,540	69,923
Loans (net of allowance for loan losses of $6,833 at June 30, 2003 and $6,581 at December 31, 2002)	689,451	653,867
Loans held for sale	60,228	76,197
Premises and equipment, net	17,913	17,353
Accrued interest receivable	6,857	7,458
Mortgage servicing rights, net	4,048	3,650
Other real estate owned	2,306	3,707
Other assets	4,766	2,904

Total assets	$972,801	$911,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$68,702	$53,753
Interest bearing	781,858	736,333
Total deposits	850,560	790,086
Long-term borrowings	35,981	39,492
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	2,357	2,888
Accrued interest payable	2,784	2,919
Other liabilities	4,242	4,679
Total liabilities	895,924	840,064

Company obligated mandatorily redeemable trust preferred securities	15,510	15,501
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 673,194 shares at June 30, 2003 and December 31, 2002, at fair value; net of unearned ESOP shares of 144,565 shares at June 30, 2003 and 177,541 shares at December 31, 2002, at historical cost	9,955	9,462
Commitments and contingencies
Stockholders’ Equity
Common stock, no par, authorized 40,000,000 shares; issued 6,856,800 shares	6,836	6,836
Additional paid-in capital	236	199
Retained earnings	44,432	39,990
Accumulated other comprehensive income	467	439

Total stockholders’ equity before treasury stock	51,971	47,464

Treasury stock, at cost, 29,128 shares	(559)	(559)

Total stockholders’ equity	51,412	46,905

Total liabilities and stockholders’ equity	$972,801	$911,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2003 and 2002

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest income:
Loans, including fees	$12,364	$11,988	$24,856	$24,523
Investment securities:
Taxable	855	943	1,739	1,884
Nontaxable	122	76	226	142
Federal funds sold	2	—	2	2
Other interest bearing deposits	67	158	133	257
Total interest income	13,410	13,165	26,956	26,808
Interest expense:
Deposits	4,150	4,961	8,403	10,240
Short-term borrowings	2	25	2	172
Long-term borrowings	370	414	758	843
Total interest expense	4,522	5,400	9,163	11,255
Net interest income	8,888	7,765	17,793	15,553
Provision for loan losses	600	600	1,200	1,300
Net interest income after provision for loan losses	8,288	7,165	16,593	14,253
Other income:
Mortgage loan servicing fees	559	442	1,040	809
Loan and other fees	439	400	826	759
Service charges on deposits	329	284	628	547
Gain on sale of loans	3,497	1,050	6,723	2,152
Other operating income	478	237	848	446
	5,302	2,413	10,065	4,713
Other expenses:
Salaries and employee benefits	3,655	2,710	7,217	5,346
Occupancy	444	451	906	903
Data processing	348	273	649	536
Marketing	376	300	664	574
Amortization and valuation of mortgage servicing rights	2,093	986	2,861	1,631
Supplies	219	146	430	272
Other	1,376	862	2,746	1,791
	8,511	5,728	15,473	11,053
Income before income taxes and minority interest	5,079	3,850	11,185	7,913
Income taxes	1,820	1,278	3,980	2,562
Income before minority interest	3,259	2,572	7,205	5,351
Minority interest in trust preferred securities	423	426	851	853
Net income	$2,836	$2,146	$6,354	$4,498

Basic earnings per common share	$0.42	$0.32	$0.95	$0.68

Diluted earnings per common share	$0.42	$0.32	$0.95	$0.68

Dividends declared per common share	$0.29	$0.25	$0.29	$0.25

Weighted average common shares outstanding	6,681,362	6,618,808	6,677,550	6,618,808

Weighted average common shares outstanding including dilutive shares	6,712,496	6,640,119	6,708,684	6,640,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities
Net income	$6,354	$4,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	803
Net amortization (accretion) of:
Mortgage servicing rights	1,040	804
Premiums and discounts on investment securities	691	48
Trust preferred security issuance costs	9	6
Provision for loan losses	1,200	1,300
Change in mortgage servicing rights valuation allowance	1,821	827
Federal Home Loan Bank (FHLB) stock dividends received	(40)	(45)
Gain on sale of loans	(6,723)	(2,152)
(Gain) loss on disposal of other real estate owned	(9)	110
Write-down of value of other real estate owned	580	—
(Increase) in accrued interest and other assets	(1,261)	(405)
(Decrease) in accrued interest and other liabilities	(590)	(3,209)
Release of Employee Stock Ownership Plan (ESOP) shares	530	512
Net cash provided by operating activities before originations and gross sales of loans	4,500	3,097
Gross sales of loans held for sale	314,950	94,030
Origination of loans held for sale	(295,517)	(89,578)
Net cash (used in) provided by operating activities	23,933	7,549
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	9,620	2,500
Proceeds from maturities and paydowns of investment securities held to maturity	5,680	9,575
Purchase of investment securities available for sale	(29,446)	(18,474)
Purchase of investment securities held to maturity	(9,650)	(22,218)
Proceeds from sale of other real estate owned	3,009	1,087
Loans funded, net of repayments	(38,963)	17,076
Purchases of premises and equipment	(1,458)	(2,407)
Net cash used in investing activities	(61,208)	(12,861)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	36,649	49,486
Net increase (decrease) in time deposits	23,825	(14,705)
Proceeds from issuances of short-term borrowings	51,194	—
Repayment of short-term borrowings	(51,194)	(15,000)
Repayment of long-term borrowings	(3,511)	(2,815)
Repayment of ESOP debt	(531)	(412)
Dividend payments	(1,912)	(1,673)
Net cash provided by financing activities	54,520	14,881
Net increase in cash and cash equivalents	17,245	9,569
Cash and cash equivalents:
Beginning of period	40,979	41,400
End of period	$58,224	$50,969

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,298	$12,439
Income taxes	5,064	3,200
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,179	1,015
Dividends declared, not yet paid	1,912	1,707
Change in unrealized gain on investment securities, net of taxes	28	112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (the “Title Company”), Trinity Capital Trust I (“Trust I”), and Trinity Capital Trust II (“Trust II”), collectively referred to as the “Company”. The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements filed on Form 10.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $3.0 million and $2.4 million for the three month period ended June 30, 2003 and 2002, respectively, and $6.4 million and $4.6 million for the six month period ended June 30, 2003 and 2002, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited; in thousands, except share and per share data)
Net income	$2,836	$2,146	$6,354	$4,498
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(29,128)	(29,128)	(29,128)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(146,310)	(208,864)	(150,122)	(208,864)
Weighted average common shares outstanding, net	6,681,362	6,618,808	6,677,550	6,618,808
Basic earnings per common share	$0.42	$0.32	$0.95	$0.68
Weighted average dilutive shares from stock option plan	31,134	21,311	31,134	21,311
Weighted average common shares outstanding including dilutive shares	6,712,496	6,640,119	6,708,684	6,640,119
Diluted earnings per common share	$0.42	$0.32	$0.95	$0.68

Note 4.  Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities (VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. The Company will adopt the provisions of FIN 46 for existing VIEs on July 1, 2003. The Company is in the process of determining whether its pre-existing balance sheet and off-balance sheet structures are subject to the provisions of FIN 46. At this time the Company does not believe that adoption of FIN 46 will have a material effect on the Company's financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management believes that the current accounting for derivative instruments by the Company is in compliance with this standard, and no change in disclosures will be required upon adoption.  As a result, there should be no impact to the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  In the September 30, 2003 interim financials, the Company will re-classify the Company obligated mandatorily redeemable trust preferred securities from mezzanine capital to liabilities in accordance with this standard.  The result of this reclassification will be to increase liabilities, and decrease mezzanine capital, by approximately $15.5 million.

Note 5.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $36.0 million and $40.0 million as of June 30, 2003 and December 31, 2002, respectively.  As of June 30, 2003, the advances have fixed interest rates ranging from 2.16% to 6.343%.

Note 6.  Company Obligated Mandatorily Redeemable Trust Preferred Securities

At June 30, 2003 and December 31, 2002, the Company had $15.5 million in fixed rate trust preferred securities through Trinity Capital Trust I and Trinity Capital Trust II, both being special purpose trusts and wholly owned subsidiaries of the Company.

In March 2000, the Company issued $10 million in trust preferred securities to outside investors through a newly formed special-purpose trust, Trinity Capital Trust I. The trust is a wholly owned consolidated subsidiary of the Company and its sole liability is the junior subordinated debentures. Distributions are cumulative and are payable semi-annually at a rate of $108.75 per annum of the stated liquidation amount of $1,000 per preferred security. Distributions of $544,000 and $1,088,000 were paid to outside investors for the six months ended June 30, 2003 and the twelve months ended December 31, 2002, respectively. The obligations of Trust I are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

In November 2001, the Company issued $6 million in trust preferred securities to outside investors through a newly formed special-purpose trust, Trinity Capital Trust II. Trust II is a wholly owned consolidated subsidiary of the Company and its sole liability is the junior subordinated debentures. Distributions are cumulative and are payable semi-annually at a rate of $99.50 per annum of the stated liquidation amount of $1,000 per preferred security. Distributions of $299,000 and $614,000 were paid to outside investors for the six months ended June 30, 2003 and the twelve months ended December 31, 2002, respectively.  The obligations of Trust II are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The Company issued the trust preferred securities to enhance its regulatory capital base, while also providing added liquidity. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier 1 capital up to a maximum 25% of Tier 1 capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. As of June 30, 2003, all outstanding trust preferred securities qualified as Tier 1 capital. As the Company’s stockholders’ equity increases, the amount of Tier 1 capital that can be comprised of trust preferred securities will increase.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on December 8, 2031, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning December 8, 2006.

Issuance costs of $212,000 related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in December, 2031. During the six months ended June 30, 2003 and the year ended December 31, 2002 and 2001, respectively, $9,000 and $22,000 of these issuance costs were amortized.

Dividends accrued and unpaid to securities holders totaled $379,000 and $408,000 on June 30, 2003 and December 31, 2002, respectively.

Note 7.  Pro Forma Impact of Stock-Based Compensation Plans

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below (dollars in thousands, except earnings per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
			2003	2002
	(Unaudited; in thousands except per share data)
Net income as reported	$2,836	$2,146	$6,354	$4,498
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	27	27	54	54

Pro forma net income	$2,809	$2,119	$6,300	$4,444

Earnings per share:
Basic — as reported	$0.42	$0.32	$0.95	$0.68
Basic — pro forma	$0.42	$0.32	0.94	0.67

Diluted — as reported	$0.42	$0.32	$0.95	$0.68
Diluted — pro forma	$0.42	$0.32	0.94	0.67

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding Trinity and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of Trinity’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10.

Special Note Concerning Forward-Looking Statements

This Form 10-Q (including information incorporated by reference) contains, and future oral and written statements of Trinity may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Trinity. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

•                                          The economic impact of any future terrorist threats or attacks, and the response of the United States to any such threats and attacks.

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•                                          The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•                                          Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.

•                                          Our inability to obtain new customers and to retain existing customers.

•                                          The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•                                          Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and its customers.

•                                          Our ability to develop and maintain secure and reliable electronic systems.

•                                          Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects our business adversely.

•                                          Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•                                          The costs, effects and outcomes of existing or future litigation.

•                                          Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the

Financial Accounting Standards Board.

•                                          Our ability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Trinity and our business, including other factors that could materially affect our financial results, will be included in our filings with the Securities and Exchange Commission.

Income Statement Analysis

Net Income-General.  Net income for the three months ended June 30, 2003 was $2.8 million, compared to $2.1 million for the same period of 2002.  Earnings per share increased by $0.10 to $0.42 for the three months ended June 30, 2003 from $0.32 for the same period of 2002.  This represented an increase in earnings per share of 31.25%.  The increase in net income was primarily the result of strong net interest income and other operating income, which was partially offset by an increase in other expenses.

Net income for the six months ended June 30, 2003 was $6.4 million, compared to $4.5 million for the same period of 2002.  Earnings per share increased by $0.27 to $0.95 for the six months ended June 30, 2002 from $0.68 for the same period of 2002.  This represented an increase in earnings per share of 39.7%.  The increase in net income was primarily the result of strong operating income, which was partially offset by an increase in other expenses.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, mortgage servicing rights originated and capitalized, service charges on deposits, gain on sale of loans and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense and other expenses.

The amount of net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties are not included in this analysis, as the interest expense on this borrowing is born by the ESOP. Funding for the ESOP is recognized as part of compensation expense:

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$739,089	$12,364	6.71%	$627,479	$11,988	7.66%
Taxable investment securities	108,528	855	3.16	74,916	943	5.05
Investment securities exempt from federal income taxes(3)	13,923	190	5.47	7,254	107	5.92
Federal funds sold	1,016	2	0.79	88	—	1.68
Other interest bearing deposits	24,155	67	1.11	37,492	158	1.69
Total interest earning assets	886,711	13,478	6.10	747,229	13,196	7.08
Non-interest earning assets	67,457			67,106
Total assets	$954,168			$814,335

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$192,513	$637	1.33%	$159,616	$758	1.90%
Savings deposit	216,706	836	1.55	168,129	902	2.15
Time deposits	360,837	2,677	2.98	315,726	3,301	4.19
Short-term borrowings	565	2	1.42	5,000	25	2.01
Long-term borrowings	36,667	370	4.05	38,529	414	4.31
Total interest bearing liabilities	807,288	4,522	2.25	687,000	5,400	3.15
Demand deposits-non-interest bearing	62,872			48,365
Other non-interest bearing liabilities	22,276			26,252
Stockholders’ equity, including stock owned by ESOP	61,732			52,718
Total liabilities and stockholders equity	$954,168			$814,335
Net interest income/interest rate Spread(4)		$8,956	3.85%		$7,796	3.93%

Net interest margin on a fully tax equivalent basis(5)			4.05%			4.18%

Net interest margin(5)			4.02%			4.17%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $801,000 and $472,000 for the three months ended June 30, 2003 and 2002, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate was 39% and 37% for 2003 and 2002, respectively. Disallowed expense was $68,000 and $32,000 for 2003 and 2002, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the second quarter of 2003, net interest income on a fully tax equivalent basis increased $1.2 million to $9.0 million from $7.8 million for the second quarter of 2002.  The increase in net interest income resulted from a decrease in interest expense of $878 thousand (11.3%), while interest income on a fully tax equivalent basis was virtually unchanged.  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 90 basis points, which accounted for a decrease in interest expense of $1.6 million.  This was partially offset by an increase in interest-bearing liabilities of $120.3 million, which accounted for an increase in interest expense of $1.6 million.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 98 basis points, which accounted for a decrease in interest income on a fully tax equivalent basis of $2.1 million.  This was offset by an increase in volume of $139.5 million (18.7%), which accounted for an increase of $2.4 million in interest income on a fully tax equivalent basis.  The net interest margin expressed in a fully tax equivalent basis decreased 13 basis points to 4.05% for 2003 from 4.18% for 2002.

	Six Months Ended June 30,
	2003			2002
	Avera1e Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$728,786	$24,856	6.88%	$631,251	$24,523	7.83%
Taxable investment securities	103,845	1,739	3.38	72,047	1,884	5.27
Investment securities exempt from federal income taxes(3)	12,371	353	5.75	6,869	205	6.02
Federal funds sold	538	2	0.75	263	2	1.53
Other interest bearing deposits	23,568	133	1.14	31,160	257	1.66
Total interest earning assets	869,108	27,083	6.28	741,590	26,871	7.31
Non-interest earning assets	68,054			68,343
Total assets	$937,162			$809,933

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$193,014	$1,337	1.40%	$152,955	$1,428	1.88%
Savings deposit	213,098	1,725	1.63	164,749	1,756	2.15
Time deposits	351,311	5,341	3.07	317,742	7,056	4.48
Short-term borrowings	290	2	1.39	10,138	172	3.42
Long-term borrowings	37,519	758	4.07	39,378	843	4.32
Total interest bearing liabilities	795,232	9,163	2.32	684,962	11,255	3.31
Demand deposits-non-interest bearing	59,341			46,743
Other non-interest bearing liabilities	20,274			26,329
Stockholders’ equity, including stock owned by ESOP	62,315			51,899
Total liabilities and stockholders equity	$937,162			$809,933
Net interest income/interest rate Spread(4)		$17,920	3.96%		$15,616	4.00%

Net interest margin on a fully tax equivalent basis(5)			4.16%			4.25%

Net interest margin(5)			4.13%			4.23%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $1,753,000 and $1,073,000 for the six months ended June 30, 2003 and 2002, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate was 39% and 36% for 2003 and 2002, respectively. Disallowed expense was $126,000 and $63,000 for 2003 and 2002, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the six months ended June 30, 2003, net interest income on a fully tax equivalent basis increased $2.3 million to $17.9 million from $15.6 million for the six months ended June 30, 2002.  The increase in net interest income resulted from a decrease in interest expense of $2.1 million (18.6%), while interest income on a fully tax equivalent basis was virtually unchanged.  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 99 basis points, which accounted for a $3.4 million decrease.  This was partially offset by an increase in the volume of interest-bearing liabilities of $110.3 million, which increased interest expense by $1.3 million.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 103 basis points, which accounted for a decrease of $4.1 million.  This was offset by an increase in volume of $129.2 million (15.7%), which accounted for an increase of $4.3 million in interest income on a fully tax equivalent basis.  The net interest margin expressed in a fully tax equivalent basis decreased 9 basis points to 4.16% for 2003 from 4.25% for 2002.

Volume, Mix and Rate Analysis of Net Interest Income.  The following tables present the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003 Compared to 2002			2003 Compared to 2002
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,976	$(1,599)	$377	$3,530	$(3,197)	$333
Taxable investment securities	337	(425)	(88)	667	(812)	(145)
Investment securities exempt from federal income taxes(1)	92	(9)	83	157	(9)	148
Federal funds sold	2	—	2	1	(1)	—
Other interest bearing deposits	(46)	(45)	(91)	(54)	(70)	(124)
Total increase (decrease) in interest income	2,361	(2,078)	283	4,301	(4,089)	212

Interest Bearing Liabilities:
NOW and money market deposit accounts	137	(258)	(121)	325	(416)	(91)
Savings deposits	224	(290)	(66)	447	(478)	(31)
Time deposits	427	(1,051)	(624)	686	(2,401)	(1,715)
Short-term borrowings	(17)	(6)	(23)	(106)	(64)	(170)
Long-term borrowings	(20)	(24)	(44)	(39)	(46)	(85)
Total increase (decrease) in interest expense	751	(1,629)	(878)	1,313	(3,405)	(2,092)
Increase (decrease) in net interest income	$1,610	$(449)	$1,161	$2,988	$(684)	$2,304

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate for three months ended June 30 was 39% and 37% for 2003 and 2002, respectively; and for the six months ended June 30 was 39% and 36% for 2003 and 2002, respectively. Disallowed expense for three months ended June 30 was $68,000 and $32,000 for 2003 and 2002, respectively; and for the six months ended June 30 was $126,000 and $63,000 for 2003 and 2002, respectively.

Other Income.  In the second quarter of 2003, other income increased by $2.9 million (120.8%) to $5.3 million from $2.4 million for the second quarter of 2002.  Gain on loans sold increased $2.4 million due to the generation and sale of mortgages during historically high mortgage refinancing volume.

In the six months ended June 30, 2003, other income increased by $5.4 million (114.9%) to $10.1 million from $4.7 million for the six months ended June 30, 2002.  Gain on loans sold increased $4.6 million due to the generation and sale of mortgages during historically high mortgage refinancing volume.

Other Expenses.  For the second quarter of 2003, other expenses increased $2.8 million (49.1%) to $8.5 million in 2003 from $5.7 million in the second quarter of 2002.  Salaries and employee benefits increased by $945 thousand (34.9%), due to an increase in staff of 64 full-time equivalent employees (28.8%), most of whom were officer and supervisor level employees in the loan department.  The increase in staff was necessary because of the extremely high mortgage loan refinancing volume during the year.

In the six months ended June 30, 2003, other expenses increased $4.4 million (39.6%) to $15.5 million in 2003 from $11.1 million in 2002.  Salaries and employee benefits increased by $1.9 million (35.0%), due to an increase in staff of 64 full-time equivalent employees (28.8%), most of whom were officer and supervisor level employees in the loan department.  The increase in staff was necessary because of the extremely high mortgage loan refinancing volume during the year.  In addition, amortization and valuation of mortgage servicing rights increased $1.2 million from the six months ended June 30, 2002 to the six months ended June 30, 2003, due to large declines of the valuation of the mortgage servicing asset in the falling interest rate environment.

Income Taxes.  In the second quarter of 2003, income tax expense increased $500 thousand (38.5%) over the second quarter of 2002 to a total of $1.8 million compared to $1.3 million.  The effective tax rate increased to 39.1% in the second quarter of 2003, compared to 37.3% in the second quarter of 2002.

In the six months ended June 30, 2003, income tax expense increased $1.4 million (53.8%) over the six months ended June 30, 2002 to a total of $4.0 million compared to $2.6 million.  The effective tax rate increased to 38.5% in the first six months of 2003, compared to 36.3% in the first six months of 2002.

Balance Sheet—General.  In the six months ended June 30, 2003, total assets had increased $60.9 million (6.7%) to a total of $927 million on June 30, 2003 compared to $911.9 million on December 31, 2002.  During the same period, total liabilities increased $55.8 million (6.6%) to a total of $895.9 million on June 30, 2003 from $840.1 on December 31, 2002.  Stockholders’ equity increased $4.5 million (9.6%) to $51.4 million on June 30, 2003 compared to $46.9 million on December 31, 2002.  Growth in total liabilities has been primarily fueled by growth in total loans of $60.0 million (7.59%), which in turn has funded growth in cash and cash equivalents, investment securities and loans.

Investment Securities.  The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, we seek to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity” and “Capital Resources” under Item 2 and “Asset Liability Management” under Item 2A below.

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At June 30, 2003		At December 31, 2002		At June 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$49,718	50,465	$31,405	$32,107	$56,048	$57,142
Equity securities	4,997	5,003	3,781	3,787	3,718	3,724
Total securities available for sale	$54,715	$55,468	$35,186	$35,894	$59,766	$60,866

Securities Held to Maturity:
U.S. Government agencies	$53,594	$55,862	$59,543	$61,055	$39,493	$39,966
States and political subdivisions	19,946	20,178	10,380	10,584	7,689	7,876
Total securities held to maturity	$73,540	$76,040	$69,923	$71,639	$47,182	$47,842

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At June 30, 2003		At December 31, 2002		At June 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(June 30 data unaudited; Dollars in thousands)
Commercial	$70,070	10.04%	$65,778	9.94%	$59,821	9.46%
Commercial real estate	269,367	38.61%	245,001	37.02%	230,693	36.48%
Residential real estate	206,110	29.55%	200,408	30.28%	201,970	31.93%
Construction real estate	105,035	15.06%	105,921	16.01%	98,780	15.62%
Installment and other	47,026	6.74%	44,656	6.75%	41,178	6.51%
Total loans	697,608	100.00%	661,764	100.00%	632,442	100.00%
Unearned income	1,324		1,316		836
Gross loans	696,284		660,448		631,606
Allowance for loan losses	6,833		6,581		6,275
Net loans	$689,451		$653,867		$625,331

Net loans increased $64.1 million (10.3%) to $689.4 million at June 30, 2003 from $625.3 million at June 30, 2002. The increase was due primarily to growth in the Company’s commercial real estate and other commercial loans portfolios.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2003	At December 31, 2002	At June 30, 2002
	(June 30 data unaudited: Dollars in Thousands)
Non-accruing loans	$2,729	$3,914	$6,784
Loans 90 days or more past due, still accruing interest	145	—	326

Total non-performing loans	2,874	3,914	7,110

Other real estate owned	2,306	3,707	2,156
Other repossessed assets	215	39	32

Total non-performing assets	$5,395	$7,660	$9,298

Total non-performing loans to total loans	0.41%	0.59%	0.35%
Allowance for loan losses to non-performing loans	237.75%	168.14%	88.26%
Total non-performing assets to total assets	0.55%	0.84%	1.12%

At June 30, 2003, total non-performing assets decreased $3.9 million to $5.4 million from $9.3 million at June 30, 2002 due to decreases in non-performing loans of $4.2 million, which was partially offset by increases in other real estate owned and other repossessed assets of $333 thousand.  The decreases in non-performing loans were primarily due to a $2.9 million construction loan that was moved into other real estate owned at a value of $2.5 million in 2002, and subsequently sold in 2003.

At June 30, 2003, total non-performing assets decreased $2.3 million to $5.4 million from $7.7 million at December 31, 2002 due to decreases in non-performing loans of $1.0 million.  The decreases in non-performing loans were primarily due to two commercial real estate loans totaling $1.2 million that were moved to other real estate owned and subsequently sold in 2003.

Allowance for Loan Losses.  Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company’s financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited; Dollars in thousands)
Balance at beginning of period	$6,560	$5,938	$6,581	$5,637
Provision for loan losses	600	600	1,200	1,300
Total charge-offs	367	273	1,016	699
Total recoveries	40	10	68	37
Net charge-offs	327	263	947	662
Balance at end of period	$6,833	$6,275	$6,833	$6,275
Gross loans at end of period	$696,284	$631,606	$696,284	$631,606
Ratio of allowance to total loans	0.98%	0.99%	0.98%	0.99%
Ratio of net charge-offs to average loans (1)	0.18%	0.17%	0.26%	0.21%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2003 totaled $327 thousand, an increase of $64 thousand from $263 thousand from the three months ended June 30, 2002.  The majority of the charge-offs were residential real estate and commercial loans.  The provision for loan losses remained the same for the three months ended June 30, 2003 and June 30, 2002, due to management’s analysis of current non-performing loans.

Net charge-offs for the six months ended June 30, 2003 totaled $947 thousand, an increase of $285 thousand from $662 thousand from the six months ended June 30, 2002.  The majority of the charge-offs were commercial real estate, largely due to a single commercial real estate charge off of $296 thousand.  The provision for loan losses decreased $100 thousand for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to management’s analysis of current non-performing loans.

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, based on loss experience by quality classification in the previous twelve calendar quarters; (2) specific identification, based upon management’s assessment of loans and the probability that a charge off will occur in the upcoming quarter; and (3) loan concentrations, based on current or expected economic factors in the geographic and industry sectors where management believes the Company may eventually experience some loan losses.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual future loan losses.

Along with other financial institutions, management shares a concern for the outlook of the economy during 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Potential Problem Loans.  The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a watch list is presented, showing all loans listed as “Special Mention,”“Substandard,” “Doubtful” and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Company analyzes its process regularly, with modifications made if needed, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem loans as of June 30, 2003 and 2002 were approximately $24.7 million and $27.7 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which comprise the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $23.9 million and $7.5 million for the six months ended June 30, 2003 and 2002, respectively.  Net cash provided by operating activities increased $16.4 million in the first six months of 2003 compared to the first six months of 2002 largely due to the sale of loans held for sale that increased $220.9 million over the first six months of 2002, which was partially offset by the origination of loans held for sale that increased $205.9 million in the same period.  Net cash (used in) investing activities was ($61.2) million and ($12.9) million for the six months ended June 30, 2003 and 2002, respectively.  The $48.3 million increase in cash used by investing activities was largely due to the increase of cash used by loans funded, net of repayments of $56.0 million.  Net cash provided by financing activities was $54.5 million and $14.9 million for the six months ended June 30, 2003 and 2002, respectively.  The $39.6 million increase in cash provided by financing activities was mainly due to an increase in cash provided by deposit accounts of $25.7 million, and a decrease in cash used by short- and long-term borrowings repayments of $14.3 million from the first six months of 2002 compared to the first six months of 2003.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $75.7 million for a short time from these banks on a collective basis. Additionally, we are a member of the Federal Home Loan Bank (“FHLB”) and has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2003, the Company’s total risk-based capital ratio was 11.51%, Tier 1 capital to risk-weighted assets ratio was 10.57%, and Tier 1 capital to average asset ratio was 8.03%.  The Bank was categorized as “Well-Capitalized” under Federal Deposit

Insurance Corporation regulations at June 30, 2003 and December 31, 2002.  At December 31, 2002, the Company’s total risk-based capital ratio was 11.15%, Tier 1 capital to risk-weighted assets ratio was 10.21%, and Tier 1 capital to average asset ratio was 7.89%.

At June 30, 2003, the Company’s book value per common share was $9.18.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset Liability Management

The Company’s net interest income is subject to “interest rate risk” to the extent that it can vary based on changes in the general level of interest rates. It is the Company’s policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy employed by the Company to manage its interest rate risk is to measure its risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk.

Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2003 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from six to fourteen months.

Borrowings made by the Employee Stock Ownership Plan (ESOP) are not included below, as the Company does not recognize interest expense on these borrowings. The Company makes discretionary contributions to the ESOP to service this debt, and these contributions are recognized as compensation expense.

	Time to Maturity or Repricing
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Unaudited; In thousands)
Interest Earning Assets:
Loans	$365,606	$320,108	$9,340	$1,230	$696,284
Investment securities	13,191	23,696	92,121	—	129,008
Interest bearing deposits with banks	17,381	—	—	—	17,381

Total interest earning assets	$396,178	$343,804	$101,461	$1,230	$842,673

Interest Bearing Liabilities:
NOW and money market deposit accounts	$94,812	$101,988	$2,392	$—	$199,192
Savings deposits	69,115	151,488	—	—	220,603
Time deposits	94,608	196,703	66,367	4,385	362,063
Short- and long-term borrowings	1,779	5,459	25,174	3,569	35,981
Company obligated mandatorily redeemable trust preferred securities	—	—	—	15,510	15,510

Total interest bearing liabilities	$260,314	$455,638	$93,933	$23,464	$833,349

Rate sensitive assets (RSA)	$396,178	$739,982	$841,443	$842,673	$842,673
Rate sensitive liabilities (RSL)	260,314	715,952	809,885	833,349	833,349
Cumulative GAP (GAP=RSA-RSL)	135,864	24,030	31,558	9,324	9,324
RSA/Total assets	40.73%	76.07%	86.50%	86.62%	86.62%
RSL/Total assets	26.76%	73.60%	83.25%	85.66%	86.66%
GAP/Total assets	13.97%	2.47%	3.24%	0.96%	0.96%
GAP/RSA	34.29%	3.25%	3.75%	1.11%	1.11%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at June 30, 2003 and December 31, 2002, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At June 30, 2003		At December 31, 2002
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Unaudited; Dollars in thousands)
+ 2.00%	$(2,375)	(6.59)%	$(1,998)	(5.35)%
+ 1.00	(1,712)	(4.75)	(1,063)	(2.87)
(1.00)	764	2.12	1,579	4.52
(2.00)	(1,053)	(2.92)	2,295	7.29

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at June 30, 2003.

Changes in net interest income between June 30, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The majority of lawsuits the Company and the Bank are involved in are foreclosure and collection proceedings due to loan default which arise in the normal course of business. However, because the Bank acts as a depository of funds, from time to time it is named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and in other actions arising in the normal course of business. Management does not believe that there is currently any pending or threatened proceeding against either the Company or the Bank which, if determined adversely, would have a material effect on its business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2                           Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on July 3, 2003 pursuant to Item 5, which reported, in the form of a press release, the declaration of a dividend on the shares of the Company’s common stock and the construction of a new branch in Santa Fe, New Mexico.

A report on Form 8-K was filed on August 6, 2003 pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 14, 2003	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 14, 2003		/s/ Daniel R. Bartholomew
Daniel R. Bartholomew
	By:	Chief Finanical Officer