Form 10-Q
period 2003-09-30
TRINITY CAPITAL CORP
filed 2003-11-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,683,107 shares of common stock, no par value, outstanding as of October 31, 2003.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(Amounts in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$42,392	$37,559
Interest bearing deposits with banks	82,734	3,420
Federal funds sold	44,000	—
Cash and cash equivalents	169,126	40,979
Investment securities available for sale	59,202	35,894
Investment securities held to maturity, at amortized cost (fair value of $74,028 at September 30, 2003 and $71,639 at December 31, 2002)	72,337	69,923
Loans (net of allowance for loan losses of $7,346 at September 30, 2003 and $6,581 at December 31, 2002)	701,428	653,867
Loans held for sale	24,665	76,197
Premises and equipment, net	17,982	17,353
Accrued interest receivable	6,676	7,458
Mortgage servicing rights, net	8,736	3,650
Other real estate owned	2,752	3,707
Other assets	3,023	2,904
Total assets	$1,065,927	$911,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$110,914	$53,753
Interest bearing	789,324	736,333
Total deposits	900,238	790,086
Long-term borrowings	74,198	39,492
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	2,357	2,888
Accrued interest payable	2,890	2,919
Other liabilities	3,856	4,679
Total liabilities	983,539	840,064
Company obligated mandatorily redeemable trust preferred securities	15,515	15,501
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 673,194 shares at September 30, 2003 and December 31, 2002, at fair value; net of unearned ESOP shares of 144,565 shares at September 30, 2003 and 177,541 shares at December 31, 2002, at historical cost	9,955	9,462
Commitments and contingencies
Stockholders’ Equity
Common stock, no par, authorized 40,000,000 shares; issued 6,856,800 shares	6,836	6,836
Additional paid-in capital	236	199
Retained earnings	50,241	39,990
Accumulated other comprehensive income	164	439
Total stockholders’ equity before treasury stock	57,477	47,464
Treasury stock, at cost, 29,128 shares	(559)	(559)
Total stockholders’ equity	59,918	46,905
Total liabilities and stockholders’ equity	$1,065,927	$911,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2003 and 2002

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income:
Loans, including fees	$12,563	$12,086	$37,419	$36,609
Investment securities:
Taxable	831	1,071	2,570	2,955
Nontaxable	144	85	370	226
Federal funds sold	1	—	3	3
Other interest bearing deposits	99	154	232	411
Total interest income	13,638	13,396	40,594	40,204
Interest expense:
Deposits	3,686	4,896	12,089	15,136
Short-term borrowings	—	24	2	196
Long-term borrowings	614	397	1,372	1,240
Total interest expense	4,300	5,317	13,463	16,572
Net interest income	9,338	8,079	27,131	23,632
Provision for loan losses	600	600	1,800	1,900
Net interest income after provision for loan losses	8,738	7,479	25,331	21,732
Other income:
Mortgage loan servicing fees	594	438	1,634	1,248
Loan and other fees	465	400	1,291	1,159
Service charges on deposits	332	312	960	858
Gain on sale of loans	3,148	1,158	9,871	3,310
Gain on sale of securities	—	668	—	668
Other operating income	483	311	1,331	757
	5,022	3,287	15,087	8,000
Other expenses:
Salaries and employee benefits	3,984	2,882	11,201	8,228
Occupancy	407	455	1,313	1,358
Data processing	425	260	1,075	796
Marketing	317	311	982	884
Amortization and valuation of mortgage servicing rights	(2,486)	1,285	375	2,916
Supplies	252	140	682	413
Other	1,098	824	3,843	2,615
	3,997	6,157	19,471	17,210
Income before income taxes and minority interest	9,763	4,609	20,947	12,522
Income taxes	3,516	1,488	7,495	4,050
Income before minority interest	6,247	3,121	13,452	8,472
Minority interest in trust preferred securities	439	426	1,290	1,279
Net income	$5,808	$2,695	$12,162	$7,193
Basic earnings per common share	$0.87	$0.41	$1.82	$1.09
Diluted earnings per common share	$0.87	$0.41	$1.81	$1.08
Dividends declared per common share	$—	$—	$0.29	$0.25
Weighted average common shares outstanding	6,683,107	6,618,808	6,679,422	6,618,808
Weighted average common shares outstanding including dilutive shares	6,714,241	6,640,119	6,710,556	6,640,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities
Net income	$12,162	$7,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,428	1,199
Net amortization (accretion) of:
Mortgage servicing rights	678	1,258
Premiums and discounts on investment securities	1,072	217
Trust preferred security issuance costs	14	10
Provision for loan losses	1,800	1,900
Change in mortgage servicing rights valuation allowance	(303)	1,658
Loss on sale of premises and equipment	—	2
(Gain) on sale of available for sale securities	—	(668)
Federal Home Loan Bank (FHLB) stock dividends received	(63)	(69)
Gain on sale of loans	(9,871)	(3,310)
Loss on disposal of other real estate owned	41	111
Write-down of value of other real estate owned	580	—
Decrease (Increase) in accrued interest and other assets	663	(699)
Increase (Decrease) in accrued interest and other liabilities	1,228	(3,185)
Release of Employee Stock Ownership Plan (ESOP) shares	530	563
Net cash provided by operating activities before originations and gross sales of loans	9,959	6,180
Gross sales of loans held for sale	520,705	113,156
Origination of loans held for sale	(464,763)	(140,771)
Net cash provided by (used in) operating activities	65,901	(21,435)
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	13,120	5,150
Proceeds from maturities and paydowns of investment securities held to maturity	7,430	14,200
Proceeds from sale of investment securities, available for sale	—	27,906
Purchase of investment securities available for sale	(37,350)	(18,475)
Purchase of investment securities held to maturity	(10,374)	(53,966)
Proceeds from sale of other real estate owned	3,206	1,236
Loans funded, net of repayments	(52,233)	12,120
Purchases of premises and equipment	(2,057)	(6,160)
Net cash used in investing activities	(78,258)	(17,989)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	87,849	95,715
Net increase in time deposits	22,303	5,873
Proceeds from issuances of short-term borrowings	51,194	—
Proceeds from issuances of long-term borrowings	40,000	—
Repayment of short-term borrowings	(51,194)	(15,000)
Repayment of long-term borrowings	(5,294)	(4,526)
Repayment of ESOP debt	(531)	(412)
Dividend payments	(3,823)	(3,380)
Net cash provided by financing activities	140,504	78,270
Net increase in cash and cash equivalents	$128,147	$38,846
Cash and cash equivalents:
Beginning of period	40,979	41,400
End of period	$169,126	$80,246

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,492	$19,050
Income taxes	8,676	4,053
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,872	1,252
Change in unrealized gain on investment securities, net of taxes	(275)	(135)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (the “Title Company”), Trinity Capital Trust I (“Trust I”), and Trinity Capital Trust II (“Trust II”), collectively referred to as the “Company”. The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $5.5 million and $2.4 million for the three month period ended September 30, 2003 and 2002, respectively, and $11.9 million and $7.1 million for the nine month period ended September 30, 2003 and 2002, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited; in thousands, except share and per share data)
Net income	$5,808	$2,695	$12,162	$7,193
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(29,128)	(29,128)	(29,128)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(144,565)	(208,864)	(148,250)	(208,864)
Weighted average common shares outstanding, net	6,683,107	6,618,808	6,679,422	6,618,808
Basic earnings per common share	$0.87	$0.41	$1.82	$1.09
Weighted average dilutive shares from stock option plan	31,134	21,311	31,134	21,311
Weighted average common shares outstanding including dilutive shares	6,714,241	6,640,119	6,710,556	6,640,119
Diluted earnings per common share	$0.87	$0.41	$1.81	$1.08

Note 4.  Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s financial statements. The Company considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Company now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement. As of September 30, 2003, the Company had deferred letter of credit fees totaling $11,000, which represents the fair value of the Company’s potential obligations under the letter of credit guarantees.

FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Trinity Capital Trust I and Trinity Capital Trust II in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Trinity Capital Trust I and II, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not permitted to include the $15.5 million in trust preferred securities issued by Trinity Capital Trust I and II in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities, which bear interest from 9.95% to 10.875%, without penalty.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation’s financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, on November 7, 2003, the FASB issued FSP FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150”.  The effect of this FSP was to defer the effective date of SFAS 150 indefinitely.

Note 5.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $74.2 million and $42.4 million as of September 30, 2003 and December 31, 2002, respectively.  As of September 30, 2003, the advances have fixed interest rates ranging from 2.16% to 6.34%.

Note 6.  Company Obligated Mandatorily Redeemable Trust Preferred Securities

At September 30, 2003 and December 31, 2002, the Company had $15.5 million in fixed rate trust preferred securities through Trinity Capital Trust I and Trinity Capital Trust II, both being special purpose trusts and wholly owned subsidiaries of the Company.

In March 2000, the Company issued $10 million in trust preferred securities to outside investors through a newly formed special-purpose trust, Trinity Capital Trust I. Trust I is a wholly owned consolidated subsidiary of the Company and its sole liability is the junior subordinated debentures. Distributions are cumulative and are payable semi-annually at a rate of $108.75 per year of the stated liquidation amount of $1,000 per preferred security. Distributions of $1,088,000 were paid to outside investors for the nine months ended September 30, 2003 and the twelve months ended December 31, 2002. The obligations of Trust I are fully and unconditionally guaranteed, on a subordinated basis, by the Company.  The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning March 8, 2020.

In November 2001, the Company issued $6 million in trust preferred securities to outside investors through a newly formed special-purpose trust, Trinity Capital Trust II. Trust II is a wholly owned consolidated subsidiary of the Company and its sole liability is the junior subordinated debentures. Distributions are cumulative and are payable semi-annually at a rate of $99.50 per year of the stated liquidation amount of $1,000 per preferred security. Distributions of $299,000 and $614,000 were paid to outside investors for the nine months ended September 30, 2003 and the twelve months ended December 31, 2002, respectively.  The obligations of Trust II are fully and unconditionally guaranteed, on a subordinated basis, by the Company.   The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on December 8, 2031, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning December 8, 2006.

The Company issued the trust preferred securities to enhance its regulatory capital base, while also providing added liquidity. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier 1 capital up to a maximum 25% of Tier 1 capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. As of September 30, 2003, all outstanding trust preferred securities qualified as Tier 1 capital. As the Company’s stockholders’ equity increases, the amount of Tier 1 capital that can be comprised of trust preferred securities will increase.

Issuance costs of $212,000 related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in December, 2031. During the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, $14,000 and $22,000 of these issuance costs were amortized.

Dividends accrued and unpaid to securities holders totaled $270,000 and $408,000 on September 30, 2003 and December 31, 2002, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited; in thousands except per share data)
Net income as reported	$5,808	$2,695	$12,162	$7,193
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	27	27	81	81

Pro forma net income	$5,781	$2,668	$12,081	$7,112

Earnings per share:
Basic – as reported	$0.87	$0.41	$1.82	$1.09
Basic – pro forma	$0.87	$0.40	$1.81	1.07

Diluted – as reported	$0.87	$0.41	$1.81	$1.08
Diluted – pro forma	$0.86	$0.40	$1.80	1.07

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10.

Special Note Concerning Forward-Looking Statements

This Form 10-Q (including information incorporated by reference) contains, and future oral and written statements of the Company may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and our business, including other factors that could materially affect our financial results, will be included in our filings with the Securities and Exchange Commission.

Income Statement Analysis

Net Income-General.  Net income for the three months ended September 30, 2003 was $5.8 million, compared to $2.7 million for the same period of 2002.  Earnings per share increased by $0.46 to $0.87 for the three months ended September 30, 2003 from $0.41 for the same period of 2002.  This represented an increase in earnings per share of 112.2%.  The increase in net income was primarily the result of an increase in net interest income, coupled with increases in non-interest income related to mortgage loan servicing and gains on the sales of loans and a decrease in other expenses.

Net income for the nine months ended September 30, 2003 was $12.2 million, compared to $7.2 million for the same period of 2002.  Earnings per share increased by $0.73 to $1.82 for the nine months ended September 30, 2003 from $1.09 for the same period of 2002.  This represented an increase in earnings per share of 67.0%.  The increase in net income was primarily the result of increases in both net interest income and non-interest income, which was partially offset by an increase in other expenses.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense and other expenses.

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

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Borrowings made by the Company’s Employee Stock Ownership Plan (“ESOP”) to outside parties are not included in this analysis, as the interest expense on this borrowing is born by the ESOP. Funding for the ESOP is recognized as part of compensation expense:

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$724,764	$12,563	6.88%	$626,192	$12,086	7.66%
Taxable investment securities	108,993	831	3.02	97,992	1,071	4.34
Investment securities exempt from federal income taxes(3)	14,775	220	5.91	7,978	114	5.67
Federal funds sold	560	1	0.71	108	—	1.64
Other interest bearing deposits	42,702	99	0.92	36,992	154	1.65
Total interest earning assets	891,794	13,714	6.10	769,262	13,425	6.92
Non-interest earning assets	118,609			86,420
Total assets	$1,010,403			$855,682

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$201,199	$498	0.98%	$177,453	$831	1.86%
Savings deposit	223,044	650	1.16	179,047	972	2.15
Time deposits	362,000	2,538	2.78	323,555	3,093	3.79
Short-term borrowings	174	—	2.28	5,000	24	1.90
Long-term borrowings	69,447	614	3.51	36,830	397	4.28
Total interest bearing liabilities	855,864	4,300	1.99	721,885	5,317	2.92
Demand deposits—non-interest bearing	60,575			55,239
Other non-interest bearing liabilities	28,917			24,070
Stockholders’ equity, including stock owned by ESOP	65,047			54,488
Total liabilities and stockholders equity	$1,010,403			$855,682

Net interest income/interest rate Spread(4)		$9,414	4.11%		$8,108	4.00%

Net interest margin on a fully tax equivalent basis(5)			4.19%			4.18%

Net interest margin(5)			4.15%			4.17%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $927,000 and $675,000 for the three months ended September 30, 2003 and 2002, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. The effective tax rate was 38% and 36% for 2003 and 2002, respectively. Disallowed expense was $17,000 and $7,000 for 2003 and 2002, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the third quarter of 2003, net interest income on a fully tax equivalent basis increased $1.3 million to $9.4 million from $8.1 million for the third quarter of 2002.  The increase in net interest income resulted from a decrease in interest expense of $1.0 million (19.1%), while interest income on a fully tax equivalent basis was virtually unchanged.  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 93 basis points, which accounted for a decrease in interest expense of $1.9 million.  This was partially offset by an increase in interest-bearing liabilities of $134.0 million, which accounted for an increase in interest expense of $900,000.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 82 basis points, which accounted for a decrease in interest income on a fully tax equivalent basis of $1.7 million.  This was offset by an increase in volume of $122.5 million (15.9%), which accounted for an increase of $2.0 million in interest income on a fully tax equivalent basis.  The net interest margin expressed in a fully tax equivalent basis increased 1 basis point to 4.19% for 2003 from 4.18% for 2002.

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$748,981	$37,419	6.68%	$629,546	$36,609	7.77%
Taxable investment securities	105,580	2,570	3.25	80,790	2,955	4.89
Investment securities exempt from federal income taxes(3)	13,181	573	5.81	7,243	318	5.87
Federal funds sold	546	3	0.73	211	3	1.90
Other interest bearing deposits	30,016	232	1.03	33,125	411	1.66
Total interest earning assets	898,304	40,797	6.07	750,915	40,296	7.17
Non-interest earning assets	63,540			74,393
Total assets	$961,844			$825,308

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$195,773	$1,835	1.25%	$161,211	$2,259	1.87%
Savings deposit	216,450	2,375	1.47	169,567	2,728	2.15
Time deposits	354,913	7,879	2.97	319,701	10,149	4.24
Short-term borrowings	251	2	1.07	8,407	196	3.12
Long-term borrowings	47,714	1,372	3.84	38,519	1,240	4.30
Total interest bearing liabilities	815,101	13,463	2.21	697,405	16,572	3.18
Demand deposits—non-interest bearing	62,283			49,606
Other non-interest bearing liabilities	21,703			25,279
Stockholders’ equity, including stock owned by ESOP	62,757			53,018
Total liabilities and stockholders equity	$961,844			$825,308

Net interest income/interest rate Spread(4)		$27,334	3.86%		$23,724	3.99%

Net interest margin on a fully tax equivalent basis(5)			4.07%			4.22%

Net interest margin(5)			4.04%			4.21%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $2,679000 and $1,748,000 for the nine months ended September 30, 2003 and 2002, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. The effective tax rate was 38% and 36% for 2003 and 2002, respectively. Disallowed expense was $42,000 and $23,000 for 2003 and 2002, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the nine months ended September 30, 2003, net interest income on a fully tax equivalent basis increased $3.6 million to $27.3 million from $23.7 million for the nine months ended September 30, 2002.  The increase in net interest income resulted from a decrease in interest expense of $3.1 million (18.8%), while interest income on a fully tax equivalent basis was virtually unchanged.  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 97 basis points, which accounted for a $5.3 million decrease.  This was partially offset by an increase in the volume of interest-bearing liabilities of $117.7 million, which increased interest expense by $2.2 million.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 110 basis points, which accounted for a decrease of $6.9 million.  This was offset by an increase in volume of $147.4 million (19.6%), which accounted for an increase of $7.4 million in interest income on a fully tax equivalent basis.  The net interest margin expressed in a fully tax equivalent basis decreased 15 basis points to 4.07% for 2003 from 4.22% for 2002.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003 Compared to 2002			2003 Compared to 2002
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,786	$(1,309)	$477	$6,384	$(5,574)	$810
Taxable investment securities	110	(350)	(240)	762	(1,147)	(385)
Investment securities exempt from federal income taxes(1)	100	6	106	258	(3)	255
Federal funds sold	1	—	1	3	(3)	—
Other interest bearing deposits	21	(76)	(55)	(36)	(143)	(179)
Total increase (decrease) in interest income	2,018	(1,729)	289	7,371	(6,870)	501
Interest Bearing Liabilities:
NOW and money market deposit accounts	100	(433)	(333)	421	(845)	(424)
Savings deposits	200	(522)	(322)	642	(995)	(353)
Time deposits	338	(893)	(555)	1,028	(3,298)	(2,270)
Short-term borrowings	(28)	4	(24)	(129)	(65)	(194)
Long-term borrowings	300	(83)	217	275	(143)	132
Total increase (decrease) in interest expense	910	(1,927)	(1,017)	2,237	(5,346)	(3,109)
Increase (decrease) in net interest income	$1,108	$198	$1,306	$5,134	$(1,524)	$3,610

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate for three months ended September 30 was 38% and 36% for 2003 and 2002, respectively; and for the nine months ended September 30 was 38% and 36% for 2003 and 2002, respectively. Disallowed expense for three months ended September 30 was $17,000 and $7,000 for 2003 and 2002, respectively; and for the nine months ended September 30 was $42,000 and $23,000 for 2003 and 2002, respectively.

Other Income.  In the third quarter of 2003, other income increased by $1.7 million (52.8%) to $5.0 million from $3.3 million for the third quarter of 2002.  Gain on loans sold increased $2.0 million due to the generation and sale of mortgages during historically high mortgage refinancing volume.  Additionally, mortgage loans servicing fees increased $156,000 (35.6%) and other operating income, comprised mainly of fees generated from the sale of title insurance, increased $172,000 (55.3%) in the third quarter 2003 from the third quarter 2002.  In the third quarter of 2002, other income also included a gain of $668,000 on the sale of securities, which was a non-recurring event and the Company has not sold securities since that time.  It is not expected that this level of income resulting from the refinancing of mortgage loans will continue in the future.

In the nine months ended September 30, 2003, other income increased by $7.1 million (88.6%) to $15.1 million from $8.0 million for the nine months ended September 30, 2002.  Gain on loans sold increased $6.6 million due to the generation and sale of mortgages during historically high mortgage refinancing volume.  Additionally, mortgage loans servicing fees increased $386,000 (30.9%) and other operating income, comprised mainly of fees generated from the sale of title insurance, increased $574,000 (75.8%) in the first nine months of 2003 from the first nine months of 2002.  In the first nine months of 2002, other income also included a gain of $668,000 on the sale of securities, which was a non-recurring event and the Company has not sold securities since that time.  It is not expected that this level of income resulting from the refinancing of mortgage loans will continue in the future.

Other Expenses.  For the third quarter of 2003, other expenses decreased $2.2 million (35.1%) to $4.0 million in 2003 from $6.2 million in the third quarter of 2002.  Amortization and valuation of mortgage servicing rights decreased by $3.8 million (293.5%), due to the increase in the valuation of mortgage servicing rights.  The increase in interest rates have the effect of increasing the fair value of the mortgage servicing rights and this change resulted in a credit to earnings, resulting in a negative expense reported on the income statement for this item during the third quarter.  This valuation of mortgage servicing rights is an estimate and subject to change.  Salaries and employee benefits increased by $1.1 million (38.2%), due to an increase in staff over the past 12 months of 70 full-time equivalent employees (29.9%), most of whom were officer and supervisor level employees in the loan department.  The increase in staff was necessary because of the extremely high mortgage loan refinancing volume during the year.  Data processing expenses increased $165,000 (63.5%), due to increased software depreciation from the development of the Bank’s new internet banking software.  Other expenses increased $274,000 (33.3%) primarily as a result of increased fees for the processing of credit and debit cards of $114,000; additional legal and professional fees of $56,000 incurred due to becoming an SEC filing company; and losses on sales of other real estate owned of $47,000.

In the nine months ended September 30, 2003, other expenses increased $2.3 million (13.1%) to $19.5 million in 2003 from $17.2 million in 2002.  Salaries and employee benefits increased by $3.0 million (36.1%), due to an increase in staff of 70 full-time equivalent employees (29.9%), most of whom were officer and supervisor level employees in the loan department.  The increase in staff was necessary because of the extremely high mortgage loan refinancing volume during the year.  In addition, amortization and valuation of mortgage servicing rights decreased $2.5 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, due to large increases of the valuation of the mortgage servicing asset in the now rising interest rate environment.  Data processing expenses increased $279,000 (35.1%), due to increased software depreciation from the development of the Bank’s new internet banking software.  Other expenses increased $1.2 million (47.0%) primarily as a result of the write-down of the value of other real estate owned of $580,000; additional expenses for audit and legal and professional fees of $212,000 incurred due to compliance with SEC filing requirements; and increased fees for the processing of credit and debit cards of $164,000.

Income Taxes.  In the third quarter of 2003, income tax expense increased $2.0 million (136.3%) over the third quarter of 2002 to a total of $3.5 million compared to $1.5 million.  The effective tax rate increased to 37.7% in the third quarter of 2003, compared to 35.6% in the third quarter of 2002.

In the nine months ended September 30, 2003, income tax expense increased $3.4 million (85.1%) over the nine months ended September 30, 2002 to a total of $7.5 million compared to $4.1 million.  The effective tax rate increased to 38.1% in the first nine months of 2003, compared to 36.0% in the first nine months of 2002.

Balance Sheet—General.  In the nine months ended September 30, 2003, total assets had increased $154.0 million (16.9%) to a total of $1,065.9 million on September 30, 2003 compared to $911.9 million on December 31, 2002.  During the same period, total liabilities increased $143.4 million (17.1%) to a total of $983.5 million on September 30, 2003 from $840.1 on December 31, 2002.  Stockholders’ equity increased $13.0 million (27.7%) to $59.9 million on September 30, 2003 compared to $46.9 million on December 31, 2002.  Growth in total liabilities has been primarily fueled by growth in total deposits of $110.2 million (13.9%), which in turn has funded growth in cash and cash equivalents, investment securities and loans.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At September 30, 2003		At December 31, 2002		At September 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$53,296	53,556	$31,405	$32,107	$26,082	$26,802
Equity securities	5,641	5,646	3,781	3,787	3,741	3,746
Total securities available for sale	$58,937	$59,202	$35,186	$35,894	$29,823	$30,548

Securities Held to Maturity:
U.S. Government agencies	$53,420	$54,915	$59,543	$61,055	$65,760	$65,991
States and political subdivisions	18,917	19,113	10,380	10,584	8,456	8,680
Total securities held to maturity	$72,337	$74,028	$69,923	$71,639	$74,216	$74,671

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At September 30, 2003		At December 31, 2002		At September 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(September 30 data unaudited; Dollars in thousands)
Commercial	$68,308	9.62%	$65,778	9.94%	$61,271	9.62%
Commercial real estate	274,266	38.62%	245,001	37.02%	229,669	36.06%
Residential real estate	210,050	29.58%	200,408	30.28%	202,379	31.78%
Construction real estate	108,353	15.26%	105,921	16.01%	99,151	15.57%
Installment and other	49,140	6.92%	44,656	6.75%	44,363	6.97%
Total loans	710,117	100.00%	661,764	100.00%	636,833	100.00%
Unearned income	1,343		1,316		997
Gross loans	708,774		660,448		635,836
Allowance for loan losses	7,346		6,581		6,386
Net loans	$701,428		$653,867		$629,450

Net loans increased $72.0 million (11.4%) to $701.4 million at September 30, 2003 from $629.5 million at September 30, 2002. The increase was due primarily to growth in the Company’s commercial real estate, construction and residential real estate loan portfolios.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2003	At December 31, 2002	At September 30, 2002
	(September 30 data unaudited: Dollars in Thousands)
Non-accruing loans	$2,195	$3,914	$6,909
Loans 90 days or more past due, still accruing interest	455	—	386
Total non-performing loans	2,650	3,914	7,295
Other real estate owned	2,752	3,707	2,243
Other repossessed assets	236	39	31
Total non-performing assets	$5,638	$7,660	$9,569

Total non-performing loans to total loans	0.37%	0.59%	1.15%
Allowance for loan losses to non-performing loans	277.21%	168.14%	87.54%
Total non-performing assets to total assets	0.53%	0.84%	1.07%

At September 30, 2003, total non-performing assets decreased $4.0 million to $5.6 million from $9.6 million at September 30, 2002 due to decreases in non-performing loans of $4.6 million, which was partially offset by increases in other real estate owned and other repossessed assets of $714 thousand.  The decreases in non-performing loans were primarily due to a $2.9 million construction loan that was moved into other real estate owned at a value of $2.5 million in 2002, and subsequently sold in 2003.

At September 30, 2003, total non-performing assets decreased $2.1 million to $5.6 million from $7.7 million at December 31, 2002 primarily due to decreases in non-performing loans of $1.3 million.  The decreases in non-performing loans were primarily due to two commercial real estate loans totaling $1.2 million that were moved to other real estate owned and subsequently sold in 2003.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited; Dollars in thousands)
Balance at beginning of period	$6,833	$6,275	$6,581	$5,637
Provision for loan losses	600	600	1,800	1,900
Total charge-offs	260	503	1,277	1,202
Total recoveries	173	14	242	51
Net charge-offs	87	489	1,035	1,151
Balance at end of period	$7,346	$6,386	$7,346	$6,386

Gross loans at end of period	$708,774	$635,836	$708,774	$635,836
Ratio of allowance to total loans	1.03%	1.00%	1.03%	1.00%
Ratio of net charge-offs to average loans (1)	0.05%	0.31%	0.18%	0.24%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2003 totaled $87 thousand, a decrease of $402 thousand from $489 thousand from the three months ended September 30, 2002.  The majority of the charge-offs were personal and commercial loans.  The provision for loan losses remained the same for the three months ended September 30, 2003 and September 30, 2002, due to management’s analysis of current non-performing loans.

Net charge-offs for the nine months ended September 30, 2003 totaled $1.0 million, a decrease of $116 thousand from $1.2 million from the nine months ended September 30, 2002.  The majority of the charge-offs were commercial real estate, largely due to a single commercial real estate charge off of $296 thousand.  The provision for loan losses decreased $100 thousand for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due to management’s analysis of current non-performing loans.

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

Along with other financial institutions, management shares a concern for the outlook of the economy during 2003 and beyond. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the substantial decline in equity prices, which have recovered somewhat during the year. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Potential Problem Loans.  The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a watch list is presented, showing all loans listed as “Special Mention,” “Substandard,” “Doubtful” and “Loss.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

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

The aggregate principal amounts of potential problem loans as of September 30, 2003 and 2002 were approximately $30.9 million and $26.1 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which comprise the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by (used in) operating activities was $65.9 million and ($21.4) million for the nine months ended September 30, 2003 and 2002, respectively.  Net cash provided by operating activities increased $86.7 million in the first nine months of 2003 compared to the first nine months of 2002 largely due to the sale of loans held for sale that increased $407.5 million over the first nine months of 2002, which was partially offset by the origination of loans held for sale that increased $324.0 million in the same period.  Net cash (used in) investing activities was ($78.3) million and ($18.0) million for the nine months ended September 30, 2003 and 2002, respectively.  The $59.6 million increase in cash used by investing activities was largely due to the increase of cash used by loans funded, net of repayments of $64.4 million.  Net cash provided by financing activities was $140.5 million and $78.3 million for the nine months ended September 30, 2003 and 2002, respectively.  The $62.2 million increase in cash provided by financing activities was mainly due to an increase in cash provided by short- and long-term borrowings (net of repayments) of $49.2 million from the first nine months of 2002 compared to the first nine months of 2003.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $75.7 million for a short time from these banks on a collective basis. Additionally, we are a member of the Federal Home Loan Bank (“FHLB”) and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At September 30, 2003, the Company’s total risk-based capital ratio was 11.83%, the Tier 1 capital to risk-weighted assets ratio was 10.86%, and the Tier 1 capital to average assets ratio was 8.11%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2003 and December 31, 2002.  At December 31, 2002, the Company’s total risk-based capital ratio was 11.15%, the Tier 1 capital to risk-weighted assets ratio was 10.21%, and the Tier 1 capital to average assets ratio was 7.89%.

At September 30, 2003, the Company’s book value per common share was $10.46.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2003 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

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

	Time to Maturity or Repricing
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Unaudited; In thousands)
Interest Earning Assets:
Loans	$381,559	$306,025	$18,700	$2,490	$708,774
Investment securities	16,132	29,470	85,937	—	131,539
Investment securities	82,734	—	—	—	82,734
Federal funds sold	44,000	—	—	—	44,000
Total interest earning assets	$524,425	$335,495	$104,637	$2,490	$967,047

Interest Bearing Liabilities:
NOW and money market deposit accounts	$96,637	$103,782	$2,382	$—	$202,801
Savings deposits	71,090	154,893	—	—	225,983
Time deposits	73,891	206,377	73,823	6,449	360,540
Short- and long-term borrowings	1,800	5,516	23,316	59,081	89,713
Total interest bearing liabilities	$243,418	$470,568	$99,521	$65,530	$879,037

Rate sensitive assets (RSA)	$524,425	$859,920	$964,557	$967,047	$967,047
Rate sensitive liabilities (RSL)	243,418	713,986	813,507	879,037	879,037
Cumulative GAP (GAP=RSA-RSL)	281,007	145,934	151,050	88,010	88,010
RSA/Total assets	49.20%	80.67%	90.49%	90.72%	90.72%
RSL/Total assets	22.84%	66.98%	76.32%	82.47%	82.47%
GAP/Total assets	26.36%	13.69%	14.17%	8.26%	8.26%
GAP/RSA	53.58%	16.97%	15.66%	9.10%	9.10%

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

Based on simulation modeling at September 30, 2003 and December 31, 2002, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At September 30, 2003		At December 31, 2002
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Unaudited; Dollars in thousands)
+ 2.00%	$154	0.44%	$(1,998)	(5.35)%
+ 1.00	364	1.04	(1,063)	(2.87)
(1.00)	(1,913)	(5.46)	1,579	4.52
(2.00)	(2,176)	(6.21)	2,295	7.29

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at September 30, 2003.

Changes in net interest income between September 30, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on October 1, 2003, George A. Cowan, William C. Enloe, Jeffrey F. Howell, Deborah U. Johnson, Jerry Kindsfather, Arthur B. Montoya, Jr., Lewis A. Muir, Stanley D. Primak, Charles A. Slocomb, Steve W. Wells and Robert P. Worcester were elected to serve as directors of the Company.  In addition, the stockholders elected to make several amendments to the Articles of Incorporation, each as described below and to ratify the appointment of Neff & Ricci LLP as the Company’s independent auditors for 2003

The voting for each matter was as follows:

1.                                       Election of directors:

NOMINEE	FOR	WITHHOLD
George A. Cowan	5,678,154	10,130
William C. Enloe	5,676,348	11,936
Jeffrey F. Howell	5,584,976	103,308
Deborah U. Johnson	5,496,674	191,610
Jerry Kindsfather	5,588,391	99,893
Arthur B. Montoya, Jr.	5,600,474	87,810
Lewis A. Muir	5,678,154	10,130
Stanley D. Primak	5,584,074	104,210
Charles A. Slocomb	5,596,874	91,410
Steve W. Wells	5,678,154	10,130
Robert P. Worcester	5,584,074	104,210

1.                                       Amend the Articles of Incorporation to reduce the number of shares of authorized common stock, no par value per share, from 40,000,000 to 20,000,000 and authorizing 1,000,000 shares of a new class of preferred stock, no par value per share:

For	Against	Abstain
5,250,256	270,159	168,973

2.                                       Amend the Articles of Incorporation to provide for three classes of directors, each serving a term of three years, with the term of one class expiring each year, and limiting the grounds for removal from office to “for cause” and upon an affirmative vote of a majority of shares outstanding, as well as allowing the board to fill vacancies and change the number of directors:

For	Against	Abstain
5,570,214	101,120	18,054

3.                                       Amend the Articles of Incorporation to provide a requirement that advance notification of shareholder proposals and nominations for directors be made in writing on or before sixty (60) days prior to the anniversary of the previous annual meeting, and for nominations for directors to be received not more than ninety (90) days prior to the anniversary of the previous annual meeting to be voted upon or eligible for election at the annual meeting:

For	Against	Abstain
5,561,645	99,738	28,005

4.                                       Amend the Articles of Incorporation to require a majority of directors then in office, the president, or majority of shares entitled to vote at the meeting to call a special meeting of shareholders, rather than the current requirement that the president, board of directors, or twenty percent (20%) of the shares entitled to vote at the meeting call special meetings of the shareholders:

For	Against	Abstain
5,420,397	127,204	141,787

5.                                       Amend the Articles of Incorporation increasing the vote required to amend the articles of incorporation and to approve certain corporate actions from a majority to at least seventy percent (70%) of the shares entitled to vote, unless at least seventy percent (70%) of the board of directors has previously approved the action, in which case only a majority is required:

For	Against	Abstain
5,482,115	122,232	85,041

6.                                       Amend the Articles of Incorporation increasing the number of shares required to approve business combinations with significant shareholders (beneficial owners of ten percent (10%) or more of the outstanding voting stock) from a majority of shares entitled to vote to seventy percent (70%) of shares entitled to vote:

For	Against	Abstain
5,361,509	142,888	184,991

7.                                       Amend the Articles of Incorporation to provide for the indemnification of directors and officers by the Company to the fullest extent authorized by law:

For	Against	Abstain
5,518,090	19,765	151,533

8.                                       Amend the Articles of Incorporation to provide for directors to consider the impact of change of control proposals upon customers, employees, creditors, communities and other societal and economic issues:

For	Against	Abstain
5,435,053	109,820	144,515

9.                                       Ratify the appointment of Neff & Ricci LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain
5,631,797	6,480	45,701

As a result of the creation of a staggered board, The following individuals will continue to serve as director of the Company: William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb for a term expiring in 2004; Jerry Kindsfather, Steve W. Wells and Robert P. Worcester for a term expiring in 2005; and George A. Cowan, Jeffrey F. Howell, Arthur B. Montoya, Jr. and Stanley D. Primak for a term expiring in 2006.

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

A report on Form 8-K was filed on July 3, 2003, pursuant to Item 5 announcing the declaration of the Company’s semi-annual dividend and other corporate matters.

A report on Form 8-K was filed on August 6, 2003, pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended June 30, 2003.

A report on Form 8-K was filed on October 6, 2003 pursuant to Item 12, which reported, in the form of a press release, announcing the results of its annual meeting of stockholders as well as certain results for the quarter ended September 30, 2003.

A report on Form 8-K was filed on November 3, 2003, pursuant to Item 12, which reported, in the form of a press release, finalized results for the quarter ended September 30, 2003, which differed slightly from the initial results released in the October 6, 2003 filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: November 14, 2003	By:	/s/ WILLIAM C. ENLOE
William C. Enloe President and Chief Executive Officer

/s/ Daniel R. Bartholomew
Date: November 14, 2003	By:	Daniel R. Bartholomew Chief Finanical Officer