Form 10-K
period 2003-12-31
TRINITY CAPITAL CORP
filed 2004-03-30
CIK 99771

As filed with the Securities and Exchange Commission on March 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 000-50266

TRINITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

New Mexico	85-0242376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Trinity Drive Los Alamos, New Mexico	87544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (505) 662-5171

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock 20,000,000 authorized shares
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $136,598,000 (based on the last sale price of the Common Stock at June 30, 2003 of $26.00 per share).

As of December 31, 2003, there were 6,701,478 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2004 Proxy Statement	PART III

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank and Title Guaranty & Insurance Company.

Item 1.  Business.

Trinity Capital Corporation

General.  Trinity Capital Corporation (“Trinity”), a bank holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank and the sole shareholder of Title Guaranty & Insurance Company.  Trinity is located in Los Alamos, New Mexico, a small community located in the Jemez Mountains in Northern New Mexico.  Los Alamos has approximately 18,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb at the Los Alamos National Laboratory (the “Laboratory”).  Today, the Laboratory remains a pre-eminent research facility for scientific and technological development in all scientific fields.  The Laboratory is operated by the University of California for the United States Department of Energy, employing approximately 7,500 residents of Northern New Mexico, making it the largest employer in the area.  The Laboratory remains the cornerstone of the community and has resulted in numerous other scientific businesses being headquartered in the area.

Los Alamos National Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory.  Los Alamos National Bank (the “Bank”) is a full-service commercial banking institution with three locations in Los Alamos, White Rock and Santa Fe, New Mexico, with an additional Santa Fe office slated to open for business by the summer of 2004. We provide a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products, to our targeted customer base of individuals and small and medium-sized businesses. As of December 31, 2003, we had total assets slightly over $1.0 billion, net loans of $733.2 million and deposits of $836.2 million.  The Bank’s newest office in downtown Santa Fe will be located in the epicenter of business activity surrounding the Santa Fe Plaza and will provide a convenient location for customers in and around the northern areas of Santa Fe. The construction costs are anticipated to total approximately $5.6 million in 2004, in addition to the $4.6 million spent in 2003.  We have begun staffing for the office and will continue to do so until the office is operational. In addition, the Bank is considering purchasing another parcel of property in Santa Fe during 2004 in Santa Fe for future expansion.

Trinity acquired Title Guaranty & Insurance Company, a privately owned title insurance company in May 2000, making it the only title company in New Mexico to be owned by a bank holding company. Title Guaranty & Insurance Company (“Title Guaranty”) is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos County.  The services provided by Title Guaranty complement the services provided by Trinity’s other subsidiary, Los Alamos National Bank. Title Guaranty provides title insurance, closing services, escrow and notary service, searches and title reports for Los Alamos County. Title Guaranty is currently exploring expansion of its company to provide services in Santa Fe County during 2004.

As a bank holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to Los Alamos National Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so. Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve. We are also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544 and our main telephone number is (505) 662-5171. Our website is www.lanb.com/tcc.

Corporate Structure. Trinity Capital Corporation was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956 as amended.  Trinity acquired the stock of Los Alamos National Bank and serves as the holding company for the Bank.  In 2000, Trinity purchased Title Guaranty & Insurance Company, a title insurance company located in and doing business in Los Alamos.  Title Guaranty and Los Alamos National Bank remain wholly-owned subsidiaries of Trinity. In addition, Trinity owns all the common shares of two business trusts, which were created by Trinity for the sole purpose of issuing an aggregate of $16.5 million in trust preferred securities.  Trinity’s sole business is the ownership of the outstanding shares of Los Alamos National Bank, Title Guaranty and the administration of the Trusts and Trinity does not anticipate expanding its operations in the future.

We maintain a website at www.lanb.com/tcc. We make available free of charge on or through our website, the annual report on Form 10-K, proxy and informational statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, 1200 Trinity Drive, Los Alamos, New Mexico 87544.  In addition, you may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Our filings are available free of charge on the SEC’s website at http://www.sec.gov.

Supervision and Regulation.

Financial institutions and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by the requirements of state and federal statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve Systems (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws regulated by the Internal Revenue Service and state taxing authorities and securities laws regulated by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Trinity. In addition, Title Guaranty is governed by the New Mexico Department of Insurance. The effect of applicable statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Trinity and its subsidiaries and is intended primarily for the protection of FDIC-insured deposit funds and depositors, rather than shareholders.

This section includes a summary of the material elements of the regulatory framework that applies to Trinity and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on our business.

General.  Trinity, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”).  In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to Los Alamos National Bank and to commit resources to support Los Alamos National Bank in circumstances where Trinity might not otherwise do so.  Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve.  Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control banks. Under the BHCA, a bank holding company must obtain Federal Reserve approval before:  (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.  Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  Under current regulations of the Federal Reserve, this authority would permit Trinity to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  Trinity elected (and the Federal Reserve has accepted Trinity’s election) to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2003, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends.  Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Monetary Policy and Economic Conditions.   The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U.S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates. We cannot accurately predict the effect, if any, such policies and acts may have in the future on our business or earnings.

Los Alamos National Bank

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Los Alamos National Bank are insured by the FDIC’s Bank Insurance Fund (“BIF”), and Los Alamos National Bank is a member of the Federal Reserve System. As a national bank, Los Alamos National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, has regulatory authority over Los Alamos National Bank. Los Alamos National Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Products and Services. We provide a full range of financial services for deposit customers and lend money to credit-worthy borrowers at competitive interest rates. Our products include certificates of deposits, checking and saving accounts, Individual Retirement Accounts, loans, mortgage loan servicing, trust and brokerage services, international services, and safe deposit boxes. These business activities make up our three key processes: investment of funds, generation of funds and service-for-fee income.  We have positioned ourselves in the market to be a low-fee, high-value community bank. We achieved this by minimizing charges relating to the investment and generation of funds processes, i.e. loans, credit cards, checking, and savings accounts. The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  In addition to our net interest income, we remain profitable through our mortgage servicing income and other income processes, such as mortgage loan servicing premiums and trust and brokerage fees, and by maintaining a highly efficient operation. A more complete description of our products and services makeup can be found under “Management’s Discussion and Analysis and Results of Operations” in Item 7 in this Form 10-K.

Lending Activities.

General.   We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $12.0 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2003, residential mortgages made up approximately 30% of our loan portfolio, commercial real estate loans comprised approximately 39%, construction lending comprised 15%, general commercial loans comprised 9% and consumer lending comprised 7%.

Residential Real Estate Loans. Residential mortgage lending has been a focal point since our formation in 1963. A majority of the residential mortgage loans we originate and retain are in the form of 15 and 30 year variable rate loans, a number that increased as a result of the interest rate reductions in 2001, 2002 and 2003. We originate 15 to 30 year fixed rate residential mortgages, which we sell to outside investors while retaining the servicing of these loans. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans.  A large portion of our loan portfolio is comprised of commercial real estate loans. The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. We have collateralized these loans and in most cases taken personal guarantees to help assure repayment. Our commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  We have also been active in financing construction of residential and commercial properties in Northern New Mexico.  We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 18 months, with extensions as needed.  Loan proceeds are disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford us the opportunity to increase the interest rate sensitivity of our loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage (ARM) loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Due to the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures and by limiting the amount of construction development lending.

Commercial Loans.   The Bank is an active commercial lender.  Our focus in commercial lending concentrates on loans to building contractors, developers, business services companies and retailers.  The Bank provides various credit products to our commercial customers including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory, equipment and real estate. In addition, almost all commercial loans also have personal guarantees to assure repayment. The terms of most commercial loans range from one to seven years. A significant portion of our commercial business loans has floating interest rates or reprice within one year.

Consumer Loans.    We also provide all types of consumer loans including motor vehicle, home improvement, student loans, credit cards, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to our other loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Market Area. The Bank’s customers are concentrated in northern and central New Mexico, particularly in Santa Fe and Los Alamos counties.  Los Alamos, the base of our operations, lies within Los Alamos County and has approximately 18,000 residents.  The primary employer in Los Alamos County is the Laboratory, one of the world’s most pre-eminent scientific research and development facilities operated by the University of California for the United States Department of Energy.  The Laboratory employs approximately 7,500 employees and an additional 3,200 subcontractors.  Most of the employees are scientists, engineers and technicians.  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income well above the national average and an unemployment rate well below the national average.

In 1999, the Bank opened a full-service office in Santa Fe, New Mexico.  As the capital of New Mexico, located approximately 35 miles south-east of Los Alamos, the primary employer in Santa Fe is the state and federal government.  Santa Fe County has approximately 129,000 residents with its local economy based primarily on state government and tourism.  The Bank’s expansion into the Santa Fe market continues with the opening of a second full-service office in northern Santa Fe, a few blocks from the Santa Fe Plaza. The Bank’s expansion into Santa Fe has permitted the convenient provision of products and services to its existing customer base in Santa Fe as well as increasing its customer base. We anticipate that the second office in Santa Fe will continue the expansion of our customer base through the Bank’s presence in a convenient location for a large number of businesses and customers based near the Santa Fe Plaza.

We expanded and continue to expand directly into the Santa Fe market in part to take advantage of the population growth in that area, which has been higher than the state average. From 1990 to 2000, Santa Fe County’s population grew 30.7% and 1.3% from April 1, 2000 to July 1, 2001. The state average population growth was 20.1% for 1990-2000 and 0.6% from April, 2000 to July, 2001. However, the population growth for Los Alamos County, where two of our three branches are located, was 1.3% from 1990 to 2000 and -3.0% from April 1, 2000 to July 1, 2001. The percentage of the population over 65 years of age is slightly higher in Los Alamos County and is growing faster than in the average for the state of New Mexico. In 1990, 9.29% of the population of the State of New Mexico was 65 years of age or over, this figure grew to 11.7% by 2000. In 1990, 10.86% of the population in Los Alamos County was over 65 years of age and 12.1% in 2000. In 2000, 10.8% of the population of Santa Fe County was 65 years of age or older.

Competition.  We face strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in our market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers.

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. Our ability to attract and retain deposits depends on our ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. Under the Gramm-Leach-Bliley Act enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2003, the Bank had approximately 282 full time-equivalent employees.  The Company is not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.  Over the last five years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to an independent consultant hired to administer and evaluate our surveys.

Supervision and Regulation.

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of Los Alamos National Bank are insured by the FDIC’s Bank Insurance Fund (“BIF”), and Los Alamos National Bank is a member of the Federal Reserve System.  As a national bank, Los Alamos National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, has regulatory authority over Los Alamos National Bank.  Los Alamos National Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance.  As an FDIC-insured institution, Los Alamos National Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2003, we paid supervisory assessments to the OCC totaling $201 thousand.

Capital Requirements.  The OCC has established the following minimum capital standards for national banks, such as Los Alamos National Bank:  (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under the regulations of the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2003: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) Los Alamos National Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) Los Alamos National Bank was “well-capitalized,” as defined by OCC regulations.

Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank.  Generally, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Los Alamos National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  As of December 31, 2003, approximately $8.9 million was available to be paid as dividends by Los Alamos National Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by Los Alamos National Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  Los Alamos National Bank is subject to certain restrictions imposed by federal law on extensions of credit to Trinity, on investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans. Los Alamos National Bank also is subject to certain restrictions imposed by federal law on extensions of credit by Los Alamos National Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director, officer or principal shareholder of Los Alamos National Bank may obtain credit from banks with which Los Alamos National Bank maintains correspondent relationships.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. National banks headquartered in New Mexico, such as Los Alamos National Bank, have the same branching rights in New Mexico as banks chartered under New Mexico law.  New Mexico law grants New Mexico-chartered banks the authority to establish branches anywhere in the State of New Mexico, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  Los Alamos National Bank has neither applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  Los Alamos National Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments

National Bank Preemption.  On January 7, 2004, the OCC issued two final rules that clarify the federal character of the national banking system.  The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks.  That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC.  The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks.  These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks.  Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act.  On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy.  Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution.  The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions.  The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

Title Guaranty & Insurance Company

General.  Title Guaranty & Insurance Company (“Title Guaranty”) is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos County.  It was acquired by Trinity in May of 2000 to provide services related to the lending activities of Los Alamos National Bank.  Title Guaranty has provided services to the Los Alamos community since its founding in 1962 and currently handled approximately 65.1% of the mortgages recorded in Los Alamos County during the year ending December 31, 2003. Title Guaranty continues to face strong competition in Los Alamos County from the two other title companies in Los Alamos which collectively handled approximately 34.9% of the mortgages recorded in Los Alamos County during the year ending December 31, 2003.  Title Guaranty is regulated by the New Mexico Department of Insurance and is required to file annual experience reports and is audited annually by the Department of Insurance.

Products and Services.  The products and services offered by Title Guaranty include: title insurance; closings: purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; searches; and title reports.  Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty has employed the latest technology in the title insurance industry allowing customers to view the status of their file online through an internet based software, ExchangeCommunities.com. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company and Lawyers Title Insurance Corporation.

Trinity Capital Trust I & II

Trinity Capital Trust I and Trinity Capital Trust II (the “Trusts”) are Delaware statutory business trusts formed in 2000 and 2001, respectively, for the purpose of issuing $10 million and $6 million, respectively, in trust preferred securities and lending the proceeds to Trinity.  Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Prior to the implementation of a new accounting standard in the fourth quarter of 2003, the financial statements of the Trusts were included in the consolidated financial statements of the Corporation because Trinity owns all of the outstanding common equity securities of the Trusts. However, because Trinity is not the primary beneficiary of the Trusts, in accordance with the new accounting standard the financial statements of the Trusts are no longer included in the consolidated financial statements of the Corporation. The Corporation’s prior financial statements have been reclassified to de-consolidate the Corporation’s investment in the Trusts.  See Note 1—Significant Accounting Policies—Recent accounting pronouncements in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes. However, because the financial statements of Trusts are no longer included in the Corporation’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. See Note 9—Junior Subordinated Debt Owed to Unconsolidated Trusts and Note 16—Regulatory Matters in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 2. Properties.

As of March 30, 2004, Los Alamos National Bank operates three banking offices in New Mexico with a fourth scheduled to open for business in the summer of 2004. Title Guaranty operates one office in the main Bank office in Los Alamos, New Mexico. Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  All offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  In addition to our offices, the Bank operates 27 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either in bank offices or on leased property.  We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs; however, the Bank anticipates purchasing additional property in Santa Fe, New Mexico during 2004 for an additional future office.

Locations	City and State
Company Headquarters	1200 Trinity Drive, Los Alamos, New Mexico 87544
Los Alamos Branch	1200 Trinity Drive, Los Alamos, New Mexico 87544
White Rock Branch	77 Rover, White Rock, New Mexico 87544
Santa Fe Branch I	2009 Galisteo Street, Santa Fe, New Mexico 87505
Santa Fe Branch II	301 Griffin Street, Santa Fe, New Mexico 87501

Item 3. Legal Proceedings.

Neither Trinity, the Bank or Title Guaranty are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

Trinity held its Annual Meeting on October 1, 2003, during which several matters were submitted to a vote of stockholders. The items voted on and the vote tallies are available in the Company’s 10-Q for the quarter ending September 30, 2003 filed with the Securities Exchange Commission and are incorporated herein by reference. All of the Company’s filings are available on or through the Company’s website at www.lanb.com/tcc.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Trinity Capital Corporation is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of March 1, 2004, there were 6,701,478 shares of common stock outstanding and approximately 1,300 shareholders of record.  The most recent reported sale price of Trinity’s stock as of December 31, 2003 was $31.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to us.  Private sales, where the value of the shares traded were not given to us, are not included.  The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2003	$31.00	$30.00
September 30, 2003	30.00	27.00
June 30, 2003	26.00	26.00
March 31, 2003	26.00	24.50
December 31, 2002	21.50	21.50
September 30, 2002	21.50	21.00
June 30, 2002	20.50	20.00
March 31, 2002	20.50	20.00

Benefit Plans.  At the 1997 Annual Meeting of Shareholders, Trinity’s shareholders approved the 1998 Stock Option Plan which provides for the issuance of securities as part of the compensation for senior management and key personnel.  The 1998 Stock Option Plan authorized 400,000 shares of Trinity’s common stock to be issued as equity compensation.  Information regarding the stock option grants made pursuant to this Plan is contained in the “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference. Securities have not been issued as compensation under any other equity compensation plan.

Dividend Policy

Over the past two fiscal years, we paid dividends on our common stock as follows (as adjusted for stock splits):

Date paid	Amount per share
January 9, 2004	$0.30
July 11, 2003	0.28
January 13, 2003	0.28
July 12, 2002	0.25
January 11, 2002	0.2450

Trinity’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. Please see “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and “Business—Los Alamos National Bank—Supervision and Regulation—Dividends” under Item 1 for a more detailed description of these limitations.

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock. We have issued in the aggregate approximately $16.5 million in junior subordination debentures to Trinity Capital Trust I and Trinity Capital Trust II.  All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts.  Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  None of these circumstances currently exist.  As of the date hereof, we have not entered into any other arrangements that contain restrictions on the payment of dividends.  We believe that Trinity can continue to pay comparable cash dividends to shareholders in the future, assuming that (a) we continue to be profitable, (b) we do not experience any unusual growth that would necessitate higher capital retention and (c) the regulatory environment on minimum capital requirements or maximum dividends paid does not change.

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.  Amounts in the table for prior years have been reclassified for the deconsolidation of the Trusts upon the adoption of a new accounting standard.  See Note 1—Significant Accounting Policies—Recent accounting pronouncements in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” which is located elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$53,420	$54,277	$57,094	$51,281	$42,777
Interest expense	19,080	23,497	30,341	28,319	22,032
Net interest income	34,340	30,780	26,753	22,962	20,745
Provision for loan losses	3,350	2,800	2,900	1,215	1,027
Net interest income after provision for loan losses	30,990	27,980	23,853	21,747	19,718
Other income	17,870	13,725	7,259	4,225	4,168
Other expense	28,208	25,183	18,566	14,750	13,487
Income before income taxes	20,652	16,522	12,546	11,222	10,399
Income taxes	7,794	6,281	4,604	4,079	3,838
Net income	$12,858	$10,241	$7,942	$7,143	$6,561

Common Share Data:(1)(2)(3)
Earnings per common share	$1.93	$1.55	$1.20	$1.06	$0.97
Diluted earnings per common share	1.90	1.54	1.19	1.05	0.97
Book value per common share	9.86	8.48	7.45	6.72	6.22
Shares outstanding at end of period	6,701,478	6,650,131	6,618,808	6,688,982	6,786,586
Weighted average common shares outstanding	6,660,858	6,627,900	6,643,776	6,736,922	6,756,760
Diluted weighted average common shares outstanding	6,774,574	6,659,034	6,665,087	6,751,303	6,762,684
Dividend payout ratio	29.02%	31.61%	36.67%	39.62%	39.18%
Cash dividends declared per common share	$0.56	$0.49	$0.44	$0.42	$0.38

(1)                                  The information subsequent to April 30, 2000 reflects the acquisition of Title Guaranty & Insurance Company by Trinity.

(2)                                  On March 1, 1999, Trinity’s Board of Directors approved a two-for-one split of our common stock, effective March 1, 1999. Earnings per share, book value per share, weighted average shares outstanding and total shares outstanding of prior years have been calculated giving consideration to the retroactive effect of the stock split.

(3)                                  On December 19, 2002, Trinity’s Board of Directors approved a two-for-one split of our common stock, effective December 19, 2002. Earnings per share, book value per share, weighted average shares outstanding and total shares outstanding of prior years have been calculated giving consideration to the retroactive effect of the stock split.

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$174,470	$105,817	$79,257	$73,338	$48,246
Loans, gross	740,523	660,448	650,359	550,552	479,704
Allowance for loan losses	7,368	6,581	5,637	4,621	4,237
Total assets	1,006,750	912,927	810,958	679,456	569,956
Deposits	836,195	790,086	670,254	562,387	486,703
Short-term and long-term borrowings, including ESOP borrowings	78,957	42,380	64,047	53,331	33,833
Junior subordinated debt owed to unconsolidated trusts	16,496	16,496	16,496	10,310	—
Stock owned by ESOP participants, net of unearned ESOP shares	18,256	9,462	7,780	5,857	6,621
Stockholders’ equity	47,802	46,905	41,438	39,118	35,607

Performance Ratios:
Return on average assets(1)	1.32%	1.21%	1.07%	1.14%	1.24%
Return on average equity(2)	20.15%	19.17%	16.63%	16.16%	15.99%
Net interest margin on a fully tax equivalent basis(3)	3.84%	4.04%	3.96%	3.97%	4.25%
Loans to deposits	88.56%	83.59%	97.03%	97.90%	98.56%
Efficiency ratio(4)	54.03%	56.58%	54.59%	54.25%	54.14%

Asset Quality Ratios:
Non-performing loans to total loans	0.43%	0.59%	1.13%	0.65%	0.13%
Non-performing assets to total assets	1.09%	0.84%	1.20%	0.62%	0.29%
Allowance for loan losses to total loans	0.99%	1.00%	0.87%	0.84%	0.88%
Allowance for loan losses to non-performing loans	230.83%	168.14%	76.70%	128.40%	679.01%
Net loan charge-offs to average loans	0.35%	0.29%	0.32%	0.16%	0.11%

Capital Ratios:(5)
Tier 1 capital (to risk-weighted assets)	10.64%	10.21%	10.18%	10.25%	9.10%
Total capital (to risk-weighted assets)	11.61%	11.15%	11.08%	11.11%	10.01%
Tier 1 capital (to average assets)	8.05%	7.89%	8.18%	8.29%	7.60%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	8.19%	8.20%	7.95%	8.42%	7.75%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.55%	6.31%	6.46%	7.08%	7.75%

Other:
Banking facilities	3	3	3	3	3
Full-time equivalent employees	296	258	220	188	168

(1)                                  Calculated by dividing net income by the average assets during the year.

(2)                                  Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)                                  Calculated by dividing net interest income adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense, by average interest-earning assets during the year. Effective tax rate was 38%, 38%, 37%, 36% and 37% for 2003, 2002, 2001, 2000 and 1999, respectively. Disallowed expense was $57,000, $47,000, $62,000, $44,000 and $17,000 for 2003, 2002, 2001, 2000 and 1999, respectively.

(4)                                  Calculated by dividing the operating expense by the sum of net interest income and other income.

(5)                                  Ratios presented are for Trinity on a consolidated basis. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion is intended to focus on certain financial information regarding Trinity and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of Trinity’s financial position and results of operations should be read in conjunction with the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk and the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

Special Note Concerning Forward-Looking Statements

This Form 10-K (including information incorporated by reference) contains, and our future oral and written statements may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

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

•                                          The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.

•                                          Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.

•                                          Our ability to obtain new customers and to retain existing customers.

•                                          The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•                                          Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.

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

•                                          Changes in the management and national policy regarding the primary employer in Los Alamos County, Los Alamos National Laboratory (the “Laboratory”).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, will be included in our filings with the SEC.

Critical Accounting Policies

Allowance for Loan Losses:  Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, based on loss experience by quality classification in the previous twelve calendar quarters; (2) specific identification, based upon management’s assessment of loans and the probability that a charge off will occur in the upcoming quarter; and (3) loan concentrations, based on current or expected economic factors in the geographic and industry sectors where management believes we may eventually experience some loan losses.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of December 31, 2003, mortgage loans serviced for others totaled $873.4 million.  The MSRs on these loans total $7.8 million as of December 31, 2003.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In 2003, we recognized an expense of $754 thousand due to the lower values of these MSRs; in 2002, we recognized an expense of $3.8 million for these assets.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, the amount or direction of the change in valuation.

Overview

The year 2003 was the most successful year in our 40-year history.  Net income was $12.9 million, a 26.5% increase over the prior year earnings of $10.2 million.  We also passed the $1.0 billion milestone in total assets for the first time, an increase in assets of 10.3% from the prior year.  A large part of the success this year was attributable to a historically high level of mortgage-loan refinancing, fueled by historically low interest rates.  This generated $10.9 million in gains on loans sold, as well as an increase in personnel expenses of $3.9 million (33.0%) over the prior year, due to a need for additional lending personnel to meet the demand for mortgage loans.  In the final quarter of 2003, the refinance volume slowed considerably, even though interest rates remained low.  The low interest rates, combined with slowing demand for mortgage loans, resulted in lower income for that quarter.  Gains from the sale of loans were $988 thousand in the fourth quarter, compared to an average of $3.3 million in the prior three quarters.  We expect to have greatly reduced mortgage lending business in 2004, and subsequently to experience reduced income and expenses associated with this area.

Net interest income, our major source of income, increased 11.6% over the prior year.  This increase was mainly due to our growth in earning assets, while our net interest margin declined from 4.03% in 2002 to 3.81% in 2003.  This decline in margin was due to the low interest rate environment, in which the spread declines between rates we pay on deposits and borrowings and the rates we receive from loans and other assets.

Prior year financial statements have been reclassifed to de-consolidate the Corporation’s investments in Trinity Capital Trust I and Trinity Capital Trust II in connection with the implementation of a new accounting standard related to variable interest entities during 2003.  See Note 1—Significant Accounting Policies—Recent accounting pronouncements in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, which is located elsewhere in this report.

Looking forward to the year 2004, we expect mortgage loan refinance volume to remain low and do not expect to repeat the large gains in loans sold experienced in 2002 and 2003.  This will affect both the Bank’s and the Title Company’s earnings.  We anticipate gain on loans sold and other income associated with mortgage loan refinancing to be less in 2004 than in 2003.  We expect an increase in personnel expense associated with the opening of the new branch in Santa Fe in the summer of 2004.  However, we anticipate that the opening of this branch will fuel additional growth in both loan and deposit activity.   We believe that we have sufficient capital to support this growth and remain well-capitalized.  We are exploring expanding our title insurance business to the Santa Fe market and we are also investigating the purchase of additional property for a third office in Santa Fe.

Income Statement Analysis

Net Income-General.  Net income for the year ended December 31, 2003 was $12.9 million, compared to $10.2 million in 2002 and $7.9 million in 2001. Earnings per share increased by $0.39 to $1.93 for 2003 from $1.55 in 2002.  This represented an increase in earnings per share of 24.5%. Earnings per share in 2002 had increased by $0.35 or 29.2% from $1.20 in 2001. The increase in 2003 from the previous year was primarily the result of an increase in non-interest income of 30.2%, with the increase in net interest income and non-interest expenses approximately offsetting.  The increase in 2002 from the previous year was primarily the result of an increase in net interest income, as both other income and other expenses increased by roughly the same amount.

The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. Our net income is affected by our provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense and other expenses.

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

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Borrowings made by the Employee Stock Purchase Plan (the “ESOP”) to outside parties are not included in this analysis, as the interest expense on this borrowing is born by the ESOP. Funding for the ESOP is recognized as part of compensation expense:

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$738,886	$48,963	6.63%	$642,232	$49,539	7.71%	$596,964	$52,522	8.80%
Taxable investment securities	113,280	3,551	3.13	84,578	3,889	4.60	64,253	3,901	6.07
Investment securities exempt from federal income taxes(3)	15,053	789	5.24	8,148	434	5.33	6,634	451	6.80
Federal funds sold	412	3	0.73	158	3	1.90	671	30	4.47
Other interest bearing deposits	34,182	338	0.99	28,999	475	1.64	10,363	300	2.89
Investment in unconsolidated trust subsidiaries	496	52	10.48	496	53	10.69	341	34	9.97
Total interest earning assets	902,309	53,696	5.95	764,611	54,393	7.11	679,226	57,238	8.43
Non-interest earning assets	72,716			82,079			60,066
Total assets	$975,025			$846,690			$739,292

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$199,161	$2,269	1.14%	$135,115	$3,090	2.29%	$127,390	$3,490	2.74%
Savings deposit	219,264	2,918	1.33	176,274	3,706	2.10	134,540	4,877	3.62
Time deposits	351,356	10,109	2.88	323,884	13,098	4.04	321,308	18,984	5.91
Short-term borrowings	1,467	30	2.04	6,250	215	3.44	10,640	462	4.34
Long-term borrowings	52,862	2,000	3.78	39,029	1,629	4.17	23,397	1,339	5,72
Junior subordinated debt owed to unconsolidated trusts	16,496	1,754	10.63	16,496	1,759	10.66	11,341	1,189	10.48
Total interest bearing liabilities	840,606	19,080	2.27	697,048	23,497	3.37	628,616	30,341	4.83
Demand deposits— non-interest bearing	63,775			52,404			45,098
Other non-interest bearing liabilities	6,837			43,823			17,812
Stockholders’ equity, including stock owned by ESOP	63,807			53,415			47,766
Total liabilities and stockholders equity	$975,025			$846,690			$739,292
Net interest income/interest rate Spread(4)		$34,616	3.68%		$30,896	3.74%		$26,897	3.60%
Net interest margin on a fully tax equivalent basis(5)			3.84%			4.04%			3.96%
Net interest margin(5)			3.81%			4.03%			3.94%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $3.4 million, $2.7 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate was 38%, 38% and 37% for 2003, 2002 and 2001, respectively. Disallowed expense was $57,000, $47,000 and $62,000 for 2003, 2002 and 2001, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For 2003, net interest income on a fully tax equivalent basis increased $3.7 million to $34.6 million from $30.9 million for 2002.  The increase in net interest income resulted from a decrease in interest expense of $4.4 million (18.8%), which exceeded the $697 thousand (1.3%) decrease in interest income on a fully tax equivalent basis.  Interest expense decreased due to a decrease in interest rates on interest bearing liabilities of 110 basis points, which accounted for $7.7 million.  This decrease in rate on liabilities was partially offset by an increase in volume of interest-bearing liabilities of $143.6 million (20.6%), which increased interest expense by $3.3 million.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 116 basis points, which accounted for $9.2 million.  This was partially offset by an increase in volume of $137.7 million (18.0%), which increased interest income on a fully tax equivalent basis by $8.5 million.  The net interest margin expressed in a fully tax equivalent basis decreased by 20 basis points to 3.84% for 2003 from 4.04% in 2002.

For 2002, net interest income on a fully tax equivalent basis increased $4.0 million to $30.9 million from $26.9 million for 2001. The increase in net interest income resulted from a decrease in interest expense of $6.8 million (22.6%), which exceeded the $2.8 million (5.0%) decrease in interest income on a fully tax equivalent basis. Interest expense decreased due to a decrease in rate on interest bearing liabilities of 146 basis points, which accounted for $9.5 million. The decrease in rate on interest bearing liabilities was partially offset by an increase in volume of $68.4 million (10.9%), which increased interest expense by $2.7 million. Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 132 basis points, which accounted for $8.1 million. This was partially offset by an increase in volume of $85.4 million (12.6%), which increased net interest income on a fully tax equivalent basis by $5.3 million. The net interest margin expressed in a fully tax equivalent basis increased by 8 basis points to 4.04% for 2002 from 3.96% in 2001.

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

	Year Ended December 31,
	2003 Compared to 2002			2002 Compared to 2001
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$6,912	$(7,488)	$(576)	$3,796	$(6,779)	$(2,983)
Taxable investment securities	1,103	(1,441)	(338)	1,065	(1,077)	(12)
Investment securities exempt from federal income taxes(1)	362	(7)	355	92	(109)	(17)
Federal funds sold	3	(3)	—	(16)	(11)	(27)
Other interest bearing deposits	74	(211)	(137)	350	(175)	175
Investment in unconsolidated trust subsidiaries	—	(1)	(1)	17	2	19
Total increase (decrease) in interest income	8,454	(9,151)	(697)	5,304	(8,149)	(2,845)

Interest Bearing Liabilities:
NOW and money market deposit accounts	1,108	(1,929)	(821)	203	(603)	(400)
Savings deposits	771	(1,559)	(788)	1,243	(2,414)	(1,171)
Time deposits	1,038	(4,027)	(2,989)	151	(6,037)	(5,886)
Short-term borrowings	(121)	(64)	(185)	(164)	(83)	(247)
Long-term borrowings	534	(163)	371	722	(432)	290
Junior subordinated debt owed to unconsolidated trusts	—	(5)	(5)	550	20	570
Total increase (decrease) in interest expense	3,330	(7,747)	(4,417)	2,705	(9,549)	(6,844)
Increase (decrease) in net interest income	$5,124	$(1,404)	$3,720	$2,599	$1,400	$3,999

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate was 38%, 38% and 37% for 2003, 2002 and 2001, respectively. Disallowed expense was $57,000, $47,000 and $62,000 for 2003, 2002 and 2001, respectively.

Other Income.  For 2003, other income increased by $4.1 million (30.2%) to $17.9 million from $13.7 million.  Gain on loans sold increased $3.5 million due to the sale of mortgages in favorable conditions during a second year of high mortgage refinancing volume.  Fees on mortgage loans serviced increased $407 thousand due to continued growth in the amount of mortgage loans serviced.  The high gain on loans sold for 2003 is not expected to recur in 2004, as mortgage loan refinancing volume has dropped considerably from the levels experienced in 2002 and the first three quarters of 2003.  In 2002, other income included $668 thousand for gain on the sale of securities.  No securities were sold in 2003.

For 2002, other income increased $6.4 million (89.1%) to $13.7 million from $7.3 million. Gain on loans sold increased $4.6 million due to the sale of mortgages in favorable conditions during high mortgage refinancing volume.  Gain on sale of securities in 2002 was $668 thousand, compared to no gain in 2001. Fees on mortgage loans serviced increased $434 thousand due to higher volume of loans serviced.

Other Expenses.  Other expenses increased $3.0 million (11.9%) to $28.2 million in 2003 from $25.2 million in 2002.  Salaries and employee benefits increased by $3.9 million (33.3%) due to an increase of staff (total full time equivalent employees increased 14.7% during 2003) and an increase in overtime wages due to the high mortgage loan refinancing demand.  Data processing expenses increased by $424 thousand (39.4%), largely due to an increase in software depreciation of $358 thousand for the bank’s new online banking system and other new software systems.  Marketing expenses increased $293 thousand (25.3%) largely due to increased donations to community events.  Amortization and valuation of mortgage servicing rights decreased by $2.8 million (58.1%) due to decreased impairment on mortgage servicing rights of $2.3 million (75.3%) caused by relatively stable interest rates in comparison to 2002.  All other expenses, including auditing and legal fees, increased $982 thousand (24.5%) to $5.0 million in 2003. This increase was the result of many factors, including our becoming a company subject to the reporting requirements of the Securities Exchange Act in 2003.

Other expenses increased $6.6 million (35.6%) to $25.2 million in 2002 from $18.6 million in 2001. Amortization and valuation of mortgage servicing rights increased by $3.4 million (256.5%), due to a sharp decline in interest rates during the year.  Salaries and employee benefits increased by $2.1 million (21.4%), due to an increase of staff (total full time equivalent employees increased 17.3% during 2003).  All other expenses, including collection fees and losses on sales of repossessed properties, increased $707 thousand (21.4%) to $4.0 million in 2003. This increase was the result of many factors, including additional collection fees and losses on sale of other real estate owned due to an increase in non-performing assets.

Income Taxes.  For 2003, income tax expense increased by $1.5 million (23.8%) over the previous year to a total of $7.8 million compared to $6.3 million.  The effective tax rate decreased from 38.0% in 2002 to 37.7% in 2003.

For 2002, income tax expense increased by $1.7 million (36.4%) over the previous year to a total of $6.3 million compared to $4.6 million. The effective tax rate increased to 38.0% for 2002, from 36.7% in 2001.

Balance Sheet Analysis

Balance Sheet-General.  Total assets increased $93.9 million (10.3%) from $912.9 million at December 31, 2002 to $1,006.8 million at December 31, 2003.  The main areas of asset growth were net loans, which grew $79.3 million (12.1%) in 2003, and available for sale investment securities, which grew $64.9 million (180.7%) in 2003.  Our decision to grow the available for sale investments was to keep our funds relatively liquid in a low interest rate environment, but earning higher rates than interest bearing deposits or federal funds sold would earn.  This growth was partially offset by a decrease in loans held for sale of $66.7 million (87.5%).  This growth in assets was made possible by growth in deposits of $46.1 million (5.8%) and growth in short- and long-term borrowings of $37.3 million (94.5%).  The growth in short- and long-term borrowings was a strategic decision for funding our growth with historically low interest rate borrowings.

Investment Securities.  The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, we seek to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity” and “Capital Resources” under Item 7 and “Asset Liability Management” under Item 7A below.

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31, 2003		At December 31, 2002		At December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$94,868	$95,081	$31,405	$32,107	$40,647	$41,563
Equity securities	5,666	5,672	3,781	3,787	3,240	3,247
Total securities available for sale	$100,534	$100,753	$35,186	$35,894	$43,887	$44,810

Securities Held to Maturity:
U.S. Government agencies	$53,246	$54,541	$59,543	$61,055	$27,981	$28,630
States and political subdivisions	20,471	20,638	10,380	10,584	6,466	6,594
Total securities held to maturity	$73,717	$75,179	$69,923	$71,639	$34,447	$35,224

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of one month to five years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities six months to thirty years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2003, with issues held by us totaling $10.0 million.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2003:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
U.S. Government agencies	$26,225	2.97%	$68,643	2.60%	—	—	—	—
Equity securities	—	—	—	—	—	—	$5,666	2.43%
Total	$26,225		$68,643		—		$5,666
Securities Held to Maturity:
U.S. Government agencies	$5,988	4.09%	$47,258	3.56%	—	—	—	—
States and political subdivision(1)	5,183	2.47%	5,328	4.36%	—	—	$9,960	5.21%
Total	$11,171		$52,586		—		$9,960

(1)                                  Yield is reflected on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. Effective tax rate used was 38%; disallowed interest expense was $57,000.

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$71,299	9.61%	$65,778	9.94%	$55,838	8.58%	$47,188	8.56%	$38,797	8.08%
Commercial real estate	286,551	38.61	245,001	37.02	217,776	33.45	185,960	33.73	167,951	34.95
Residential real estate	222,282	29.95	200,408	30.28	236,139	36.26	197,732	35.86	166,077	34.57
Construction real estate	112,616	15.18	105,921	16.01	101,500	15.59	80,100	14.53	74,525	15.51
Installment and other	49,349	6.65	44,656	6.75	39,833	6.12	40,385	7.32	33,080	6.89
Total loans	742,097	100.00	661,764	100.00	651,086	100.00	551,365	100.00	480,430	100.00
Unearned income	1,574		1,316		727		813		726
Gross loans	740,523		660,448		650,359		550,552		479,704
Allowance for loan losses	7,368		6,581		5,637		4,621		4,237
Net loans	$733,155		$653,867		$644,722		$545,931		$475,467

Net loans increased $79.3 million (12.1%) to $733.2 million at December 31, 2003 from $653.9 million at December 31, 2002. The increase was due primarily to growth in our commercial and residential real estate portfolio.

Loan Maturities.  The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2003:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years		Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
	(In thousands)
Commercial loans and construction real estate loans	$108,954	$38,762	$9,416	$8,359	$889	$17,535	$183,915

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accruing loans	$3,112	$3,914	$6,472	$3,562	$621
Loans 90 days or more past due, still accruing interest	80	—	877	37	3
Total non-performing loans	3,192	3,914	7,349	3,599	624
Other real estate owned	7,383	3,707	2,338	604	1,024
Other repossessed assets	353	39	18	26	3
Total non-performing assets	$10,928	$7,660	$9,705	$4,229	$1,651

Total non-performing loans to total loans	0.43%	0.59%	1.13%	0.65%	0.13%
Allowance for loan losses to non-performing loans	230.83%	168.14%	76.70%	128.40%	679.01%
Total non-performing assets to total assets	1.09%	0.84%	1.20%	0.62%	0.29%

Non-performing Loans.  Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $118 thousand and $320 thousand for the year ended December 31, 2003 and 2002, respectively. None of these amounts were included in interest income during these periods.  Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.  There were no troubled debt restructurings outstanding as of December 31 for the years 1999 through 2003.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

At December 31, 2003, total non-performing assets increased $3.3 million to $10.9 million from $7.7 million at December 31, 2002 due to increases in other real estate owned of $3.7 million and increases in other repossessed assets of $314 thousand, which was partially offset by a decrease in non-performing loans of $722 thousand.  The increase in other real estate owned was primarily due to a $5.4 million construction loan that was moved to other real estate owned in 2003, which was partially offset by other real estate owned sales.  This $5.4 million construction loan property consisted of the appraised value less estimated selling costs of two completed homes and four residential lots in a high-end subdivision in Santa Fe, New Mexico.

At December 31, 2002, total non-performing assets decreased $2.0 million to $7.7 million from $9.7 million at December 31, 2001 due to decreases in non-performing loans of $3.4 million, which was partially offset by increases in other real estate owned and other repossessed assets of $1.4 million and $21 thousand, respectively. The decreases in non-performing loans were primarily due to a $2.9 million construction loan that was moved into other real estate owned at a value of $2.5 million in 2002. This was partially offset by several smaller loans being reclassified as nonperforming during 2002.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$6,581	$5,637	$4,621	$4,237	$3,676
Provision for loan losses	3,350	2,800	2,900	1,215	1,027
Charge-offs:
Commercial	506	1,240	1,060	133	137
Commercial real estate	527	—	356	—	21
Residential real estate	305	168	374	462	97
Construction real estate	1,220	—	—	—	—
Installment and other	255	516	435	367	256
Total charge-offs	2,813	1,924	2,225	962	511
Recoveries:
Commercial	166	11	14	7	3
Commercial real estate	—	—	—	77	—
Residential real estate	11	—	274	—	—
Construction real estate	—	—	—	—	—
Installment and other	73	57	53	47	42
Total recoveries	250	68	341	131	45
Net charge-offs	2,563	1,856	1,884	831	466
Balance at end of year	$7,368	$6,581	$5,637	$4,621	$4,237

Gross loans at end of year	$740,523	$660,448	$650,359	$550,552	$479,704
Ratio of allowance to total loans	0.99%	1.00%	0.87%	0.84%	0.88%
Ratio of net charge-offs to average loans	0.35%	0.29%	0.32%	0.16%	0.11%

Net charge-offs for 2003 totaled $2.6 million, an increase of $707 thousand (38.1%) over 2002.  The increase of the charge-offs was mainly due to construction loan charge-offs of $1.2 million in 2003 (there were no construction loan charge-offs in 2002), which was partially offset by a decrease in commercial loan charge-offs of $734 thousand.  The construction loan charge-offs in 2003 were due to charge-offs to a single customer of $1.2 million.  The increase of the provision by $550 thousand was due to management’s analysis of current non-performing loans and increased growth in total loans.

The net charge-offs for 2002 totaled $1.9 million, unchanged from 2001. The majority of the charge-offs were commercial loans, largely due to three commercial charge-offs totaling $830 thousand. The provision for loan losses decreased $100 thousand in 2002 from 2001 from $2.9 million to $2.8 million, due to management’s analysis of current non-performing loans as well as slowed growth in total loans.

The following tables set forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,509	9.61%	$2,062	9.94%	$1,559	8.58%	$297	8.56%	$157	8.08%
Commercial and residential real estate	3,192	68.56	1,376	67.30	866	69.71	334	69.59	203	69.52
Construction real estate	844	15.18	2,399	16.01	2,129	15.59	—	14.53	—	15.51
Installment and other	799	6.65	386	6.75	385	6.12	444	7.32	271	6.89
Unallocated	24	N/A	358	N/A	698	N/A	3,546	N/A	3,606	N/A
Total	$7,368	100.00%	$6,581	100.00%	$5,637	100.00%	$4,621	100.00%	$4,237	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience increased by $1.1 million in 2003, from $1.2 million in 2002 to $2.3 million in 2003.  This was largely due to an increase in the allocation for commercial loans which increased by $789 thousand.  Concentration allocation increased slightly, from $4.2 million in 2002 to $4.7 million in 2003.  This was due to an increase in the allocation for mortgages of $1.7 million, which was offset by a lower allocation in construction loans (a decline of $1.1 million).  The allocation for specifically identified loans decreased slightly, from $781 thousand to $325 thousand.

Historical loss experience allocation increased slightly from December 31, 2001 compared to December 31, 2002, increasing from $1.1 million to $1.2 million.  This was mainly due to an increase in the historical losses in commercial loans.  Concentration allocation also increased for the same period by $1.0 million.  This was due to an increase in the concentration allocation for commercial real estate of $618 thousand and an increase in the concentration allocation for construction loans of $353 thousand, because of the growth in the construction of speculative homes portfolio as well as growth in the office building commercial real estate portfolio.  The allocation for specifically identified loans was relatively unchanged.

We project a 10% growth in our loan portfolio due to a strengthened local economy, a stabilized Laboratory budget of over $2 billion and a slight increase in interest rates.  We anticipate the volume of commercial real estate and construction loans to increase as the industry strengthens from the softness experienced during 2002 and 2003.  Commercial real estate is strengthened due to vacancy rates returning to their historical averages after an increase following the September 11th tragedy.  The housing market for homes below $500 thousand remains strong and we project that market to remain constant.  We expect residential real estate for property worth greater than $1.5 million to be as soft as we have experienced during the last several years.  Due to one large residential construction loan, total charge offs for 2003 were abnormally higher from previous years.  Aside from this one loan, actual charge offs for 2003 were less than the previous two years.  Management projects losses to remain in this average barring any further anomalies.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above.  Although we believe the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual future loan losses.

Potential Problem Loans.  We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a watch list is presented, showing all loans listed as “Special Mention,” “Substandard,” “Doubtful” and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. We analyze our process regularly, with modifications made if needed, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem loans identified as of December 31, 2003 and 2002 were approximately $37.5 million and $25.6 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which comprise the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes.  Recognizing the increasing need to manage the loan portfolio based on risk, management has integrated three tiered pass grades into its credit risk rating system for commercial loans.  This has allowed the Bank to better reflect the estimated risk of loss in the portfolio and has also heightened the ability to identify special mention credits in a timelier manner.  This resulted in the large increase of $11.9 million (46.5%) in potential problem loans.

Sources of Funds

General.  Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, NOW accounts, savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100 thousand and over at December 31, 2003:

At December 31, 2003
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$61,701
After three but within six months	38,667
After six but within twelve months	40,767
After twelve months	52,266
Total time deposits $100,000 and over:	$193,401

Borrowings.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (FHLB) with remaining maturities under one year. Long-term borrowings are advances from FHLB with remaining maturities over one year.  Total short-term and long-term borrowings increased $37.3 million at December 31, 2003 compared to December 31, 2002, also due to increased liquidity needs from strong asset growth.

In addition to short- and long-term borrowings made by us, the ESOP uses long-term borrowings to facilitate its ability to acquire stock for the benefit of all employees who participate in the plan. The servicing of this debt is supported by discretionary contributions made by us to the ESOP, and such contributions are recognized as compensation expense in the consolidated financial statements.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$1,467	$6,250	$10,640
Maximum outstanding at any month-end during the period	9,402	—	55,100
Balance outstanding at end of period	9,402	—	20,000
Weighted average interest rate during the period	2.04%	3.44%	4.34%
Weighted average interest rate at end of the period	1.80%	—	4.31%
Long-term borrowings:
Average balance outstanding	$52,862	$39,029	$23,397
Maximum outstanding at any month-end during the period	75,391	40,659	40,747
Balance outstanding at end of period	67,398	39,492	40,747
Weighted average interest rate during the period	3.78%	4.17%	5.72%
Weighted average interest rate at end of the period	3.69%	4.09%	4.33%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:(1)
Average balance outstanding	$2,386	$2,907	$2,693
Maximum outstanding at any month-end during the period	2,415	3,300	3,300
Balance outstanding at end of period	2,157	2,888	3,300
Weighted average interest rate during the period	4.12%	4.67%	6.70%
Weighted average interest rate at end of the period	4.00%	4.25%	4.75%

(1)                                  This debt is serviced by contributions made by us to the ESOP, recognized as compensation expense, not interest expense.

Liquidity

Bank Liquidity.  Liquidity management is monitored by the Asset/Liability Management Committee and Board of Directors of Los Alamos National Bank, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our primary sources of funds are retail and commercial deposits, borrowings, public funds and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

We adhere to a liquidity policy, approved by the Board of Directors, who set certain guidelines for liquidity purposes. This policy requires that we maintain the following liquidity ratios:

•                  Net on-hand liquidity to total assets (defined as interest-bearing short-term investments plus securities not needed for collateral less short-term borrowings divided by total assets) should be greater than 0%.

•                  Wholesale funding to total assets (defined as state deposits plus short and long-term borrowings divided by total assets) should be less than 20%.

•                  Unused funding lines to total assets (defined as unused borrowings lines available from Federal Home Loan Bank and other banks divided by total assets) should be greater than 10%.

•                  Loans to deposits less than 110%.

•                  Unused commitments to fund loans to total assets (defined as unused lines of credit likely to be funded divided by total assets) should be less than 5%.

At December 31, 2003 and 2002, we were in compliance with the foregoing policy.

At December 31, 2003, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $130.9 million, mortgages sold with recourse of $17 thousand and standby letters of credit of $27.5 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $254.0 million at December 31, 2003.  We expect to retain a substantial majority of these certificates of deposit.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $84.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the Federal Home Loan Bank (“FHLB”) and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity.  Trinity’s main sources of liquidity at the holding company level are dividends from Los Alamos National Bank.

Los Alamos National Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for Los Alamos National Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2003, Los Alamos National Bank could pay a total of $8.9 million in dividends and still comply with our internal policy regarding minimum regulatory capital ratios. In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1 Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1 “Business—Los Alamos National Bank—Supervision and Regulation—Dividends.”

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations.  The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity(1)	$498,809	$498,809	—	—	—
Time deposits(1)	337,386	254,009	$64,433	$13,051	$5,893
Short-term borrowings(1)	9,402	9,402	—	—	—
Long-term borrowings(1)	67,398	7,391	15,723	40,752	3,532
Borrowings made by ESOP to outside parties(1)	2,157	471	943	743	—
Operating leases	115	66	49	—	—
Purchase obligations	5,619	5,619	—	—	—
Junior subordinated debt owed to unconsolidated trusts(1)	16,496	—	—	—	16,496
Total contractual long-term cash obligations	$937,382	$775,767	$81,148	$54,546	$25,921

(1)                                  Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements.  While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility.  Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations.  Purchase obligations represent the contractual amount for the planning and construction of the new Santa Fe office currently under construction.

Commitments.  The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.  Further discussion of these commitments is included in Notes 14 and 15 in Item 8, “Financial Statements and Supplementary Data”, in this report.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$14,268	$13,712	$556	—	—
Commercial real estate	8,664	8,440	224	—	—
Residential real estate	623	524	99	—	—
Mortgage loans sold with recourse	17	17	—	—	—
Construction real estate	45,840	36,809	9,031	—	—
Revolving home equity and credit card lines	53,711	53,711	—	—	—
Other	7,762	7,762	—	—	—
Standby letters of credit	27,522	27,522	—	—	—
Total commitments to extend credit	158,407	148,497	9,910	—	—
Commitments to sell mortgage loans	21,519	21,519	—	—	—
ESOP liquidity put	16,343	16,343	—	—	—
Total commitments	$196,269	$186,359	$9,910	—	—

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The contract with the customer specifically requires the customer to pay any fees that we incur in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The Employee Stock Ownership Plan (ESOP) liquidity put is described in Note 11 in Item 8, “Financial Statements and Supplementary Data”, which is located elsewhere in this report.

Capital Resources

Los Alamos National Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Los Alamos National Bank’s financial statements. As of December 31, 2003, the most recent notification from the federal banking regulators categorized Los Alamos National Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed Los Alamos National Bank’s capital classification.

In order for Trinity to be considered “adequately capitalized” on a consolidated basis, it must maintain a minimum ratio of Tier 1 capital to total assets of 4%, and a minimum ratio of total capital to risk-weighted assets of 8%. See Item 1. “Business—Supervision and Regulation,—Capital Adequacy” and “Prompt Corrective Action”.

A certain amount of both Trinity and the Bank’s Tier 1 capital was in the form of Trust Preferred Securities.  Please see Note 9,  “Junior Subordinated Debt Owed to Unconsolidated Trusts” in Item 8, “Financial Statements and Supplementary Data”, in this report, for details on the effect these have on risk based capital.

Trinity and Los Alamos National Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2003. The required and actual amounts and ratios for Trinity and Los Alamos National Bank as of December 31, 2003 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$88,838	11.61%	$61,240	8.00%	N/A	N/A
Bank only	85,197	11.17	61,037	8.00	$76,297	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	81,468	10.64	30,620	4.00	N/A	N/A
Bank only	77,826	10.20	30,519	4.00	45,778	6.00
Tier 1 capital (to average assets):
Consolidated	81,468	8.05	40,469	4.00	N/A	N/A
Bank only	77,826	7.71	40,401	4.00	50,501	5.00

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by (used in) operating activities was $84.0 million, ($48.0) million and ($1.8) million for 2003, 2002 and 2001, respectively. Net cash provided by operating activities increased by $132 million in 2003 over 2002 largely due to the gross sale of loans held for sale increasing $218.1 million, which was partially offset by an increase in cash used by origination of loans held for sale of $90.4 million.  The increase in cash provided by loan selling activities was reflective of the high mortgage loan refinance activity we experienced.  Net cash used in operating activities increased by $46.2 million in the 2002 period over 2001 largely due to the increase of origination of new loans held for sale of $151.3 million, which was partially offset by an increase in the proceeds from the sale of loans of $109.5 million.

Net cash (used in) investing activities was ($160.8) million, ($47.3) million and ($110.7) million for 2003, 2002 and 2001, respectively. The $113.5 million increase in cash used by investing activities for 2003 compared to 2002 was mainly due to an increase of cash used for funding loans of $74.7 million and an increase of cash used for the purchase of investment securities of $16.3 million.  There were also no sales of investment securities in 2003, compared to $27.9 million in cash provided by investment security sales in 2002.  Total loans increased in 2003 by 12.1% over 2002, compared to only a 1.0% in 2002 over 2001.  The increase in loan activity was mainly due to a low interest rate environment that encouraged customers to borrow additional funds.  The $63.4 million decrease in net cash used in investing activities for 2002 compared to 2001 was due primarily to decreases in cash used in the funding of new loans (net of repayments) by $88.1 million, which was partially offset by an increase in net cash used of $21.6 million in investment securities.

Net cash provided by financing activities was $79.0 million, $94.9 million and $120.2 million for 2003, 2002 and 2001, respectively. Cash provided by financing activities decreased in 2003 compared to 2002 by $15.9 million mainly due to decreased cash provided by deposit growth of $73.7 million, which was partially offset by an increase in net cash provided by short- and long-term borrowings of $58.6 million.  This low deposit growth was in part due to our decision to reduce public funds (which were more costly than borrowings as a means to fund our growth) and in part due to customer funds moving from us back to the equity markets.  The decrease in cash provided by financing activities for 2002 compared to 2001 of $25.3 million was largely due to decreases in long-term borrowings (net of repayments) of $30.6 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Asset Liability Management

Our net interest income is subject to “interest rate risk” to the extent that it can vary based on changes in the general level of interest rates. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2003, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2003 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from six to 14 months.

Borrowings made by the ESOP are not included below, as we do not recognize interest expense on these borrowings. We make discretionary contributions to the ESOP to service this debt, and these contributions are recognized as compensation expense.

	Time to Maturity or Repricing
As of December 31, 2003:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$390,995	$323,788	$23,930	$1,810	$740,523
Investment securities	10,894	34,574	121,227	7,775	174,470
Securities purchased under agreements to resell	40	—	—	—	40
Interest bearing deposits with banks	967	—	—	—	967
Investment in unconsolidated trusts	—	—	—	496	496
Total interest earning assets	$402,896	$358,362	$145,157	$10,081	$916,496

Interest Bearing Liabilities:
NOW and money market deposit accounts	$102,072	$109,144	$2,358	—	$213,574
Savings deposits	70,814	154,292	—	—	225,106
Time deposits	102,560	151,450	77,483	$5,893	337,386
Short- and long-term borrowings	6,221	10,572	16,476	43,531	76,800
Junior subordinated debt owed to unconsolidated trusts	—	—	—	16,496	16,496
Total interest bearing liabilities	$281,667	$425,458	$96,317	$65,920	$869,362

Rate sensitive assets (RSA)	$402,896	$761,258	$906,415	$916,496	$916,496
Rate sensitive liabilities (RSL)	281,667	707,125	803,442	869,362	869,362
Cumulative GAP (GAP=RSA-RSL)	121,229	54,133	102,973	47,134	47,134
RSA/Total assets	40.02%	75.62%	89.64%	91.04%	91.04%
RSL/Total assets	27.98%	70.24%	79.81%	86.35%	86.35%
GAP/Total assets	12.04%	5.38%	10.23%	4.68%	4.68%
GAP/RSA	30.09%	7.11%	11.36%	5.14%	5.14%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage our interest rate risk, but rather we use what we believe to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at December 31, 2003 and 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At December 31, 2003		At December 31, 2002
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(4,461)	(12.17)%	$(1,998)	(6.11)%
+ 1.00	(2,207)	(6.02)	(1,063)	(3.25)
(1.00)	(1,671)	(4.56)	1,579	4.83
(2.00)	(3,566)	(9.73)	2,295	7.02

Our simulations used assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2003.

Changes in net interest income between the periods above reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.

Item 8.  Financial Statements and Supplemental Data.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

Audited Financial Statements December 31, 2003, 2002, and 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Trinity Capital Corporation:

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements present fairly, in all material respects, the financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 26, 2004

TRINITY CAPTIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Amounts in thousands, except share data)

	2003	2002
ASSETS
Cash and due from banks	$42,104	$37,559
Interest bearing deposits with banks	967	3,420
Federal funds sold and securities purchased under resell agreements	40	—
Cash and cash equivalents	43,111	40,979
Investment securities available for sale	100,753	35,894
Investment securities held to maturity, at amortized cost (fair value of $75,179 at December 31, 2003 and $71,639 at December 31, 2002)	73,717	69,923
Loans (net of allowance for loan losses of $7,368 at December 31, 2003 and $6,581 at December 31, 2002)	733,155	653,867
Loans held for sale	9,511	76,197
Premises and equipment, net	18,939	17,353
Accrued interest receivable	6,485	7,458
Mortgage servicing rights, net	7,792	3,650
Other real estate owned	7,383	3,707
Other assets	5,904	3,899
Total assets	$1,006,750	$912,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$60,191	$53,753
Interest bearing	776,004	736,333
Total deposits	836,195	790,086
Short-term borrowings	9,402	—
Long-term borrowings	67,398	39,492
Junior subordinated debt owed to unconsolidated trusts	16,496	16,496
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	2,157	2,888
Accrued interest payable	2,797	2,919
Other liabilities	6,247	4,679
Total liabilities	940,692	856,560
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 653,381 shares and 673,194 shares at 2003 and 2002, respectively, at fair value; net of unearned ESOP shares of 126,194 shares and 177,541 shares at 2003 and 2002, respectively, at historical cost	18,256	9,462
Commitments and contingencies (note 14)
Stockholders’ Equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, outstanding 6,701,478 and 6,650,131 at 2003 and 2002, respectively	6,836	6,836
Additional paid-in capital	545	199
Retained earnings	40,845	39,990
Accumulated other comprehensive income	135	439
Total stockholders’ equity before treasury stock	48,361	47,464
Treasury stock, at cost, 29,128 shares	(559)	(559)
Total stockholders’ equity	47,802	46,905
Total liabilities and stockholders’ equity	$1,006,750	$912,927

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands except per share data)

	2003	2002	2001

Interest income:
Loans, including fees	$48,963	$49,539	$52,522
Investment securities:
Taxable	3,551	3,889	3,901
Nontaxable	513	318	307
Federal funds sold and securities purchased with agreements to resell	3	3	30
Other interest bearing deposits	338	475	300
Investment in unconsolidated trusts	52	53	34
Total interest income	53,420	54,277	57,094
Interest expense:
Deposits	15,296	19,894	27,351
Short-term borrowings	30	215	462
Long-term borrowings	2,000	1,629	1,339
Junior subordinated debt owed to unconsolidated trusts	1,754	1,759	1,189
Total interest expense	19,080	23,497	30,341
Net interest income	34,340	30,780	26,753
Provision for loan losses	3,350	2,800	2,900
Net interest income after provision for loan losses	30,990	27,980	23,853
Other income:
Mortgage loan servicing fees	2,208	1,801	1,367
Loan and other fees	1,925	1,519	1,361
Service charges on deposits	1,275	1,165	1,002
Gain on sale of loans	10,859	7,334	2,685
Gain on sale of securities	—	668	—
Other operating income	1,603	1,238	844
	17,870	13,725	7,259
Other expenses:
Salaries and employee benefits	15,555	11,693	9,628
Occupancy	1,798	1,805	1,711
Data processing	1,500	1,076	1,025
Marketing	1,451	1,158	891
Amortization and valuation of mortgage servicing rights	2,003	4,780	1,341
Supplies	914	666	672
Other	4,987	4,005	3,298
	28,208	25,183	18,566
Income before income taxes	20,652	16,522	12,546
Income taxes	7,794	6,281	4,604
Net income	$12,858	$10,241	$7,942
Basic earnings per common share	$1.93	$1.55	$1.20
Diluted earnings per common share	$1.90	$1.54	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands except share and per share data)

	Common Stock, No Par				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Issued		Held in Treasury, at cost
	Shares	Amount	Shares	Amount

Balance, December 31, 2000	6,856,800	$6,836	(16,778)	$(272)	$253	$32,165	$136	$39,118
Comprehensive income
Net income						7,942
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $252							448
Total comprehensive income								8,390
Dividends						(3,136)		(3,136)
Purchase of treasury stock			(12,350)	(287)				(287)
Increase in stock owned by ESOP participants, 62,224 shares						(840)		(840)
Net change in the fair value of stock owned by ESOP participants						(1,714)		(1,714)
Allocation of ESOP shares					(93)			(93)
Balance, December 31, 2001	6,856,800	6,836	(29,128)	(559)	160	34,417	584	41,438
Comprehensive income
Net income						10,241
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $34							69
Reclassification of unrealized gains to realized gains, net of taxes of $105							(214)
Total comprehensive income								10,096
Dividends						(3,514)		(3,514)
Decrease in stock owned by ESOP participants, 12,052 shares						193		193
Net change in the fair value of stock owned by ESOP participants						(1,347)		(1,347)
Allocation of ESOP shares					39			39
Balance, December 31, 2002	6,856,800	6,836	(29,128)	(559)	199	39,990	439	46,905
Comprehensive income
Net income						12,858
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $185							(304)
Total comprehensive income								12,554
Dividends						(3,866)		(3,866)
Decrease in stock owned by ESOP participants, 19,813 shares						357		357
Net change in the fair value of stock owned by ESOP participants						(8,494)		(8,494)
Allocation of ESOP shares					346			346
Balance, December 31, 2003	6,856,800	$6,836	(29,128)	$(559)	$545	$40,845	$135	$47,802

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	2003	2002	2001

Cash Flows From Operating Activities
Net income	$12,858	$10,241	$7,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,945	1,556	1,519
Net amortization (accretion) of:
Mortgage servicing rights	1,249	1,728	841
Premiums and discounts on investment securities	1,517	460	(216)
Junior subordinated debt owed to unconsolidated trusts issuance costs	18	18	13
Provision for loan losses	3,350	2,800	2,900
Change in mortgage servicing rights valuation allowance	754	3,052	500
Loss on sale of premises and equipment	—	2	1
Gain on sale of available for sale securities	—	(668)	—
Federal Home Loan Bank (FHLB) stock dividends received	(89)	(91)	(106)
Gain on sale of loans	(10,859)	(7,334)	(2,685)
(Gain) loss on disposal of other real estate owned	(219)	(137)	48
Write-down of value of other real estate owned	580	600	200
(Increase) in other assets	(1,050)	(976)	(930)
Increase (decrease) in other liabilities	1,495	(3,453)	1,976
Release of Employee Stock Ownership Plan (ESOP) shares	1,003	507	650
Net cash provided by operating activities before originations and gross sales of loans	12,552	8,305	12,653
Gross sales of loans held for sale	577,225	359,136	249,677
Origination of loans held for sale	(505,825)	(415,454)	(264,110)
Net cash (used in) provided by operating activities	83,952	(48,013)	(1,780)
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	18,120	5,150	23,243
Proceeds from maturities and paydowns of investment securities held to maturity	7,555	20,365	6,574
Proceeds from sale of investment securities, available for sale	—	27,906	—
Purchase of investment securities available for sale	(84,188)	(23,890)	(31,157)
Purchase of investment securities held to maturity	(12,057)	(56,007)	(3,556)
Proceeds from sale of other real estate owned	4,065	2,221	420
Loans funded, net of repayments	(90,740)	(15,998)	(104,093)
Purchases of premises and equipment	(3,531)	(7,044)	(2,099)
Net cash used in investing activities	(160,776)	(47,297)	(110,668)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	46,960	109,846	62,056
Net (decrease) increase in time deposits	(851)	9,986	45,811
Proceeds from issuances of borrowings	95,596	5,000	54,300
Repayment of borrowings	(58,288)	(26,255)	(44,324)
Proceeds from issuance of Employee Stock Ownership Plan (ESOP) debt	—	—	3,300
Repayment of ESOP debt	(731)	(412)	(2,560)
ESOP stock acquired with proceeds from ESOP debt	—	—	(1,315)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	—	6,186
Purchase of treasury stock	—	—	(287)
Dividend payments	(3,730)	(3,276)	(2,933)
Net cash provided by financing activities	78,956	94,889	120,234
Net (decrease) increase in cash and cash equivalents	2,132	(421)	7,786
Cash and cash equivalents:
Beginning of year	40,979	41,400	33,614
End of year	$43,111	$40,979	$41,400

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,448	$23,938	$28,784
Income taxes	10,742	6,735	3,321
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	8,102	4,053	2,402
Dividends declared, not yet paid	2,048	1,912	1,673
Change in unrealized gain on investment securities, net of taxes	(304)	(145)	448

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (the “Title Company”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”) and Trinity Capital Trust II (“Trust II”), which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements (see “Consolidation” accounting policy below.)  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank conducts its operations from its main office in Los Alamos and separate branch locations in Santa Fe and White Rock, New Mexico. The Bank also operates drive-up facilities and several automatic teller machines (ATM’s) in Los Alamos and surrounding geographic areas. The Title Company conducts its operations from its office in Los Alamos. Trust I and Trust II, established for the sole purpose of issuing trust preferred securities, operate out of the Los Alamos office. See notes 2 and 10 for a discussion of the purchase of the Title Company and the creation of the special purpose trusts.

Basis of Financial Statement Presentation:  The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and initial valuation of mortgage servicing rights.

Consolidation:  Trinity Capital Trust I (“Trust I”) and Trinity Capital Trust II (“Trust II”), collectively known as the “Trusts”, are no longer consolidated in these financial statements due to the adoption of a new accounting standard.  See “Recent accounting pronouncements”, Financial Accounting Standards Board Interpretation (FIN) No. 46, in Note 1 for further details.

Cash and cash equivalents:  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks and federal funds sold.

Investment securities available for sale:  Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. In addition, if a loss is deemed to be other than temporary, it is recognized as a realized loss in the income statement.

The Bank, as a member of the Federal Home Loan Bank of Dallas (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to 1% of its outstanding home loans. Federal Home Loan Bank and Federal Reserve Bank stock do not have readily determinable fair values as ownership is restricted and it lacks a market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

Investment securities held to maturity:  Securities classified as held to maturity are those securities that the Company has the ability and positive intent to hold until maturity. These securities are reported at amortized cost. Sales of investment securities held to maturity within three months of maturity are treated as maturities.

Loans held for sale:  Loans held for sale are those loans the Company intends to sell. They are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds plus the value of the mortgage servicing rights compared to the carrying value of the loans. These are generally sold within 30 to 60 days of origination.

Loans:  Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses and unearned income.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the estimated life of the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. Net deferred fees on real estate loans sold in the secondary market reduce the cost basis in such loans.

Interest on loans is accrued and reported as income using the interest method on daily principal balances outstanding. The Bank generally discontinues accruing interest on loans when the loan becomes 90 days or more past due or when management believes that the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on nonaccrual loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary Bank’s allowance for loan losses, and may require the subsidiary bank to recognize additions to its allowance based on their judgments of information available to them at the time of their examinations.

Premises and equipment:  Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed by the straight-line method for buildings and computer equipment over their estimated useful lives. Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. For owned and capitalized assets, estimated useful lives range from three to 39 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.

Other real estate owned (“OREO”):  OREO includes real estate assets that have been received in satisfaction of debt. OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses on sale are included in other non-interest income. Operating results from OREO are recorded in other non-interest expense.

Mortgage Servicing Rights:  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans. In cases where the mortgage loan is originated and sold, the total cost of the mortgage loan is allocated to the mortgage servicing right and to the loan based on their relative fair values.

The carrying amount of mortgage servicing rights, and the amortization thereon, is periodically evaluated in relation to estimated fair value. The Bank stratifies the underlying mortgage loan portfolio by certain risk characteristics, such as loan type, interest rate and maturity, for purposes of measuring impairment. The Bank estimates the fair value of each stratum by calculating the discounted present value of future net servicing income based on management’s best estimate of remaining loan lives. The Bank has determined that the primary risk characteristic of the mortgage servicing rights is the contractual interest rate of the underlying mortgage loans.

The carrying value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.

Earnings per common share:  Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share were determined assuming that all stock options were exercised at the beginning of the years presented. Unearned shares owned by the Employee Stock Ownership Plan (ESOP) are treated as not outstanding for the purposes of computing basic earnings per common share.

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2003	2002	2001
	(In thousands, except share and per share data)
Net income	$12,858	$10,241	$7,942
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(29,128)	(29,128)	(16,991)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(166,814)	(199,772)	(196,033)
Weighted average common shares outstanding, net	6,660,858	6,627,900	6,643,776
Basic earnings per common share	$1.93	$1.55	$1.20
Weighted average dilutive shares from stock option plan	95,468	31,134	21,311
Weighted average common shares outstanding including dilutive shares	6,756,326	6,659,034	6,665,087
Diluted earnings per common share	$1.90	$1.54	$1.19

Comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment reporting:  The Company is managed as one unit and does not have separate operating segments. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

Transfers of financial assets:  Transfers of financial assets are accounted for as sales only when the control over the financial assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Impairment of long-lived assets:  Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Recent accounting pronouncements: Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s financial statements. The Company considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Company now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement. As of December 31, 2003, the Company had deferred letter of credit fees totaling $30 thousand, which represents the fair value of the Company’s potential obligations under the letter of credit guarantees.

FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).”  FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Corporation adopted FIN 46, as revised, in connection with its consolidated financial statements for the year ended December 31, 2003.  The implementation of FIN 46 required the Company to de-consolidate its investment in Trinity Capital Trust I and Trinity Capital Trust II (the “Trusts”) because the Company is not the primary beneficiary.  All prior financial statements have been reclassified to reflect this de-consolidation.  There was no impact on shareholders’ equity, income from continuing operations or net income.

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

In March, 2004 the SEC issued Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principals to Loan Commitments.”  This SAB summarizes the views of the SEC regarding the application of generally accepted accounting principals to loan commitments accounted for as derivative instruments.  Under this SAB, banks will no longer be able to record interest rate lock commitments (IRLCs) as assets, but only record any liabilities resulting from these IRLCs.  Currently, the Company follows industry practice in recording these IRLCs as assets or liabilities, depending on the net position the Company has on these IRLCs.  As of April 1, 2004, the Company will adopt this SAB.  Management believes that this will not have a material effect on the Company’s financial statements.

Stock-based compensation: As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	2003	2002	2001
	(In thousands except per share amounts)
Net income:
As reported	$12,858	$10,241	$7,942
Pro forma	12,671	10,172	7,841
Basic earnings per share:
As reported	$1.93	$1.55	$1.20
Pro forma	1.90	1.53	1.18
Diluted earnings per share
As reported	$1.90	$1.54	$1.19
Pro forma	1.88	1.52	1.17

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2003, 2002 and 2001, respectively: dividend yield of 1.9% 2.5% and 2.4%; expected price volatility of 15.2%, 9.1% and 3.7%; risk free rate of return of 2.0%, 4.0% and 5.0%; and weighted average assumption for expected life of 10 years for all years.

SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised in December 2003.  The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations.  These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003.  The adoption of this statement as of January 1, 2004 did not have a significant impact on the Company’s financial statements.

Trust Assets:  Assets held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Additionally, the prior year financial statements have been reclassified to de-consolidate the Company’s investment in Trinity Capital Trust I and Trinity Capital Trust II in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003.  See Note 1—Significant Accounting Policies—Recent accounting pronouncements in the notes to consolidated financial statements.

Note 2.  Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $23,482,000 and $21,798,000 at December 31, 2003 and 2002, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2003:
U.S. Government agencies	$94,868	$286	$73	$95,081
Equity securities	5,666	6	—	5,672
Totals	$100,534	$292	$73	$100,753

December 31, 2002:
U.S. Government agencies	$31,405	$702	—	$32,107
Equity securities	3,781	6	—	3,787
Totals	$35,186	$708	—	$35,894

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2003:
U.S. Government agencies	$53,246	$1,295	—	$54,541
States and political subdivisions	20,471	167	—	20,638
Totals	$73,717	$1,462	—	$75,179

December 31, 2002:
U.S. Government agencies	$59,543	$1,512	—	$61,055
States and political subdivisions	10,380	206	$2	10,584
Totals	$69,923	$1,718	$2	$71,639

There were no securities with an unrealized loss existing longer than 12 months and no securities with unrealized losses which management considers permanently impaired at December 31, 2003.

Realized net gains (losses) on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Realized gains	—	$668	—
Realized losses	—	—	—
Net gains (losses)	—	$668	—

The amortized cost and fair value of investment securities as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$26,225	$26,382	$11,171	$11,323
One to five years	68,643	68,699	52,586	53,896
Five to ten years	—	—	—	—
Over ten years	—	—	9,960	9,960
FHLB, Federal Reserve, and FNMA stock—no stated maturity	5,666	5,672	—	—
	$100,534	$100,753	$73,717	$75,179

Securities with carrying amounts of $73,414,000 and $96,020,000 at December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans

Loans consisted of:

	December 31,
	2003	2002
	(In thousands)
Commercial loans	$71,299	$65,778
Commercial real estate	286,551	245,001
Residential real estate	222,282	200,408
Construction real estate	112,616	105,921
Installment and other	49,349	44,656
Total loans	742,097	661,764
Unearned income	1,574	1,316
Gross loans	740,523	660,448
Allowance for loan losses	7,368	6,581
Loans, net	$733,155	$653,867

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2003, 2002 and 2001 were as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Non-accruing loans	$3,112	$3,914	$6,472
Loans 90 days or more past due, still accruing interest	80	—	877
Total non-performing loans	$3,192	$3,914	$7,349

The reduction in interest income associated with loans on non-accrual status was $118 thousand, $320 thousand and $600 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

Information about impaired loans as of and for the years ended December 31, 2003, 2002 and 2001 is as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Loans for which there was a related allowance for credit losses	$2,187	$2,740	$4,474
Other impaired loans	486	303	796
Total impaired loans	$2,673	$3,043	$5,270

Average monthly balance of impaired loans	$638	$4,902	$4,276
Related allowance for credit losses	$325	$781	$717
Interest income recognized on an accrual basis	—	—	—
Interest income recognized on a cash basis	—	—	—

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Balance, beginning of year	$6,581	$5,637	$4,621
Provision for loan losses	3,350	2,800	2,900
Charge-offs	(2,813)	(1,924)	(2,225)
Recoveries	250	68	341
Net charge-offs	2,563	1,856	1,884
Balance, end of year	$7,368	$6,581	$5,637

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2003 and 2002, were approximately $9,135,000 and $15,583,000, respectively. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the year ended December 31, 2003 is as follows:

(In thousands)
Balance, beginning	$15,583
Additions	6,563
Principal payments and other reductions	(13,011)
Balance, ending	$9,135

Note 5.  Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of these loans at December 31 is summarized as follows:

	2003	2002
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$866,705	$650,478
Federal Home Loan Mortgage Corporation (FHLMC)	5,908	14,653
Other investors	738	1,813
	873,351	666,944
Mortgage loans underlying pass-through securities—FNMA	91	191
	$873,442	$667,135

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $3,119,000 and $4,587,000 as of December 31, 2003 and 2002, respectively. There were no custodial balances on deposit with other financial institutions during 2003 and 2002.

An analysis of changes in mortgage servicing rights, follows:

	2003	2002
	(In thousands)
Balance, beginning of year	$3,650	$4,627
Servicing rights originated and capitalized	6,145	3,803
Amortization	(1,249)	(1,728)
Valuation allowance due to changes in prepayment assumptions	(754)	(3,052)
	$7,792	$3,650

The fair value of the mortgage servicing rights was determined by an independent third-party broker of mortgage servicing rights.  The values given by the broker were based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  Mortgage servicing rights were valued at $8.2 million.  The key assumptions used to initially value the mortgage servicing rights recorded in 2003 included a Prepayment Standard Assumption speed (“PSA”) of 265% and a discount rate of 9.01%.

Note 6.  Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2003	2002
	(In thousands)
Land and land improvements	$1,241	$971
Buildings	8,658	12,031
Construction in process	4,656	—
Furniture and equipment	16,366	14,372
	30,921	27,374
Accumulated depreciation	(11,982)	(10,021)
	$18,939	$17,353

Depreciation on premises and equipment totaled $1,945,000, $1,556,000 and $1,519,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Construction Commitments

The Bank has entered into a $5.6 million contractual agreement with a local builder for the construction of a new office in Santa Fe, New Mexico.  Construction is expected to be completed in 2004.

Note 7.  Deposits

Deposits consisted of:

	December 31,
	2003	2002
	(In thousands)
Demand deposits, noninterest bearing	$60,129	$53,753
NOW and money market accounts	213,574	196,768
Savings deposits	225,106	201,328
Time certificates, $100,000 or more	193,401	199,908
Other time certificates	143,985	138,329
Total	$836,195	$790,086

At December 31, 2003, the scheduled maturities of time certificates were as follows:

(in thousands)
2004	$254,009
2005	53,456
2006	10,977
2007	11,577
2008	1,474
Thereafter	5,893
$337,386

The Company had no brokered deposits at December 31, 2003 or 2002.

Note 8.  Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. The total value of loans under the blanket assignment as of December 31, 2003 was $142,782,000.

Maturity Date	Rate	Type	Index	Principal due	2003	2002
					(In thousands)
01/02/2004(1)	1.80%	Fixed	—	At maturity	$4,402	—
10/04/2004	2.160	Fixed	—	At maturity	5,000	$5,000
01/02/2007	4.121	Fixed	—	Monthly Amortization	9,612	12,476
01/02/2007	4.078	Fixed	—	Monthly Amortization	14,091	18,294
07/18/2008	3.221	Fixed	—	At maturity	40,000	—
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,395	1,422
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008(2)	4.00	Variable	Citibank Prime	Monthly Amortization	2,157	2,888
					$78,957	$42,380

(1)                                  Federal funds purchased from a correspondent bank.  These borrowings generally mature the next business day after the borrowing, and are uncollateralized.

(2)                                  Borrowing made by ESOP to outside parties. This debt is serviced by contributions made by the Company to the ESOP, recognized on these consolidated financial statements as compensation expense.

The following is a summary of debt payments required for years after 2003. Included are payments for the ESOP debt of $471 thousand each year until maturity, which is recognized as compensation expense in these consolidated financial statements:

(In thousands)
2004	$17,265
2005	8,172
2006	8,494
2007	1,187
2008	40,308
Thereafter	3,531
$78,957

Note 9.  Junior Subordinated Debt Owed to Unconsolidated Trusts

In March 2000 and November 2001, Trinity Capital Trust I and Trinity Capital Trust II, both Delaware statutory business trusts (the “Trusts”), issued $10 million and $6 million, respectively, of 10.875% and 9.95%, respectively, trust preferred securities (the trust preferred securities).  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on March 8, 2030 and December 8, 2031, respectively, and are redeemable in whole or in part at the option of the Company at any time after March 8, 2010 and December 8, 2006, respectively, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued $310 thousand and $186 thousand, respectively, of common equity securities to Trinity. The Trusts used the proceeds of the offering of the trust preferred securities to purchase $10.3 million and $6.2 million, respectively, of 10.875% and 9.95%, respectively, junior subordinated deferrable interest debentures (the debentures) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period.  Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to support its growth.

Trinity owns all of the outstanding common stock of the Trusts. The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, as revised.  Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  Under FIN 46, a VIE should be consolidated by its primary beneficiary.  The Company implemented FIN 46 during the fourth quarter of 2003.  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are no longer included in the consolidated financial statements of the Company. The Company’s prior financial statements have been reclassified to de-consolidate the Company’s investment in the Trust.  See Note 1—Significant Accounting Policies—Recent accounting pronouncements.

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trust is no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not permitted to include the $16 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes (see Note 16—Regulatory Matters).  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis.  The Company also entered into an agreement as to expenses and liabilities with the Trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the trust preferred securities.  The obligations of the Company under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

Issuance costs of $537 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and December 2031, respectively. During the year ended December 31, 2003 and 2002, respectively, $18,000 and $22,000 of these issuance costs were amortized.   Unamortized issuance costs were $481 thousand and $499 thousand at December 31, 2003 and 2002, respectively.

Dividends accrued and unpaid to securities holders totaled $379 thousand and $380 thousand on December 31, 2003 and 2002, respectively.

Note 10.  Lease Commitments and Rental Expense

The Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2006. Lease payments for the years ended December 31, 2003, 2002 and 2001, totaled $165 thousand, $122 thousand and $328 thousand, respectively. Commitments for minimum future rentals under these operating leases were as follows at December 31, 2003:

(In thousands)
2004	$66
2005	42
2006	7
2007	—
2008	—
$115

Note 11.  Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (ESOP) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year. The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP provides for annual discretionary contributions by the Company as determined by its Board of Directors. The Company’s discretionary contributions to the ESOP in 2003, 2002 and 2001 were approximately $463 thousand, $356 thousand and $330 thousand, respectively.

The ESOP had a note payable outstanding with a local bank, of $2.2 million as of December 31, 2003. The note requires annual principal payments of $471 thousand with a final payment of principal on January 20, 2008. Interest is variable at Citibank Prime (4% at December 31, 2003) and is payable semi-annually. Collateral for this loan is in the form of Company stock owned by the ESOP and unallocated to the plan participants. Shares are released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. The note payable is recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

All shares held by the ESOP, which were acquired prior to the issuance of AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (SOP 93-6), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under SOP 93-6 for shares purchased prior to December 31, 1992. As permitted by SOP 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. As shares acquired after SOP 93-6 are released from collateral, the Company reports compensation expense equal to the current fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.

Shares of the Company held by the ESOP that were acquired prior to December 31, 1992 were as follows:

	December 31,
	2003	2002
Allocated shares	294,237	314,050
Shares committed to be released	—	—
Unallocated (unearned) shares	—	—
Total shares acquired prior to December 31, 1992	294,237	314,050

Shares of the Company held by the ESOP that were acquired after December 31, 1992 were as follows:

	December 31,
	2003	2002
Allocated shares	181,603	150,280
Shares committed to be released	51,347	31,323
Unallocated (unearned) shares	126,194	177,541
Total shares acquired after December 31, 1992	359,144	359,144
Estimated fair value of unallocated (unearned) shares	$3,912,014	$3,195,738

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2003, 2002 and 2001. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2003, 2002 and 2001 was $1.0 million, $542 thousand and $476 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no market. The put price is representative of the fair market value of the stock. The Company pays for the purchase within a five-year period. The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash. The fair value of the allocated shares subject to repurchase was $16.3 million and $9.1million as of December 31, 2003 and 2002, respectively.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 12.  Stock Option Plan

The Company has a stock option plan for the benefit of key management employees and directors with options to be granted at the fair value of the stock at the date of the grant. Under this plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. The Board of Directors determines vesting of the options. All options granted through December 31, 2003 vest over three years. Options must be exercised within ten years after the date of grant. The following table summarizes data concerning stock options:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	252,000	$16.21	210,000	$15.05	168,000	$13.82
Granted	61,000	32.00	42,000	22.00	42,000	20.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	313,000	$19.29	252,000	$16.21	210,000	$15.05

Exercisable at end of year	210,000	$15.18	168,000	$13.81	126,000	$12.19

Weighted average fair value per option of options granted during the year	$5.21		$3.97		$3.70

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9-$10.25	84,000	4.72	$9.63	84,000	$9.63
$16.00	42,000	5.96	16.00	42,000	16.00
$20-$22.00	126,000	7.96	20.67	84,000	20.34
$32.00	61,000	9.96	32.00	—	32.00
	313,000		$19.29	210,000	$15.18

Note 13.  Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years 2003, 2002 and 2001 are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current income tax expense:
Federal	$5,193	$6,195	$4,113
State	850	1,007	636
Deferred income tax expense (benefit):
Federal	1,493	(798)	(125)
State	258	(123)	(20)
Total income tax expense	$7,794	$6,281	$4,604

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	2003 Deferred		2002 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Allowance for loan losses	$2,805	—	$2,490	—
Mortgage servicing rights	—	$2,967	—	$1,381
Investment securities	—	38	—	28
Premises and equipment	—	1,062	—	727
Stock dividends on FHLB stock	—	326	—	290
Loans	148	—	191	—
Unrealized gain on securities available for sale	—	84	—	269
Accrued compensation	175	—	135	—
Employee stock ownership plan (ESOP) compensation	252	—	159	—
Other real estate owned (OREO)	—	—	190	—
Total deferred taxes	$3,380	$4,477	$3,165	$2,695

Management believes that it is more likely than not that the net deferred tax liability will be fully realized due to anticipated increases in pre-tax income. The net deferred tax liability of $1.1 million in 2003 was reported in other liabilities.  In 2002, the net deferred tax asset of $470 thousand was reported in other assets.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$7,228	35.00%	$5,783	35.00%	$4,390	35.00%
Net tax exempt interest income	(175)	(0.85)	(130)	(0.78)	(107)	(0.85)
Interest disallowance	20	0.10	10	0.06	17	0.14
Other, net	1	0.00	43	0.26	(97)	(0.77)
State income tax net of federal benefit	720	3.49%	575	3.48	401	3.19
Provision for income taxes	$7,794	37.74%	$6,281	38.02%	$4,604	36.71%

Note 14.  Commitments, Contingencies and Off-Balance Sheet Activities

Credit-related financial instruments:  The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2003	2002
	(In thousands)
Mortgage loans sold with recourse	$17	$93
Unfunded commitments under lines of credit	130,868	118,414
Commercial and standby letters of credit	27,522	21,730

Mortgage loans sold with recourse are loans sold to outside investors, with the Company retaining servicing and responsibility for collection in the event of a default. For 2003 and 2002, no such defaults occurred or were expected to occur.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2003 and 2002 no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.  The fair value of these commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $30 thousand as of December 31, 2003, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”). The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 15.  Derivative Financial Instruments

In the normal course of business, the Bank uses a variety of financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates. Derivative instruments that the Bank uses as part of its interest rate risk management strategy include mandatory forward delivery commitments and rate lock commitments.

As a result of using over-the-counter derivative instruments, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparties. The Bank manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk amongst many such counterparties and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The Bank’s exposure to credit risk in the event of default by counterparty is the current cost of replacing the contracts net of any available margins retained by the Bank. However, if the borrower defaults on the commitment the Bank requires the borrower to cover these costs.

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2003 include commitments to fund loans held for sale.

The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family residential loans for sale pursuant to programs with the Federal National Mortgage Association (FNMA). At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.  Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to FNMA is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

At December 31, 2003, the Company had $21.5 million of loan commitments outstanding related to loans being originated for sale.  All were subject to interest rate locks.  The Company recognized income of $144 thousand associated with these commitments.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $132.3 million and $121.4 million as of December 31, 2003 and 2002, respectively. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	At December 31,
	2003	2002
	(In thousands)
Fixed-rate (ranging from 3.4% to 10.5%)	$50,721	$50,483
Adjustable-rate	81,588	70,942
Total	$132,309	$121,425

Note 16.  Regulatory Matters

The Company’s primary source of cash is dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The dividends declared cannot be in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2003.

As of December 31, 2003, the Bank was “well capitalized” as defined by OCC regulations. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category subsequent to this time.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$88,838	11.61%	$61,240	8.00%	N/A	N/A
Bank only	85,197	11.17	61,037	8.00	$76,297	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	81,468	10.64	30,620	4.00	N/A	N/A
Bank only	77,826	10.20	30,519	4.00	45,778	6.00
Tier 1 capital (to average assets):
Consolidated	81,468	8.05	40,469	4.00	N/A	N/A
Bank only	77,826	7.71	40,401	4.00	50,501	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002
Total capital (to risk-weighted assets):
Consolidated	$78,221	11.15%	$56,110	8.00%	N/A	N/A
Bank only	75,356	10.77	55,982	8.00	$69,978	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	71,637	10.21	28,055	4.00	N/A	N/A
Bank only	68,772	9.83	27,991	4.00	41,987	6.00
Tier 1 capital (to average assets):
Consolidated	71,637	7.89	36,325	4.00	N/A	N/A
Bank only	68,772	7.58	36,287	4.00	45,358	5.00

N/A—not applicable

Note 17.  Fair Value Information

Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument.

	Carrying Amount	Estimated Fair Value
	(In thousands)
December 31, 2003
Investments:
Available for sale	$100,753	$100,753
Held to maturity	73,717	75,179
Loans, net	733,155	773,922
Mortgage servicing rights	7,792	8,152
Rate lock commitments, mandatory forward delivery commitments and pair offs, net	144	144
Time deposits	337,386	341,214
Short- and Long-Term Borrowings	76,800	76,678
Junior subordinated debt owed to unconsolidated trusts	16,496	19,231
Borrowings made by Employee Stock Ownership Plan (ESOP)	2,157	2,157
December 31, 2002
Investments:
Available for sale	$35,894	$35,894
Held to maturity	69,923	71,639
Loans, net	653,867	677,106
Mortgage servicing rights	3,650	3,732
Rate lock commitments, mandatory forward delivery commitments and pair offs, net	190	190
Time deposits	338,237	341,226
Short- and Long-Term Borrowings	39,492	41,590
Junior subordinated debt owed to unconsolidated trusts	16,496	18,100
Borrowings made by Employee Stock Ownership Plan (ESOP)	2,888	2,888

Financial instruments whose carrying value is estimated to be equal to the fair value include: cash and due from banks, interest bearing deposits with banks, accrued interest receivable and payable, loans held for sale, demand deposits, negotiable orders of withdrawal and savings deposits. Management believes that the Company’s demand deposits, negotiable orders of withdrawal and savings deposits provide significant additional value that is not reflected above.

Commitments to extend lines of credit and standby letters of credit have fair values approximately equal to fees generated to extend such commitments and are not material.

No active market exists for a significant portion of the Company’s financial instruments. Because of the inherent imprecision of estimating fair value discount rates for financial instruments for which no market value exists, management does not believe that the above information reflects the amounts that would be received (including any gains or losses) if assets and liabilities were sold.

Note 18.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2003	2002
	(In thousands)
Assets
Cash	$3,324	$3,039
Investments in subsidiaries	79,955	72,557
Other assets	3,024	500
Total assets	$86,303	$76,096

Liabilities and Stockholders’ Equity
Dividends payable	$2,048	$1,912
Other liabilities	1,701	1,321
Junior subordinated debt owed to unconsolidated trusts	16,496	16,496
Stock owned by Employee Stock Ownership Plan (ESOP) participants	18,256	9,462
Stockholders’ equity	47,802	46,905
Total liabilities and stockholders’ equity	$86,303	$76,096

Statements of Income

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Dividends from subsidiaries	$5,879	$6,522	$3,247
Interest and other expense	(2,057)	(1,923)	(1,453)
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,822	4,599	1,794
Income tax benefit	794	798	538
Income before equity in undistributed net income of subsidiaries	4,616	5,397	2,332
Equity in undistributed net income of subsidiaries	8,242	4,844	5,610
Net income	$12,858	$10,241	$7,942

Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities
Net income	$12,858	$10,241	$7,942
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	18	22	13
Equity in undistributed net income of subsidiaries	(8,242)	(4,844)	(5,610)
(Increase) decrease in taxes receivable from subsidiaries	2,199	(1,026)	(483)
(Increase) decrease in other assets	(2,542)	28	41
(Decrease) increase in other liabilities	(276)	(485)	1,105
Net cash provided by operating activities	4,015	3,936	3,008
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	—	(6,186)
Net cash (used in) investing activities	—	—	(6,186)
Cash Flows From Financing Activities
Purchase of treasury stock	—	—	(287)
Dividends paid	(3,637)	(3,276)	(2,933)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(93)	(104)	(77)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	—	6,186
Net cash provided by (used in) financing activities	(3,730)	(3,380)	2,889
Net increase (decrease) in cash	285	556	(289)
Cash:
Beginning of year	3,039	2,483	2,772
End of year	$3,324	$3,039	$2,483

Note 19.  Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2003				Three Months Ended 2002
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$12,783	$13,655	$13,419	$13,563	$14,030	$13,413	$13,175	$13,660
Interest expense	4,283	4,756	4,954	5,087	5,603	5,760	5,836	6,299
Net interest income	8,500	8,899	8,465	8,476	8,427	7,653	7,339	7,361
Provision for loan losses	1,550	600	600	600	900	600	600	700
Net interest income after provision for loan losses	6,950	8,299	7,865	7,876	7,527	7,053	6,739	6,661
Other income	2,783	5,022	5,302	4,763	5,707	3,305	2,413	2,300
Other expense	8,738	3,997	8,511	6,962	7,974	6,156	5,728	5,325
Income before income taxes	995	9,324	4,656	5,677	5,260	4,202	3,424	3,636
Income taxes	298	3,516	1,820	2,160	2,231	1,488	1,278	1,284
Net income	$697	$5,808	$2,836	$3,517	$3,029	$2,714	$2,146	$2,352

Basic earnings per share	$0.11	$0.87	$0.42	$0.53	$0.46	$0.41	$0.32	$0.36

Diluted earnings per share	$0.08	$0.87	$0.42	$0.53	$0.46	$0.41	$0.32	$0.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On the recommendation of Trinity’s Audit Committee, Trinity’s Board dismissed Arthur Andersen, LLP on April 23, 2002.  The Board engaged the services of Neff & Ricci, LLP as Trinity’s independent public accountants to replace Arthur Andersen. Neff & Ricci, LLP has served as our independent public accountants since April 2002.

No report on the Company’s financial statements for 2002 was provided by Arthur Andersen. During 2002 there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Prior to engaging Neff & Ricci, we did not consult with them regarding any matter that was either the subject of disagreement or a reportable event, nor did we consult Neff & Ricci regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements and no written report or oral advice was provided which was an important factor considered in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART III

Item 10. Director and Executive Officers of Registrant.

Information regarding Trinity’s directors and executive officers appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons owning more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission.  They are also required to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the forms filed and representations made to us by reporting persons concerning whether a Form 5 was required to be filed for 2004, we are not aware of any of our directors, executive officers or 10% shareholders who failed to comply with the filing requirements of Section 16(a) during the fiscal year ended December 31, 2003, with the exception the following late filings.

The following directors purchased stock through irrevocable bids all of which were accepted on November 18, 2003 and resulted in the following late filings:

•                  Arthur B. Montoya, Jr. purchased 300 shares for the Arthur B. Montoya, Jr. DDS Profit Sharing Plan and 150 shares purchased by Dr. Montoya and his wife. Both purchases were reported in a Form 4 filed on November 25, 2003.

•                  Jeffrey F. Howell purchased 1,000 shares for her minor child. This purchase was reported in a Form 4 filed on November 28, 2003.

•                  Deborah U. Johnson purchased 1,000 shares for the Deborah U. Johnson Self-Directed IRA. This purchase was reported in a Form 4 filed on December 1, 2003.

•                  Steve W. Wells purchased 116 shares for the Steve W. Wells Self-Directed IRA. This purchase was first reported in a Form 4 filed on November 24, 2003. The Form 4, initially reporting the purchase date as November 20, 2003, was subsequently amended on December 2, 2004 to reflect the accurate date of purchase as November 18, 2003.

Deborah U. Johnson also purchased 800 shares for the Deborah U. Johnson Self-Directed IRA on September 1, 2003. This purchase was reported in a Form 4 filed on September 18, 2003.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1*	Articles of Incorporation of Trinity Capital Corporation

3.2	Amended and Restated By-Laws of Trinity Capital Corporation

4.1*	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.2*	Indenture dated as of November 28, 2001 between Trinity Capital Corporation, Trinity Capital Trust II and Wilmington Trust Company

10.1*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.2*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.3*	Los Alamos National Bank Employee Stock Ownership Plan

10.4*	Trinity Capital Corporation 1998 Stock Option Plan

10.5*	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

21.1*	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

* Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.

Form 8-Ks

A report on Form 8-K was filed on October 6, 2003 under Item 12 which reported the Company’s third quarter financial information in the form of a press release and under Item 9 reporting the results of the annual meeting of stockholders.

A report on Form 8-K was filed on November 3, 2003 under Item 12 which reported the Company’s third quarter financial information in the form of a press release.

A report on Form 8-K was filed on December 22, 2003 under Item 5 reporting the declaration of a dividend and the progress of a new bank branch.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
March 30, 2004
/s/ William C. Enloe	President, Chief Executive Officer
William C. Enloe	and Director

March 30, 2004
/s/ Daniel R. Bartholomew	Chief Financial Officer
Daniel R. Bartholomew

March 30, 2004
/s/ George A. Cowan	Director
George A. Cowan

March 30, 2004
/s/ Jeffrey F. Howell	Vice Chairman of the Board, Audit
Jeffrey F. Howell	Committee Chair and Director

March 30, 2004
/s/ Deborah U. Johnson	Director
Deborah U. Johnson

March 30, 2004
/s/ Jerry Kindsfather	Chairman of the Board and Director
Jerry Kindsfather
March 30, 2004

/s/ Arthur B. Montoya, Jr.	Director
Arthur B. Montoya, Jr.

March 30, 2004
/s/ Lewis A. Muir	Director
Lewis A. Muir

March 30, 2004
/s/ Stanley D. Primak	Director
Stanley D. Primak

March 30, 2004
/s/ Charles A. Slocomb	Director
Charles A. Slocomb

March 30, 2004
/s/ Steve W. Wells	Secretary and Director
Steve W. Wells

/s/ Robert P. Worcester	Chair of the Compensation	March 30, 2004
Robert P. Worcester	Committee and Director