Form 10-Q
period 2004-03-31
TRINITY CAPITAL CORP
filed 2004-05-12
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,727,924 shares of common stock, no par value, outstanding as of March 31, 2004.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(Amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$47,377	$42,104
Interest bearing deposits with banks	6,281	967
Federal funds sold and securities purchased under resell agreements	40	40
Cash and cash equivalents	53,698	43,111
Investment securities available for sale	54,499	100,753
Investment securities held to maturity, at amortized cost (fair value of $75,076 at March 31, 2004 and $75,179 at December 31, 2003)	73,514	73,717
Loans (net of allowance for loan losses of $7,734 at March 31, 2004 and $7,368 at December 31, 2003)	761,469	733,155
Loans held for sale	16,415	9,511
Premises and equipment, net	20,940	18,939
Accrued interest receivable	6,382	6,485
Mortgage servicing rights, net	7,416	7,792
Other real estate owned	6,843	7,383
Other assets	4,403	5,904
Total assets	$1,005,579	$1,006,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$62,112	$60,191
Interest bearing	780,603	776,004
Total deposits	842,715	836,195
Short-term borrowings	5,004	9,402
Long-term borrowings	65,578	67,398
Junior subordinated debt owed to unconsolidated trusts	16,496	16,496
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,686	2,157
Accrued interest payable	2,459	2,797
Other liabilities	2,534	6,247
Total liabilities	936,472	940,692
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 653,381 shares at fair value; net of unearned ESOP shares of 99,748 shares and 126,194 shares at March 31, 2004 and December 31, 2003, respectively, at historical cost	18,694	18,256
Commitments, contingencies and credit risk (note 7)
Stockholders’ Equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, outstanding 6,727,924 and 6,701,478 at March 31, 2004 and December 31, 2003, respectively	6,836	6,836
Additional paid-in capital	694	545
Retained earnings	43,295	40,845
Accumulated other comprehensive income	147	135
Total stockholders’ equity before treasury stock	50,972	48,361
Treasury stock, at cost, 29,128 shares	(559)	(559)
Total stockholders’ equity	50,413	47,802
Total liabilities and stockholders’ equity	$1,005,579	$1,006,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 and 2003
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Interest income:
Loans, including fees	$11,938	$12,492
Investment securities:
Taxable	973	884
Nontaxable	158	104
Other interest bearing deposits	6	66
Investment in unconsolidated trusts	13	17
Total interest income	13,088	13,563
Interest expense:
Deposits	2,968	4,253
Short-term borrowings	67	—
Long-term borrowings	607	388
Junior subordinated debt owed to unconsolidated trusts	439	446
Total interest expense	4,081	5,087
Net interest income	9,007	8,476
Provision for loan losses	600	600
Net interest income after provision for loan losses	8,407	7,876
Other income:
Mortgage loan servicing fees	574	481
Loan and other fees	557	387
Service charges on deposits	331	299
Gain on sale of loans	1,016	3,225
Gain on sale of securities	272	—
Other operating income	267	371
	3,017	4,763
Other expenses:
Salaries and employee benefits	3,853	3,563
Occupancy	494	462
Data processing	435	301
Marketing	226	288
Amortization and valuation of mortgage servicing rights	987	768
Supplies	172	211
Other	1,362	1,369
	7,529	6,962
Income before income taxes	3,895	5,677
Income taxes	1,445	2,160
Net income	$2,450	$3,517
Basic earnings per common share	$0.36	$0.53
Diluted earnings per common share	$0.36	$0.53

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Cash Flows From Operating Activities
Net income	$2,450	$3,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	527	436
Net amortization of:
Mortgage servicing rights	624	500
Premiums and discounts on investment securities	387	305
Junior subordinated debt owed to unconsolidated trusts issuance costs	4	5
Provision for loan losses	600	600
Change in mortgage servicing rights valuation allowance	364	267
Gain on sale of available for sale securities	(272)	—
Federal Home Loan Bank (FHLB) stock dividends received	(20)	(19)
Gain on sale of loans	(1,016)	(3,225)
(Gain) loss on disposal of other real estate owned	159	—
Write-down of value of other real estate owned	—	280
(Increase) in other assets	1,600	428
Increase (decrease) in other liabilities	(2,008)	528
Release of Employee Stock Ownership Plan (ESOP) shares	587	472
Net cash provided by operating activities before originations and gross sales of loans	3,986	4,094
Gross sales of loans held for sale	61,980	179,805
Origination of loans held for sale	(68,480)	(155,842)
Net cash (used in) provided by operating activities	(2,514)	28,057
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	19,585	2,868
Proceeds from maturities and paydowns of investment securities held to maturity	26	2,600
Proceeds from sale of investment securities, available for sale	28,388	—
Purchase of investment securities available for sale	(1,620)	(18,543)
Purchase of investment securities held to maturity	—	(946)
Proceeds from sale of other real estate owned	1,505	—
Loans funded, net of repayments	(30,038)	(19,307)
Purchases of premises and equipment	(2,528)	(834)
Net cash provided by (used in) investing activities	15,318	(34,162)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	9,673	(173)
Net (decrease) increase in time deposits	(3,153)	16,435
Proceeds from issuances of borrowings	83,600	—
Repayment of borrowings	(89,818)	(1,747)
Repayment of ESOP debt	(471)	(472)
Dividend payments	(2,048)	(1,912)
Net cash (used in) provided by financing activities	(2,217)	12,131
Net increase in cash and cash equivalents	$10,587	$6,026
Cash and cash equivalents:
Beginning of year	43,111	40,979
End of period	$53,698	$47,005

Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$4,419	$4,849
Income taxes	(230)	1,187
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,124	630
Change in unrealized gain on investment securities, net of taxes	12	(114)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (the “Title Company”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”) and Trinity Capital Trust II (“Trust II” and, together with Trust I, the “Trusts”), which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements.  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements filed on Form 10-K.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $2.5 million and $3.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	In thousands except for share and per share data
Net income	$2,450	$3,517
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(29,128)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(105,270)	(177,541)
Weighted average common shares outstanding, net	6,722,402	6,650,131
Basic earnings per common share	$0.36	$0.53
Weighted average dilutive shares from stock option plan	117,782	31,134
Weighted average common shares outstanding including dilutive shares	6,840,184	6,681,265
Diluted earnings per common share	$0.36	$0.53

Note 4.  Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative.  SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

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

Note 5.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $65.6 million and $37.7 million as of March 31, 2004 and March 31, 2003, respectively.  As of March 31, 2004, the advances have fixed interest rates ranging from 2.16% to 6.34%.

Note 6.  Junior Subordinated Debt Owed to Unconsolidated Trusts

In March 2000 and November 2001, Trust I and Trust II, both Delaware statutory business trusts, issued $10 million and $6 million, respectively, of 10.875% and 9.95%, respectively, trust preferred securities (the “trust preferred securities”).  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on March 8, 2030 and December 8, 2031, respectively, and are redeemable in whole or in part at the option of the Company at any time after March 8, 2010 and December 8, 2006, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued $310 thousand and $186 thousand of common equity securities to Trinity.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase $10.3 million and $6.2 million of 10.875% and 9.95% junior subordinated deferrable interest debentures (the debentures) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred.  Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to support its growth.

Trinity owns all of the outstanding common stock of the Trusts.  The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, as revised.  Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  Under FIN 46, a VIE should be consolidated by its primary beneficiary.  The Company implemented FIN 46 during the fourth quarter of 2003.  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are no longer included in the consolidated financial statements of the Company.  The Company’s prior financial statements have been reclassified to de-consolidate the Company’s investment in the Trusts.

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trusts are no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of March 31, 2004, assuming the Company was not permitted to include the $16 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis.  The Company also entered into an agreement as to expenses and liabilities with the Trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trusts other than those arising under the trust preferred securities.  The obligations of the Company under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

Issuance costs of $537 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and December 2031, respectively.  During the three months ended March 31, 2004 and 2003, respectively, $4 thousand and $5 thousand of these issuance costs were amortized.  Unamortized issuance costs were $476 thousand and $494 thousand at March 31, 2004 and 2003, respectively.

Dividends accrued and unpaid to securities holders totaled $265 thousand on March 31, 2004 and 2003.

Note 7.  Commitments, Contingencies and Off-Balance Sheet Activities

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

At March 31, 2004 and December 31, 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2004	December 31, 2003
	(In thousands)
Mortgage loans sold with recourse	—	$17
Unfunded commitments under lines of credit	$129,749	130,868
Commercial and standby letters of credit	22,894	27,522

Mortgage loans sold with recourse are loans sold to outside investors, with the Company retaining servicing and responsibility for collection in the event of a default.  For 2004 and 2003, no such defaults occurred or were expected to occur.

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.  The fair value of these commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $20 thousand as of March 31, 2004, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 8.  Pro Forma Impact of Stock-Based Compensation Plans

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

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income as reported	$2,450	$3,517
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	17
Pro forma net income	$2,422	$3,500

Earnings per share:
Basic – as reported	$0.36	$0.53
Basic – pro forma	$0.36	$0.53

Diluted – as reported	$0.36	$0.53
Diluted – pro forma	$0.35	$0.52

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of March 31, 2004, mortgage loans serviced for others totaled $887.1 million.  The MSRs on these loans totaled $7.4 million as of March 31, 2004.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In the first three months of 2004, we recognized an expense of $364 thousand due to the lower values of these MSRs; in 2003, we recognized an expense of $754 thousand for these assets.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, we can have no certainty on the amount or direction of the change in valuation.

Income Statement Analysis

Net Income-General.  Net income for the three months ended March 31, 2004 was $2.5 million, compared to $3.5 million for the same period of 2003.  Diluted earnings per share decreased by $0.17 to $0.36 for the three months ended March 31, 2004 from $0.53 for the same period of 2003.  This represented a decrease in earnings per share of 32.1%.  This decrease was primarily due to a decline in gains on loans sold of $2.2 million due to the decline in mortgage loan refinancing activity.  This was partially offset by an increase in net interest income of $531 thousand.  The effect of these items, net of taxes, was a decline in unaudited net income of approximately $1.0 million for the first quarter of 2004 compared to the first quarter of 2003.

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

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Borrowings made by the Company’s Employee Stock Ownership Plan (“ESOP”) from outside parties are not included in this analysis, as the interest expense on this borrowing is born by the ESOP. Funding for the ESOP is recognized as part of compensation expense:

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$763,041	$11,938	6.29%	$718,368	$12,492	7.05%
Taxable investment securities	137,337	973	2.85	99,110	884	3.62
Investment securities exempt from federal income taxes(3)	20,434	243	4.78	10,802	162	6.08
Federal funds sold	40	—	0.54	56	—	1.15
Other interest bearing deposits	2,607	6	0.93	22,974	66	1.17
Investment in unconsolidated trust subsidiaries	496	13	10.54	496	17	13.90
Total interest earning assets	923,955	13,173	5.73	851,806	13,621	6.49
Non-interest earning assets	78,662			69,154
Total assets	$1,002,617			$920,960

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$205,885	$394	0.77%	$193,522	$700	1.47%
Savings deposits	211,278	549	1.05	209,450	889	1.72
Time deposits	334,540	2,025	2.43	341,679	2,664	3.16
Short-term borrowings	17,839	67	1.51	—	—	—
Long-term borrowings	66,346	607	3.68	38,393	388	4.10
Junior subordinated debt owed to unconsolidated trusts	16,496	439	10.70	16,496	446	10.96
Total interest bearing liabilities	852,384	4,081	1.93	799,540	5,087	2.58
Demand deposits—non-interest bearing	57,982			55,771
Other non-interest bearing liabilities	24,131			5,442
Stockholders’ equity, including stock owned by ESOP	68,120			60,207
Total liabilities and stockholders equity	$1,002,617			$920,960

Net interest income/interest rate
Spread(4)		$9,092	3.80%		$8,534	3.91%

Net interest margin on a fully tax equivalent basis(5)			3.96%			4.06%

Net interest margin(5)			3.92%			4.04%

(1)                                  Non-accrual loans and held for sale loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $730 thousand and $952 thousand for the three months ended March 31, 2004 and 2003, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense. The effective tax rate was 37% and 38% for the three months ended March 31, 2004 and 2003, respectively. Disallowed expense was $85 thousand and $57 thousand for the three months ended March 31, 2004 and 2003, respectively.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the first quarter of 2004, net interest income on a fully tax equivalent basis increased $558 thousand to $9.1 million from $8.5 million for the first quarter of 2003.  The increase in net interest income resulted from a decrease in interest expense of $1.0 million (19.8%), while interest income on a fully tax equivalent basis decreased $448 thousand (3.3%).  Interest expense decreased due to a decrease in the average rate on interest bearing liabilities of 65 basis points, which accounted for a decrease in interest expense of $1.3 million.  This was partially offset by an increase in average interest-bearing liabilities of $52.8 million, which accounted for an increase in interest expense of $321 thousand.  Interest income on a fully tax equivalent basis decreased due to a decrease in the average rate on interest earning assets of 76 basis points, which accounted for a decrease in interest income on a fully tax equivalent basis of $1.6 million.  This was partially offset by an increase in the average volume of interest earning assets of $60.2 million (7.1%), which accounted for an increase of $1.1 million in interest income on a fully tax equivalent basis.  The net interest margin expressed in a fully tax equivalent basis decreased 10 basis points to 3.96% for 2004 from 4.06% for 2003.

Volume, Mix and Rate Analysis of Net Interest Income.  The following tables present the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided on changes in each category due to: (i) changes attributable to changes in volume (change in volume times the prior period interest rate); (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume); and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate:

	Three Months Ended March 31,
	2004 Compared to 2003
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$747	$(1,301)	$(554)
Taxable investment securities	295	(206)	89
Investment securities exempt from federal income taxes(1)	121	(40)	81
Federal funds sold	—	—	—
Other interest bearing deposits	(49)	(11)	(60)
Investment in unconsolidated trust subsidiaries	—	(4)	(4)
Total increase (decrease) in interest income	1,114	(1,562)	(448)
Interest Bearing Liabilities:
NOW and money market deposit accounts	42	(348)	(306)
Savings deposits	8	(348)	(340)
Time deposits	(55)	(584)	(639)
Short-term borrowings	67	—	67
Long-term borrowings	259	(40)	219
Junior subordinated debt owed to unconsolidated trusts	—	(7)	(7)
Total increase (decrease) in interest expense	321	(1,327)	(1,006)
Increase (decrease) in net interest income	$793	$(235)	$558

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and associated disallowed interest expense.  The effective tax rate for the three months ended March 31 was 37% and 38% for 2004 and 2003, respectively.  Disallowed expense for the three months ended March 31 was $85 thousand and $57 thousand for 2004 and 2003, respectively.

Other Income.  Changes in other income between the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$574	$481	$93
Loan and other fees	557	387	170
Service charges on deposits	331	299	32
Gain on sale of loans	1,016	3,225	(2,209)
Gain on sale of securities	272	—	272
Other operating income	267	371	(104)
	$3,017	$4,763	$(1,746)

In the first quarter of 2004, other income decreased by $1.8 million (37.5%) to $3.0 million from $4.8 million for the first quarter of 2003.  Gain on loans sold decreased $2.2 million due to a drop in mortgage loan refinance activity from historically high activity in the first quarter of 2003.  This drop in refinancing was expected and was experienced generally in the financial services industry.  In the first quarter of 2004, other income also included a gain of $272 thousand on the sale of securities.  Loan and other fees increased $170 thousand (43.9%) from 2003 to 2004, mainly due to an increase in trust fees related to the generation of more trust business.

Other Expenses.  Changes in other expenses between the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$3,853	$3,563	$290
Occupancy	494	462	32
Data processing	435	301	134
Marketing	226	288	(62)
Amortization and valuation of mortgage servicing rights	987	768	219
Supplies	172	211	(39)
Other	1,362	1,369	(7)
	$7,529	$6,962	$567

For the first quarter of 2004, other expenses increased $567 thousand (8.1%) to $7.5 million in 2004 from $7.0 million in the first quarter of 2003.  Salaries and employee benefits, the largest component of other expenses, increased by $290 thousand (8.1%), due to an increase in staff over the past 12 months of 20 full-time equivalent employees (7.4%), most of whom were officer and supervisor level employees in the loan department.  The increase in staff was necessary because of the extremely high mortgage loan refinancing volume during the year.  Amortization and valuation of mortgage servicing rights increased $219 thousand (28.5%), due to both an increase in volume of mortgage servicing rights resulting in higher amortization and a decline in interest rates resulting in higher impairment of these mortgage servicing rights.  Data processing expenses increased $134 thousand (44.5%), mainly due to the additional software depreciation expense related to the Bank’s new online banking system and other new software systems.

Income Taxes.  In the first quarter of 2004, income tax expense decreased $715 thousand (32.5%) over the first quarter of 2003 to a total of $1.4 million compared to $2.2 million.  The effective tax rate decreased to 37.1% in the first quarter of 2004, compared to 38.0% in the first quarter of 2003.

Balance Sheet—General.  Total assets at March 31, 2004 remained at $1.0 billion, following a slight decrease of $1.2 million (0.1%) from December 31, 2003.  During the same period, total liabilities decreased $4.2 million (0.4%) to a total of $936.5 million on March 31, 2004 from $940.7 on December 31, 2003.  The decline in total liabilities was primarily due to a decline in short-term borrowings of $4.4 million.   Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.0 million (4.5%) to $69.1 million on March 31, 2004 compared to $66.1 million on December 31, 2003.

Investment Securities.  The primary purposes of the investment portfolio are to provide a source of earnings, for liquidity management, to provide collateral to pledge against public deposits and to control interest rate risk.  In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see “Liquidity” and “Capital Resources” under Item 2 and “Asset Liability Management” under Item 3 below.

The following tables set forth the amortized cost and fair value of securities by accounting classification category and by type of security as indicated:

	At March 31, 2004		At December 31, 2003		At March 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$47,956	$48,187	$94,868	$95,081	$46,970	$47,486
Equity securities	6,306	6,312	5,666	5,672	3,782	3,788
Total securities available for sale	$54,262	$54,499	$100,534	$100,753	$50,752	$51,274

Securities Held to Maturity:
U.S. Government agencies	$53,072	$54,438	$53,246	$54,541	$56,769	$58,333
States and political subdivisions	20,442	20,638	20,471	20,638	11,324	11,553
Total securities held to maturity	$73,514	$75,076	$73,717	$75,179	$68,093	$69,886

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At March 31, 2004		At December 31, 2003		At March 31, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$75,548	9.80%	$71,299	9.61%	$68,113	10.02%
Commercial real estate	294,266	38.18	286,551	38.61	261,796	38.51
Residential real estate	232,995	30.22	222,282	29.95	202,477	29.79
Construction real estate	118,679	15.39	112,616	15.18	101,275	14.90
Installment and other	49,416	6.41	49,349	6.65	46,071	6.78
Total loans	770,904	100.00	742,097	100.00	679,732	100.00
Unearned income	1,701		1,574		1,228
Gross loans	769,203		740,523		678,504
Allowance for loan losses	7,734		7,368		6,560
Net loans	$761,469		$733,155		$671,944

Net loans increased $89.6 million (13.3%) to $761.5 million at March 31, 2004 from $671.9 million at March 31, 2003.  The increase was due primarily to growth in the Company’s commercial real estate, construction and residential real estate loan portfolios.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2004	At December 31, 2003	At March 31, 2003
	(Dollars in thousands)
Non-accruing loans	$3,275	$3,112	$2,457
Loans 90 days or more past due, still accruing interest	11	80	54
Total non-performing loans	3,286	3,192	2,511
Other real estate owned	6,843	7,383	4,057
Other repossessed assets	26	353	32
Total non-performing assets	$10,155	$10,928	$6,600

Total non-performing loans to total loans	0.43%	0.43%	0.37%
Allowance for loan losses to non-performing loans	235.36%	230.83%	261.25%
Total non-performing assets to total assets	1.01%	1.09%	0.71%

At March 31, 2004, total non-performing assets increased $3.6 million (54.5%) to $10.2 million from $6.6 million at March 31, 2003 due to increases in other real estate owned of $2.8 million and increases in non-performing loans of $775 thousand.  The increases in other real estate owned was primarily due to two large construction loans placed into other real estate owned totaling $6.3 million.  This was partially offset by the sale of a commercial property and a construction loan totaling $3.1 million.  Non-performing loans increased primarily due to two loans to a single customer totaling $927 thousand that were classified as non-accrual in 2004.

At March 31, 2004, total non-performing assets decreased $773 thousand (7.1%) to $10.2 million from $10.9 million at December 31, 2003, primarily due to decreases in other real estate owned of $540 thousand.  The decreases in other real estate owned was primarily due to the sale of a commercial real estate property valued at $1.3 million in 2004, which was partially offset by the acquisition of other real estate owned.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Balance at beginning of period	$7,368	$6,581
Provision for loan losses	600	600
Charge-offs	(238)	(650)
Recoveries	4	29
Net charge-offs	(234)	(621)
Balance at end of period	$7,734	$6,560

Gross loans at end of period	$769,203	$678,504
Ratio of allowance to total loans	1.01%	0.97%
Ratio of net charge-offs to average loans (1)	0.13%	0.35%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31 totaled $234 thousand, a decrease of $387 thousand (62.3%) from $621 thousand from the three months ended March 31, 2003.  The majority of the charge-offs were residential real estate and personal loans.  The provision for loan losses remained the same for the three months ended March 31, 2004 and 2003, due to management’s analysis of current non-performing loans and other factors.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2004		At December 31, 2003		At March 31, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,968	9.80%	$2,509	9.61%	$1,920	10.02%
Commercial and residential real estate	3,432	68.40	3,192	68.56	1,806	68.30
Construction real estate	1,338	15.39	844	15.18	1,809	14.90
Installment and other	949	6.41	799	6.65	565	6.78
Unallocated	47	N/A	24	N/A	460	N/A
Total	$7,734	100.00%	$7,368	100.00%	$6,560	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience increased by $235 in 2004, from $2.3 million in 2003 to $2.5 million in 2004.  This was largely due to an increase in the allocation for construction real estate loans which increased by $701 thousand and the allocation for installment and other loans which increased $148 thousand.  This was partially offset by a decrease in the allocation for commercial loans of $569 thousand.  Concentration allocation increased slightly, from $4.7 million in 2003 to $4.8 million in 2004.  This was due to an increase in the allocation for mortgages of $191 thousand, which was partially offset by a lower allocation in construction loans (a decline of $132 thousand).  The allocation for specifically identified loans increased slightly, from $325 thousand to $345 thousand.

Management anticipates continued growth in the loan portfolio due to a strengthened local economy, a stabilized Los Alamos National Laboratory budget of over $2 billion and the expectation of a slight increase in interest rates.  The volume of commercial real estate and construction loans is also anticipated to increase as the industry continues to strengthen and the recovery in capital spending boosts production and profits into 2004.  Although record mortgage financing peaked in 2003, the housing market for new construction and resale homes is expected to remain strong, especially in the under $500 thousand market, which should remain constant.  Residential real estate for property worth greater than $1.5 million is expected to be as “soft” as during the last several years.  Losses in the first quarter of 2004 were less than expected due to the absence of any commercial charge-offs.  Management believes losses will remain close to the last three years averages or trend slightly downward in 2004.

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

Potential Problem Loans.  The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing other real estate owned, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets.  A separate watch list of loans classified as “Special Mention” is also presented.  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances.  The Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  The Company analyzes its process regularly, with modifications made if needed, and reports those results quarterly at Board of Directors meetings.  However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses at a future time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At March 31, 2004	At December 31, 2003	At March 31, 2003
	(Dollars in thousands)
Loans classified as:
Substandard	$12,170	$9,815	$6,749
Doubtful	95	180	—
Total adversely classified loans	12,265	9,995	6,749
Other real estate owned	6,843	7,383	4,057
Other repossessed assets	26	353	32
Total adversely classified assets	$19,134	$17,731	$10,838

Special mention loans	$13,577	$17,507	$13,157

Total adversely classified assets increased $8.3 million (76.9%) from March 31, 2003 to March 31, 2004.  The main reason for the increase was an increase of $5.4 million in loans classified as substandard and an increase of $2.8 million in other real estate owned.  The increase in loans classified as substandard (and offsetting decrease in special mention loans) was due to the re-classification of one large borrower relationship of $5.7 million consisting of commercial, commercial real estate, consumer and residential mortgages from special mention to substandard.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash (used in) provided by operating activities was $(2.5) million and $28.1 million for the three months ended March 31, 2004 and 2003, respectively.  Net cash used in operating activities increased $30.6 million in the first three months of 2004 compared to the first three months of 2003 largely due to a decline in the sale of loans held for sale by $117.8 million over the first three months of 2003, which was partially offset by the origination of loans held for sale that decreased $87.4 million in the same period.  Net cash provided by (used in) investing activities was $15.3 million and $(34.2) million for the three months ended March 31, 2004 and 2003, respectively.  The $49.5 million increase in cash provided by investing activities was largely due to the sale of $28.4 million in investment securities, as well as the increase of cash provided by maturities and paydowns of securities of $14.1 million.  Net cash (used in) provided by financing activities was $(2.2) million and $12.1 million for the three months ended March 31, 2004 and 2003, respectively.  The $14.3 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $9.7 million from the first three months of 2003 compared to the first three months of 2004.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Company has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  The Company has borrowed, and management believes that the Company could again borrow, up to $84.0 million for a short time from these banks on a collective basis.  Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) and has the ability to borrow from the FHLB.  The Company may also have up to 25% of its Tier 1 capital in the form of trust preferred securities.  As of March 31, 2004, the Company could borrow an additional $6 million in trust preferred securities.  Subsequently, in April of 2004, the Company issued an additional $6.0 million in trust preferred securities, generating additional liquidity and increasing Tier 1 capital.  These trust preferred securities were issued primarily to help support the continued growth of the Company and insure that it has sufficient Tier I capital to remain “well-capitalized.”  As a contingency plan for significant funding needs, the Asset/Liability committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2004, the Company’s total risk-based capital ratio was 11.74%, the Tier 1 capital to risk-weighted assets ratio was 10.76%, and the Tier 1 capital to average assets ratio was 8.42%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2004 and December 31, 2003.  At December 31, 2003, the Company’s total risk-based capital ratio was 11.61%, the Tier 1 capital to risk-weighted assets ratio was 10.64%, and the Tier 1 capital to average assets ratio was 8.05%.

At March 31, 2004 and December 31, 2003, the Company’s book value per common share was $10.27 and $9.86, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2004 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from six to fourteen months.

Borrowings made by the Employee Stock Ownership Plan (ESOP) are not included below, as the Company does not recognize interest expense on these borrowings.  The Company makes discretionary contributions to the ESOP to service this debt, and these contributions are recognized as compensation expense.

	Time to Maturity or Repricing
As of March 31, 2004:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$404,151	$338,241	$23,900	$1,911	$769,203
Loans held for sale	16,415	—	—	—	16,415
Investment securities	15,663	41,325	71,025	—	128,013
Securities purchased under agreements to resell	40	—	—	—	40
Interest bearing deposits with banks	6,281	—	—	—	6,281
Investment in unconsolidated trusts	—	—	—	496	496
Total interest earning assets	$442,550	$379,566	$94,925	$2,407	$920,448

Interest Bearing Liabilities:
NOW and money market deposit accounts	$104,999	$112,686	$2,465	—	$220,150
Savings deposits	71,100	155,120	—	—	226,220
Time deposits	84,995	150,987	96,752	$1,499	334,233
Short- and long-term borrowings	1,842	10,629	14,578	43,533	70,582
Junior subordinated debt owed to unconsolidated trusts	—	—	—	16,496	16,496
Total interest bearing liabilities	$262,936	$429,422	$113,795	$61,528	$867,681

Rate sensitive assets (RSA)	$442,550	$822,116	$917,041	$920,448	$920,448
Rate sensitive liabilities (RSL)	262,936	692,358	806,153	867,681	867,681
Cumulative GAP (GAP=RSA-RSL)	179,614	129,758	110,888	52,767	52,767
RSA/Total assets	44.01%	81.76%	91.20%	91.53%	91.53%
RSL/Total assets	26.15%	68.85%	80.17%	86.29%	86.29%
GAP/Total assets	17.86%	12.90%	11.03%	5.25%	5.25%
GAP/RSA	40.59%	15.78%	12.09%	5.73%	5.73%

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

Based on simulation modeling at March 31, 2004 and December 31, 2003, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At March 31, 2004		At December 31, 2003
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(1,420)	(3.86)%	$(4,461)	(12.17)%
+ 1.00	(1,265)	(3.44)	(2,207)	(6.02)
(1.00)	1,751	4.76	(1,671)	(4.56)
(2.00)	(3,049)	(8.29)	(3,566)	(9.73)

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at March 31, 2004.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

3.1                               Articles of Incorporation

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

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on April 12, 2004, pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: April 30, 2004	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer
/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Date: April 30, 2004	By:	Chief Financial Officer