Form 10-Q
period 2004-06-30
TRINITY CAPITAL CORP
filed 2004-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,731,318 shares of common stock, no par value, outstanding as of July 15, 2004.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$35,054	$42,104
Interest bearing deposits with banks	34,213	967
Federal funds sold and securities purchased under resell agreements	40	40

Cash and cash equivalents	69,307	43,111
Investment securities available for sale	43,692	100,753
Investment securities held to maturity, at amortized cost (fair value of $73,805 at June 30, 2004 and $75,179 at December 31, 2003)	73,230	73,717
Loans (net of allowance for loan losses of $8,289 at June 30, 2004 and $7,368 at December 31, 2003)	774,894	733,155
Loans held for sale	10,496	9,511
Premises and equipment, net	23,990	18,939
Accrued interest receivable	5,895	6,485
Mortgage servicing rights, net	9,278	7,792
Other real estate owned	5,829	7,383
Other assets	3,447	5,904

Total assets	$1,020,058	$1,006,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$67,584	$60,191
Interest bearing	781,232	776,004

Total deposits	848,816	836,195
Short-term borrowings	5,002	9,402
Long-term borrowings	63,740	67,398
Junior subordinated debt owed to unconsolidated trusts	22,682	16,496
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,686	2,157
Accrued interest payable	2,538	2,797
Other liabilities	5,331	6,247

Total liabilities	949,795	940,692

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 638,660 and 653,381 shares at June 30, 2004 and December 31, 2003, respectively, at fair value; net of unearned ESOP shares of 99,748 shares and 126,194 shares at June 30, 2004 and December 31, 2003, respectively, at historical cost	18,237	18,256
Commitments, contingencies and credit risk (note 7)
Stockholders’ Equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, outstanding 6,731,318 and 6,701,478 at June 30, 2004 and December 31, 2003, respectively	6,836	6,836
Additional paid-in capital	928	545
Retained earnings	45,061	40,845
Accumulated other comprehensive (loss) income	(195)	135

Total stockholders’ equity before treasury stock	52,630	48,361

Treasury stock, at cost, 25,734 shares and 29,128 shares at June 30, 2004 and December 31, 2003, respectively, at historical cost	(604)	(559)

Total stockholders’ equity	52,026	47,802

Total liabilities and stockholders’ equity	$1,020,058	$1,006,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2004 and 2003

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Loans, including fees	$11,956	$12,364	$23,894	$24,856
Investment securities:
Taxable	709	855	1,682	1,739
Nontaxable	163	122	321	226
Federal funds sold	—	2	—	2
Other interest bearing deposits	63	67	69	133
Investment in unconsolidated trusts	14	9	27	26
Total interest income	12,905	13,419	25,993	26,982
Interest expense:
Deposits	2,962	4,150	5,930	8,403
Short-term borrowings	28	2	95	2
Long-term borrowings	591	370	1,198	758
Junior subordinated debt owed to unconsolidated trusts	472	432	911	877
Total interest expense	4,053	4,954	8,134	10,040
Net interest income	8,852	8,465	17,859	16,942
Provision for loan losses	600	600	1,200	1,200
Net interest income after provision for loan losses	8,252	7,865	16,659	15,742
Other income:
Mortgage loan servicing fees	585	559	1,159	1,040
Loan and other fees	682	439	1,239	826
Service charges on deposits	339	329	670	628
Gain on sale of loans	983	3,497	1,999	6,723
Gain on sale of securities	—	—	272	—
Other operating income	261	478	528	848
	2,850	5,302	5,867	10,065
Other expenses:
Salaries and employee benefits	3,855	3,655	7,708	7,217
Occupancy	574	444	1,068	906
Data processing	499	348	934	649
Marketing	324	376	550	664
Amortization of mortgage servicing rights	683	540	1,307	1,040
Mortgage servicing rights (recovery) impairment	(1,780)	1,553	(1,417)	1,821
Supplies	209	219	381	430
Other	1,086	1,376	2,448	2,746
	5,450	8,511	12,979	15,473
Income before income taxes	5,652	4,656	9,547	10,334
Income taxes	2,293	1,820	3,738	3,980
Net income	$3,359	$2,836	$5,809	$6,354
Basic earnings per common share	$0.50	$0.42	$0.86	$0.95
Diluted earnings per common share	$0.49	$0.42	$0.85	$0.95

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Cash Flows From Operating Activities
Net income	$5,809	$6,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,032	898
Net amortization of:
Mortgage servicing rights	1.307	1,040
Premiums and discounts on investment securities	725	691
Junior subordinated debt owed to unconsolidated trusts issuance costs	9	9
Provision for loan losses	1,200	1,200
(Recovery) impairment of mortgage servicing rights	(1.417)	1,821
Gain on sale of available for sale securities	(272)	—
Federal Home Loan Bank (FHLB) stock dividends received	(41)	(40)
Gain on sale of loans	(1,999)	(6,723)
Loss (gain) loss on disposal of other real estate owned	66	(9)
Write-down of value of other real estate owned	61	580
Decrease (increase) in other assets	3.038	(1,261)
Decrease in other liabilities	(974)	(590)
Tax benefit recognized for exercise of stock options	53	—
Release of Employee Stock Ownership Plan (ESOP) shares	768	530
Net cash provided by operating activities before originations and gross sales of loans	9.365	4,500
Gross sales of loans held for sale	140,034	314,950
Origination of loans held for sale	(140,396)	(295,517)
Net cash provided by operating activities	9,003	23,933
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	30,885	9,620
Proceeds from maturities and paydowns of investment securities held to maturity	133	5,680
Proceeds from sale of investment securities, available for sale	28,389	—
Purchase of investment securities available for sale	(2,804)	(29,446)
Purchase of investment securities held to maturity	—	(9,650)
Proceeds from sale of other real estate owned	2,551	3,009
Loans funded, net of repayments	(44,063)	(38,963)
Purchases of premises and equipment	(6,083)	(1,458)
Net cash provided by (used in) investing activities	9,008	(61,208)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	29,978	36,649
Net (decrease) increase in time deposits	(17,357)	23,825
Proceeds from issuances of borrowings	108,700	51,194
Repayment of borrowings	(116,758)	(54,705)
Repayment of ESOP debt	(471)	(531)
Proceeds from issuance of trust preferred securities	6,186	—
Purchase of treasury stock	(117)	—
Issuance of common stock for stock option plan	72	—
Dividend payments	(2,048)	(1,912)
Net cash provided by financing activities	8,185	54,520
Net increase in cash and cash equivalents	26,196	17,245
Cash and cash equivalents:
Beginning of year	43,111	40,979
End of period	$69,307	$58,224

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,393	$9,298
Income taxes	1,024	5,064
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,124	2,179
Dividends declared, not yet paid	2,049	1,912
Change in unrealized gain on investment securities, net of taxes	(330)	28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”) and Trinity Capital Trust III (“Trust III”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements.  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements filed on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $3.0 million and $3.0 million for the three month periods ended June 30, 2004 and 2003, respectively, and $5.5 million and $6.4 million for the six month periods ended June 30, 2004 and 2003, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited; in thousands, except share and per share data)
Net income	$3,359	$2,836	$5,809	$6,354
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(29,016)	(29,128)	(29,072)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(99,748)	(146,310)	(102,509)	(150,122)
Weighted average common shares outstanding, net	6,728,036	6,681,362	6,725,219	6,677,550
Basic earnings per common share	$0.50	$0.42	$0.86	$0.95
Weighted average dilutive shares from stock option plan	106,630	31,134	112,206	31,134
Weighted average common shares outstanding including dilutive shares	6,834,666	6,712,496	6,837,425	6,708,684
Diluted earnings per common share	$0.49	$0.42	$0.85	$0.95

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

In March, 2004 the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments.”  This SAB summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.  Under this SAB, banks will no longer be able to record interest rate lock commitments (IRLCs) as assets, but only record any liabilities resulting from these IRLCs.  Through March 31, 2004, the Company followed industry practice in recording these IRLCs as assets or liabilities, depending on the net position the Company had on these IRLCs.  As of April 1, 2004, the Company has adopted this SAB.  This did not have a significant effect on the Company’s financial statements.

In December 2003 the Financial Accounting Standards Board (the “FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations.  These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003.  The adoption of this statement as of January 1, 2004 did not have a significant impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “AcSEC”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.  Adoption of this SOP is not expected to have a significant impact on the Company’s financial statements.

On March 31, 2004, the FASB ratified a consensus opinion of the Emerging Issues Task Force (EITF), issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.   For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  Adoption of the provisions of this opinion that are effective as of this report date did not have a significant impact on the Company’s financial statements.  Adoption of further provisions when they are effective is not expected to have a significant impact on the Company’s financial statements.

On May 6, 2004, the Board of Governors of the Federal Reserve System issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The Federal Reserve is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill.  Current regulations do not require the deduction of goodwill.  The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital.  The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations.  At this time, this proposed rule, if adopted, will have no material effect on the Company.

On June 17, 2004, the SEC issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.  At this time, it appears as though this proposed regulation, if adopted, will have no material effect on the Company’s activities or financial results.

Note 5.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.7 million and $67.4 million as of June 30, 2004 and December 31, 2003, respectively.  As of June 30, 2004, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 6.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2004:

	Trust I	Trust II	Trust III
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004
Amount of trust preferred securities issued	$10,000	$6,000	$6,000
Rate on trust preferred securities	10.875%	9.95%	3.88% (variable	)
Maturity	March 8, 2030	December 8, 2031	September 8, 2034
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009
Common equity securities issued	$310	$186	$186
Junior subordinated deferrable interest debentures issued	$10,310	$6,186	$6,186
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	3.88% (variable	)

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the debentures) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred.  Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to add to Tier 1 capital in order to support its growth.

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

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trusts are no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  The most recent proposed rule issued by the Board of the Federal Reserve System indicated that it will continue to recognize these trust preferred securities as Tier 1 capital (see discussion in Note 4, “Recent Accounting Pronouncements and Regulatory Developments”.)  However, there can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of June 30, 2004, assuming the Company was not permitted to include the $22 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

Issuance costs of $615 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During the three months ended June 30, 2004 and 2003, respectively, $5 thousand and $4 thousand of these issuance costs were amortized.  During the six months ended June 30, 2004 and 2003, respectively, $9 thousand and $9 thousand of these issuance costs were amortized.  Unamortized issuance costs were $549 thousand and $490 thousand at June 30, 2004 and 2003, respectively.

Dividends accrued and unpaid to securities holders totaled $425 thousand and $379 thousand on June 30, 2004 and 2003, respectively.

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

At June 30, 2004 and December 31, 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2004	December 31, 2003
	(In thousands)
Mortgage loans sold with recourse	—	$17
Unfunded commitments under lines of credit	$135,703	130,868
Commercial and standby letters of credit	23,849	27,522

Mortgage loans sold with recourse are loans sold to outside investors, with the Company retaining servicing and responsibility for collection in the event of a default.  For 2004 and 2003, no such defaults occurred or were expected to occur.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral.  These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Company’s potential obligations under these commitments.  The fair value of these commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $23 thousand and $30 thousand as of June 30, 2004 and December 31, 2003, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited; in thousands except per share data)
Net income as reported	$3,359	$2,836	$5,809	$6,354
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	27	57	54

Pro forma net income	$3,331	$2,809	$5,752	6,300

Earnings per share:
Basic – as reported	$0.50	$0.42	$0.86	$0.95
Basic – pro forma	$0.50	$0.42	$0.86	$0.94

Diluted – as reported	$0.49	$0.42	$0.85	$0.95
Diluted – pro forma	$0.49	$0.42	$0.84	$0.94

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

Special Note Concerning Forward-Looking Statements

This Form 10-Q contains, and future oral and written statements of the Company may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in these factors.  In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of June 30, 2004, mortgage loans serviced for others totaled $905.7 million.  The MSRs on these loans totaled $9.3 million as of June 30, 2004.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In the three months ended June 30, 2004, we recognized income of $1.8 million due to the higher values of these MSRs.  In the six months ended June 30, 2004, we recognized income of $1.4 million.  For the year ending December 31, 2003, we recognized an expense of $754 thousand for these assets.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, we can have no certainty on the amount or direction of the change in valuation.

Overview

The Company improved its earnings in the second quarter of 2004 over the first quarter of 2004, largely due to the recovery of impairment on mortgage servicing rights as interest rates increased.  Although mortgage loan refinance activity (and its associated income) was much lower in 2004 compared to 2003, the Company managed to increase income 18.4% from the second quarter of 2003 to the second quarter of 2004, also due to the recovery of this impairment.  The Company’s balance sheet growth remained flat, growing only 1.3% from December 31, 2003 to June 30, 2004.  However, there was a shift from lower-yielding assets (investment securities) to higher-yielding assets (loans), increasing net interest margin on a fully tax-equivalent basis from 3.84% for the year ended December 31, 2003 to 3.90% for the six months ended June 30, 2004.  The Company also increased its risk-based capital by issuing $6 million in trust preferred securities during this quarter, enabling us to continue to grow and remain well-capitalized.  Construction on the second office in Santa Fe neared completion during this quarter, and it is scheduled to open in August, 2004.

Income Statement Analysis

Net Income-General.  Net income for the three months ended June 30, 2004 was $3.4 million, compared to $2.8 million for the same period of 2003.  Diluted earnings per share increased by $0.07 to $0.49 for the three months ended June 30, 2004 from $0.42 for the same period of 2003.  This represented an increase in earnings per share of 16.7%.  The increase in net income was primarily the result of a decrease in other expenses, coupled with an increase in net interest income.  The decrease in other expenses was primarily due to the recovery of impairment on mortgage servicing rights, resulting from an increased market value of these rights in a rising interest rate environment.

Net income for the six months ended June 30, 2004 was $5.8 million, compared to $6.4 million for the same period of 2003.  Diluted earnings per share decreased by $0.10 to $0.85 for the six months ended June 30, 2004 from $0.95 for the same period of 2003.  This represented a decrease in earnings per share of 10.5%.  The decrease in net income was primarily the result of a decrease in non-interest income, which was partially offset by an increase in net interest income and a decrease in other expenses.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$787,775	$11,956	6.10%	$739,089	$12,364	6.71%
Taxable investment securities	100,984	709	2.82	108,528	855	3.16
Investment securities exempt from federal income taxes(3)	21,397	264	4.96	13,923	190	5.47
Federal funds sold and securities purchased under resell agreements	40	—	1.02	1,016	2	0.79
Other interest bearing deposits	26,919	63	0.94	24,155	67	1.11
Investment in unconsolidated trust subsidiaries	600	14	9.38	496	9	7.28
Total interest earning assets	937,715	13,006	5.58	887,207	$13,487	6.10
Non-interest earning assets	69,243			67,457
Total assets	$1,006,958			$954,664

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$102,611	$261	1.02%	$192,513	$637	1.33%
Savings deposit	344,828	803	0.94	216,706	836	1.55
Time deposits	327,537	1,898	2.33	360,837	2,677	2.98
Short-term borrowings	5,342	28	2.11	565	2	1.42
Long-term borrowings	64,428	591	3.69	36,667	370	4.05
Junior subordinated debt owed to unconsolidated trusts	19,963	472	9.51	16,496	432	10.50
Total interest bearing liabilities	864,709	4,053	1.89	823,784	4,954	2.41
Demand deposits-non-interest bearing	46,159			62,872
Other non-interest bearing liabilities	27,535			6,276
Stockholders’ equity, including stock owned by ESOP	68,555			61,732
Total liabilities and stockholders equity	$1,006,958			$954,664

Net interest income/interest rate Spread(4)		$8,953	3.69%		$8,533	3.69%

Net interest margin on a fully tax equivalent basis(5)		3.84%				3.86%

Net interest margin(5)		3.80%				3.83%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $629 thousand and $801 thousand for the three months ended June 30, 2004 and 2003, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the second quarter of 2004, net interest income on a fully tax equivalent basis increased $420 thousand (4.9%) to $9.0 million from $8.5 million for the second quarter of 2003.  The increase in net interest income resulted from a decrease in interest expense of $901 thousand (18.2%), while interest income on a fully tax equivalent basis decreased $481 thousand (3.6%).  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 52 basis points, which accounted for a decrease in interest expense of $1.2 million.  This was partially offset by an increase in average interest-bearing liabilities of $40.9 million (5.0%), which accounted for an increase in interest expense of $262 thousand.  Interest income on a fully tax equivalent basis decreased due to a decrease in the rate on interest earning assets of 52 basis points, which accounted for a decrease in interest income on a fully tax equivalent basis of $1.3 million.  This was partially offset by an increase in average earning assets of $50.5 million (5.7%), which accounted for an increase of $829 thousand in interest income on a fully tax equivalent basis.  The net interest margin expressed on a fully tax equivalent basis decreased 2 basis points to 3.84% for 2004 from 3.86% for 2003.

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Unaudited; Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$775,408	$23,894	6.20%	$728,786	$24,856	6.88%
Taxable investment securities	119,161	1,682	2.84	103,845	1,739	3.38
Investment securities exempt from federal income taxes(3)	20,915	507	4.87	12,371	353	5.75
Federal funds sold	40	—	0.78	538	2	0.75
Other interest bearing deposits	14,763	69	0.94	23,568	133	1.14
Investment in unconsolidated trust subsidiaries	548	27	9.91	496	26	10.57
Total interest earning assets	930,835	26,179	5.66	869,604	27,109	6.29
Non-interest earning assets	73,952			68,054
Total assets	$1,004,787			$937,658

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$154,248	$655	0.85%	$193,014	$1,337	1.40%
Savings deposit	286,180	1,351	0.95	213,098	1,725	1.63
Time deposits	331,039	3,924	2.38	351,311	5,341	3.07
Short-term borrowings	11,590	95	1.65	290	2	1.39
Long-term borrowings	65,387	1,198	3.68	37,519	758	4.07
Junior subordinated debt owed to unconsolidated trusts	18,229	911	10.05	16,496	877	10.72
Total interest bearing liabilities	866,673	8,134	1.89	811,728	10,040	2.49
Demand deposits-non-interest bearing	52,070			59,341
Other non-interest bearing liabilities	17,707			4,274
Stockholders’ equity, including stock owned by ESOP	68,337			62,315
Total liabilities and stockholders equity	$1,004,787			$937,658

Net interest income/interest rate Spread(4)		$18,045	3.77%		$17,069	3.80%

Net interest margin on a fully tax equivalent basis(5)			3.90%			3.96%

Net interest margin(5)			3.86%			3.93%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $1.4 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

For the six months ended June 30, 2004, net interest income on a fully tax equivalent basis increased $976 thousand (5.7%) to $18.0 million from $17.1 million for the six months ended June 30, 2003.  The increase in net interest income resulted from a decrease in interest expense of $1.9 million (19.0%), while interest income on a fully tax equivalent basis decreased $930 thousand (3.4%).  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 60 basis points, which accounted for a $2.6 million decrease.  This was partially offset by an increase in average interest-bearing liabilities of $54.9 million (6.8%), which increased interest expense by $651 thousand.  Interest income on a fully tax equivalent basis decreased due to a decrease in the rate on interest earning assets of 63 basis points, which accounted for a decrease of $2.9 million.  This was offset by an increase in average earning assets of $61.2 million (7.0%), which accounted for an increase of $1.9 million in interest income on a fully tax equivalent basis.  The net interest margin expressed on a fully tax equivalent basis decreased 6 basis points to 3.90% for 2004 from 3.96% for 2003.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 Compared to 2003			2004 Compared to 2003
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$783	$(1,191)	$(408)	$1,529	$(2,491)	$(962)
Taxable investment securities	(57)	(89)	(146)	237	(294)	(57)
Investment securities exempt from federal income taxes(1)	94	(20)	74	214	(60)	154
Federal funds sold	(1)	(1)	(2)	(1)	(1)	(2)
Other interest bearing deposits	8	(12)	(4)	(44)	(20)	(64)
Investment in unconsolidated trust subsidiaries	2	3	5	3	(2)	1

Total increase (decrease) in interest income	829	(1,310)	(481)	1,938	(2,868)	(930)

Interest Bearing Liabilities:
NOW and money market deposit accounts	(252)	(124)	(376)	(233)	(449)	(682)
Savings deposits	377	(410)	(33)	480	(854)	(374)
Time deposits	(231)	(548)	(779)	(294)	(1,123)	(1,417)
Short-term borrowings	25	1	26	93	—	93
Long-term borrowings	258	(37)	221	517	(77)	440
Junior subordinated debt owed to unconsolidated trusts	85	(45)	40	89	(55)	34

Total increase (decrease) in interest expense	262	(1,163)	(901)	652	(2,558)	(1,906)

Increase (decrease) in net interest income	$567	$(147)	$420	$1,286	(310)	$976

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended June 30, 2004 and 2003, and between the six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30,		Net difference	Six Months Ended June 30,		Net difference
	2004	2003		2004	2003
	(In thousands)
Other income:
Mortgage loan servicing fees	$585	$559	$26	$1,159	$1,040	$119
Loan and other fees	682	439	243	1,239	826	413
Service charges on deposits	339	329	10	670	628	42
Gain on sale of loans	983	3,497	(2,514)	1,999	6,723	(4,724)
Gain on sale of securities	—	—	—	272	—	272
Other operating income	261	478	(217)	528	848	(320)

	$2,850	$5,302	$(2,452)	$5,867	$10,065	$(4,198)

In the second quarter of 2004, other income decreased by $2.4 million (46.2%) to $2.9 million from $5.3 million in the second quarter of 2003.  Gain on sale of loans decreased $2.5 million (71.9%) due to a drop in mortgage loan refinancing activity from historically high activity in the second quarter of 2003.  This drop in refinancing was expected and was experienced generally in the financial services industry.  Mortgage refinancing activity may continue to diminish during the remainder of 2004 as many mortgage holders have already taken advantage of the low interest rates favorable for refinancing.  Loan and other fees increased $243 thousand (55.4%), mainly due to an increase in trust fees related to the generation of more trust business.

In the first six months of 2004, other income decreased by $4.2 million (41.7%) to $5.9 million from $10.1 million in the first six months of 2004.  Gain on sale of loans decreased $4.7 million (70.3%) due to a drop in mortgage loan refinancing activity from historically high activity in the first six months of 2003.  This drop in refinancing was expected as was experienced generally in the financial services industry.  Loan and other fees increased $413 thousand (50.0%), mainly due to an increase in trust fees related to the generation of more trust business.

Other Expenses.  Changes in other expenses between the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Net difference	Six Months Ended June 30,		Net difference
	2004	2003		2004	2003
	(In thousands)
Other expenses:
Salaries and employee benefits	$3,855	$3,655	$200	$7,708	$7,217	$491
Occupancy	574	444	130	1,068	906	162
Data processing	499	348	151	934	649	285
Marketing	324	376	(52)	550	664	(114)
Amortization of mortgage servicing rights	683	540	143	1,307	1,040	267
Mortgage servicing rights (recovery) impairment	(1,780)	1,553	(3,333)	(1,417)	1,821	(3,238)
Supplies	209	219	(10)	381	430	(49)
Other	1,086	1,376	(290)	2,448	2,746	(298)

	$5,450	$8,511	$(3,061)	$12,979	$15,473	$(2,494)

For the second quarter of 2004, other expenses decreased $3.0 million (36.0%) to $5.5 million from $8.5 million in the second quarter of 2003.  This decrease was primarily due to an increase in the mortgage servicing rights recovery of $3.3 million (214.6%), due to an increase in the valuation of mortgage servicing rights that resulted from a higher interest rate environment.  Other expenses declined $290 thousand (21.1%) mainly due to a decline in the loss on sale of other real estate owned (OREO) property of $251 thousand.  In the second quarter of 2003 there were some large OREO losses that were not repeated in 2004.

For the six months ended June 30, 2004, other expenses decreased $2.5 million (16.1%) to $13.0 million from $15.5 million in the first six months of 2003.  This decrease was primarily due to an increase in the mortgage servicing rights recovery of $3.2 million (177.8%), due to an increase in the valuation of mortgage servicing rights that resulted from a higher interest rate environment.  Salaries and employee benefits increased $491 thousand (6.8%), mainly due to an increase in employee stock ownership plan (ESOP) contributions of $318 thousand (101.2%).  The ESOP contributions are based on the prior year’s net income before taxes, as well as the increase in the fair market value of the shares allocated as the ESOP debt is paid down.

Income Taxes.  In the second quarter of 2004, income tax expense increased $473 thousand (26.0%) over the second quarter of 2003 to a total of $2.3 million compared to $1.8 million.  The effective tax rate increased to 40.6% in the second quarter of 2004, compared to 39.1% in the second quarter of 2003.

In the six months ended June 30, 2004, income tax expense decreased $242 thousand (6.1%) over the six months ended June 30, 2003 to a total of $3.7 million compared to $4.0 million.  The effective tax rate increased to 39.2% in the first six months of 2004, compared to 38.5% in the first six months of 2003.

Balance Sheet—General.  Total assets at June 30, 2004 remained at $1.0 billion, a slight increase of $13.3 million from December 31, 2003.  Premises and equipment, net of depreciation, increased $5.1 million (26.7%) from December 31, 2003 to June 30, 2003, due to continuing work on the building of a new office in Santa Fe.  During the same period, total liabilities increased $9.1 million (1.0%) to a total of $949.8 million on June 30, 2004, from $940.7 million on December 31, 2003.  The increase in total liabilities was primarily due to an increase in total deposits of $12.6 million (1.5%), and an increase in junior subordinated debt owed to unconsolidated trusts of $6.2 million (37.5%).  These increases were partially offset by a decline in short- and long-term borrowings of $8.1 million (10.5%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $4.2 million (6.4%) to $70.3 million on June 30, 2004 compared to $66.1 million on December 31, 2003.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At June 30, 2004		At December 31, 2003		At June 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$36,797	$36,497	$94,868	$95,081	$49,718	$50,465
States and political subdivisions	1,132	1,113	—	—	—	—
Equity securities	6,076	6,082	5,666	5,672	4,997	5,003

Total securities available for sale	$44,005	$43,692	$100,534	$100,753	$54,715	$55,468

Securities Held to Maturity:
U.S. Government agencies	$52,897	$53,395	$53,246	$54,541	$53,594	$55,862
States and political subdivisions	20,333	20,410	20,471	20,638	19,946	20,178

Total securities held to maturity	$73,230	$73,805	$73,717	$75,179	$73,540	$76,040

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At June 30, 2004		At December 31, 2003		At June 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$77,473	9.87%	$71,299	9.61%	$70,070	10.04%
Commercial real estate	307,608	39.18	286,551	38.61	269,367	38.61
Residential real estate	235,596	30.01	222,282	29.95	206,110	29.55
Construction real estate	114,317	14.56	112,616	15.18	105,035	15.06
Installment and other	50,052	6.38	49,349	6.65	47,026	6.74
Total loans	785,046	100.00	742,097	100.00	697,608	100.00
Unearned income	1,863		1,574		1,324
Gross loans	783,183		740,523		696,284
Allowance for loan losses	8,289		7,368		6,833
Net loans	$774,894		$733,155		$689,451

Net loans increased $85.4 million (12.4%) to $774.9 million at June 30, 2004 from $689.5 million at June 30, 2003. The increase was due primarily to growth in the Company’s commercial and residential real estate and construction loan portfolios as the percentage levels of the categories of loans within the portfolio remained relatively constant.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2004	At December 31, 2003	At June 30, 2003
	(Dollars in Thousands)
Non-accruing loans	$3,448	$3,112	$2,729
Loans 90 days or more past due, still accruing interest	160	80	145
Total non-performing loans	3,608	3,192	2,874

Other real estate owned	5,829	7,383	2,306
Other repossessed assets	39	353	215
Total non-performing assets	$9,476	$10,928	$5,395

Total non-performing loans to total loans	0.46%	0.43%	0.41%
Allowance for loan losses to non-performing loans	229.74%	230.83%	237.75%
Total non-performing assets to total assets	0.93%	1.09%	0.55%

At June 30, 2004, total non-performing assets increased $4.1 million (75.6%) to $9.5 million from $5.4 million at June 30, 2003 due to increases in other real estate owned of $3.5 million (152.8%).  The increase in other real estate owned was primarily due to the acquisition of $5.4 million in residential construction property in December 2003, which was partially offset by the sale of a $1.3 million commercial real estate property in 2004.

At June 30, 2004, total non-performing assets decreased $1.4 million (13.3%) to $9.5 million from $10.9 million at December 31, 2003 primarily due to decreases in other real estate owned of $1.6 million.  The decrease in other real estate owned was primarily due to the sale of a $1.3 million commercial real estate property in 2004.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$7,734	$6,560	$7,368	$6,581
Provision for loan losses	600	600	1,200	1,200
Total charge-offs	(57)	(367)	(295)	(1,016)
Total recoveries	12	40	16	68
Net charge-offs	45	327	279	948
Balance at end of period	$8,289	$6,833	$8,289	$6,833

Gross loans at end of period	$783,183	$696,284	$783,183	$696,284
Ratio of allowance to total loans	1.06%	0.98%	1.06%	0.98%
Ratio of net charge-offs to average loans (1)	0.02%	0.18%	0.07%	0.26%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2004 totaled $45 thousand, a decrease of $282 thousand (86.2%) from $327 thousand from the three months ended June 30, 2003.  The majority of the charge-offs were personal and commercial loans.  The provision for loan losses remained the same for the three months ended June 30, 2004 and June 30, 2003, due to management’s analysis of current non-performing loans.

Net charge-offs for the six months ended June 30, 2004 totaled $279 thousand, a decrease of $669 thousand (70.6%) from $948 thousand from the six months ended June 30, 2003.  The majority of the charge-offs were personal and residential real estate.  The provision for loan losses remained the same for the six months ended June 30, 2004 and June 30, 2003, due to management’s analysis of current non-performing loans.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2004		At December 31, 2003		At June 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,143	9.87%	$2,509	9.61%	$1,926	10.04%
Commercial and residential real estate	2,861	69.19	3,192	68.56	2,348	68.16
Construction real estate	1,493	14.56	844	15.18	1,627	15.06
Installment and other	1,761	6.38	799	6.65	440	6.74
Unallocated	31	N/A	24	N/A	492	N/A
Total	$8,289	100.00%	$7,368	100.00%	$6,833	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience increased by $528 thousand (22.9%) in 2004, from $2.3 million in December 30, 2003 to $2.8 million in June 30, 2004.  This was largely due to an increase in the allocation for installment and other loans which increased by $734 thousand and an increase in the allocation for construction loans which increased by $439 thousand.  This was partially offset by a decrease in the allocation for commercial loans of $659 thousand.  Concentration allocation increased by $1.9 million (194.5%) from $963 thousand in June 30, 2003 to $2.8 million in June 30, 2004.  This was primarily due to an increase in the allocation for consumer and other loans of $814 thousand and an increase in the allocation for construction real estate loans of $461 thousand.  From December 30, 2003 to June 30, 2003, the allocation for specifically identified loans increased slightly, from $279 thousand to $604 thousand.  From June 30, 2003 to June 30, 2003, the allocation for specifically identified loans decreased $362 thousand (37.5%).

Management anticipates continued growth in the loan portfolio due to a strengthened local economy, a stabilized Los Alamos National Laboratory budget of over $2 billion and the expectation of a continued increase in interest rates.  The volume of commercial real estate and construction loans is also anticipated to increase as the industry continues to strengthen and the recovery in capital spending boosts production and profits into 2004.  Although record mortgage financing peaked in 2003, the housing market for new construction and resale homes is expected to remain strong, especially in the under $500 thousand market, which should remain constant.  Residential real estate for property worth greater than $1.5 million is expected to be as “soft” as during the last several years.  Losses in the first quarter of 2004 were less than expected due to the absence of substantial commercial charge-offs.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At June 30, 2004	At December 31, 2003	At June 30, 2003
	(Dollars in thousands)
Loans classified as:
Substandard	$14,237	$9,815	$5,021
Doubtful	213	180	10
Total adversely classified loans	14,450	9,995	5,031
Other real estate owned	5,829	7,383	2,306
Other repossessed assets	39	353	215
Total adversely classified assets	$20,318	$17,731	$7,552

Special mention loans	$20,769	$17,507	$14,596

Total adversely classified assets increased $12.8 million (169.0%) from June 30, 2003 to June 30, 2004.  The main reason for the increase was an increase of $9.1 million in loans classified as substandard and an increase of $3.5 million in other real estate owned.  The increase in loans classified as substandard was due to the downgrading of two commercial borrowers, one in the retail business concentration and one in the Office Building / Business Property loan concentration.  Special mention loans increased $6.2 million (42.3%) from June 30, 2003 to June 30, 2004.  The increase in special mention loans was due to the downgrading of two commercial borrowers, one in the Hotel/Lodging concentration and one in the Office Buildings/Units concentration.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $9.0 million and $23.9 million for the six months ended June 30, 2004 and 2003, respectively.  Net cash provided by operating activities decreased $14.9 million in the first six months of 2004 compared to the first six months of 2003 largely due to a decline in the sale of loans held for sale by $174.9 million over the first six months of 2003, which was partially offset by the origination of loans held for sale that decreased $155.1 million in the same period.  Net cash provided by (used in) investing activities was $9.0 million and $(61.2) million for the six months ended June 30, 2004 and 2003, respectively.  The $70.2 million increase in cash provided by investing activities was largely due to the sale of $28.4 million in investment securities, as well as the increase of cash provided by maturities and paydowns of securities of $21.3 million.  Cash used in the purchases of investment securities also decreased by $26.6 million between this period in 2004 compared to this period in 2003.  Net cash provided by financing activities was $8.2 million and $54.5 million for the six months ended June 30, 2004 and 2003, respectively.  The $46.3 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $47.9 million from the first six months of 2003 compared to the first six months of 2004.

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

At June 30, 2004, the Company’s total risk-based capital ratio was 12.46%, the Tier 1 capital to risk-weighted assets ratio was 11.43%, and the Tier 1 capital to average assets ratio was 9.15%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2004 and December 31, 2003.  At December 31, 2003, the Company’s total risk-based capital ratio was 11.61%, the Tier 1 capital to risk-weighted assets ratio was 10.64%, and the Tier 1 capital to average assets ratio was 8.05%.

At June 30, 2004 and December 31, 2003, the Company’s book value per common share was $10.44 and $9.86, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2004 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from six to fourteen months.

Borrowings made by the Employee Stock Ownership Plan (ESOP) are not included below, as the Company does not recognize interest expense on these borrowings.  The Company makes discretionary contributions to the ESOP to service this debt, and these contributions are recognized as compensation expense.

	Time to Maturity or Repricing
As of June 30, 2004:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$377,831	$358,268	$43,149	$3,935	$783,183
Loans held for sale	10,496	—	—	—	10,496
Investment securities	18,057	40,584	58,231	50	116,922
Securities purchased under agreements to resell	40	—	—	—	40
Interest bearing deposits with banks	34,213	—	—	—	34,213
Investment in unconsolidated trusts	186	—	—	496	682
Total interest earning assets	$440,823	$398,852	$101,380	$4,481	$945,536

Interest Bearing Liabilities:
NOW and money market deposit accounts	$54,649	$59,508	$1,507	—	$115,664
Savings deposits	106,952	238,588	—	—	345,540
Time deposits	77,136	151,111	89,202	$2,579	320,028
Short- and long-term borrowings	1,859	10,687	12,663	43,533	68,742
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	16,496	22,682
Total interest bearing liabilities	$246,782	$459,894	$103,372	$62,608	$872,656

Rate sensitive assets (RSA)	$440,823	$839,675	$941,055	$945,536	$945,536
Rate sensitive liabilities (RSL)	246,782	706,676	810,048	872,656	872,656
Cumulative GAP (GAP=RSA-RSL)	194,041	132,999	131,007	72,880	72,880
RSA/Total assets	43.22%	82.32%	92.26%	92.69%	92.69%
RSL/Total assets	24.19%	69.28%	79.41%	85.55%	85.55%
GAP/Total assets	19.03%	13.04%	12.85%	7.14%	7.14%
GAP/RSA	44.02%	15.84%	13.92%	7.71%	7.71%

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

Based on simulation modeling at June 30, 2004 and December 31, 2003, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At June 30, 2004		At December 31, 2003
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(3,695)	(9.96)%	$(4,461)	(12.17)%
+ 1.00	(1,521)	(4.10)	(2,207)	(6.02)
(1.00)	(1,094)	(2.95)	(1,671)	(4.56)
(2.00)	(2,608)	(7.03)	(3,566)	(9.73)

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at June 30, 2004.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company and its affiliates during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
04/01/04- 04/31/04	—	—	—	NA
05/01/04- 05/31/04	—	—	—	NA
06/01/04- 06/30/04	3,770	$31.00	—	NA
Total:	3,770	$31.00	—	NA

(1)                                  In connection with the exercise of options by an executive officer, on June 28, 2004, the executive officer delivered 3,770 shares of common stock to the Company to pay for a portion of the exercise price of the options and the withholding taxes associated with the exercise.

(2)                                  The Company’s board of directors has not formally approved a stock repurchase program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 20, 2004, William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb were elected to serve as directors of the Company until the 2007 Annual Meeting.  Serving as directors until the 2005 annual meeting are Jerry Kindsfather, Steve W. Wells and Robert P. Worcester.  Servicing as directors until the 2006 annual meeting are George A. Cowan, Jeffrey F. Howell, Arhur B. Montoya, Jr. and Stanley D. Primak.  In addition, the stockholders ratified the appointment of Neff & Ricci LLP as the Company’s independent auditors for 2004.

The voting for each matter was as follows:

1.                                       Election of directors:

NOMINEE	FOR	WITHHOLD
William C. Enloe	5,609,874	4,234
Deborah U. Johnson	5,446,953	167,155
Lewis A. Muir	5,601,426	12,682
Charles A. Slocomb	5,593,632	20,476

2.                                       Ratify the appointment of Neff & Ricci LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
5,594,227	2,160	17,721

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

(b)                                      Reports on Form 8-K

A report on Form 8-K was filed on May 24, 2004, pursuant to Item 9, which reported, in the form of a press release, the results of the annual meeting of stockholders

A report on Form 8-K was filed on June 18, 2004, pursuant to Item 5, which reported, in the form of a press release, the declaration of a dividend.

A report on Form 8-K was filed on July 16, 2004, pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 6, 2004	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer
Date: August 6, 2004	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer