Form 10-Q
period 2004-09-30
TRINITY CAPITAL CORP
filed 2004-11-08
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,732,888 shares of common stock, no par value, outstanding as of October 15, 2004.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in securities and use of proceeds and issuer purchases of equity securities

Item 3.	Defaults upon senior securities

Item 4.	Submission of matters to a vote of securities holders

Item 5.	Other information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$48,964	$42,104
Interest bearing deposits with banks	43	967
Federal funds sold and securities purchased under resell agreements	40	40
Cash and cash equivalents	49,047	43,111
Investment securities available for sale	49,512	95,088
Investment securities held to maturity, at amortized cost (fair value of $68,630 at September 30, 2004 and $75,179 at December 31, 2003)	68,020	73,717
Other investments	7,255	6,161
Loans (net of allowance for loan losses of $8,554 at September 30, 2004 and $7,368 at December 31, 2003)	839,375	733,155
Loans held for sale	10,667	9,511
Premises and equipment, net	25,593	18,939
Accrued interest receivable	6,371	6,497
Mortgage servicing rights, net	8,446	7,792
Other real estate owned	6,728	7,383
Other assets	3,630	5,396
Total assets	$1,074,644	$1,006,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$62,911	$60,191
Interest bearing	805,772	776,004
Total deposits	868,683	836,195
Short-term borrowings	40,600	9,402
Long-term borrowings	61,883	67,398
Junior subordinated debt owed to unconsolidated trusts	22,682	16,496
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,686	2,157
Accrued interest payable	2,494	2,797
Other liabilities	3,879	6,247
Total liabilities	1,001,907	940,692
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 638,115 and 653,381 shares at September 30, 2004 and December 31, 2003, respectively, at fair value; net of unearned ESOP shares of 99,748 shares and 126,194 shares at September 30, 2004 and December 31, 2003, respectively, at historical cost	17,582	18,256
Commitments, contingencies and credit risk (note 7)
Stockholders’ Equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, outstanding 6,731,318 and 6,701,478 at September 30, 2004 and December 31, 2003, respectively	6,836	6,836
Additional paid-in capital	1,110	545
Retained earnings	47,844	40,845
Accumulated other comprehensive (loss) income	(31)	135
Total stockholders’ equity before treasury stock	55,759	48,361
Treasury stock, at cost, 25,734 shares and 29,128 shares at September 30, 2004 and December 31, 2003, respectively, at historical cost	(604)	(559)
Total stockholders’ equity	55,155	47,802
Total liabilities and stockholders’ equity	$1,074,644	$1,006,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2004 and 2003

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income:
Loans, including fees	$12,760	$12,563	$36,654	$37,419
Investment securities:
Taxable	761	831	2,443	2,570
Nontaxable	150	144	471	370
Federal funds sold	—	1	—	3
Other interest bearing deposits	55	99	124	232
Investment in unconsolidated trusts	15	17	42	43
Total interest income	13,741	13,655	39,734	40,637
Interest expense:
Deposits	3,178	3,686	9,108	12,089
Short-term borrowings	51	—	146	2
Long-term borrowings	572	614	1,770	1,372
Junior subordinated debt owed to unconsolidated trusts	503	457	1,414	1,334
Total interest expense	4,304	4,757	12,438	14,797
Net interest income	9,437	8,898	27,296	25,840
Provision for loan losses	450	600	1,650	1,800
Net interest income after provision for loan losses	8,987	8,298	25,646	24,040
Other income:
Mortgage loan servicing fees	592	594	1,751	1,634
Loan and other fees	590	465	1,829	1,291
Service charges on deposits	377	332	1,047	960
Gain on sale of loans	374	3,148	2,373	9,871
Gain on sale of securities	—	—	272	—
Other operating income	164	483	692	1,331
	2,097	5,022	7,964	15,087
Other expenses:
Salaries and employee benefits	3,725	3,984	11,433	11,201
Occupancy	660	407	1,728	1,313
Data processing	508	426	1,442	1,075
Marketing	433	318	983	982
Amortization and valuation of mortgage servicing rights	1,230	(2,486)	1,120	375
Supplies	202	252	583	682
Other	1,051	1,097	3,499	3,843
	7,809	3,998	20,788	19,471
Income before income taxes	3,275	9,322	12,822	19,656
Income taxes	1,147	3,515	4,885	7,495
Net income	$2,128	$5,807	$7,937	$12,161
Basic earnings per common share	$0.32	$0.87	$1.18	$1.82
Diluted earnings per common share	$0.31	$0.86	$1.16	$1.81

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Cash Flows From Operating Activities
Net income	$7,937	$12,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,627	1,428
Net amortization of:
Mortgage servicing rights	2,016	678
Premiums and discounts on investment securities	1,055	1,072
Junior subordinated debt owed to unconsolidated trusts issuance costs	15	14
Provision for loan losses	1,650	1,800
Recovery of mortgage servicing rights	(896)	(303)
Gain on sale of available for sale securities	(272)	—
Federal Home Loan Bank (FHLB) stock dividends received	(67)	(63)
Gain on sale of loans	(2,373)	(9,871)
Loss on disposal of other real estate owned	148	41
Write-down of value of other real estate owned	61	580
Decrease (increase) in other assets	1,877	663
(Decrease) increase in other liabilities	(518)	1,228
Tax benefit recognized for exercise of stock options	53	—
Release of Employee Stock Ownership Plan (ESOP) shares	950	530
Net cash provided by operating activities before originations and gross sales of loans	13,263	9,959
Gross sales of loans held for sale	178,432	520,705
Origination of loans held for sale	(178,989)	(464,763)
Net cash provided by operating activities	12,706	65,901
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	44,760	13,120
Proceeds from maturities and paydowns of investment securities held to maturity	5,166	7,430
Proceeds from sale of investment securities, available for sale	28,388	—
Purchase of investment securities available for sale	(28,095)	(35,553)
Purchase of investment securities held to maturity	—	(10,374)
Purchase of investment securities other	(1,327)	(1,797)
Proceeds from sale of other real estate owned	2,604	3,206
Loans funded, net of repayments	(110,028)	(52,233)
Purchases of premises and equipment	(8,281)	(2,057)
Net cash provided by (used in) investing activities	(66,513)	(78,258)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	40,815	87,849
Net (decrease) increase in time deposits	(8,327)	22,303
Proceeds from issuances of short-term borrowings	481,700	51,194
Proceeds from issuances of long-term borrowings	—	40,000
Repayment of short-term borrowings	(450,502)	(51,194)
Repayment of long-term borrowings	(5,515)	(5,294)
Repayment of ESOP debt	(471)	(531)
Proceeds from issuance of trust preferred securities	6,186	—
Purchase of treasury stock	(117)	—
Issuance of common stock for stock option plan	72	—
Dividend payments	(4,098)	(3,823)
Net cash provided by financing activities	59,743	140,504
Net increase in cash and cash equivalents	5,936	128,147
Cash and cash equivalents:
Beginning of year	43,111	40,979
End of period	$49,047	$169,126
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,741	$13,492
Income taxes	2,562	8,676
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,158	2,872
Change in unrealized gain on investment securities, net of taxes	(166)	(275)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”) and Trinity Capital Trust III (“Trust III”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements.  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $2.3 million and $5.5 million for the three month periods ended September 30, 2004 and 2003, respectively, and $7.8 million and $11.9 million for the nine month periods ended September 30, 2004 and 2003, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited; in thousands, except share and per share data)
Net income	$2,128	$5,807	$7,937	$12,161
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(25,734)	(29,128)	(27,951)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(99,748)	(144,565)	(101,582)	(148,250)
Weighted average common shares outstanding, net	6,731,318	6,683,107	6,727,267	6,679,422
Basic earnings per common share	$0.32	$0.87	$1.18	$1.82
Weighted average dilutive shares from stock option plan	108,718	31,134	111,035	31,134
Weighted average common shares outstanding including dilutive shares	6,840,036	6,714,241	6,838,302	6,710,556
Diluted earnings per common share	$0.31	$0.86	$1.16	$1.81

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

In December 2003 the Financial Accounting Standards Board (the “FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations.  These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003.  The adoption of this statement as of January 1, 2004 did not have a material impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “AcSEC”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.  Adoption of this SOP is not expected to have a material impact on the Company’s financial statements.

In March, 2004 the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments.”  This SAB summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.  Under this SAB, banks will no longer be able to record interest rate lock commitments (IRLCs) as assets, but only record any liabilities resulting from these IRLCs.  Through March 31, 2004, the Company followed industry practice in recording these IRLCs as assets or liabilities, depending on the net position the Company had on these IRLCs.  As of April 1, 2004, the Company has adopted this SAB.  This did not have a material effect on the Company’s financial statements.

On March 31, 2004, the Financial Accounting Standards Board ratified the consensus of its Emerging Issues Task Force (EITF) Issue 03-01 regarding the recognition and measurement of other-than-temporary impairments of unrealized losses on available for sale debt and equity securities.  On September 30, 2004, the FASB staff issued a Staff Position that delayed the effective date for the measurement and recognition guidance in EITF Issue 03-01.  The delay did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Adoption of further provisions when they are effective is not expected to have a material impact on the Company’s financial statements.

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

Note 5.  Short Term Borrowings

The Company had Federal Home Loan Bank advances with maturities of less than one year of $40.6 million as of September 30, 2004.  As of December 31, 2003, the Company had Federal Home Loan Bank advances with maturities of less than one year of $5.0 million and federal funds purchased from other financial institutions of $4.4 million.  As of September 30, 2004, the advances had fixed interest rates ranging from 1.96% to 2.16%.

Note 6.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $61.9 million and $67.4 million as of September 30, 2004 and December 31, 2003, respectively.  As of September 30, 2004, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 7.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2004:

	Trust I	Trust II	Trust III
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004
Amount of trust preferred securities issued	$10,000	$6,000	$6,000
Rate on trust preferred securities	10.875%	9.95%	3.88% (variable	)
Maturity	March 8, 2030	December 8, 2031	September 8, 2034
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009
Common equity securities issued	$310	$186	$186
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	4.49% (variable	)

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

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trusts are no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  The most recent proposed rule issued by the Board of the Federal Reserve System indicated that it will continue to recognize these trust preferred securities as Tier 1 capital (see discussion in Note 4, “Recent Accounting Pronouncements and Regulatory Developments”.)  However, there can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of September 30, 2004, assuming the Company was not permitted to include the $22 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

Issuance costs of $615 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During the three months ended September 30, 2004 and 2003, respectively, $5 thousand and $4 thousand of these issuance costs were amortized.  During the nine months ended September 30, 2004 and 2003, respectively, $15 thousand and $14 thousand of these issuance costs were amortized.  Unamortized issuance costs were $544 thousand and $481 thousand at September 30, 2004 and December 31, 2003, respectively.

Dividends accrued and unpaid to securities holders totaled $282 thousand and $270 thousand on September 30, 2004 and 2003, respectively.

Note 8.  Commitments, Contingencies and Off-Balance Sheet Activities

Credit-related financial instruments:  The Company is a party to credit-related commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These credit-related commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such credit-related commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these credit-related commitments.  The Company follows the same credit policies in making credit-related commitments as it does for on-balance-sheet instruments.

At September 30, 2004 and December 31, 2003, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2004	December 31, 2003
	(In thousands)
Mortgage loans sold with recourse	—	$17
Unfunded commitments under lines of credit	$157,095	130,868
Commercial and standby letters of credit	23,850	27,522

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At September 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $28 thousand and $30 thousand as of September 30, 2004 and December 31, 2003, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, after consulting with counsel, probable liabilities resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 9.  Pro Forma Impact of Stock-Based Compensation Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited; in thousands except per share data)
Net income as reported	$2,128	$5,807	$7,937	$12,161
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	27	85	81
Pro forma net income	$2,100	$5,780	$7,852	$12,080

Earnings per share:
Basic – as reported	$0.32	$0.87	$1.18	$1.82
Basic – pro forma	$0.31	$0.86	$1.17	$1.81

Diluted – as reported	$0.31	$0.86	$1.16	$1.81
Diluted – pro forma	$0.31	$0.86	$1.15	$1.80

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of September 30, 2004, mortgage loans serviced for others totaled $910.2 million.  The MSRs on these loans totaled $8.4 million as of September 30, 2004.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the initial value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In the three months ended September 30, 2004, we recognized an expense of $521 thousand due to the decrease in the values of these MSRs.  In the nine months ended September 30, 2004, we recognized income of $896 thousand due to the increase in the values of these MSRs.  For the year ending December 31, 2003, we recognized an expense of $754 thousand for these assets due to the decrease in the values of these MSRs over the year.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, we can have no certainty on the amount or direction of the change in valuation.

Overview

The Company’s earnings declined in the third quarter of 2004 over the second quarter of 2004, largely due to the impairment and amortization of mortgage servicing rights as interest rates decreased.  Mortgage loan refinance activity (and its associated income) was much lower in 2004 compared to 2003 (as expected), and the Company’s net income decreased 63.4% from the third quarter of 2003 to the third quarter of 2004, mainly due to this factor.  The Company’s balance sheet growth improved, growing 6.7% from December 31, 2003 to September 30, 2004.  There was also a shift from lower-yielding assets (investment securities) to higher-yielding assets (loans), increasing net interest margin on a fully tax-equivalent basis from 3.84% for the year ended December 31, 2003 to 3.87% for the nine months ended September 30, 2004.  The Company also increased its risk-based capital by issuing $6 million in trust preferred securities during this year, enabling us to continue to grow and remain well-capitalized.  Construction on the second office in Santa Fe was completed during this quarter, and it opened in August 2004.

Income Statement Analysis

Net Income-General.  Net income for the three months ended September 30, 2004 was $2.1 million, compared to $5.8 million for the same period of 2003.  Diluted earnings per share decreased by $0.55 to $0.31 for the three months ended September 30, 2004 from $0.86 for the same period of 2003.  This represented a decrease in earnings per share of 64.0%.  The decrease in net income was primarily the result of a decrease in gains on loans sold of $2.8 million due to the decline in mortgage loan refinancing activity (which management anticipated) and an increase in the impairment and amortization of mortgage servicing rights of $3.7 million.  The effect of these items, net of taxes, was a decline of $4.2 million in net income for the three months ended September 30, 2004 compared to the same period in 2003.

Net income for the nine months ended September 30, 2004 was $7.9 million, compared to $12.2 million for the same period of 2003.  Diluted earnings per share decreased by $0.65 to $1.16 for the nine months ended September 30, 2004 from $1.81 for the same period of 2003.  This represented a decrease in diluted earnings per share of 35.9%.  The decrease in net income was primarily the result of a decrease in gains on loans sold of $7.5 million due to the anticipated decline in mortgage loan refinancing activity.  The effect of this item, net of taxes, was a decline in net income of approximately $4.6 for the first nine months of 2004 compared to the same period in 2003.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$819,202	$12,760	6.20%	$724,764	$12,563	6.88%
Taxable investment securities	105,049	761	2.88	108,993	831	3.02
Investment securities exempt from federal income taxes(3)	19,936	227	4.53	14,775	220	5.91
Federal funds sold and securities purchased under resell agreements	40	—	1.11	560	1	0.71
Other interest bearing deposits	16,115	55	1.36	42,702	99	0.92
Investment in unconsolidated trust subsidiaries	682	15	8.75	496	17	13.60
Total interest earning assets	961,024	13,818	5.72	892,290	$13,731	6.11
Non-interest earning assets	69,926			118,609
Total assets	$1,030,950			$1,010,899

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$114,304	$312	1.09%	$201,199	$498	0.98%
Savings deposit	348,514	923	1.05	223,044	650	1.16
Time deposits	324,895	1,943	2.38	362,000	2,538	2.78
Short-term borrowings	10,153	51	2.00	174	—	2.28
Long-term borrowings	62,604	572	3.63	69,447	614	3.51
Junior subordinated debt owed to unconsolidated trusts	22,682	503	8.82	16,496	457	10.99
Total interest bearing liabilities	883,152	4,304	1.94	872,360	4,757	2.16
Demand deposits—non-interest bearing	51,771			60,575
Other non-interest bearing liabilities	23,808			12,917
Stockholders’ equity, including stock owned by ESOP	72,219			65,047
Total liabilities and stockholders equity	$1,030,950			$1,010,899

Net interest income/interest rate Spread(4)		$9,514	3.78%		$8,974	3.94%

Net interest margin on a fully tax equivalent basis(5)			3.94%			3.99%

Net interest margin(5)			3.91%			3.96%

(1)	Includes non-accrual loans of $3.4 million and $2.2 million for the three months ended September 30, 2004 and 2003, respectively.

(2)	Interest income includes loan origination fees of $896 thousand and $927 thousand for the three months ended September 30, 2004 and 2003, respectively.

(3)	Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)

Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

For the third quarter of 2004, net interest income on a fully tax equivalent basis increased $540 thousand (6.0%) to $9.5 million from $9.0 million for the third quarter of 2003.  The increase in net interest income resulted from a decrease in interest expense of $453 thousand (9.5%), while interest income on a fully tax equivalent basis increased $87 thousand (0.6%).  Interest expense decreased mainly due to a decrease in rate on interest bearing liabilities of 22 basis points, which accounted for a decrease in interest expense of $400 thousand.  Interest income on a fully tax equivalent basis increased due to a increase in average earning assets of $68.7 million (7.7%), which accounted for a increase in interest income on a fully tax equivalent basis of $1.5 million.  This was largely offset by an decrease in rate on earning assets of 39 basis points, which accounted for a decrease of $1.4 million in interest income on a fully tax equivalent basis.  The net interest margin expressed on a fully tax equivalent basis decreased 5 basis points to 3.94% for 2004 from 3.99% for 2003.

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$790,113	$36,654	6.20%	$748,981	$37,419	6.68%
Taxable investment securities	114,422	2,443	2.85	105,580	2,570	3.25
Investment securities exempt from federal income taxes(3)	20,586	734	4.76	13,181	573	5.81
Federal funds sold	40	—	0.89	546	3	0.73
Other interest bearing deposits	15,217	124	1.09	30,016	232	1.03
Investment in unconsolidated trust subsidiaries	593	42	9.46	496	43	11.59
Total interest earning assets	940,971	39,997	5.68	898,800	40,840	6.08
Non-interest earning assets	72,601			63,540
Total assets	$1,013,572			$962,340

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$140,836	$966	0.92%	$193,014	$1,835	1.25%
Savings deposit	307,109	2,275	0.99	213,098	2,375	1.47
Time deposits	328,976	5,867	2.38	351,311	7,879	2.97
Short-term borrowings	11,108	146	1.76	290	2	1.07
Long-term borrowings	64,453	1,770	3.67	37,519	1,372	3.84
Junior subordinated debt owed to unconsolidated trusts	19,724	1,414	9.58	16,496	1,334	10.81
Total interest bearing liabilities	872,206	12,438	1.90	811,728	14,797	2.38
Demand deposits—non-interest bearing	51,970			59,341
Other non-interest bearing liabilities	19,755			4,274
Stockholders’ equity, including stock owned by ESOP	69,641			62,315
Total liabilities and stockholders equity	$1,013,572			$937,658

Net interest income/interest rate Spread(4)		$27,559	3.77%		$26,043	3.70%

Net interest margin on a fully tax equivalent basis(5)			3.91%			3.87%

Net interest margin(5)			3.87%			3.84%

(1)	Includes non-accrual loans of $3.3 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Interest income includes loan origination fees of $2.3 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

(3)	Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)

Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

For the nine months ended September 30, 2004, net interest income on a fully tax equivalent basis increased $1.6 million (5.8%) to $27.6 million from $26.0 million for the nine months ended September 30, 2003.  The increase in net interest income resulted from a decrease in interest expense of $2.4 million (15.9%), while interest income on a fully tax equivalent basis decreased $843 thousand (2.1%).  Interest expense decreased due to a decrease in rate on interest bearing liabilities of 48 basis points, which accounted for a $3.0 million decrease.  This was partially offset by an increase in average interest-bearing liabilities of $60.5 million (7.5%), which increased interest expense by $671 thousand.  Interest income on a fully tax equivalent basis decreased due to a decrease in the rate on interest earning assets of 40 basis points, which accounted for a decrease of $3.2 million.  This was offset by an increase in average earning assets of $42.2 million (4.7%), which accounted for an increase of $2.4 million in interest income on a fully tax equivalent basis.  The net interest margin expressed on a fully tax equivalent basis increased 4 basis points to 3.91% for 2004 from 3.87% for 2003.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 Compared to 2003			2004 Compared to 2003
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,545	$(1,348)	$197	$1,991	$(2,756)	$(765)
Taxable investment securities	(30)	(40)	(70)	204	(331)	(127)
Investment securities exempt from federal income taxes(1)	66	(59)	7	278	(117)	161
Federal funds sold	(1)	—	(1)	(3)	—	(3)
Other interest bearing deposits	(79)	35	(44)	(120)	12	(108)
Investment in unconsolidated trust subsidiaries	5	(7)	(2)	7	(8)	(1)
Total increase (decrease) in interest income	1,506	(1,419)	87	2,357	(3,200)	(843)
Interest Bearing Liabilities:
NOW and money market deposit accounts	(233)	47	(186)	(444)	(425)	(869)
Savings deposits	337	(64)	273	813	(913)	(100)
Time deposits	(244)	(351)	(595)	(545)	(1,467)	(2,012)
Short-term borrowings	—	51	51	142	2	144
Long-term borrowings	(62)	20	(42)	463	(65)	398
Junior subordinated debt owed to unconsolidated trusts	149	(103)	46	242	(162)	80
Total increase (decrease) in interest expense	(53)	(400)	(453)	671	(3,030)	(2,359)
Increase (decrease) in net interest income	$1,559	$(1,019)	$540	$1,686	(170)	$1,516

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended September 30, 2004 and 2003, and between the nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Net difference	Nine Months Ended September 30,		Net difference
	2004	2003		2004	2003
	(In thousands)
Other income:
Mortgage loan servicing fees	$592	$594	$(2)	$1,751	$1,634	$117
Loan and other fees	590	465	125	1,829	1,291	538
Service charges on deposits	377	332	45	1,047	960	87
Gain on sale of loans	374	3,148	(2,774)	2,373	9,871	(7,498)
Gain on sale of securities	—	—	—	272	—	272
Other operating income	164	483	(319)	692	1,331	(639)
	$2,097	$5,022	$(2,925)	$7,964	$15,087	$(7,123)

In the third quarter of 2004, other income decreased by $2.9 million (58.2%) to $2.1 million from $5.0 million in the third quarter of 2003.  Gain on sale of loans decreased $2.8 million (88.1%) due to a drop in mortgage loan refinancing activity from historically high activity in the third quarter of 2003.  This drop in refinancing was expected and was experienced generally in the financial services industry.  Mortgage refinancing activity may continue to diminish during the remainder of 2004 as many mortgage holders have already taken advantage of the low interest rates favorable for refinancing.  Other operating income decreased $319 thousand (66.0%), mainly due to a decrease in title insurance premium income of $329 thousand (69.9%) also due to the reduced mortgage loan refinancing volume.

In the first nine months of 2004, other income decreased by $7.1 million (47.2%) to $8.0 million from $15.1 million in the first nine months of 2003.  Gain on sale of loans decreased $7.5 million (76.0%) due to a drop in mortgage loan refinancing activity from historically high activity in the first nine months of 2003.  This drop in refinancing was expected as was experienced generally in the financial services industry.  Other operating income decreased $639 thousand (48.0%), mainly due to a decrease in title insurance premium income of $704 thousand (54.2%) also due to the reduced mortgage loan refinancing volume.

Other Expenses.  Changes in other expenses between the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Net difference	Nine Months Ended September 30,		Net difference
	2004	2003		2004	2003
	(In thousands)
Other expenses:
Salaries and employee benefits	$3,725	$3,984	$(259)	$11,433	$11,201	$232
Occupancy	660	407	253	1,728	1,313	415
Data processing	508	426	82	1,442	1,075	367
Marketing	433	318	115	983	982	1
Amortization and valuation of mortgage servicing rights	1,230	(2,486)	3,716	1,120	375	745
Supplies	202	252	(50)	583	682	(99)
Other	1,051	1,097	(46)	3,499	3,843	(344)
	$7,809	$3,998	$3,811	$20,788	$19,471	$1,317

For the third quarter of 2004, other expenses increased $3.8 million (95.3%) to $7.8 million from $4.0 million in the third quarter of 2003.  This increase was primarily due to an increase in the mortgage servicing rights impairment and amortization of $3.7 million (97.5%), due to a decrease in the valuation of mortgage servicing rights that resulted from a lower interest rate environment.

For the nine months ended September 30, 2004, other expenses increased $1.3 million (6.8%) to $20.8 million from $19.5 million in the first nine months of 2003.  This increase was primarily due to an increase in the mortgage servicing rights impairment and amortization of $745 thousand (198.7%), due to a lower interest rate environment.  Occupancy expense increased by $415 thousand (31.6%) mainly due to a decrease in rental income of $184 thousand due to the anticipated move of a tenant and an increase in repair and maintenance expenses of $130 thousand due to maintenance of the Los Alamos office.

Income Taxes.  In the third quarter of 2004, income tax expense decreased $2.4 million (67.4%) over the third quarter of 2003 to a total of $1.1 million compared to $3.5 million.  The effective tax rate decreased to 35.0% in the third quarter of 2004, compared to 37.7% in the third quarter of 2003.  This decrease was attributable to the adjustment of deferred taxes made in the third quarter of 2004 due to temporary differences in loss recognition in write downs of the value of other real estate owned.

In the nine months ended September 30, 2004, income tax expense decreased $2.6 million (34.8%) over the nine months ended September 30, 2003 to a total of $4.9 million compared to $7.5 million.  The effective tax rate was unchanged at 38.1% in the first nine months of 2004 and 2003.

Balance Sheet—General.  Total assets at September 30, 2004 were at $1.1 billion, an increase of $67.9 million (6.7%) from December 31, 2003.  Net loans increased $106.2 million (14.5%) during 2004, which was partially offset by a decline in investments of $50.2 million (28.7%).  During the same period, total liabilities increased $61.2 million (6.5%) to a total of $1.0 billion on September 30, 2004, from $940.7 million on December 31, 2003.  The increase in total liabilities was primarily due to an increase in total deposits of $32.5 million (3.9%) and an increase in borrowings of $25.7 million (33.4%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $6.7 million (10.1%) to $72.7 million on September 30, 2004 compared to $66.1 million on December 31, 2003.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At September 30, 2004		At December 31, 2003		At September 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$47,341	$47,290	$94,868	$95,081	$53,296	$53,556
States and political subdivisions	2,221	2,216	—	—	—	—
Equity securities	1	6	1	7	1	6
Total securities available for sale	$49,563	$49,512	$94,869	$95,088	$53,297	$53,562

Securities Held to Maturity:
U.S. Government agencies	$52,723	$53,223	$53,246	$54,541	$53,420	$54,915
States and political subdivisions	15,297	15,407	20,471	20,638	18,917	19,113
Total securities held to maturity	$68,020	$68,630	$73,717	$75,179	$72,337	$74,028

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,573	$6,573	$5,665	$5,665	$5,640	$5,640
Investment in unconsolidated trusts	682	682	496	496	496	496
Total other securities	$7,255	$7,255	$6,161	$6,161	$6,136	$6,136

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

(Dollars in thousands)

	At September 30, 2004		At December 31, 2003		At September 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$85,439	10.05%	$71,299	9.61%	$68,308	9.62%
Commercial real estate	335,236	39.45	286,551	38.61	274,266	38.62
Residential real estate	261,535	30.77	222,282	29.95	210,050	29.58
Construction real estate	116,417	13.70	112,616	15.18	108,353	15.26
Installment and other	51,260	6.03	49,349	6.65	49,140	6.92
Total loans	849,887	100.00	742,097	100.00	710,117	100.00
Unearned income	1,958		1,574		1,343
Gross loans	847,929		740,523		708,774
Allowance for loan losses	8,554		7,368		7,346
Net loans	$839,375		$733,155		$701,428

Total loans increased $139.8 million (19.7%) to $849.9 million at September 30, 2004 from $710.1 million at September 30, 2003. The increase was due primarily to growth in the Company’s commercial and residential real estate loan portfolios as the percentage levels of the categories of loans within the portfolio remained relatively constant.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2004	At December 31, 2003	At September 30, 2003
	(Dollars in Thousands)
Non-accruing loans	$3,391	$3,112	$2,195
Loans 90 days or more past due, still accruing interest	12	80	455
Total non-performing loans	3,403	3,192	2,650
Other real estate owned	6,728	7,383	2,752
Other repossessed assets	68	353	236
Total non-performing assets	$10,199	$10,928	$5,638

Total non-performing loans to total loans	0.40%	0.43%	0.37%
Allowance for loan losses to non-performing loans	251.4%	230.83%	277.21%
Total non-performing assets to total assets	0.95%	1.09%	0.53%

At September 30, 2004, total non-performing assets increased $4.6 million (80.9%) to $10.2 million from $5.6 million at September 30, 2003 due to increases in other real estate owned of $4.0 million (144.5%).  The increase in other real estate owned was primarily due to the acquisition of $5.4 million in residential construction property in December 2003, which was partially offset by the sale of a $1.3 million commercial real estate property in 2004.

At September 30, 2004, total non-performing assets decreased $729 thousand (6.7%) to $10.2 million from $10.9 million at December 31, 2003 primarily due to decreases in other real estate owned of $655 thousand.  The decrease in other real estate owned was primarily due to the sale of a $1.3 million commercial real estate property in 2004, which was partially offset by the acquisition of a $899 thousand residential real estate property.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$8,289	$6,833	$7,368	$6,581
Provision for loan losses	450	600	1,650	1,800
Total charge-offs	308	260	603	1,277
Total recoveries	123	173	139	242
Net charge-offs	185	87	464	1,035
Balance at end of period	$8,554	$7,346	$8,554	$7,346

Gross loans at end of period	$847,929	$708,774	$847,929	$708,774
Ratio of allowance to total loans	1.01%	1.03%	1.01%	1.03%
Ratio of net charge-offs to average loans (1)	0.09%	0.05%	0.08%	0.18%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2004 totaled $185 thousand, an increase of $98 thousand (112.6%) from $87 thousand from the three months ended September 30, 2003.  The majority of the charge-offs were commercial loans.  The provision for loan losses declined by $150 thousand (25.0%) for the three months ended September 30, 2004 and September 30, 2003, due to management’s analysis of current non-performing loans.

Net charge-offs for the nine months ended September 30, 2004 totaled $464 thousand, a decrease of $571 thousand (55.2%) from $1.0 million from the nine months ended September 30, 2003.  The majority of the charge-offs were commercial, personal and residential real estate.  The provision for loan losses declined by $150 thousand (8.3%) for the nine months ended September 30, 2004 and September 30, 2003, due to management’s analysis of current non-performing loans.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2004		At December 31, 2003		At September 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,998	10.05%	$2,509	9.61%	$1,594	9.62%
Commercial and residential real estate	3,363	70.22	3,192	68.56	3,480	68.20
Construction real estate	1,193	13.70	844	15.18	1,152	15.26
Installment and other	1,978	6.03	799	6.65	1,094	6.92
Unallocated	22	N/A	24	N/A	26	N/A
Total	$8,554	100.00%	$7,368	100.00%	$7,346	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience increased by $534 thousand (23.2%) in 2004, from $2.3 million on December 31, 2003 to $2.8 million on September 30, 2004.  This was largely due to an increase in the allocation for installment and other loans which increased by $915 thousand and an increase in the allocation for construction loans which increased by $431 thousand.  This was partially offset by a decrease in the allocation for commercial loans of $802 thousand.  These changes were due to a change in the losses we actually experienced during the nine months ended September 30, 2004.  Concentration allocation increased by $1.9 million (187.5%) from $963 thousand on September 30, 2003 to $2.8 million on September 30, 2004.  This was primarily due to an increase in the allocation for consumer and other loans of $1.0 million and an increase in the allocation for construction real estate loans of $452 thousand.  These changes were due to growth in the loan portfolio in these loan categories, increasing our concentrations in the specific sectors identified in our analysis.  From December 31, 2003 to September 30, 2003, the allocation for specifically identified loans increased slightly, from $325 thousand to $346 thousand.  From September 30, 2004 to September 30, 2003, the allocation for specifically identified loans decreased $104 thousand (23.1%).

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At September 30, 2004	At December 31, 2003	At September 30, 2003
	(Dollars in thousands)
Loans classified as:
Substandard	$12,734	$9,815	$4,837
Doubtful	218	180	3
Total adversely classified loans	12,952	9,995	4,840
Other real estate owned	6,728	7,383	2,752
Other repossessed assets	68	353	236
Total adversely classified assets	$19,748	$17,731	$7,828

Special mention loans	$17,673	$17,507	$21,179

Total adversely classified assets increased $11.9 million (152.3%) from September 30, 2003 to September 30, 2004.  The main reason for the increase was an increase of $7.9 million in loans classified as substandard and an increase of $4.0 million in other real estate owned.  The increase in loans classified as substandard was due to the downgrading of two commercial borrowers, one in the retail business concentration and one in the Office Building / Business Property loan concentration.  Special mention loans decreased $3.5 million (16.6%) from September 30, 2003 to September 30, 2004.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $12.7 million and $65.9 million for the nine months ended September 30, 2004 and 2003, respectively.  Net cash provided by operating activities decreased $53.2 million in the first nine months of 2004 compared to the first nine months of 2003 largely due to a decline in the gross sales of loans held for sale by $342.3 million over the first nine months of 2003, which was partially offset by the origination of loans held for sale that decreased $285.8 million in the same period.  Net cash used in investing activities was $66.5 million and $78.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The $11.8 million decrease in cash used by investing activities was largely due to the sale of $28.1 million in investment securities, and the increase of cash provided by maturities and paydowns of securities of $29.4 million.  Cash used for the purchasing of investment securities declined $18.3 million as well.  This was largely offset by an increase in cash used in funding new loans of $57.8 million.  Net cash provided by financing activities was $59.7 million and $140.5 million for the nine months ended September 30, 2004 and 2003, respectively.  The $80.8 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $77.7 million from the first nine months of 2003 compared to the first nine months of 2004.

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

At September 30, 2004, the Company’s total risk-based capital ratio was 12.12%, the Tier 1 capital to risk-weighted assets ratio was 11.12%, and the Tier 1 capital to average assets ratio was 9.16%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2004 and December 31, 2003.  At December 31, 2003, the Company’s total risk-based capital ratio was 11.61%, the Tier 1 capital to risk-weighted assets ratio was 10.64%, and the Tier 1 capital to average assets ratio was 8.05%.

At September 30, 2004 and December 31, 2003, the Company’s book value per common share was $10.89 and $9.86, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2004 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to thirteen months.

Borrowings made by the Employee Stock Ownership Plan (ESOP) are not included below, as the Company does not recognize interest expense on these borrowings.  The Company makes discretionary contributions to the ESOP to service this debt, and these contributions are recognized as compensation expense.

	Time to Maturity or Repricing
As of September 30, 2004:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$405,374	$388,912	$47,258	$6,385	$847,929
Loans held for sale	10,667	—	—	—	10,667
Investment securities	17,899	37,815	61,398	7,675	124,787
Securities purchased under agreements to resell	40	—	—	—	40
Interest bearing deposits with banks	43	—	—	—	43
Total interest earning assets	$434,023	$426,727	$108,656	$14,060	$983,466

Interest Bearing Liabilities:
NOW and money market deposit accounts	$77,802	$48,870	—	—	$126,672
Savings deposits	139,468	205,342	5,231	—	350,041
Time deposits	75,855	168,085	79,189	5,930	329,059
Short- and long-term borrowings	42,476	5,746	10,728	43,533	102,483
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	16,496	22,682
Total interest bearing liabilities	$341,787	$428,043	$95,148	$65,959	$930,937

Rate sensitive assets (RSA)	$434,023	$860,750	$969,406	$983,466	$983,466
Rate sensitive liabilities (RSL)	341,787	769,830	864,978	930,937	930,937
Cumulative GAP (GAP=RSA-RSL)	92,236	90,920	104,428	52,529	52,529
RSA/Total assets	40.39%	80.10%	90.21%	91.52%	91.52%
RSL/Total assets	31.80%	71.64%	80.49%	86.63%	86.63%
GAP/Total assets	8.59%	8.46%	9.72%	4.89%	4.89%
GAP/RSA	21.25%	10.56%	10.77%	5.34%	5.34%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates.  Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income as set forth below.

Changes in net interest income between the periods below reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Based on simulation modeling at September 30, 2004 and December 31, 2003, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At September 30, 2004		At December 31, 2003
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(2,273)	(5.90)%	$(4,461)	(12.17)%
+ 1.00	(720)	(1.87)	(2,207)	(6.02)
(1.00)	(1,198)	(3.11)	(1,671)	(4.56)
(2.00)	(1,499)	(3.89)	(3,566)	(9.73)

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at September 30, 2004.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The majority of lawsuits the Company are involved in are foreclosure and collection proceedings due to loan default which arise in the normal course of business. However, because the Bank acts as a depository of funds, from time to time it is named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and in other actions arising in the normal course of business. Management does not believe that the Company’s probable liability resulting from pending or threatened proceedings would have a material effect on its business, financial condition or results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ending September 30, 2004.

Item 5.  Other Information

None

Item 6.  Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: November 5, 2004	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 5, 2004	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer