Form 10-K
period 2004-12-31
TRINITY CAPITAL CORP
filed 2005-03-16
CIK 99771

As filed with the Securities and Exchange Commission on March 11, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock

20,000,000 authorized shares

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      ☒ Yes  ☐ No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $164,777,000 (based on the last sale price of the Common Stock at June 30, 2004 of $31.00 per share).

As of March 3, 2005, there were 6,603,873 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2005 Proxy Statement	PART III

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank and Title Guaranty & Insurance Company.

Item 1.  Business.

Trinity Capital Corporation

 General.  Trinity Capital Corporation (“Trinity”), a bank holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank and the sole shareholder of Title Guaranty & Insurance Company.  Trinity is located in Los Alamos, New Mexico, a small community located in the Jemez Mountains in Northern New Mexico.  Los Alamos has approximately 18,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb at Los Alamos National Laboratory (the “Laboratory”).  Today, the Laboratory remains a pre-eminent research facility for scientific and technological development in all scientific fields.  The Laboratory is operated by the University of California for the United States Department of Energy, employing approximately 7,500 residents of northern New Mexico, making it the largest employer in the area.  The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses headquartered in the area.

Los Alamos National Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory.  Los Alamos National Bank (the “Bank”) is a full-service commercial banking institution with four locations in Los Alamos, White Rock and Santa Fe, New Mexico. We provide a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products, to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2004, we had total assets of $1.1 billion, net loans of $886.0 million and deposits (net of deposits of affiliates) of $880.6 million.  The Bank’s newest office in downtown Santa Fe is located in the epicenter of business activity surrounding the Santa Fe Plaza and provides a convenient location for customers in and around the northern areas of Santa Fe.  The construction costs were approximately $5.9 million in 2004, in addition to the $4.6 million spent in 2003.

Trinity acquired Title Guaranty & Insurance Company, a privately owned title insurance company in May 2000, making it the only title company in New Mexico to be owned by a bank holding company. Title Guaranty & Insurance Company (“Title Guaranty”) is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  Title Guaranty opened its second office in the Bank’s Downtown Santa Fe facility in February 2005.  The services provided by Title Guaranty complement the services provided by Trinity’s other subsidiary, Los Alamos National Bank.  Title Guaranty provides title insurance, closing services, escrow and notary service, searches and title reports for Los Alamos and Santa Fe Counties.

Corporate Structure. Trinity Capital Corporation was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956 as amended.  Trinity acquired the stock of Los Alamos National Bank and serves as the holding company for the Bank.  In 2000, Trinity purchased Title Guaranty & Insurance Company, a title insurance company located in and doing business in Los Alamos and Santa Fe Counties.  Title Guaranty and Los Alamos National Bank remain wholly-owned subsidiaries of Trinity. In addition, Trinity owns all the common shares of three business trusts, which were created by Trinity for the sole purpose of issuing an aggregate of $22.7 million in trust preferred securities.  Trinity’s sole business is the ownership of the outstanding shares of Los Alamos National Bank, Title Guaranty and the administration of the Trusts and Trinity does not anticipate expanding its operations in the future.  The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544 and our main telephone number is (505) 662-5171.

We maintain a website at www.lanb.com/tcc. We make available free of charge on or through our website, the annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, 1200 Trinity Drive, Los Alamos, New Mexico 87544.  In addition, you may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Our filings are also available free of charge on the SEC’s website at http://www.sec.gov.

Supervision and Regulation.

Financial institutions and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by the requirements of state and federal statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of Trinity. The effect of applicable statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The following is a summary of the material elements of the regulatory framework that applies to Trinity and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described.  As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies.  Any change in applicable law, regulations or regulatory policies may have a material effect on the business of Trinity and its subsidiaries.

General.  Trinity, as the sole shareholder of Los Alamos National Bank, is a bank holding company.  As a bank holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the ”BHCA”).  In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to Los Alamos National Bank and to commit resources to support Los Alamos National Bank in circumstances where Trinity might not otherwise do so.  Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve.  Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  Trinity has not elected to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2004, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

Los Alamos National Bank

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

Lending Activities.

General.    We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $14.4 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2004, residential mortgages made up approximately 31% of our loan portfolio, commercial real estate loans comprised approximately 39%, construction lending comprised 14%, general commercial loans comprised 10% and consumer lending comprised 6%.

Residential Real Estate Loans. Residential mortgage lending has been a focal point since our formation in 1963. A majority of the residential mortgage loans we originate and retain are in the form of 15 and 30 year variable rate loans, a number that increased as a result of the interest rate reductions in 2001, 2002 and 2003. We originate 15 to 30 year fixed rate residential mortgages, which we sell to outside investors. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans.  The largest portion of our loan portfolio is comprised of commercial real estate loans. The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. We have collateralized these loans and in most cases taken personal guarantees to help assure repayment. Our commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  We have also been active in financing construction of residential and commercial properties in northern New Mexico.  We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 24 months, with extensions as needed.  Loan proceeds are disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

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

Commercial Loans.   The Bank is an active commercial lender.  Our focus in commercial lending concentrates on loans to building contractors, developers, business services companies and retailers.  The Bank provides various credit products to our commercial customers including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment. In addition, almost all commercial loans also have personal guarantees to assure repayment. The terms of most commercial loans range from one to seven years. A significant portion of our commercial business loans has floating interest rates or reprice within one year.

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

Market Area. The Bank’s customers are concentrated in northern and central New Mexico, particularly in Santa Fe and Los Alamos counties.  Los Alamos, the base of our operations, lies within Los Alamos County and has approximately 18,000 residents.  The primary employer in Los Alamos County is the Laboratory, one of the world’s pre-eminent scientific research and development facilities operated by the University of California for the United States Department of Energy.  The Laboratory employs approximately 7,500 employees and an additional 3,200 subcontractors.  Most of the employees are scientists, engineers and technicians, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 80.4% and 24.4% respectively.  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income over 80% greater than the national average and an unemployment rate well below the national average.

In 1999, the Bank opened a full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004.  Santa Fe serves as the capital of New Mexico and is located approximately 35 miles south-east of Los Alamos.  The primary employers in Santa Fe are the state and federal governments.  Santa Fe County has approximately 136,000 residents with its local economy based primarily on government and tourism.  The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to its existing customer base in Santa Fe as well as increasing its customer base. With the addition of a second office in Santa Fe, we expect to continue the growth of our customer base with a convenient location for the large number of businesses and customers based near the Santa Fe Plaza, which is located in the central part of the business district.

We expanded and expect to continue expansion in the Santa Fe market in part to take advantage of the population growth, which has been higher than the state and national averages. From 1990 to 2000, Santa Fe County’s population grew 30.7% and an estimated 5.5% from April 1, 2000 to July 1, 2003, compared to a national average of 3.3% between April 1, 2000 and July 1, 2003. The State of New Mexico is expected to be the fifth fastest growing state this year.  This is seen in New Mexico’s population growth of 20.1% between 1990 and 2000 and an estimated 3.1% from April, 2000 to July 1, 2003. The population growth for Los Alamos County, where two of our offices are located, was 1.3% from 1990 to 2000 and an estimated 2.5% from April 1, 2000 to July 1, 2003. Both Santa Fe and Los Alamos counties have higher than median and per capita income levels, both in comparison to New Mexico and national averages and have higher than national averages of homeownership.

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

Employees. As of December 31, 2004, the Bank had approximately 271 full time-equivalent employees.  We are not a party to any collective bargaining agreements.  Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.  Over the last five years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to an independent consultant hired to administer and evaluate our surveys.

Supervision and Regulation.

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of Los Alamos National Bank are insured by the FDIC’s Bank Insurance Fund (“BIF”), and Los Alamos National Bank is a member of the Federal Reserve System.  As a national bank, Los Alamos National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over Los Alamos National Bank.  Los Alamos National Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2004, Los Alamos National Bank paid supervisory assessments to the OCC totaling $217 thousand.

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

As of December 31, 2004: (i) Los Alamos National Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) Los Alamos National Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) Los Alamos National Bank was “well-capitalized,” as defined by OCC regulations.

Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as Los Alamos National Bank.  Generally, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, Los Alamos National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.  As of December 31, 2004, approximately $6.9 million was available to be paid as dividends by Los Alamos National Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by Los Alamos National Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million.  The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  Los Alamos National Bank is in compliance with the foregoing requirements.

Title Guaranty & Insurance Company

General.  Title Guaranty & Insurance Company (“Title Guaranty”) is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties.  We acquired Title Guaranty in May of 2000 to provide services related to the lending activities of Los Alamos National Bank.  Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 63.3% of the mortgages recorded in Los Alamos County in 2004. Title Guaranty continues to face strong competition in Los Alamos County from the two other title companies in Los Alamos which collectively handled approximately 36.7% of the mortgages recorded in Los Alamos County in 2004.  Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005 under a lease and purchase agreement with LandAmerica Capitol City Title Services, Inc.  Title Guaranty will provide title services and products to individuals and businesses in Santa Fe County. Title Guaranty faces strong competition in Santa Fe County from numerous other title companies.  The Public Regulation Commission oversees the title industry.  Title Guaranty is regulated by the New Mexico Department of Insurance and is required to file annual experience reports and is audited annually by the Department of Insurance.  The annual experience report requires that Title Guaranty be audited by a certified public accountant.

Employees.  As of December 31, 2004, Title Guaranty had approximately 11 full time-equivalent employees.  We are not a party to any collective bargaining agreements.

Products and Services.  The products and services offered by Title Guaranty include: title insurance; closings: purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; searches; and title reports.  Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty has employed the latest technology in the title insurance industry allowing customers to view the status of their file online through an internet based software, Ramquest Software, Inc. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company and Lawyers Title Insurance Corporation.

Trinity Capital Trust I, II and III

Trinity Capital Trust I, Trinity Capital Trust II and Trinity Capital Trust III (the “Trusts”) are Delaware statutory business trusts formed in 2000, 2001 and 2004, respectively, for the purpose of issuing $10 million, $6 million and $6 million, respectively, in trust preferred securities and lending the proceeds to Trinity.  Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes. However, the Federal Reserve Board recently enacted a rule that may limit the inclusion of some of our trust preferred securities in Tier 1 capital for regulatory capital purposes after 2009, although we believe that we will be able to continue treating it all as tier 1 capital under the rule.  See Note 9—Junior Subordinated Debt Owed to Unconsolidated Trusts and Note 16—Regulatory Matters in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 2. Properties.

As of March 11, 2005, Los Alamos National Bank operates four banking offices in New Mexico. Title Guaranty operates two offices in New Mexico, one in Los Alamos at the Bank office and one in Santa Fe at the 301 Griffin location.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  All offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  In addition to our offices, the Bank operates 27 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either in bank offices or on leased property.  We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs.

Locations	City and State
Company Headquarters	1200 Trinity Drive, Los Alamos, New Mexico 87544
Los Alamos Branch	1200 Trinity Drive, Los Alamos, New Mexico 87544
White Rock Branch	77 Rover, White Rock, New Mexico 87544
Santa Fe Branch I (Galisteo)	2009 Galisteo Street, Santa Fe, New Mexico 87505
Santa Fe Branch II (Downtown)	301 Griffin Street, Santa Fe, New Mexico 87501

Item 3. Legal Proceedings.

Neither Trinity, the Bank or Title Guaranty are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

Trinity held its Annual Meeting on May 20, 2004, during which several matters were submitted to a vote of stockholders, including the election of directors and ratification of Neff & Ricci, LLP as the Company’s auditors for the year ending December 31, 2004.  The items voted on and the vote tallies are available in the Company’s 10-Q for the quarter ending June 30, 2004 filed with the Securities Exchange Commission and are incorporated herein by reference. All of the Company’s filings are available on or through the Company’s website at www.lanb.com/tcc.  No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of March 11, 2005, there were 6,603,873 shares of common stock outstanding and approximately 1,300 shareholders of record.  The most recent reported sale price of Trinity’s stock as of December 31, 2004 was $30.80 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to us.  Private sales, where the value of the shares traded were not given to us, are not included.  The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2004	$31.00	$28.25
September 30, 2004	30.50	30.00
June 30, 2004	31.00	30.00
March 31, 2004	31.00	29.00

December 31, 2003	31.00	30.00
September 30, 2003	30.00	27.00
June 30, 2003	26.00	26.00
March 31, 2003	26.00	24.50

Dividend Policy

Over the past two fiscal years, we paid dividends on our common stock as follows (as adjusted for stock splits):

Date paid	Amount per share
January 14, 2005	$0.30
July 9, 2004	0.30
January 9, 2004	0.30
July 11, 2003	0.28
January 13, 2003	0.28

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

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock. We have issued in the aggregate approximately $22.7 million in junior subordination debentures to Trinity Capital Trust I, Trinity Capital Trust II and Trinity Capital Trust III.  All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts.  Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  None of these circumstances currently exist.  As of the date hereof, we have not entered into any other arrangements that contain restrictions on the payment of dividends.  We believe that Trinity can continue to pay comparable cash dividends to shareholders in the future, assuming that (a) we continue to be profitable, (b) we do not experience any unusual growth that would necessitate higher capital retention and (c) the regulatory environment on minimum capital requirements or maximum dividends paid does not change.  We did not purchase any shares of our common stock in the quarter ended December 31, 2004.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$54,291	$53,420	$54,277	$57,094	$51,281
Interest expense	17,093	19,080	23,497	30,341	28,319
Net interest income	37,198	34,340	30,780	26,753	22,962
Provision for loan losses	2,100	3,350	2,800	2,900	1,215
Net interest income after provision for loan losses	35,098	30,990	27,980	23,853	21,747
Other income	10,466	17,870	13,725	7,259	4,225
Other expense	28,746	28,208	25,183	18,566	14,750
Income before income taxes	16,818	20,652	16,522	12,546	11,222
Income taxes	6,429	7,794	6,281	4,604	4,079
Net income	$10,389	$12,858	$10,241	$7,942	$7,143

Common Share Data:(1)(2)
Earnings per common share	$1.54	$1.93	$1.55	$1.20	$1.06
Diluted earnings per common share	1.52	1.90	1.54	1.19	1.05
Book value per common share (3)	10.84	9.86	8.48	7.45	6.72
Shares outstanding at end of period	6,732,748	6,701,478	6,650,131	6,618,808	6,688,982
Weighted average common shares outstanding	6,728,289	6,660,858	6,627,900	6,643,776	6,736,922
Diluted weighted average common shares outstanding	6,840,020	6,756,326	6,659,034	6,665,087	6,751,303
Dividend payout ratio	39.61%	29.02%	31.61%	36.67%	39.62%
Cash dividends declared per common share	$0.61	$0.56	$0.49	$0.44	$0.42

(1)           The information subsequent to April 30, 2000 reflects the acquisition of Title Guaranty & Insurance Company by Trinity.

(2)           On December 19, 2002, Trinity’s Board of Directors approved a two-for-one split of our common stock, effective December 19, 2002. Earnings per share, book value per share, weighted average shares outstanding and total shares outstanding of prior years have been calculated giving consideration to the retroactive effect of the stock split.

(3)           Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (ESOP), divided by shares outstanding at end of period.

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$113,243	$174,966	$106,313	$79,753	$73,648
Loans, gross	894,321	740,523	660,448	650,359	550,552
Allowance for loan losses	8,367	7,368	6,581	5,637	4,621
Total assets	1,080,393	1,006,750	912,927	810,958	679,456
Deposits	880,581	836,195	790,086	670,254	562,387
Short-term and long-term borrowings, including ESOP borrowings	96,092	78,957	42,380	64,047	53,331
Junior subordinated debt owed to unconsolidated trusts	22,682	16,496	16,496	16,496	10,310
Stock owned by ESOP participants, net of unearned ESOP shares	18,078	18,256	9,462	7,780	5,857
Stockholders’ equity	54,878	47,802	46,905	41,438	39,118

Performance Ratios:
Return on average assets(1)	1.01%	1.32%	1.21%	1.07%	1.14%
Return on average equity(2)	14.61%	20.15%	19.17%	16.63%	16.16%
Net interest margin on a fully tax equivalent basis(3)	3.94%	3.84%	4.04%	3.96%	3.97%
Loans to deposits	100.61%	88.56%	83.59%	97.03%	97.90%
Efficiency ratio(4)	60.31%	54.03%	56.58%	54.59%	54.25%

Asset Quality Ratios:
Non-performing loans to total loans	0.64%	0.43%	0.59%	1.13%	0.65%
Non-performing assets to total assets	1.13%	1.09%	0.84%	1.20%	0.62%
Allowance for loan losses to total loans	0.93%	0.99%	1.00%	0.87%	0.84%
Allowance for loan losses to non-performing loans	146.23%	230.83%	168.14%	76.70%	128.40%
Net loan charge-offs to average loans	0.14%	0.35%	0.29%	0.32%	0.16%

Capital Ratios:(5)
Tier 1 capital (to risk-weighted assets)	10.65%	10.64%	10.21%	10.18%	10.25%
Total capital (to risk-weighted assets)	11.59%	11.61%	11.15%	11.08%	11.11%
Tier 1 capital (to average assets)	8.87%	8.05%	7.89%	8.18%	8.29%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	8.93%	8.19%	8.20%	7.95%	8.42%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.92%	6.55%	6.31%	6.46%	7.08%

Other:
Banking facilities	4	3	3	3	3
Full-time equivalent employees	282	296	258	220	188

(1)           Calculated by dividing net income by the average assets during the year.

(2)           Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)           Calculated by dividing net interest income adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

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

•              Changes in the management and national policy regarding the primary employer in Los Alamos County, Los Alamos National Laboratory (the “Laboratory”), including changes in the level of funding.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of December 31, 2004, mortgage loans serviced for others totaled $916.9 million.  The MSRs on these loans total $8.4 million as of December 31, 2004.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In 2004, we recognized income of $1.1 million due to a decrease in the valuation allowance associated with MSRs; in 2003, we recognized an expense of $754 thousand due to an increase in the valuation allowance associated with MSRs.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, the amount or direction of the change in valuation.

Overview

2004 was characterized by slower asset growth than the prior year, and lower income due to the anticipated drop in the mortgage loan refinance business due to higher rates.  Net income was $10.4 million, a 19.4% decrease from the prior year earnings of $12.9 million.  Total assets grew 7.3% from the prior year.  Although the income generated from the sale of loans dropped $7.7 million from the prior year, this was partially offset by an increase in net interest income of $2.9 million and a reduction in provision for loan losses of $1.3 million.  The Company also increased its risk-based capital by issuing $6.0 million in trust preferred securities during the year, enabling us to continue to grow and remain well-capitalized.  Construction on the second office in Santa Fe was completed during the year, and it opened in August 2004.

Net interest income (not tax-equivalent), our major source of income, increased 8.3% over the prior year.  This increase was mainly due to our growth in earning assets, while our net interest margin (not tax-equivalent) increased from 3.81% in 2003 to 3.90% in 2004.  This increase in margin was due to the strong growth in loans, shifting our assets from lower yielding investments to higher yielding loans.

Looking forward to the year 2005, we expect continued growth in deposits and loans from the newly opened branch in Santa Fe.  We also anticipate that the opening of Title Guaranty’s operations in Santa Fe will generate additional income.  We believe that we have sufficient capital to support this growth and remain well-capitalized.  The additional personnel and other costs associated with the new Santa Fe office as well as the new Title Guaranty office will likely increase other expenses, since in 2004 the new office was opened only for a partial year.  However, we believe the increased growth in business generated by these offices will likely offset a portion or all of these expenses.

Income Statement Analysis

Net Income-General.  Net income for the year ended December 31, 2004 was $10.4 million, compared to $12.9 million in 2003 and $10.2 million in 2002. Diluted earnings per share decreased by $0.38 to $1.52 for 2004 from $1.90 in 2003.  This represented a decrease in diluted earnings per share of 20.0%. Diluted earnings per share in 2003 had increased by $0.36 or 23.4% from $1.54 in 2002. The decrease in 2004 from the previous year was primarily the result of a decrease in non-interest income of 41.4%, which was partially offset by an increase in net interest income of 8.3% and a decrease in provision for loan losses of 37.3%.  The increase in 2003 from the previous year was primarily the result of an increase in non-interest income of 30.2%, with the increase in net interest income and non-interest expenses approximately offsetting.

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

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$809,772	$50,305	6.21%	$738,886	$48,963	6.63%	$642,232	$49,539	7.71%
Taxable investment securities	111,131	3,173	2.86	113,280	3,551	3.13	84,578	3,889	4.60
Investment securities exempt from federal income taxes(3)	19,808	972	4.91	15,053	789	5.24	8,148	434	5.33
Federal funds sold	40	—	0.91	412	3	0.73	158	3	1.90
Other interest bearing deposits	11,778	132	1.12	34,182	338	0.99	28,999	475	1.64
Investment in unconsolidated trust subsidiaries	615	59	9.59	496	52	10.48	496	53	10.69
Total interest earning assets	953,144	54,641	5.73	902,309	53,696	5.95	764,611	54,393	7.11
Non-interest earning assets	73,774			72,716			82,079
Total assets	$1,026,918			$975,025			$846,690

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$136,104	$1,310	0.96%	$199,161	$2,269	1.14%	$135,115	$3,090	2.29%
Savings deposit	318,918	3,224	1.01	219,264	2,918	1.33	176,274	3,706	2.10
Time deposits	330,066	7,944	2.41	351,356	10,109	2.88	323,884	13,098	4.04
Short-term borrowings	15,110	287	1.90	1,467	30	2.04	6,250	215	3.44
Long-term borrowings, including ESOP borrowings	65,296	2,397	3.67	52,862	2,000	3.78	39,029	1,629	4.17
Junior subordinated debt owed to unconsolidated trusts	20,468	1,931	9.43	16,496	1,754	10.63	16,496	1,759	10.66
Total interest bearing liabilities	885,962	17,093	1.93	840,606	19,080	2.27	697,048	23,497	3.37
Demand deposits—non-interest bearing	50,171			63,775			52,404
Other non-interest bearing liabilities	19,689			6,837			43,823
Stockholders’ equity, including stock owned by ESOP	71,096			63,807			53,415
Total liabilities and stockholders equity	$1,026,918			$975,025			$846,690

Net interest income/interest rate
Spread(4)		$37,548	3.80%		$34,616	3.68%		$30,896	3.74%

Net interest margin on a fully tax equivalent basis(5)			3.94%			3.84%			4.04%

Net interest margin(5)			3.90%			3.81%			4.03%

(1)           Includes non-accrual loans of $3.3 million, $2.6 million and $6.0 million for 2004, 2003 and 2002, respectively.

(2)           Interest income includes loan origination fees of $3.0 million, $3.4 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

For 2004, net interest income on a fully tax equivalent basis increased $2.9 million to $37.5 million from $34.6 million for 2003.  The increase in net interest income on a fully tax equivalent basis resulted from a decrease in interest expense of $2.0 million (10.4%), and an increase in interest income on a fully tax equivalent basis of $945 thousand (1.8%).  Interest expense decreased due to a decrease in interest rates on interest bearing liabilities of 34 basis points, which accounted for $3.0 million.  This decrease in rate on liabilities was partially offset by an increase in average interest bearing liabilities of $45.4 million (5.4%), which increased interest expense by $1.0 million.  Interest income on a fully tax equivalent basis increased due to an increase in average earning assets of $50.8 million (5.6%), which increased interest income on a fully tax equivalent basis by $4.5 million.  This was partially offset by a decrease in the rate on earning assets of 22 basis points, which decreased interest income on a fully tax equivalent basis $3.5 million.  The net interest margin expressed in a fully tax equivalent basis increased 10 basis points to 3.94% for 2004 from 3.84% in 2003.

For 2003, net interest income on a fully tax equivalent basis increased $3.7 million to $34.6 million from $30.9 million for 2002.  The increase in net interest income on a fully tax equivalent basis resulted from a decrease in interest expense of $4.4 million (18.8%), which exceeded the $697 thousand (1.3%) decrease in interest income on a fully tax equivalent basis.  Interest expense decreased due to a decrease in interest rates on interest bearing liabilities of 110 basis points, which accounted for $7.7 million.  This decrease in rate on liabilities was partially offset by an increase in volume of interest-bearing liabilities of $143.6 million (20.6%), which increased interest expense by $3.3 million.  Interest income on a fully tax equivalent basis decreased due to a decrease in rate on interest earning assets of 116 basis points, which accounted for $9.2 million.  This was partially offset by an increase in volume of $137.7 million (18.0%), which increased interest income on a fully tax equivalent basis by $8.5 million.  The net interest margin expressed in a fully tax equivalent basis decreased by 20 basis points to 3.84% for 2003 from 4.04% in 2002.

Volume, Mix and Rate Analysis of Net Interest Income.  The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate:

	Year Ended December 31,
	2004 Compared to 2003			2003 Compared to 2002
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$4,520	$(3,178)	$1,342	$6,912	$(7,488)	$(576)
Taxable investment securities	(66)	(312)	(378)	1,103	(1,441)	(338)
Investment securities exempt from federal income taxes(1)	236	(53)	183	362	(7)	355
Federal funds sold	(3)	—	(3)	3	(3)	—
Other interest bearing deposits	(246)	40	(206)	74	(211)	(137)
Investment in unconsolidated trust subsidiaries	11	(4)	7	—	(1)	(1)
Total increase (decrease) in interest income	4,452	(3,507)	945	8,454	(9,151)	(697)

Interest Bearing Liabilities:
NOW and money market deposit accounts	(644)	(315)	(959)	1,108	(1,929)	(821)
Savings deposits	1,117	(811)	306	771	(1,559)	(788)
Time deposits	(586)	(1,579)	(2,165)	1,038	(4,027)	(2,989)
Short-term borrowings	259	(2)	257	(121)	(64)	(185)
Long-term borrowings	458	(61)	397	534	(163)	371
Junior subordinated debt owed to unconsolidated trusts	390	(213)	177	—	(5)	(5)
Total increase (decrease) in interest expense	994	(2,981)	(1,987)	3,330	(7,747)	(4,417)
Increase (decrease) in net interest income	$3,458	$(526)	$2,932	$5,124	$(1,404)	$3,720

(1)           Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between 2004, 2003 and 2002 were as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2004	2003	difference	2003	2002	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,367	$2,208	$159	$2,208	$1,801	$407
Loan and other fees	2,432	1,925	507	1,925	1,519	406
Service charges on deposits	1,416	1,275	141	1,275	1,165	110
Gain on sale of loans	3,129	10,859	(7,730)	10,859	7,334	3,525
Gain on sale of securities	272	—	272	—	668	(668)
Other operating income	850	1,603	(753)	1,603	1,238	365
	$10,466	$17,870	$(7,404)	$17,870	$13,725	$4,145

For 2004, other income decreased $7.4 million (41.4%) to $10.5 million from $17.9 million in 2003.  Gain on sale of loans decreased $7.7 million (71.2%) due to a drop in mortgage loan refinancing activity from historically high activity in 2003.  This drop in refinancing was expected as a result of the five interest rate hikes made by the Federal Reserve in 2004 and was experienced generally in the financial services industry.  Other operating income decreased $752 thousand (46.9%) mainly due to a decrease in title insurance premium of $743 thousand (54.2%) also due to the reduced mortgage loan refinancing volume.  We expect that in 2005, mortgage interest rates will continue to rise, leading to lower income in these categories of income affected by decreased mortgage loan refinancing volume.

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

Other Expenses.  Changes in other expenses between 2004 and 2003 and between 2003 and 2002 are as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2004	2003	difference	2003	2002	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$15,342	$15,555	$(213)	$15,555	$11,693	$3,682
Occupancy	2,601	1,798	803	1,798	1,805	(7)
Data processing	1,924	1,500	424	1,500	1,076	424
Marketing	1,365	1,451	(86)	1,451	1,158	293
Amortization and valuation of mortgage servicing rights	1,650	2,003	(353)	2,003	4,780	(2,777)
Supplies	1,005	914	91	914	666	248
Other	4,859	4,987	(128)	4,987	4,005	982
	$28,746	$28,208	$538	$28,208	$25,183	$3,025

Other expenses increased $538 thousand (1.9%) to $28.7 million in 2004 from $28.2 million in 2003.  Occupancy expenses increased by $803 thousand (44.7%) due to several factors, including decreased rental income of $265 thousand (72.4%) caused by the tenants in the Bank’s Los Alamos office relocating early in the year.  Occupancy expenses also increased because of increased repair and maintenance costs of $263 thousand (69.8%) due to some extensive maintenance work done on the Los Alamos office.  Depreciation expense also increased $133 thousand (11.1%) mainly due to the depreciation associated with the new Santa Fe office opened in 2004.  Data processing expense increased $424 thousand (28.3%), primarily due to software depreciation and maintenance expenses increasing $310 thousand (24.6%) caused by additional software purchases made during 2004.

Other expenses increased $3.0 million (11.9%) to $28.2 million in 2003 from $25.2 million in 2002.  Salaries and employee benefits increased by $3.7 million (31.5%) due to an increase of staff (total full time equivalent employees increased 14.7% during 2003) and an increase in overtime wages due to the high mortgage loan refinancing demand.  Data processing expenses increased by $424 thousand (39.4%), largely due to an increase in software depreciation of $358 thousand for the bank’s new online banking system and other new software systems.  Marketing expenses increased $293 thousand (25.3%) largely due to increased donations to community events.  Amortization and valuation of mortgage servicing rights decreased by $2.8 million (58.1%) due to decreased impairment on mortgage servicing rights of $2.3 million (75.3%) caused by relatively stable interest rates in comparison to 2002.  All other expenses, including auditing and legal fees, increased $982 thousand (24.5%) to $5.0 million in 2003. This increase was the result of many factors, including our becoming a company subject to the reporting requirements of the Exchange Act in 2003.

Income Taxes.  For 2004, income tax expense decreased by $1.4 million (17.5%) from the previous year to a total of $6.4 million compared to $7.8 million.  The effective tax rate increased from 37.7% in 2003 to 38.2% in 2004.  This immaterial increase in effective tax rate was attributable to the adjustment of deferred taxes made in 2004 to more accurately reflect the effective rate on these deferred taxes.

For 2003, income tax expense increased by $1.5 million (23.8%) over the previous year to a total of $7.8 million compared to $6.3 million.  The effective tax rate decreased from 38.0% in 2002 to 37.7% in 2003.

Balance Sheet Analysis

Balance Sheet-General.  Total assets at December 31, 2004 were $1.1 billion, an increase of $73.6 million (7.3%) from December 31, 2003.  Net loans increased $152.8 million (20.8%) during 2004, which was partially offset by a decline in investments of $61.7 million (35.3%) and a decline in cash and cash equivalents of $19.3 million (44.8%).  During the same period, total liabilities increased $66.7 million (7.1%) to a total of $1.0 billion on December 31, 2004, from $940.7 million on December 31, 2003.  The increase in total liabilities was primarily due to an increase in total deposits of $44.4 million (5.3%) and an increase in borrowings (including borrowings made by Employee Stock Ownership Plan) of $17.1 million (21.7%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $6.9 million (10.4%) to $73.0 million on December 31, 2004 compared to $66.1 million on December 31, 2003.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31, 2004		At December 31, 2003		At December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$42,218	$41,907	$94,868	$95,081	$31,405	$32,107
States and political subdivisions	2,210	2,191	—	—	—	—
Equity securities	1	7	1	7	1	7
Total securities available for sale	$44,429	$44,105	$94,869	$95,088	$31,406	$32,114

Securities Held to Maturity:
U.S. Government agencies	$46,547	$46,705	$53,246	$54,541	$59,543	$61,055
States and political subdivisions	15,111	15,178	20,471	20,638	10,380	10,584
Total securities held to maturity	$61,658	$61,883	$73,717	$75,179	$69,923	$71,639

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,798	$6,798	$5,665	$5,665	$3,780	$3,780
Investment in unconsolidated trusts	682	682	496	496	496	496
Total other securities	$7,480	$7,480	$6,161	$6,161	$4,276	$4,276

U.S. Government agencies securities generally consist of fixed rate securities with maturities of one month to five years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities six months to thirty years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2004, with issues held by us totaling $9.8 million.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2004:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
U.S. Government agencies	$13,942	1.93%	$28,275	2.64%	—	—	—	—
States and political subdivision(1)	272	1.62%	1,149	2.94%	$789	3.01%	—	—
Equity securities	—	—	—	—	—	—	$1	17.66%
Total	$14,215		$29,424		$789		$1
Securities Held to Maturity:
U.S. Government agencies	$32,617	3.45%	$13,929	3.20%	—	—	—	—
States and political subdivision(1)	1,947	4.25%	3,375	5.00%	—	—	$9,790	7.17%
Total	$34,564		$17,304		—		$9,790
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock)	$100	1.50%	—	—	—	—	$6,698	2.83%
Investment in Unconsolidated trusts	—	—	—	—	—	—	682	9.05%
Total	$100		—		—		$7,480

(1)           Yield is reflected on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$92,736	10.35%	$71,299	9.61%	$65,778	9.94%	$55,838	8.58%	$47,188	8.56%
Commercial real estate	346,454	38.65	286,551	38.61	245,001	37.02	217,776	33.45	185,960	33.73
Residential real estate	282,380	31.50	222,282	29.95	200,408	30.28	236,139	36.26	197,732	35.86
Construction real estate	121,769	13.59	112,616	15.18	105,921	16.01	101,500	15.59	80,100	14.53
Installment and other	52,984	5.91	49,349	6.65	44,656	6.75	39,833	6.12	40,385	7.32
Total loans	896,323	100.00	742,097	100.00	661,764	100.00	651,086	100.00	551,365	100.00
Unearned income	(2,002)		(1,574)		(1,316)		(727)		(813)
Gross loans	894,321		740,523		660,448		650,359		550,552
Allowance for loan losses	(8,367)		(7,368)		(6,581)		(5,637)		(4,621)
Net loans	$885,954		$733,155		$653,867		$644,722		$545,931

Net loans increased $152.8 million (20.8%) to $886.0 million at December 31, 2004 from $733.2 million at December 31, 2003. The increase was due primarily to growth in our commercial and residential real estate portfolio.

Loan Maturities.  The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2004:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$112,651	$48,135	$10,979	$17,518	$1,287	$23,935	$214,505

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accruing loans	$5,714	$3,112	$3,914	$6,472	$3,562
Loans 90 days or more past due, still accruing interest	8	80	—	877	37
Total non-performing loans	$5,722	3,192	3,914	7,349	3,599
Other real estate owned	6,438	7,383	3,707	2,338	604
Other repossessed assets	64	353	39	18	26
Total non-performing assets	$12,224	$10,928	$7,660	$9,705	$4,229

Total non-performing loans to total loans	0.64%	0.43%	0.59%	1.13%	0.65%
Allowance for loan losses to non-performing loans	146.23%	230.83%	168.14%	76.70%	128.40%
Total non-performing assets to total assets	1.13%	1.09%	0.84%	1.20%	0.62%

Non-performing Loans.  Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $216 thousand and $118 thousand for the year ended December 31, 2004 and 2003, respectively. None of these amounts were included in interest income during these periods.  Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.  There were no troubled debt restructurings outstanding as of December 31 for the years 2000 through 2004.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

At December 31, 2004, total non-performing assets increased $1.3 million to $12.2 million from $10.9 million at December 31, 2003 due to increases in non-performing loans of $2.5 million, which was partially offset by a decrease in other real estate owned of $945 thousand and a decrease in other repossessed assets of $289 thousand.  The increase in non-performing loans was largely due to the placing of a $2.4 million commercial real estate loan on non-accrual status in 2004.  We believe that collateral is adequate on this loan to minimize any loss on the loan.  The decrease in other real estate owned was largely due to the sale of a $1.3 million commercial real estate property in 2004, which was partially offset by the acquisition of a $844 thousand residential real estate property in 2004.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$7,368	$6,581	$5,637	$4,621	$4,237
Provision for loan losses	2,100	3,350	2,800	2,900	1,215
Charge-offs:
Commercial	640	506	1,240	1,060	133
Commercial real estate	—	527	—	356	—
Residential real estate	188	305	168	374	462
Construction real estate	—	1,220	—	—	—
Installment and other	459	255	516	435	367
Total charge-offs	1,287	2,813	1,924	2,225	962
Recoveries:
Commercial	108	166	11	14	7
Commercial real estate	—	—	—	—	77
Residential real estate	1	11	—	274	—
Construction real estate	23	—	—	—	—
Installment and other	54	73	57	53	47
Total recoveries	186	250	68	341	131
Net charge-offs	1,101	2,563	1,856	1,884	831
Balance at end of year	$8,367	$7,368	$6,581	$5,637	$4,621

Gross loans at end of year	$894,321	$740,523	$660,448	$650,359	$550,552
Ratio of allowance to total loans	0.93%	0.99%	1.00%	0.87%	0.84%
Ratio of net charge-offs to average loans	0.14%	0.35%	0.29%	0.32%	0.16%

Net charge-offs for 2004 totaled $1.1 million, a decrease of $1.5 million (57.0%) over 2003.  The decrease in the charge-offs was mainly due to a decline in construction loan charge-offs of $1.2 million (there were no construction loan charge-offs in 2004).  The decrease of the provision by $1.3 million was because in 2003 the provision included an extra $1.2 million for two large residential properties knowing that we would have a loss associated with forclosure.

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

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,502	10.35%	$2,509	9.61%	$2,062	9.94%	$1,559	8.58%	$297	8.56%
Commercial and residential real estate	2,511	70.15	3,192	68.56	1,376	67.30	866	69.71	334	69.59
Construction real estate	981	13.59	844	15.18	2,399	16.01	2,129	15.59	—	14.53
Installment and other	1,369	5.91	799	6.65	386	6.75	385	6.12	444	7.32
Unallocated	4	N/A	24	N/A	358	N/A	698	N/A	3,546	N/A
Total	$8,367	100.00%	$7,368	100.00%	$6,581	100.00%	$5,637	100.00%	$4,621	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience increased by $1.4 million in 2004, from $2.3 million in 2003 to $3.7 million in 2004.  This was largely due to an increase in the allocation for commercial loans which increased by $561 thousand and an increase in the allocation for installment and other loans of $471 thousand.  Concentration allocation decreased slightly, from $4.7 million in 2003 to $4.2 million in 2004.  This was due to a decease in the allocation for mortgages of $735 thousand, which was partially offset by a higher allocation in commercial loans (an increase of $332 thousand).  The allocation for specifically identified loans increased slightly, from $325 thousand to $446 thousand.

We project a 10% growth in our loan portfolio due to a strengthened local economy, a stabilized Laboratory budget of over $2 billion and anticipated increases in interest rates.  We anticipate the volume of commercial real estate and construction loans to increase as the industry strengthens and the New Mexico economy continues to improve by attracting new business to the state.  Commercial real estate is strengthened due to vacancy rates returning to their historical averages and demand picking up due to new business looking to expand within the state.  The housing market for homes below $500 thousand remains strong and we project that market to remain constant.  We expect residential real estate for property worth greater than $1.5 million to be as soft as we have experienced during the last several years. Total net charge-offs were substantially less in 2004 than in the previous two years. This was primarily due to a decrease in commercial charge-offs in 2004.  Management projects losses to remain in this average barring any anomalies.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans classified as:
Substandard	$15,810	$9,815	$7,769	$11,209	$7,859
Doubtful	201	180	8	552	56
Total adversely classified loans	16,011	9,995	7,777	11,761	7,915
Other real estate owned	6,438	7,383	3,707	2,338	604
Other repossessed assets	64	353	39	18	26
Total adversely classified assets	$22,513	$17,731	$11,523	$14,117	$8,545

Special mention loans	$22,834	$17,507	$10,035	$8,367	$6,452

Total adversely classified assets increased $4.8 million (27.0%) from December 31, 2003 to December 31, 2004.  The main reason for the increase was an increase of $6.0 million in loans classified as substandard, which was partially offset by a decrease of $945 thousand in other real estate owned.  The increase in loans classified as substandard was due to the downgrading of two commercial real estate borrowers, one in the other business concentration and one in the Office Building/Business Property loan concentration.  Special mention loans increased $5.3 million (30.4%) from December 31, 2003 to December 31, 2004.

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

The following table sets forth the maturities of time deposits $100 thousand and over at December 31, 2004:

At December 31, 2004
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$58,537
After three but within six months	34,725
After six but within twelve months	49,766
After twelve months	47,695
Total time deposits $100,000 and over:	$190,723

Borrowings.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (FHLB) with remaining maturities under one year. Long-term borrowings are advances from FHLB with remaining maturities over one year.  Total short-term and long-term borrowings increased $17.6 million at December 31, 2004 compared to December 31, 2003, due to increased liquidity needs from strong loan growth.

In addition to short- and long-term borrowings made by us, the ESOP uses long-term borrowings to facilitate its ability to acquire stock for the benefit of all employees who participate in the plan.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$15,110	$1,467	$6,250
Maximum outstanding at any month-end during the period	40,600	9,402	—
Balance outstanding at end of period	34,400	9,402	—
Weighted average interest rate during the period	1.90%	2.04%	3.44%
Weighted average interest rate at end of the period	2.37%	1.80%	—
Long-term borrowings:
Average balance outstanding	$63,538	$52,862	$39,029
Maximum outstanding at any month-end during the period	66,793	75,391	40,659
Balance outstanding at end of period	60,006	67,398	39,492
Weighted average interest rate during the period	3.66%	3.78%	4.17%
Weighted average interest rate at end of the period	3.64%	3.69%	4.09%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$1,758	$2,386	$2,907
Maximum outstanding at any month-end during the period	2,157	2,415	3,300
Balance outstanding at end of period	1,686	2,157	2,888
Weighted average interest rate during the period	4.23%	4.12%	4.67%
Weighted average interest rate at end of the period	5.25%	4.00%	4.25%

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

At December 31, 2004 and 2003, we were in compliance with the foregoing policy, with the following exception: on December 31, 2004, net on-hand liquidity to total assets was at -0.46%.  This was a temporary situation which was rectified in the following month from an influx of additional deposits, reducing our short-term borrowings to be within policy guidelines.

At December 31, 2004, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $168.8 million and standby letters of credit of $33.3 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $262.4 million at December 31, 2004.  We expect to retain a substantial majority of these certificates of deposit.

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

Los Alamos National Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity.  See “Item 1 Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1 “Business—Los Alamos National Bank—Supervision and Regulation—Dividends.”  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The minimum ratios required for Los Alamos National Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2004, Los Alamos National Bank could pay a total of $6.9 million in dividends and still comply with our internal policy regarding minimum regulatory capital ratios.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations.  The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity(1)	$541,248	$541,248	—	—	—
Time deposits(1)	339,333	262,371	$61,340	$9,086	$6,536
Short-term borrowings(1)	34,400	34,400	—	—	—
Long-term borrowings(1)	60,006	7,700	8,737	40,076	3,493
Borrowings made by ESOP to outside parties(1)	1,686	471	944	271	—
Operating leases	111	104	7	—	—
Junior subordinated debt owed to unconsolidated trusts(1)	22,682	—	—	—	22,682
Total contractual long-term cash obligations	$999,466	$846,294	$71,028	$49,433	$32,711

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

Commitments.  The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.  Further discussion of these commitments is included in Notes 14 and 15 in Item 8, “Financial Statements and Supplementary Data”, in this report.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$22,455	$19,655	$2,799	$1	—
Commercial real estate	14,287	14,287	—	—	—
Residential real estate	973	853	120	—	—
Mortgage loans sold with recourse	—	—	—	—	—
Construction real estate	58,892	55,101	3,791	—	—
Revolving home equity and credit card lines	64,025	64,025	—	—	—
Other	8,162	8,162	—	—	—
Standby letters of credit	33,319	33,319	—	—	—
Total commitments to extend credit	202,113	195,402	6,710	1	—
Commitments to sell mortgage loans	14,809	14,809	—	—	—
ESOP liquidity put	16,589	16,589	—	—	—
Total commitments	$233,511	$226,800	$6,710	$1	—

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

Capital Resources

Los Alamos National Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Los Alamos National Bank’s financial statements. As of December 31, 2004, the most recent notification from the federal banking regulators categorized Los Alamos National Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed Los Alamos National Bank’s capital classification.

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

Trinity and Los Alamos National Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2004. The required and actual amounts and ratios for Trinity and Los Alamos National Bank as of December 31, 2004 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$102,994	11.59%	$71,079	8.00%	N/A	N/A
Bank only	95,577	10.78	70,940	8.00	$88,675	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	94,625	10.65	35,539	4.00	N/A	N/A
Bank only	87,208	9.83	35,470	4.00	53,205	6.00
Tier 1 capital (to average assets):
Consolidated	94,625	8.87	42,666	4.00	N/A	N/A
Bank only	87,208	8.19	42,596	4.00	53,246	5.00

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by (used in) operating activities was $20 million, $84.0 million and ($48.0) million for 2004, 2003 and 2002, respectively.  Net cash provided by operating activities decreased by $63.8 million from 2003 in 2004 largely due to the gross sale of loans held for sale decreasing $286.6 million, which was offset by a decrease in cash used by origination of loans held for sale of $356.2 million.  This was reflective of the expected decline in mortgage loan refinance activity from the high in 2003.  Net cash provided by operating activities increased by $132 million in 2003 over 2002 largely due to the gross sale of loans held for sale increasing $218.1 million, which was partially offset by an increase in cash used by origination of loans held for sale of $90.4 million.  The increase in cash provided by loan selling activities was reflective of the high mortgage loan refinance activity we experienced.

Net cash (used in) investing activities was ($103.0) million, ($160.8) million and ($47.3) million for 2004, 2003 and 2002, respectively.  The $57.7 million decrease in cash used in investment activities from 2003 to 2004 was mainly due to a decrease in the cash used for purchasing investment securities of $66.3 million from 2003 to 2004.  In addition, the increase in cash used for the funding of loans in 2004 over 2003 of $66.3 million was largely offset by increases in cash provided by the maturities and sales of investment securities of $64.1 million.  The $113.5 million increase in cash used by investing activities for 2003 compared to 2002 was mainly due to an increase of cash used for funding loans of $74.7 million and an increase of cash used for the purchase of investment securities of $16.3 million.  There were also no sales of investment securities in 2003, compared to $27.9 million in cash provided by investment security sales in 2002.  Total loans increased in 2004 by 20.8% over 2003, compared to only 12.1% in 2003 over 2002.  The increase in loan activity was reflective of a strengthening local economy.

Net cash provided by financing activities was $63.6 million, $79.0 million and $94.9 million for 2004, 2003 and 2002, respectively.  Cash provided by financing activities decreased in 2004 compared to 2003 by $15.4 million mainly due to an increase in cash used for the repayment of short- and long-term debt of $405.1 million, which was largely offset by an increase in cash provided by the issuance of short- and long-term debt of $386.1 million.  This decrease in short- and long-term borrowings was made possible by the reduction of cash and cash equivalents that we held.  Cash provided by financing activities decreased in 2003 compared to 2002 by $15.9 million mainly due to decreased cash provided by deposit growth of $73.7 million, which was partially offset by an increase in net cash provided by short- and long-term borrowings of $58.6 million.  This low deposit growth in 2003 was in part due to our decision to reduce public funds (which were more costly than borrowings as a means to fund our growth) and in part due to customer funds moving from us back to the equity markets.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2004, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2004 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to thirteen months.

	Time to Maturity or Repricing
As of December 31, 2004:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$383,376	$429,480	$55,967	$25,500	$894,321
Loans held for sale	8,635	—	—	—	8,635
Investment securities	18,419	40,062	47,691	6,575	112,747
Securities purchased under agreements to resell	40	—	—	—	40
Interest bearing deposits with banks	96	—	—	—	96
Investment in unconsolidated trusts	186	—	—	310	496
Total interest earning assets	$410,752	$469,542	$103,658	$32,385	$1,016,337

Interest Bearing Liabilities:
NOW and money market deposit accounts	$127,999	$102,381	—	—	$230,380
Savings deposits	94,403	147,749	5,646	—	247,798
Time deposits	104,249	158,122	70,426	6,536	339,333
Short- and long-term borrowings	36,295	5,805	17,020	35,286	94,406
Borrowings made by ESOP to outside parties	1,686	—	—	—	1,686
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	16,496	22,682
Total interest bearing liabilities	$370,818	$414,057	$93,092	$58,318	$936,285

Rate sensitive assets (RSA)	$410,752	$880,294	$983,952	$1,016,337	$1,016,337
Rate sensitive liabilities (RSL)	370,818	784,875	877,967	936,285	936,285
Cumulative GAP (GAP=RSA-RSL)	39,934	95,419	105,985	80,052	80,052
RSA/Total assets	38.02%	81.48%	91.07%	94.07%	94.07%
RSL/Total assets	34.32%	72.65%	81.26%	86.66%	86.66%
GAP/Total assets	3.70%	8.83%	9.81%	7.41%	7.41%
GAP/RSA	9.72%	10.84%	10.77%	7.88%	7.88%

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

Based on simulation modeling at December 31, 2004 and 2003, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At December 31, 2004		At December 31, 2003
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(5,183)	(13.25)%	$(4,461)	(12.17)%
+ 1.00	(2,030)	(5.19)	(2,207)	(6.02)
(1.00)	595	1.52	(1,671)	(4.56)
(2.00)	78	0.20	(3,566)	(9.73)

Our simulations used assume the following:

1.             Changes in interest rates are immediate.

2.             It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2004.

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

Item 8.  Financial Statements and Supplemental Data.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

Audited Financial Statements December 31, 2004, 2003, and 2002

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Neff & Ricci LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trinity Capital Corporation:

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements present fairly, in all material respects, the financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trinity Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trinity Capital Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Trinity Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trinity Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trinity Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Trinity Capital Corporation and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Neff + Ricci LLP

Albuquerque, New Mexico
February 18, 2005

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Amounts in thousands, except share data)

	2004	2003
ASSETS
Cash and due from banks	$23,678	$42,104
Interest bearing deposits with banks	96	967
Federal funds sold and securities purchased under resell agreements	40	40
Cash and cash equivalents	23,814	43,111
Investment securities available for sale	44,105	95,088
Investment securities held to maturity, at amortized cost (fair value of $61,883 at December 31, 2004 and $75,179 at December 31, 2003)	61,658	73,717
Other investments	7,480	6,161
Loans (net of allowance for loan losses of $8,367 at December 31, 2004 and $7,368 at December 31, 2003)	885,954	733,155
Loans held for sale	8,634	9,511
Premises and equipment, net	25,450	18,939
Accrued interest receivable	5,941	6,485
Mortgage servicing rights, net	8,371	7,792
Other real estate owned	6,438	7,383
Other assets	2,548	5,904
Total assets	$1,080,393	$1,006,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$63,070	$60,191
Interest bearing	817,511	776,004
Total deposits	880,581	836,195
Short-term borrowings	34,400	9,402
Long-term borrowings	60,006	67,398
Junior subordinated debt owed to unconsolidated trusts	22,682	16,496
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,686	2,157
Accrued interest payable	2,768	2,797
Other liabilities	5,314	6,247
Total liabilities	1,007,437	940,692
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 636,915 shares and 653,381 shares at 2004 and 2003, respectively, at fair value; net of unearned ESOP shares of 98,318 shares and 126,194 shares at 2004 and 2003, respectively, at historical cost	18,078	18,256
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,732,748 and 6,701,478 at 2004 and 2003, respectively	6,836	6,836
Additional paid-in capital	997	545
Retained earnings	47,849	40,845
Accumulated other comprehensive income	(200)	135
Total stockholders’ equity before treasury stock	55,482	48,361
Treasury stock, at cost, 25,734 shares and 29,128 shares at 2004 and 2003, respectively	(604)	(559)
Total stockholders’ equity	54,878	47,802
Total liabilities and stockholders’ equity	$1,080,393	$1,006,750

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands except per share data)

	2004	2003	2002

Interest income:
Loans, including fees	$50,305	$48,963	$49,539
Investment securities:
Taxable	3,173	3,551	3,889
Nontaxable	622	513	318
Federal funds sold and securities purchased with agreements to resell	—	3	3
Other interest bearing deposits	132	338	475
Investment in unconsolidated trusts	59	52	53
Total interest income	54,291	53,420	54,277
Interest expense:
Deposits	12,478	15,296	19,894
Short-term borrowings	287	30	215
Long-term borrowings	2,397	2,000	1,629
Junior subordinated debt owed to unconsolidated trusts	1,931	1,754	1,759
Total interest expense	17,093	19,080	23,497
Net interest income	37,198	34,340	30,780
Provision for loan losses	2,100	3,350	2,800
Net interest income after provision for loan losses	35,098	30,990	27,980
Other income:
Mortgage loan servicing fees	2,367	2,208	1,801
Loan and other fees	2,432	1,925	1,519
Service charges on deposits	1,416	1,275	1,165
Gain on sale of loans	3,129	10,859	7,334
Gain on sale of securities	272	—	668
Other operating income	850	1,603	1,238
	10,466	17,870	13,725
Other expenses:
Salaries and employee benefits	15,342	15,555	11,693
Occupancy	2,601	1,798	1,805
Data processing	1,924	1,500	1,076
Marketing	1,365	1,451	1,158
Amortization and valuation of mortgage servicing rights	1,650	2,003	4,780
Supplies	1,005	914	666
Other	4,859	4,987	4,005
	28,746	28,208	25,183
Income before income taxes	16,818	20,652	16,522
Income taxes	6,429	7,794	6,281
Net income	$10,389	$12,858	$10,241
Basic earnings per common share	$1.54	$1.93	$1.55
Diluted earnings per common share	$1.52	$1.90	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands except share and per share data)

	Common Stock, No Par						Accumulated
	Issued		Held in Treasury, at cost		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2001	6,856,800	$6,836	(29,128)	$(559)	$160	$34,417	$584	$41,438
Comprehensive income
Net income						10,241
Net change in unrealized gain on investment securities, available for sale, net of taxes of $34							69
Reclassification of unrealized gains to realized gains, net of taxes of $105							(214)
Total comprehensive income								10,096
Dividends						(3,514)		(3,514)
Decrease in stock owned by ESOP participants, 12,052 shares						193		193
Net change in the fair value of stock owned by ESOP participants						(1,347)		(1,347)
Allocation of ESOP shares					39			39
Balance, December 31, 2002	6,856,800	6,836	(29,128)	(559)	199	39,990	439	46,905
Comprehensive income
Net income						12,858
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $185							(304)
Total comprehensive income								12,554
Dividends						(3,866)		(3,866)
Decrease in stock owned by ESOP participants, 19,813 shares						357		357
Net change in the fair value of stock owned by ESOP participants						(8,494)		(8,494)
Allocation of ESOP shares					346			346
Balance, December 31, 2003	6,856,800	6,836	(29,128)	(559)	545	40,845	135	47,802
Comprehensive income
Net income						10,389
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $140							(227)
Reclassification of unrealized gains to realized gains, net of taxes of $66							(108)
Total comprehensive income								10,054
Dividends					(76)	(4,023)		(4,099)
Treasury shares purchased			(3,770)	(117)				(117)
Treasury shares issued			7,164	72	53			125
Decrease in stock owned by ESOP participants, 16,466 shares						511		511
Net change in the fair value of stock owned by ESOP participants						127		127
Allocation of ESOP shares					475			475
Balance, December 31, 2004	6,856,800	$6,836	(25,734)	$(604)	$997	$47,849	$(200)	$54,878

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	2004	2003	2002

Cash Flows From Operating Activities
Net income	$10,389	$12,858	$10,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,261	1,945	1,556
Net amortization (accretion) of:
Mortgage servicing rights	2,739	1,249	1,728
Premiums and discounts on investment securities	1,367	1,517	460
Junior subordinated debt owed to unconsolidated trusts issuance costs	24	18	18
Provision for loan losses	2,100	3,350	2,800
Change in mortgage servicing rights valuation allowance	(1,089)	754	3,052
Loss on sale of premises and equipment	—	—	2
Gain on sale of available for sale securities	(272)	—	(668)
Federal Home Loan Bank (FHLB) stock dividends received	(103)	(89)	(91)
Gain on sale of loans	(3,129)	(10,859)	(7,334)
Loss (gain) on disposal of other real estate owned	148	(219)	(137)
Write-down of value of other real estate owned	351	580	600
Decrease (increase) in other assets	3,380	(1,050)	(976)
(Decrease) increase in other liabilities	(754)	1,495	(3,453)
Release of Employee Stock Ownership Plan (ESOP) shares	935	1,003	507
Tax benefit recognized for exercise of stock options	53	—	—
Net cash provided by operating activities before originations and gross sales of loans	18,400	12,552	8,305
Gross sales of loans held for sale	221,029	577,225	359,136
Origination of loans held for sale	(219,252)	(505,825)	(415,454)
Net cash (used in) provided by operating activities	20,177	83,952	(48,013)
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	49,760	18,120	5,150
Proceeds from maturities and paydowns of investment securities held to maturity	11,350	7,555	20,365
Proceeds from sale of investment securities, available for sale	28,388	—	27,906
Proceeds from sale of investment securities, other	300	—	—
Purchase of investment securities available for sale	(28,095)	(82,373)	(23,440)
Purchase of investment securities held to maturity	—	(12,057)	(56,007)
Purchase of investment securities other	(1,516)	(1,815)	(450)
Proceeds from sale of other real estate owned	2,604	4,065	2,221
Loans funded, net of repayments	(157,057)	(90,740)	(15,998)
Purchases of premises and equipment	(8,772)	(3,531)	(7,044)
Net cash used in investing activities	(103,038)	(160,776)	(47,297)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	42,439	46,960	109,846
Net increase (decrease) in time deposits	1,947	(851)	9,986
Proceeds from issuances of short-term borrowings	481,700	55,596	—
Proceeds from issuances of long-term borrowings	—	40,000	5,000
Repayment of short-term borrowings	(456,702)	(51,194)	(20.000)
Repayment of long-term borrowings	(7,392)	(7,094)	(6,255)
Repayment of ESOP debt	(471)	(731)	(412)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	6,186	—	—
Purchase of treasury stock	(117)	—	—
Issuance of common stock for stock option plan	72	—	—
Dividend payments	(4,098)	(3,730)	(3,276)
Net cash provided by financing activities	63,564	78,956	94,889
Net (decrease) increase in cash and cash equivalents	(19,297)	2,132	(421)
Cash and cash equivalents:
Beginning of year	43,111	40,979	41,400
End of year	$23,814	$43,111	$40,979

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,122	$17,448	$23,938
Income taxes	3,843	10,742	6,735
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,158	8,102	4,053
Dividends declared, not yet paid	2,050	2,048	1,912
Change in unrealized gain on investment securities, net of taxes	(334)	(304)	(145)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”) and Trinity Capital Trust III (“Trust III”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements (see “Consolidation” accounting policy below.)  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation:  The consolidated financial statements include the accounts of the Company and its subsidiaries.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and initial recording and subsequent valuation for impairment of mortgage servicing rights.

Nature of Operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos and Santa Fe.  Its primary deposit products are term certificate, NOW and savings accounts and its primary lending products are commercial, residential and construction real estate loans.  The Company also offers trust and wealth management services and title insurance products.

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Santa Fe and White Rock, New Mexico. The Bank also operates drive-up facilities and several automatic teller machines (ATM’s) in Los Alamos and surrounding geographic areas.  Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe.  The Trusts, established for the sole purpose of issuing trust preferred securities, operate out of the Los Alamos office. See note 9 for a discussion of the purchase of Title Guaranty and the creation of the special purpose trusts.

Deposits with banks, federal funds sold and securities purchased under resell agreements:  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks and federal funds sold.

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

Other investments:  The Bank, as a member of the Federal Home Loan Bank of Dallas (the “FHLB”), is required to maintain an investment in capital stock of the FHLB based upon borrowings made from the FHLB and based upon various classes of loans in the Bank’s portfolio.  Federal Home Loan Bank and Federal Reserve Bank stock do not have readily determinable fair values as ownership is restricted and it lacks a market.  As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

The Company’s investment in the unconsolidated trusts is also reported as an investment in this line of the balance sheet.  In addition, the Bank has other non-marketable investments that are carried at cost and evaluated periodically by management for impairment.

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

Premises and equipment:  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method for buildings and computer equipment over their estimated useful lives.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  For owned and capitalized assets, estimated useful lives range from three to 39 years.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.  Generally, the useful life on software is three years; on computer and office equipment, five years; on furniture, 10 years; and on building and building improvements, 10 to 39 years.

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

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2004	2003	2002
	(In thousands, except share and per share data)
Net income	$10,389	$12,858	$10,241
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(27,394)	(29,128)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(101,117)	(166,814)	(199,772)
Weighted average common shares outstanding, net	6,728,289	6,660,858	6,627,900
Basic earnings per common share	$1.54	$1.93	$1.55
Weighted average dilutive shares from stock option plan	111,731	95,468	31,134
Weighted average common shares outstanding including dilutive shares	6,840,020	6,756,326	6,659,034
Diluted earnings per common share	$1.52	$1.90	$1.54

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $10.1 million, $12.6 million and $10.1 million for 2004, 2003 and 2002, respectively.

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

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation:As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	2004	2003	2002
	(In thousands except per share amounts)
Net income:
As reported	$10,389	$12,858	$10,241
Pro forma	10,289	12,671	10,172
Basic earnings per share:
As reported	$1.54	$1.93	$1.55
Pro forma	1.53	1.90	1.53
Diluted earnings per share
As reported	$1.52	$1.90	$1.54
Pro forma	1.50	1.88	1.52

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2004, 2003 and 2002, respectively: dividend yield of 1.9%, 1.9% and 2.5% ; expected price volatility of 3.7%, 15.2% and 9.1%; risk free rate of return of 4.2%, 2.0% and 4.0%; and weighted average assumption for expected life of 10 years for all years.

Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).  The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy.  The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.  No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004.  Management does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments.  In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.  This SAB did not have a material effect on the Company’s financial position or results of operations.

In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a.  Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

Trust Assets:  Assets held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2.  Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $4.3 million and $23.5 million at December 31, 2004 and 2003, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2004:
U.S. Government agencies	$42,218	—	$311	$41,907
States and political subdivisions	2,210	$2	21	2,191
Equity securities	1	6	—	7
Totals	$44,429	$8	$332	$44,105

December 31, 2003:
U.S. Government agencies	$94,868	$286	$73	$95,081
Equity securities	1	6	—	7
Totals	$94,869	$292	$73	$95,088

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2004:
U.S. Government agencies	$46,547	$158	—	$46,705
States and political subdivisions	15,111	78	$11	15,178
Totals	$61,658	$236	$11	$61,883

December 31, 2003:
U.S. Government agencies	$53,246	$1,295	—	$54,541
States and political subdivisions	20,471	167	—	20,638
Totals	$73,717	$1,462	—	$75,179

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2004:
Non-marketable equity securities (including FRB and FHLB stock)	$6,798	—	—	$6,798
Investment in unconsolidated trusts	682	—	—	682
Totals	$7,480	—	—	$7,480

December 31, 2003:
Non-marketable equity securities (including FRB and FHLB stock)	$5,665	—	—	$5,665
Investment in unconsolidated trusts	496	—	—	496
Totals	$6,161	—	—	$6,161

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Realized gains	$272	—	$668
Realized losses	—	—	—
Net gains	$272	—	$668

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2004 and 2003 is as follows:

AVAILABLE FOR SALE	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2004
U.S. Government agencies	$33,837	$(202)	$7,044	$(109)	$40,881	$(311)
States and political subdivisions	1,797	(21)	—	—	1,797	(21)
Equity securities	—	—	—	—	—	—
Totals	$35,634	$(223)	$7,044	$(109)	$42,678	$(332)

December 31, 2003
U.S. Government agencies	$12,671	$(73)	—	—	$12,671	$(73)
Equity securities	—	—	—	—	—	—
Totals	$12,671	$(73)	—	—	$12,671	$(73)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
(In thousands)
December 31, 2004
U.S. Government agencies	—	—	—	—	—	—
States and political subdivisions	$2,591	$(11)	—	—	$2,591	$(11)
Totals	$2,591	$(11)	—	—	$2,591	$(11)

December 31, 2003
U.S. Government agencies	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—
Totals	—	—	—	—	—	—

(1)           All of the $109 thousand total unrealized losses twelve months or longer as of December 31, 2004 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA.  The Company has the ability to hold these securities until they mature.

The amortized cost and fair value of investment securities as of December 31, 2004 by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$14,215	$14,151	$34,564	$34,695	$100	$100
One to five years	29,424	29,167	17,304	17,398	—	—
Five to ten years	789	780	—	—	—	—
Over ten years	—	—	9,790	9,790	682	682
Equity investments with no stated maturity	1	7	—	—	6,698	6,698
	$44,429	$44,105	$61,658	$61,883	$7,480	$7,480

Securities with carrying amounts of $84.8 million and $73.4 million at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans

Loans consisted of:

	December 31,
	2004	2003
	(In thousands)
Commercial loans	$92,736	$71,299
Commercial real estate	346,454	286,551
Residential real estate	282,380	222,282
Construction real estate	121,769	112,616
Installment and other	52,984	49,349
Total loans	896,323	742,097
Unearned income	2,002	1,574
Gross loans	894,321	740,523
Allowance for loan losses	8,367	7,368
Loans, net	$885,954	$733,155

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2004, 2003 and 2002 were as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Non-accruing loans	5,714	$3,112	$3,914
Loans 90 days or more past due, still accruing interest	8	80	—
Total non-performing loans	$5,722	$3,192	$3,914

The reduction in interest income associated with loans on non-accrual status was $216 thousand, $118 thousand and $320 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Information about impaired loans as of and for the years ended December 31, 2004, 2003 and 2002 is as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Loans for which there was a related allowance for credit losses	$3,282	$2,187	$2,740
Other impaired loans	3,391	486	303
Total impaired loans	$6,673	$2,673	$3,043

Average monthly balance of impaired loans	$772	$638	$4,902
Related allowance for credit losses	$446	$325	$781
Interest income recognized on an accrual basis	—	—	—
Interest income recognized on a cash basis	—	—	—

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Balance, beginning of year	$7,368	$6,581	$5,637
Provision for loan losses	2,100	3,350	2,800
Charge-offs	(1,287)	(2,813)	(1,924)
Recoveries	186	250	68
Net charge-offs	1,101	2,563	1,856
Balance, end of year	$8,367	$7,368	$6,581

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2004 and 2003, were approximately $6.1 million and $9.1 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans.  An analysis of the activity related to these loans for the year ended December 31, 2004 is as follows:

(In thousands)
Balance, beginning	$9,135
Additions	2,018
Principal payments and other reductions	(5,101)
Balance, ending	$6,052

Note 5.  Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans at December 31 is summarized as follows:

	2004	2003
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$912,204	$866,705
Federal Home Loan Mortgage Corporation (FHLMC)	4,006	5,908
Other investors	611	738
	916,821	873,351
Mortgage loans underlying pass-through securities—FNMA	37	91
	$916,858	$873,442

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $2.4 million and $3.1 million as of December 31, 2004 and 2003, respectively.  There were no custodial balances on deposit with other financial institutions during 2004 and 2003.

An analysis of changes in mortgage servicing rights follows:

	2004	2003
	(In thousands)
Balance, beginning of year	$7,792	$3,650
Servicing rights originated and capitalized	2,229	6,145
Amortization	(2,739)	(1,249)
Valuation allowance due to changes in prepayment assumptions	1,089	(754)
	$8,371	$7,792

The fair value of the mortgage servicing rights was determined by an independent third-party broker of mortgage servicing rights.  The values given by the broker were based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  Mortgage servicing rights were valued at $8.7 million at December 31, 2004.  The key assumptions used to initially value the mortgage servicing rights recorded in 2004 and 2003 included a Prepayment Standard Assumption speed (“PSA”) of 265% and a discount rate of 9.01%.

Note 6.  Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2004	2003
	(In thousands)
Land and land improvements	$1,241	$1,241
Buildings	19,176	8,658
Construction in process	—	4,656
Furniture and equipment	19,285	16,366
	39,702	30,921
Accumulated depreciation	(14,252)	(11,982)
	$25,450	$18,939

Depreciation on premises and equipment totaled $2.3 million, $1.9 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7.  Deposits

Deposits consisted of:

	December 31,
	2004	2003
	(In thousands)
Demand deposits, noninterest bearing	$42,498	$60,129
NOW and money market accounts	250,883	213,574
Savings deposits	247,867	225,106
Time certificates, $100,000 or more	190,723	193,401
Other time certificates	148,610	143,985
Total	$880,581	$836,195

At December 31, 2004, the scheduled maturities of time certificates were as follows:

(in thousands)
2005	$262,371
2006	45,226
2007	16,114
2008	7,452
2009	1,634
Thereafter	6,536
$339,333

The Company had no brokered deposits at December 31, 2004 or 2003.

Note 8.  Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted.  The total value of loans under the blanket assignment as of December 31, 2004 was $375.1 million.

Maturity Date	Rate	Type	Index	Principal due	2004	2003
					(In thousands)
01/02/2004(1)	1.800%	Fixed	—	At maturity	—	$4,402
10/04/2004	2.160	Fixed	—	At maturity	—	5,000
01/03/2005	2.460	Fixed	—	At maturity	$2,000	5,000
01/03/2005	2.360	Fixed	—	At maturity	32,400	5,000
01/02/2007	4.121	Fixed	—	Monthly Amortization	6,627	9,612
01/02/2007	4.078	Fixed	—	Monthly Amortization	9,713	14,091
07/18/2008	3.221	Fixed	—	At maturity	40,000	40,000
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,366	1,395
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008	5.250	Variable	Citibank Prime	Monthly Amortization	1,686	2,157
					$96,092	$78,957

(1)           Federal funds purchased from a correspondent bank.  These borrowings generally mature the next business day after the borrowing, and are uncollateralized.

The following is a summary of debt payments required for years after 2004. Included are payments for the ESOP debt of $471 thousand each year until maturity:

(In thousands)
2005	$42,571
2006	8,493
2007	1,186
2008	40,310
2009	39
Thereafter	3,493
$96,092

Note 9.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2004:

	Trust I	Trust II	Trust III
	(Dollars in thousands)

Date of issue	March 23, 2000	November 28, 2001	May 11, 2004
Amount of trust preferred securities issued	$10,000	$6,000	$6,000
Rate on trust preferred securities	10.875%	9.95%	5.10% (variable)
Maturity	March 8, 2030	December 8, 2031	September 8, 2034
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009
Common equity securities issued	$310	$186	$186
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	5.10% (variable)

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

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trusts are no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  The most recent rule issued by the Federal Reserve Board indicated that it will continue to recognize these trust preferred securities as Tier 1 capital within certain limitations.  However, there can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of December 31, 2004, assuming the Company was not permitted to include the $23 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

Issuance costs of $615 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During 2004 and 2003, respectively, $24 thousand and $18 thousand of these issuance costs were amortized.  Unamortized issuance costs were $539 thousand, $481 thousand and $499 thousand at December 31, 2004, 2003 and 2002, respectively.

Dividends accrued and unpaid to securities holders totaled $399 thousand and $379 thousand on December 31, 2004 and 2003, respectively.

Note 10.  Lease Commitments and Rental Expense

The Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2006. Lease payments for the years ended December 31, 2004, 2003 and 2002, totaled $143 thousand, $165 thousand and $122 thousand, respectively.  Commitments for minimum future rentals under these operating leases were as follows at December 31, 2004:

(In thousands)
2005	$104
2006	7
2007	—
2008	—
2009	—
$111

Note 11.  Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (ESOP) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year.  The employees interest in the ESOP vests over a period of seven years.  The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP provides for annual discretionary contributions by the Company as determined by its Board of Directors.  The Company’s discretionary contributions to the ESOP in 2004, 2003 and 2002 were approximately $573 thousand, $463 thousand and $356 thousand, respectively.

The ESOP had a note payable outstanding with a local bank, of $1.7 million as of December 31, 2004. The note requires annual principal payments of $471 thousand with a final payment of principal on January 20, 2008.  Interest is variable at Citibank Prime (5.25% at December 31, 2004) and is payable semi-annually.  Collateral for this loan is in the form of Company stock owned by the ESOP and unallocated to the plan participants.  Shares are released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years.  Allocations of common stock released and forfeitures are based on the eligible compensation of each participant.  The note payable is recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

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

Shares of the Company held by the ESOP that were acquired prior to December 31, 1992 were 292,782 and 294,237 shares at December 31, 2004 and 2003, respectively.

Shares of the Company held by the ESOP that were acquired after December 31, 1992 were as follows:

	December 31,
	2004	2003
Allocated shares	217,939	181,603
Shares committed to be released	27,876	51,347
Unallocated (unearned) shares	98,318	126,194
Total shares acquired after December 31, 1992	344,133	359,144
Estimated fair value of unallocated (unearned) shares	$3,028,000	$3,912,014

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2004, 2003 and 2002. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2004, 2003 and 2002 was $1.0 million, $1.0 million and $542 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no market.  The put price is representative of the fair market value of the stock.  The Company pays for the purchase within a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $16.6 million and $16.3 million as of December 31, 2004 and 2003, respectively.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 12.  Stock Option Plan

The Company has a stock option plan for the benefit of key management employees and directors with options to be granted at or above the fair value of the stock at the date of the grant.  Under this plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options.  The Board of Directors determines vesting of the options.  All options granted through December 31, 2004 vest over three years.  Options must be exercised within ten years after the date of grant.  The following table summarizes data concerning stock options:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	313,000	$19.29	252,000	$16.21	210,000	$15.05
Granted	28,000	30.50	61,000	32.00	42,000	22.00
Exercised	(7,164)	9.00	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	333,836	$20.45	313,000	$19.29	252,000	$16.21

Exercisable at end of year	251,169	$17.37	210,000	$15.18	168,000	$13.81

Weighted average fair value per option of options granted during the year	$5.51		$5.21		$3.97

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9-$10.25	76,836	4.06	$9.68	76,836	$9.68
$16.00	42,000	4.95	16.00	42,000	16.00
$20-$22.00	126,000	6.96	20.67	112,000	20.50
$30.50	28,000	9.96	30.50	—	30.50
$32.00	61,000	8.96	32.00	20,333	32.00
	333,836		$20.45	251,169	$17.37

Note 13.  Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current income tax expense:
Federal	$5,660	$5,193	$6,195
State	974	850	1,007
Deferred income tax (benefit) expense:
Federal	(176)	1,493	(798)
State	(29)	258	(123)
Total income tax expense	$6,429	$7,794	$6,281

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	2004 Deferred		2003 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Allowance for loan losses	$3,146	—	$2,805	—
Mortgage servicing rights	—	$3,147	—	$2,967
Investment securities	—	41	—	38
Premises and equipment	—	1,327	—	1,062
Stock dividends on FHLB stock	—	312	—	326
Loans	128	—	148	—
Unrealized gain on securities available for sale	122	—	—	84
Accrued compensation	183	—	175	—
Employee stock ownership plan (ESOP) compensation	434	—	252	—
Other real estate owned (OREO)	132	—	—	—
Total deferred taxes	$4,145	$4,827	$3,380	$4,477

The net deferred tax liability of $682 thousand and $1.1 million in 2004 and 2003, respectively, was reported in other liabilities.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$5,886	35.00%	$7,228	35.00%	$5,783	35.00%
Net tax exempt interest income	(207)	(1.23)	(175)	(0.85)	(130)	(0.78)
Interest disallowance	20	0.12	20	0.10	10	0.06
Other, net	116	0.69	1	0.00	43	0.26
State income tax net of federal benefit	614	3.65	720	3.49	575	3.48
Provision for income taxes	$6,429	38.23%	$7,794	37.74%	$6,281	38.02%

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

At December 31, 2004 and 2003, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2004	December 31, 2003
	(In thousands)
Mortgage loans sold with recourse	—	$17
Unfunded commitments under lines of credit	$168,794	130,868
Commercial and standby letters of credit	33,319	27,522

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $60 thousand and $30 thousand as of December 31, 2004 and 2003, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

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

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2004 include commitments to fund loans held for sale.  As per Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, the interest rate lock commitment was valued at zero at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At December 31, 2004, the Company had a notional amount of $14.8 million in interest rate lock commitments outstanding related to loans being originated for sale.  The related fair value of these commitments was a liability of $8 thousand as of December 31, 2004.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $165.7 million and $132.3 million as of December 31, 2004 and 2003, respectively.  Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	At December 31,
	2004	2003
	(In thousands)
Fixed-rate (ranging from 3.4% to 10.5%)	$68,231	$50,721
Adjustable-rate	101,465	81,588
Total	$165,696	$132,309

Note 16.  Regulatory Matters

The Company’s primary source of cash is dividends from the Bank.  The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Company cannot pay dividends that exceed its net income or that can only be funded that weaken its financial health.  The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus its retained income for the two proceeding years.  Additionally, the Bank cannot pay dividends that are in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2004.

As of December 31, 2004, the Bank was “well capitalized” as defined by OCC regulations.  To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category subsequent to this time.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$102,994	11.59%	$71,079	8.00%	N/A	N/A
Bank only	95,577	10.78	70,940	8.00	$88,675	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	94,625	10.65	35,539	4.00	N/A	N/A
Bank only	87,208	9.83	35,470	4.00	53,205	6.00
Tier 1 capital (to average assets):
Consolidated	94,625	8.87	42,666	4.00	N/A	N/A
Bank only	87,208	8.19	42,596	4.00	53,246	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$88,838	11.61%	$61,240	8.00%	N/A	N/A
Bank only	85,197	11.17	61,037	8.00	$76,297	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	81,468	10.64	30,620	4.00	N/A	N/A
Bank only	77,826	10.20	30,519	4.00	45,778	6.00
Tier 1 capital (to average assets):
Consolidated	81,468	8.05	40,469	4.00	N/A	N/A
Bank only	77,826	7.71	40,401	4.00	50,501	5.00

N/A—not applicable

Note 17.  Fair Value Information

Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument.

	Carrying Amount	Estimated Fair Value
	(In thousands)
December 31, 2004
Investments:
Available for sale	$44,105	$44,105
Held to maturity	61,658	61,883
Other investments	7,480	7,480
Loans, net	885,954	888,070
Mortgage servicing rights	8,371	8,711
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	8	8
Time deposits	339,333	339,178
Short- and Long-Term Borrowings	94,406	93,323
Junior subordinated debt owed to unconsolidated trusts	22,682	27,110
Borrowings made by Employee Stock Ownership Plan (ESOP)	1,686	1,686

December 31, 2003
Investments:
Available for sale	$95,088	$95,088
Held to maturity	73,717	75,179
Other investments	6,161	6,161
Loans, net	733,155	773,922
Mortgage servicing rights	7,792	8,152
Rate lock commitments, mandatory forward delivery commitments and pair offs, net	144	144
Time deposits	337,386	341,214
Short- and Long-Term Borrowings	76,800	76,678
Junior subordinated debt owed to unconsolidated trusts	16,496	19,231
Borrowings made by Employee Stock Ownership Plan (ESOP)	2,157	2,157

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

Fair value is best determined upon quoted market prices.  However, no active market exists for a significant portion of the Company’s financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using the present value of future cash flows, discounted by the current rates offered on financial instruments of a similar nature and term.  Financial instruments with variable rates that reprice frequently and have no significant change in credit risk have a fair value equal to carrying value.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Because of the inherent imprecision of estimating fair value discount rates for financial instruments for which no market value exists, management does not believe that the above information reflects the amounts that would be received (including any gains or losses) if assets and liabilities were sold.

Note 18.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2004	2003
	(In thousands)
Assets
Cash	$7,921	$3,324
Investments in subsidiaries	89,766	79,955
Other assets	546	3,024
Total assets	$98,233	$86,303

Liabilities and Stockholders’ Equity
Dividends payable	$2,050	$2,048
Junior subordinated debt owed to unconsolidated trusts	22,682	16,496
Other liabilities	545	1,701
Stock owned by Employee Stock Ownership Plan (ESOP) participants	18,078	18,256
Stockholders’ equity	54,878	47,802
Total liabilities and stockholders’ equity	$98,233	$86,303

Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Dividends from subsidiaries	$9,105	$5,879	$6,522
Interest and other expense	(2,193)	(2,057)	(1,923)
Income before income tax benefit and equity in undistributed net income of subsidiaries	6,912	3,822	4,599
Income tax benefit	843	794	798
Income before equity in undistributed net income of subsidiaries	7,755	4,616	5,397
Equity in undistributed net income of subsidiaries	2,634	8,242	4,844
Net income	$10,389	$12,858	$10,241

Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities
Net income	$10,389	$12,858	$10,241
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	24	18	22
Equity in undistributed net income of subsidiaries	(2,634)	(8,242)	(4,844)
(Increase) decrease in taxes receivable from subsidiaries	(1,733)	2,199	(1,026)
Decrease (increase) in other assets	2,454	(2,542)	28
Increase (decrease) in other liabilities	122	(276)	(485)
Increase (decrease) in other liabilities	53	—	—
Net cash provided by operating activities	8,675	4,015	3,936
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(6,121)	—	—
Net cash (used in) investing activities	(6,121)	—	—
Cash Flows From Financing Activities
Purchase of treasury stock	(117)	—	—
Issuance of treasury stock	72	—	—
Dividends paid	(4,022)	(3,637)	(3,276)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(76)	(93)	(104)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	6,186	—	—
Net cash provided by (used in) financing activities	2,043	(3,730)	(3,380)
Net increase in cash	4,597	285	556
Cash:
Beginning of year	3,324	3,039	2,483
End of year	$7,921	$3,324	$3,039

Note 19.  Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2004				Three Months Ended 2003
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$14,557	$13,741	$12,905	$13,088	$12,783	$13,655	$13,419	$13,563
Interest expense	4,655	4,304	4,053	4,081	4,283	4,756	4,954	5,087
Net interest income	9,902	9,437	8,852	9,007	8,500	8,899	8,465	8,476
Provision for loan losses	450	450	600	600	1,550	600	600	600
Net interest income after provision for loan losses	9,452	8,987	8,252	8,407	6,950	8,299	7,865	7,876
Other income	2,502	2,097	2,850	3,017	2,783	5,022	5,302	4,763
Other expense	7,958	7,809	5,450	7,529	8,738	3,997	8,511	6,962
Income before income taxes	3,996	3,275	5,652	3,895	995	9,324	4,656	5,677
Income taxes	1,544	1,147	2,293	1,445	298	3,516	1,820	2,160
Net income	$2,452	$2,128	$3,359	$2,450	$697	$5,808	$2,836	$3,517

Basic earnings per share	$0.36	$0.32	$0.50	$0.36	$0.11	$0.87	$0.42	$0.53

Diluted earnings per share	$0.36	$0.31	$0.49	$0.36	$0.08	$0.87	$0.42	$0.53

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.  There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 35 of this Form 10-K.

Item 9B. Other Information.

None

PART III

Item 10. Director and Executive Officers of Registrant.

Information regarding Trinity’s directors and executive officers appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons owning more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission.  They are also required to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the forms filed and representations made to us by reporting persons concerning whether a Form 5 was required to be filed for 2004, we are not aware of any of our directors, executive officers or 10% shareholders who failed to comply with the filing requirements of Section 16(a) during the fiscal year ended December 31, 2004, with the exception the following late filings:

Arthur B. Montoya, Jr. and his wife purchased 250 shares on April 28, 2004. This purchase was reported on a Form 4 filed May 28, 2004.

The Cowan Revocable Trust gifted 100,000 shares on June 17, 2004. This transfer was first reported on a Form 4 filed on June 24, 2004. The Form 4 was amended by a Form 4A filed February 15, 2005 correcting the transaction code from Acquisition to Disposition of shares.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1*         Articles of Incorporation of Trinity Capital Corporation

3.2*         Amended and Restated By-Laws of Trinity Capital Corporation

4.1*         Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.2*         Indenture dated as of November 28, 2001 between Trinity Capital Corporation, Trinity Capital Trust II and Wilmington Trust Company

4.3           Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

10.1*       Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.2*       Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.3*       Los Alamos National Bank Employee Stock Ownership Plan

10.4*       Trinity Capital Corporation 1998 Stock Option Plan

10.5*       Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.6         Form of stock option grant agreement

10.7         Director fee schedule

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

Date: March 11, 2005	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer
William C. Enloe	and Director	March 11, 2005

/s/ Daniel R. Bartholomew
Daniel R. Bartholomew	Chief Financial Officer	March 11, 2005

/s/ George A. Cowan
George A. Cowan	Director	March 11, 2005

/s/ Jeffrey F. Howell
Jeffrey F. Howell	Chairman of the Board and Director	March 11, 2005

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 11, 2005

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 11, 2005

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 11, 2005

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 11, 2005

/s/ Stanley D. Primak
Stanley D. Primak	Director	March 11, 2005

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 11, 2005

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 11, 2005

/s/ Robert P. Worcester
Robert P. Worcester	Director	March 11, 2005