Form 10-Q
period 2005-03-31
TRINITY CAPITAL CORP
filed 2005-05-10
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,603,873 shares of common stock, no par value, outstanding as of May 6, 2005.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

 (Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$38,047	$23,678
Interest bearing deposits with banks	23,208	96
Federal funds sold and securities purchased under resell agreements	301	40
Cash and cash equivalents	61,556	23,814
Investment securities available for sale	41,786	44,105
Investment securities held to maturity, at amortized cost (fair value of $52,384 at March 31, 2005 and $61,883 at December 31, 2004)	52,377	61,658
Other investments	7,321	7,480
Loans (net of allowance for loan losses of $8,689 at March 31, 2005 and $8,367 at December 31, 2004)	925,038	885,954
Loans held for sale	8,319	8,634
Premises and equipment, net	24,774	25,450
Accrued interest receivable	6,547	5,941
Mortgage servicing rights, net	8,628	8,371
Other real estate owned	3,523	6,438
Other assets	3,019	2,548
Total assets	$1,142,888	$1,080,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$72,929	$63,070
Interest bearing	889,160	817,511
Total deposits	962,089	880,581
Short-term borrowings	—	34,400
Long-term borrowings	78,111	60,006
Junior subordinated debt owed to unconsolidated trusts	22,682	22,682
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,214	1,686
Accrued interest payable	2,834	2,768
Other liabilities	4,138	5,314
Total liabilities	1,071,068	1,007,437
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 636,896 shares and 636,915 shares at March 31, 2005 and December 31, 2004, respectively, at fair value; net of unearned ESOP shares of 73,347 shares and 98,318 shares at March 31, 2005 and December 31, 2004, respectively, at historical cost	16,981	18,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,603,873 and 6,732,748 at March 31, 2005 and December 31, 2004, respectively	6,836	6,836
Additional paid-in capital	1,172	997
Retained earnings	51,746	47,849
Accumulated other comprehensive loss	(311)	(200)
Total stockholders’ equity before treasury stock	59,443	55,482
Treasury stock, at cost, 179,580 shares and 25,734 shares at March 31, 2005 and December 31, 2004, respectively	(4,604)	(604)
Total stockholders’ equity	54,839	54,878
Total liabilities and stockholders’ equity	$1,142,888	$1,080,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and 2004

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Interest income:
Loans, including fees	$14,222	$11,938
Investment securities:
Taxable	656	973
Nontaxable	180	158
Federal funds sold and repurchase agreements	4	—
Other interest bearing deposits	20	6
Investment in unconsolidated trusts	16	13
Total interest income	15,098	13,088
Interest expense:
Deposits	3,981	2,968
Short-term borrowings	102	67
Long-term borrowings	577	607
Junior subordinated debt owed to unconsolidated trusts	519	439
Total interest expense	5,179	4,081
Net interest income	9,919	9,007
Provision for loan losses	525	600
Net interest income after provision for loan losses	9,394	8,407
Other income:
Mortgage loan servicing fees	602	574
Loan and other fees	588	557
Service charges on deposits	331	331
Gain on sale of loans	463	1,016
Gain on sale of securities	—	272
Other operating income	76	267
	2,060	3,017
Other expenses:
Salaries and employee benefits	4,058	3,853
Occupancy	799	494
Data processing	490	435
Marketing	324	226
Amortization and valuation of mortgage servicing rights	130	987
Supplies	209	172
Other	1,648	1,362
	7,658	7,529
Income before income taxes	3,796	3,895
Income taxes	1,428	1,445
Net income	$2,368	$2,450
Basic earnings per common share	$0.35	$0.36
Diluted earnings per common share	$0.35	$0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Cash Flows From Operating Activities
Net income	$2,368	$2,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	631	527
Net amortization of:
Mortgage servicing rights	694	624
Premiums and discounts on investment securities	293	387
Junior subordinated debt owed to unconsolidated trusts issuance costs	5	4
Provision for loan losses	525	600
Change in mortgage servicing rights valuation allowance	(564)	364
Loss on sale or disposal of premises and equipment	143	—
Gain on sale of available for sale securities	—	(272)
Federal Home Loan Bank (FHLB) stock dividends received	(41)	(20)
Gain on sale of loans	(463)	(1,016)
Loss on disposal of other real estate owned	211	159
Write-down of value of other real estate owned	307	—
(Increase) decrease in other assets	(1,082)	1,600
Increase (decrease) in other liabilities	1,005	(2,008)
Release of Employee Stock Ownership Plan (ESOP) shares	606	587
Net cash provided by operating activities before originations and gross sales of loans	4,638	3,986
Gross sales of loans held for sale	38,581	61,980
Origination of loans held for sale	(38,190)	(68,480)
Net cash provided by (used in) provided by operating activities	5,029	(2,514)
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	2,025	19,585
Proceeds from maturities and paydowns of investment securities held to maturity	9,106	26
Proceeds from maturities and paydowns of investment securities, other	325	—
Proceeds from sale of investment securities, available for sale	—	28,388
Purchase of investment securities available for sale	—	(1,620)
Purchase of investment securities held to maturity	—	—
Purchase of investment securities, other	(125)	—
Proceeds from sale of other real estate owned	2,872	1,505
Loans funded, net of repayments	(40,084)	(30,038)
Purchases of premises and equipment	(198)	(2,528)
Proceeds from sale of premises and equipment	100	—
Net cash provided by (used in) investing activities	(25,979)	15,318
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	33,558	9,673
Net increase (decrease) in time deposits	47,950	(3,153)
Proceeds from issuances of borrowings	20,000	83,600
Repayment of borrowings	(36,295)	(89,818)
Repayment of ESOP debt	(472)	(471)
Purchase of treasury stock	(4,000)	—
Dividend payments	(2,049)	(2,048)
Net cash provided by (used in) provided by financing activities	58,692	(2,217)
Net increase in cash and cash equivalents	$37,742	$10,587
Cash and cash equivalents:
Beginning of year	23,814	43,111
End of period	$61,556	$53,698
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$5,113	$4,419
Income taxes	404	(230)
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	475	1,124
Change in unrealized (loss) gain on investment securities, net of taxes	(111)	12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1.  Basis of Presentation

                The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”) and Trinity Capital Trust III (“Trust III”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements (see “Consolidation” accounting policy below.)  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

                The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements filed on Form 10-K.

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

Note 2.  Comprehensive Income

                Comprehensive income includes net income, as well as the change in net unrealized (loss) gain on investment securities available for sale, net of tax.  Comprehensive income was $2.3 million and $2.5 million for the three month periods ended March 31, 2005 and 2004, respectively.

Note 3.  Earnings Per Share Data

                The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Unaudited; In thousands except for share and per share data)
Net income	$2,368	$2,450
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(99,238)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(78,619)	(105,270)
Weighted average common shares outstanding, net	6,678,943	6,722,402
Basic earnings per common share	$0.35	$0.36
Weighted average dilutive shares from stock option plan	98,879	117,782
Weighted average common shares outstanding including dilutive shares	6,777,822	6,840,184
Diluted earnings per common share	$0.35	$0.36

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

                In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

                In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95.  SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies.  For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date.  The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available.  The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through settlement date.

            The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant.  The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.

            On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Note 5.  Short Term Borrowings

                The Company had no borrowings with maturities of less than one year as of March 31, 2005.  As of December 31, 2004, the Company had Federal Home Loan Bank advances with maturities of less than one year of $34.4 million.

Note 6.  Long Term Borrowings

                The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $78.1 million and $60.0 million as of March 31, 2005 and December 31, 2004, respectively.  As of March 31, 2005, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 7.  Junior Subordinated Debt Owed to Unconsolidated Trusts

                    The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2005:

	Trust I	Trust II	Trust III
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004
Amount of trust preferred securities issued	$10,000	$6,000	$6,000
Rate on trust preferred securities	10.875%	9.95%	5.61% (variable)
Maturity	March 8, 2030	December 8, 2031	September 8, 2034
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009
Common equity securities issued	$310	$186	$186
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	5.61% (variable)

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

                    The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes.  However, because the Trusts are no longer a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes.  The most recent rule issued by the Federal Reserve Board indicated that it will continue to recognize these trust preferred securities as Tier 1 capital within certain limitations.  Please refer to Note 4, “Recent Accounting and Regulatory Developments”, for more information.  However, there can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of March 31, 2005, assuming the Company was not permitted to include the $23 million in trust preferred securities issued by the Trusts in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.  If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

                Issuance costs of $615 thousand related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During the three months ended March 31, 2005 and 2004, respectively, $5 thousand and $4 thousand of these issuance costs were amortized.  Unamortized issuance costs were $534 thousand and $476 thousand at March 31, 2005 and 2004, respectively.

                Distributions accrued and unpaid to securities holders totaled $286 thousand and $265 thousand on March 31, 2005 and 2004, respectively.

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

                At March 31, 2005 and December 31, 2004, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31,	December 31,
	2005	2004
	(In thousands)
Unfunded commitments under lines of credit	$182,984	$168,794
Commercial and standby letters of credit	33,928	33,319

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

                Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $132 thousand and $60 thousand as of March 31, 2005 and December 31, 2004, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net income as reported	$2,368	$2,450
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	28
Pro forma net income	$2,340	$2,422
Earnings per share:
Basic — as reported	$0.35	$0.36
Basic — pro forma	$0.35	$0.36
Diluted — as reported	$0.35	$0.36
Diluted — pro forma	$0.35	$0.35

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

Special Note Concerning Forward-Looking Statements

                This Form 10-Q (including information incorporated by reference) contains, and our future oral and written statements may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

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

                    Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of March 31, 2005, mortgage loans serviced for others totaled $918.5 million.  The MSRs on these loans total $8.6 million as of March 31, 2005.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

                    The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  In the first three months of 2005, we recognized income of $564 thousand due to a decrease in the valuation allowance associated with MSRs; in the first three months of 2004, we incurred an expense of $364 thousand due to a increase in the valuation allowance associated with MSRs.  We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, the amount or direction of the change in valuation.

Overview

                The first quarter of 2005 was characterized by strong asset growth and flat income growth due to the anticipated drop in the mortgage loan refinance business due to higher rates, which was largely offset by strong growth in net interest income.  Net income was $2.4 million, a 3.3% decrease from the prior year first quarter earnings of $2.5 million.  Total assets grew $62.5 million from the prior year end, which is an annualized growth rate of 23.1%.

                Net interest income (not tax-equivalent), our major source of income, increased $912 thousand (or 10.1%) over the prior year first quarter.  This increase was mainly due to our growth in earning assets, while our net interest margin (not tax-equivalent) decreased from 3.92% in the first quarter of 2004 to 3.89% in the first quarter of 2005.  This decrease in margin was due to our decision to be more competitive in interest rates paid on deposit products in order to attract new deposits in the new Santa Fe office and to fund increasing loan demand.

                Looking forward to the remainder of the year 2005, we expect continued growth in deposits and loans from the newly opened branch in Santa Fe.  We also anticipate that Title Guaranty’s operations in Santa Fe will generate additional income.  We believe that we have sufficient capital to support this growth and remain well-capitalized.  The additional personnel and other costs associated with the new Santa Fe office as well as the new Title Guaranty office will likely increase other expenses compared to the prior year, since in 2004 the new office was opened only for a partial year.  However, we believe the increased growth in business generated by these offices will likely offset a portion or all of these expenses.

Results of Operations-Income Statement Analysis

                Net Income-General.  Net income for the three months ended March 31, 2005 was $2.4 million, compared to $2.5 million for the same period of 2004.  Diluted earnings per share decreased by $0.01 to $0.35 for the three months ended March 31, 2005 from $0.36 for the same period of 2004.  This represented a decrease in earnings per share of 2.8%.  This decrease was primarily due to a decline in non-interest income of $957 thousand (31.7%), which was largely offset by an increase in net interest income of $912 thousand (10.1%).    The effect of these and other items, net of taxes, was a decline in unaudited net income of approximately $82 thousand for the first quarter of 2005 compared to the first quarter of 2004.

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

                The amount of net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expenses.  Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

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

	Three Months Ended March 31,
	2005			2004
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$921,441	$14,222	6.26%	$763,041	$11,938	6.29%
Taxable investment securities	89,509	656	2.97	137,337	973	2.85
Investment securities exempt from federal income taxes(3)	17,288	281	6.59	20,434	243	4.78
Federal funds sold	708	4	2.29	40	—	0.54
Other interest bearing deposits	3,618	20	2.24	2,607	6	0.93
Investment in unconsolidated trust subsidiaries	682	16	9.51	496	13	10.54
Total interest earning assets	1,033,246	15,199	5.97	923,955	13,173	5.73
Non-interest earning assets	69,706			78,662
Total assets	$1,102,952			$1,002,617
Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$124,517	$326	1.06%	$205,885	$394	0.77%
Savings deposits	374,263	1,045	1.13	211,278	549	1.05
Time deposits	378,205	2,610	2.80	334,540	2,025	2.43
Short-term borrowings	16,068	102	2.57	17,839	67	1.51
Long-term borrowings, including ESOP borrowings	62,917	577	3.72	66,346	607	3.68
Junior subordinated debt owed to unconsolidated trusts	22,682	519	9.28	16,496	439	10.70
Total interest bearing liabilities	978,652	5,179	2.15	852,384	4,081	1.93
Demand deposits—non-interest bearing	45,955			57,982
Other non-interest bearing liabilities	5,968			24,131
Stockholders’ equity, including stock owned by ESOP	72,377			68,120
Total liabilities and stockholders equity	$1,102,952			$1,002,617
Net interest income/interest rate Spread(4)		10,020	3.82%		$9,092	3.80%
Net interest margin on a fully tax equivalent basis(5)			3.93%			3.96%
Net interest margin(5)			3.89%			3.92%

(1)                                  Includes non-accrual loans of $5.4 million and $3.2 million for March 31, 2005 and 2004, respectively.

(2)                                  Interest income includes loan origination fees of $682 thousand and $730 thousand for the three months ended March 31, 2005 and 2004, respectively.

(3)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

                For the first quarter of 2005, net interest income on a fully tax equivalent basis increased $928 thousand to $10.0 million from $9.1 million for the first quarter of 2004.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $2.0 million (15.4%), while interest expense increased $1.1 million (26.9%).  Interest income on a fully tax equivalent basis increased due primarily to an increase in average earning assets of $109.3 million (11.8%).  Interest expense increased due to an increase in average interest bearing liabilities of $126.3 million (14.8%), which accounted for $657 thousand of the increase.  The cost on interest bearing liabilities increased 22 basis points, which accounted for $441 thousand of the increase in interest expense.  The net interest margin expressed in a fully tax equivalent basis decreased 3 basis points to 3.93% for 2005 from 3.96% for 2004.

Based on management’s review of the adequacy of the allowance for loan losses, provision for loan losses of $525 thousand was recorded for the three-month period ended March 31, 2005 versus provision of $600 thousand recorded during the same period of 2004.  The decrease in the provision for loan losses for the period ended March 31, 2005 reflected a number of factors, including the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

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

	Three Months Ended March 31,
	2005 Compared to 2004
	Change Due	Change Due	Total
	to Volume	to Rate	Change
	(In thousands)
Interest Earning Assets:
Loans	$2,447	$(163)	$2,284
Taxable investment securities	(348)	31	(317)
Investment securities exempt from federal income taxes(1)	(41)	79	38
Federal funds sold	4	—	4
Other interest bearing deposits	3	11	14
Investment in unconsolidated trust subsidiaries	5	(2)	3
Total increase (decrease) in interest income	2,070	(44)	2,026
Interest Bearing Liabilities:
NOW and money market deposit accounts	(186)	118	(68)
Savings deposits	452	44	496
Time deposits	282	303	585
Short-term borrowings	(8)	43	35
Long-term borrowings	(31)	1	(30)
Junior subordinated debt owed to unconsolidated trusts	148	(68)	80
Total increase (decrease) in interest expense	657	441	1,098
Increase (decrease) in net interest income	$1,413	$(485)	$928

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

Other Income.  Changes in other income between the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$602	$574	$28
Loan and other fees	588	557	31
Service charges on deposits	331	331	—
Gain on sale of loans	463	1,016	(553)
Gain on sale of securities	—	272	(272)
Other operating income	76	267	(191)
	$2,060	$3,017	$(957)

In the first quarter of 2005, other income decreased by $957 thousand (31.7%) to $2.1 million from $3.0 million for the first quarter of 2004.  Gain on sale of loans decreased $553 thousand due to a continued drop in mortgage loan refinance activity due to increasing interest rates.  This drop in refinancing was expected and was experienced generally in the financial services industry.  In the first quarter of 2004, other income also included a gain of $272 thousand on the sale of securities, while there was no gain on the sale of securities in the first quarter of 2005.

                Other Expenses.  Changes in other expenses between the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,058	$3,853	$205
Occupancy	799	494	305
Data processing	490	435	55
Marketing	324	226	98
Amortization and valuation of mortgage servicing rights	130	987	(857)
Supplies	209	172	37
Other	1,648	1,362	286
	$7,658	$7,529	$129

For the first quarter of 2005, other expenses increased $129 thousand (1.7%) to $7.7 million in 2005 from $7.5 million in the first quarter of 2004.  The largest change was in the amortization and valuation of mortgage servicing rights, which declined $857 thousand from the first quarter of 2004 to the first quarter of 2005.  This was due to a decrease in the valuation allowance of $564 thousand in the first quarter of 2005, compared to an increase in the valuation allowance of $364 thousand in the first quarter of 2004, for a net decline in expense of $928 thousand.  This was partially offset by an increase in the amortization expense of the mortgage servicing rights of $71 thousand.  Occupancy expenses increased $305 thousand (61.7%), mainly due to the operation of the Santa Fe Downtown office, which was opened in August 2004.  Salaries and employee benefits increased by $205 thousand (5.3%), mainly due to an increase in $231 thousand (8.4%) in salary expenses, which was partially offset by a decline in personnel benefits expenses.  This increase in salary expenses was mainly due to changes in staffing to open the new Santa Fe Downtown office.

                Income Taxes.  In the first quarter of 2005, income tax expense was virtually unchanged, decreasing $17 thousand (1.2%) from the first quarter of 2004 for a total of $1.4 million in both years.  The effective tax rate increased slightly to 37.6% in the first quarter of 2005, compared to 37.1% in the first quarter of 2004.  A lower balance of tax-exempt municipal securities accounted for this slight increase.

Financial Condition-Balance Sheet Analysis

                General.  Total assets at March 31, 2005 remained at $1.1 billion, following an increase of $62.5 million (5.8%) from December 31, 2004.  During the same period, total liabilities increased $63.6 million (6.3%) to a total of $1.1 billion on March 31, 2005 from $1.0 billion on December 31, 2004.  The increase in total liabilities was primarily due to an increase in deposits of $81.5 million (9.3%), which was partially offset by a decrease in short-and long-term borrowings of $16.3 million (17.3%).   Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) decreased $1.1 million (1.6%) to $71.8 million on March 31, 2005 compared to $73.0 million on December 31, 2004.  This was primarily due to a large purchase of treasury stock in the first quarter of 2005 of $4.0 million, which was largely offset by an increase in retained earnings from current year operations of $2.4 million.

                Investment Securities.  The primary purposes of the investment portfolio are to provide a source of earnings, for liquidity management, to provide collateral to pledge against public deposits and to control interest rate risk.  In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see  “Liquidity and Sources of Capital” under Item 2 and “Asset Liability Management” under Item 3 below.

                The following tables set forth the amortized cost and fair value of securities by accounting classification category and by type of security as indicated:

	At March 31, 2005		At December 31, 2004		At March 31, 2004
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$40,088	$39,616	$42,218	$41,907	$47,956	$48,187
States and political subdivisions	2,198	2,165	2,210	2,191	—	—
Equity securities	1	5	1	7	1	7
Total securities available for sale	$42,287	$41,786	$44,429	$44,105	$47,957	$48,194
Securities Held to Maturity:
U.S. Government agencies	$37,324	$37,305	$46,547	$46,705	$53,072	$54,438
States and political subdivisions	15,053	15,079	15,111	15,178	20,442	20,638
Total securities held to maturity	$52,377	$52,384	$61,658	$61,883	$73,514	$75,076
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,639	$6,639	$6,798	$6,798	$6,305	$6,305
Investment in unconsolidated trusts	682	682	682	682	496	496
Total other securities	$7,321	$7,321	$7,480	$7,480	$6,801	$6,801

                Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At March 31, 2005		At December 31, 2004		At March 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$93,549	9.99%	$92,736	10.35%	$75,548	9.80%
Commercial real estate	365,805	39.09	346,454	38.65	294,266	38.18
Residential real estate	288,515	30.82	282,380	31.50	232,995	30.22
Construction real estate	136,375	14.57	121,769	13.59	118,679	15.39
Installment and other	51,770	5.53	52,984	5.91	49,416	6.41
Total loans	936,014	100.00	896,323	100.00	770,904	100.00
Unearned income	(2,287)		(2,002)		(1,701)
Gross loans	933,727		894,321		769,203
Allowance for loan losses	(8,689)		(8,367)		(7,734)
Net loans	$925,038		$885,954		$761,469

                Net loans increased $163.6 million (21.5%) to $925.0 million at March 31, 2005 from $761.5 million at March 31, 2004.  The increase was due primarily to growth in the Company’s commercial, commercial real estate and residential real estate loan portfolios.  This growth as been due to a combination of a strengthening local economy, more activity generated from our newest Santa Fe office and increased marketing of our loan products.

                We project continued growth in our loan portfolio due to a strengthened local economy, a stabilized Laboratory budget of over $2 billion and anticipated increases in interest rates.  We anticipate the volume of commercial real estate and construction loans to increase as the industry strengthens and the New Mexico economy continues to improve by attracting new business to the state.  Commercial real estate is strengthened due to vacancy rates returning to their historical averages and demand picking up due to new business looking to expand within the state.  The housing market for homes below $500 thousand remains strong and we project that market to remain constant.  We expect residential real estate for property worth greater than $1.5 million to be as soft as we have experienced during the last several years.

                Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2005	At December 31, 2004	At March 31, 2004
	(Dollars in thousands)
Non-accruing loans	$5,580	$5,714	$3,275
Loans 90 days or more past due, still accruing interest	4	8	11
Total non-performing loans	5,584	5,722	3,286
Other real estate owned	3,523	6,438	6,843
Other repossessed assets	19	64	26
Total non-performing assets	$9,126	$12,224	$10,155
Total non-performing loans to total loans	0.60%	0.64%	0.43%
Allowance for loan losses to non-performing loans	155.61%	146.23%	235.36%
Total non-performing assets to total assets	0.80%	1.13%	1.01%

                At March 31, 2005, total non-performing assets decreased $1.0 million (10.1%) to $9.1 million from $10.2 million at March 31, 2004 due to decreases in other real estate owned of $3.3 million, which was partially offset by increases in non-performing loans of $2.3 million.  The decreases in other real estate owned was primarily due to the sale of two large residential construction loans in other real estate owned totaling $3.0 million.  Non-performing loans increased primarily due to a $2.4 million commercial real estate loan that was placed on non-accrual status in 2004.

                At March 31, 2005, total non-performing assets decreased $3.1 million (25.3%) to $9.1 million from $12.2 million at December 31, 2004, primarily due to decreases in other real estate owned of $2.9 million. The decreases in other real estate owned was primarily due to the sale of two large residential construction loan in other real estate owned totaling $3.0 million.

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

                The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$8,367	$7,368
Provision for loan losses	525	600
Charge-offs	(238)	(238)
Recoveries	35	4
Net charge-offs	(203)	(234)
Balance at end of period	$8,689	$7,734
Gross loans at end of period	$933,727	$769,203
Ratio of allowance to total loans	0.93%	1.01%
Ratio of net charge-offs to average loans(1)	0.09%	0.13%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

                Net charge-offs for the three months ended March 31, 2005 totaled $203 thousand, a decrease of $31 thousand (13.2%) from $234 thousand from the three months ended March 31, 2004.  The majority of the charge-offs were residential real estate and personal loans.  The provision for loan losses decreased for the three months ended March 31, 2005 from 2004, due to management’s analysis of current non-performing loans and other factors.

                The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2005		At December 31, 2004		At March 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,398	9.99%	$3,502	10.35%	$1,968	9.80%
Commercial and residential real estate	2,508	69.91	2,511	70.15	3,432	68.40
Construction real estate	995	14.57	981	13.59	1,338	15.39
Installment and other	754	5.53	1,369	5.91	949	6.41
Unallocated	34	N/A	4	N/A	47	N/A
Total	$8,689	100.00%	$8,367	100.00%	$7,734	100.00%

N/A—not applicable

                The portion of the allocation that was based upon historical loss experience decreased by $162 thousand (6.4%) in 2005, from $2.5 million on March 31, 2004 to $2.4 million on March 31, 2005.  This was largely due to a decrease in the allocation for commercial loans which decreased by $755 thousand, which was partially offset by an increase in the allocation for installment and other loans of $290 thousand.  Concentration allocation increased from $4.8 million on March 31, 2004 to $5.6 million on March 31, 2005.  This was due to an increase in the allocation for commercial loans of $1.3 million, which was partially offset by a lower allocation in real estate loans (a decline of $756 thousand).  The allocation for specifically identified loans increased from $345 thousand on March 31, 2004 to $664 thousand on March 31, 2005.  A $420 thousand commercial loan accounted for this increase, which was partially offset by decreases in other categories.

Total net charge-offs were substantially less in 2004 than in the previous two years, and this trend has continued in the first quarter of 2005. This was primarily due to a decrease in commercial charge-offs in 2004 and the first quarter of 2005.  Management projects losses to remain in this average barring any anomalies.

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

                The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At March 31, 2005	At December 31, 2004	At March 31, 2004
	(Dollars in thousands)
Loans classified as:
Substandard	$12,431	$15,810	$12,170
Doubtful	546	201	95
Total adversely classified loans	12,977	16,011	12,265
Other real estate owned	3,523	6,438	6,843
Other repossessed assets	19	64	26
Total adversely classified assets	$16,519	$22,513	$19,134
Special mention loans	$23,713	$22,834	$13,577

                Total adversely classified assets decreased $2.6 million (13.6%) from March 31, 2004 to March 31, 2005.  The main reason for the decrease was a decrease of $3.3 million in other real estate owned.  Special mention loans increased $10.1 million (74.7%) between March 31, 2004 and March 31, 2005, primarily due to two commercial loan relationships totaling $8.7 million and one commercial real estate development loan relationship for $1.6 million being placed on the watch list.

                Deposits.  Total deposits increased $81.5 million (9.3%) during the first quarter of 2005.  This was partially due to a large increase in public funds of $30.9 million due expanded relationships with certain public entities.  The remainder of the increase was due to a variety of factors, including activity in the new office in Santa Fe and more competitive deposit rates combined with a strong marketing program of these rates.

                Sources of Funds

                                                Liquidity and Sources of Capital

                The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by (used in) operating activities was $5.0 million and $(2.5) million for the three months ended March 31, 2005 and 2004, respectively.  Net cash provided by operating activities increased $7.5 million in the first three months of 2005 compared to the first three months of 2004 largely due to an increase in the sale of loans held for sale, net of originations, by $6.9 million over the first three months of 2004.  Net cash (used in) provided by investing activities was $(26.0) million and $15.3 million for the three months ended March 31, 2005 and 2004, respectively.  The $41.3 million decrease in cash provided by investing activities was largely due to a drop in the sale of investment securities of $28.4, as well as the decrease of cash provided by maturities and paydowns of securities of $8.2 million.  Net cash provided by (used in) financing activities was $58.7 million and $(2.2) million for the three months ended March 31, 2005 and 2004, respectively.  The $60.9 million increase in cash provided by financing activities was mainly due to an increase in new deposit growth of $75.0 million from the first three months of 2005 compared to the first three months of 2004, which was partially offset by a decrease in cash provided by borrowings (net of repayments) of $10.1 million.

                The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Company has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  The Company has borrowed, and management believes that the Company could again borrow, up to $84.0 million for a short time from these banks on a collective basis.  Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) and has the ability to borrow from the FHLB.  The Company may also have up to 25% of its Tier 1 capital in the form of trust preferred securities.  As of March 31, 2005, the Company could borrow an additional $2.0 million in trust preferred securities.  As a contingency plan for significant funding needs, the Asset/Liability committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

                At March 31, 2005, the Company’s total risk-based capital ratio was 11.04%, the Tier 1 capital to risk-weighted assets ratio was 10.11%, and the Tier 1 capital to average assets ratio was 8.53%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2005 and December 31, 2004.  At December 31, 2004, the Company’s total risk-based capital ratio was 11.59%, the Tier 1 capital to risk-weighted assets ratio was 10.65%, and the Tier 1 capital to average assets ratio was 8.87%.

                At March 31, 2005 and December 31, 2004, the Company’s book value per common share was $10.88 and $10.84, respectively.

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

                The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2005 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to thirteen months.

	Time to Maturity or Repricing
As of March 31, 2005:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$429,905	$417,676	$60,156	$25,990	$933,727
Loans held for sale	8,319	—	—	—	8,319
Investment securities	17,447	39,991	36,114	7,932	101,484
Securities purchased under agreements to resell	301	—	—	—	301
Interest bearing deposits with banks	23,208	—	—	—	23,208
Investment in unconsolidated trusts	186	—	—	310	496
Total interest earning assets	$479,366	$457,667	$96,270	$34,232	$1,067,535
Interest Bearing Liabilities:
NOW and money market deposit accounts	$131,091	$105,683	—	—	$236,774
Savings deposits	97,695	160,131	7,276	—	265,102
Time deposits	92,021	213,987	72,641	8,635	387,284
Short- and long-term borrowings	1,915	5,865	15,038	55,293	78,111
Borrowings made by ESOP to outside parties	1,214	—	—	—	1,214
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	16,496	22,682
Total interest bearing liabilities	$330,122	$485,666	$94,955	$80,424	$991,167
Rate sensitive assets (RSA)	$479,366	$937,033	$1,033,303	$1,067,535	$1,067,535
Rate sensitive liabilities (RSL)	330,122	815,788	910,743	991,167	991,167
Cumulative GAP (GAP=RSA-RSL)	149,244	121,245	122,560	76,368	76,368
RSA/Total assets	41.94%	81.99%	90.41%	93.41%	93.41%
RSL/Total assets	28.88%	71.38%	79.69%	86.72%	86.72%
GAP/Total assets	13.06%	10.61%	10.72%	6.69%	6.69%
GAP/RSA	31.13%	12.94%	11.86%	7.15%	7.15%

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

                Based on simulation modeling at March 31, 2005 and December 31, 2004, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At March 31, 2005		At December 31, 2004
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(4,948)	(12.06)%	$(5,183)	(13.25)%
+ 1.00	(2,310)	(5.63)	(2,030)	(5.19)
(1.00)	1,005	2.45	595	1.52
(2.00)	(1,937)	(4.72)	78	0.20

                Our simulations used assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2005.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the  effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.   There have been no changes in the Company’s disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s disclosure controls or internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

                Neither Trinity, the Bank or Title Guaranty are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                On February 17, 2005, the Company repurchased 153,846 shares of stock at $26.00 per share for a total of $4.0 million.  These shares were placed in treasury.

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

TRINITY CAPITAL CORPORATION

Date: May 6, 2005	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 6, 2005	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer