Form 10-Q
period 2005-06-30
TRINITY CAPITAL CORP
filed 2005-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,630,378 shares of common stock, no par value, outstanding as of July 15, 2005.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$30,839	$23,678
Interest bearing deposits with banks	6,127	96
Federal funds sold and securities purchased under resell agreements	577	40
Cash and cash equivalents	37,543	23,814
Investment securities available for sale	39,450	44,105
Investment securities held to maturity, at amortized cost (fair value of $43,080 at June 30, 2005 and $61,883 at December 31, 2004)	43,098	61,658
Other investments	7,923	7,480
Loans (net of allowance for loan losses of $9,364 at June 30, 2005 and $8,367 at December 31, 2004)	986,256	885,954
Loans held for sale	11,635	8,634
Premises and equipment, net	24,988	25,450
Accrued interest receivable	6,360	5,941
Mortgage servicing rights, net	8,162	8,371
Other real estate owned	2,654	6,438
Other assets	3,671	2,548
Total assets	$1,171,740	$1,080,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$75,290	$63,070
Interest bearing	895,512	817,511
Total deposits	970,802	880,581
Short-term borrowings	—	34,400
Long-term borrowings	86,196	60,006
Junior subordinated debt owed to unconsolidated trusts	32,992	22,682
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,214	1,686
Accrued interest payable	3,184	2,768
Other liabilities	4,645	5,314
Total liabilities	1,099,033	1,007,437
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 631,099 shares and 636,915 shares at June 30, 2005 and December 31, 2004, respectively, at fair value; net of unearned ESOP shares of 73,347 shares and 98,318 shares at June 30, 2005 and December 31, 2004, respectively, at historical cost	16,880	18,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,630,378 and 6,732,748 at June 30, 2005 and December 31, 2004, respectively	6,836	6,836
Additional paid-in capital	945	997
Retained earnings	52,277	47,849
Accumulated other comprehensive loss	(251)	(200)
Total stockholders’ equity before treasury stock	59,807	55,482
Treasury stock, at cost, 153,075 shares and 25,734 shares at June 30, 2005 and December 31, 2004, respectively	(3,980)	(604)
Total stockholders’ equity	55,827	54,878
Total liabilities and stockholders’ equity	$1,171,740	$1,080,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2005 and 2004

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income:
Loans, including fees	$15,475	$11,956	$29,697	$23,894
Investment securities:
Taxable	574	709	1,230	1,682
Nontaxable	179	163	359	321
Federal funds sold	4	—	8	—
Other interest bearing deposits	79	63	99	69
Investment in unconsolidated trusts	15	14	31	27
Total interest income	16,326	12,905	31,424	25,993
Interest expense:
Deposits	4,761	2,962	8,742	5,930
Short-term borrowings	21	28	123	95
Long-term borrowings	826	591	1,403	1,198
Junior subordinated debt owed to unconsolidated trusts	536	472	1,055	911
Total interest expense	6,144	4,053	11,323	8,134
Net interest income	10,182	8,852	20,101	17,859
Provision for loan losses	825	600	1,350	1,200
Net interest income after provision for loan losses	9,357	8,252	18,751	16,659
Other income:
Mortgage loan servicing fees	659	585	1,261	1,159
Loan and other fees	709	682	1,297	1,239
Service charges on deposits	368	339	699	670
Gain on sale of loans	638	983	1,101	1,999
Gain on sale of securities	—	—	—	272
Other operating income	319	261	395	528
	2,693	2,850	4,753	5,867
Other expenses:
Salaries and employee benefits	3,963	3,855	8,021	7,708
Occupancy	794	574	1,593	1,068
Data processing	415	499	905	934
Marketing	406	324	730	550
Amortization and valuation of mortgage servicing rights	934	(1,097)	1,064	(110)
Supplies	191	209	400	381
Loss on sale of other real estate owned	308	41	827	127
Postage	140	103	310	273
Other	1,142	942	2,101	2,048
	8,293	5,450	15,951	12,979
Income before income taxes	3,757	5,652	7,553	9,547
Income taxes	1,316	2,293	2,744	3,738
Net income	$2,441	$3,359	$4,809	$5,809
Basic earnings per common share	$0.37	$0.50	$0.72	$0.86
Diluted earnings per common share	$0.36	$0.49	$0.71	$0.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash Flows From Operating Activities
Net income	$4,809	$5,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,257	1,032
Net amortization of:
Mortgage servicing rights	1,380	1,307
Premiums and discounts on investment securities	535	725
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	9
Provision for loan losses	1,350	1,200
Recovery of mortgage servicing rights	(316)	(1,417)
Loss on disposal of premises and equipment	143	—
Gain on sale of available for sale securities	—	(272)
Federal Home Loan Bank (FHLB) stock dividends received	(90)	(41)
Gain on sale of loans	(1,101)	(1,999)
Loss on disposal of other real estate owned	125	66
Write-down of value of other real estate owned	702	61
(Increase) decrease in other assets	(1,552)	3,038
Decrease in other liabilities	(185)	(974)
Tax benefit recognized for exercise of stock options	(497)	53
Release of Employee Stock Ownership Plan (ESOP) shares	877	768
Net cash provided by operating activities before originations and gross sales of loans	7,447	9,365
Gross sales of loans held for sale	83,638	140,034
Origination of loans held for sale	(86,393)	(140,396)
Net cash provided by operating activities	4,692	9,003
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	4,355	30,885
Proceeds from maturities and paydowns of investment securities, held to maturity	18,244	133
Proceeds from maturities and paydowns of investment securities, other	325	—
Proceeds from sale of investment securities, available for sale	—	28,389
Purchase of investment securities available for sale	—	(2,804)
Purchase of investment securities held to maturity	—	—
Purchase of investment securities other	(678)	—
Proceeds from sale of other real estate owned	3,432	2,551
Loans funded, net of repayments	(102,127)	(44,063)
Purchases of premises and equipment	(1,038)	(6,083)
Proceeds from sale of premises and equipment	100	—
Net cash provided by (used in) investing activities	(77,387)	9,008
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	9,831	29,978
Net (decrease) increase in time deposits	80,390	(17,357)
Proceeds from issuances of borrowings	30,000	108,700
Repayment of borrowings	(38,210)	(116,758)
Repayment of ESOP debt	(472)	(471)
Proceeds from issuance of trust preferred securities	10,310	6,186
Purchase of treasury stock	(4,422)	(117)
Issuance of common stock for stock option plan	1,046	72
Dividend payments	(2,049)	(2,048)
Net cash provided by financing activities	86,424	8,185
Net increase in cash and cash equivalents	13,729	26,196
Cash and cash equivalents:
Beginning of year	23,814	43,111
End of period	$37,543	$69,307

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,907	$8,393
Income taxes	3,247	1,024
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	475	1,124
Dividends declared, not yet paid	2,012	2,049
Change in unrealized gain on investment securities, net of taxes	(51)	(330)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”), and Trinity Capital Trust IV (“Trust IV”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements.  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $2.5 million and $3.0 million for the three month periods ended June 30, 2005 and 2004, respectively, and $4.9 million and $5.5 million for the six month periods ended June 30, 2005 and 2004, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited; in thousands, except share and per share data)
Net income	$2,441	$3,359	$4,809	$5,809
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(174,337)	(29,016)	(136,995)	(29,072)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(73,346)	(99,748)	(75,968)	(102,509)
Weighted average common shares outstanding, net	6,609,117	6,728,036	6,643,837	6,725,219
Basic earnings per common share	$0.37	$0.50	$0.72	$0.86
Weighted average dilutive shares from stock option plan	95,653	106,630	97,257	112,206
Weighted average common shares outstanding including dilutive shares	6,704,770	6,834,666	6,741,094	6,837,425
Diluted earnings per common share	$0.36	$0.49	$0.71	$0.85

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  On June 30, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP (FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”).  This FSP will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  Management believes that this guidance will not have a material impact on the Company

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95.  SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies.  For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date.  The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available.  The cost will be recognized over the requisite service period, often the vesting period.

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant.  The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.  See Note 9 below for the Company’s current application of SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company), instead of the next reporting period that begins after June 15, 2005.  The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted account principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 5.  Short Term Borrowings

The Company had no Federal Home Loan Bank advances with maturities of less than one year as of June 30, 2005.  As of December 31, 2004, the Company had Federal Home Loan Bank advances with maturities of less than one year of $34.4 million.

Note 6.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $86.2 million and $60.0 million as of June 30, 2005 and December 31, 2004, respectively.  As of June 30, 2005, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 7.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2005:

	Trust I	Trust II	Trust III	Trust IV
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004	June 29, 2005
Amount of trust preferred securities issued	$10,000	$6,000	$6,000	$10,000
Rate on trust preferred securities	10.875%	9.95%	6.03% (variable)	6.88%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034	November 23, 2035
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009	August 23, 2010
Common equity securities issued	$310	$186	$186	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	6.03% (variable)	6.88%

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred.  Under the terms of the debentures, under certain circumstances of default or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to add to Tier 1 or Tier 2 capital in order to support its growth.

Trinity owns all of the outstanding common securities of the Trusts.  The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, as revised.  Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  Under FIN 46, a VIE should be consolidated by its primary beneficiary.  The Company implemented FIN 46 during the fourth quarter of 2003.  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are no longer included in the consolidated financial statements of the Company.  The Company’s prior financial statements have been reclassified to de-consolidate the Company’s investment in the Trusts.

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

Issuance costs of $615 thousand related to the first three trust preferred securities issues were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During the three months ended June 30, 2005 and 2004, respectively, $5 thousand and $5 thousand of these issuance costs were amortized.  During the six months ended June 30, 2005 and 2004, respectively, $10 thousand and $9 thousand of these issuance costs were amortized.  Unamortized issuance costs were $529 thousand and $539 thousand at June 30, 2005 and December 31, 2004, respectively.

Dividends accrued and unpaid to securities holders totaled $418 thousand and $425 thousand on June 30, 2005 and 2004, respectively.

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

At June 30, 2005 and December 31, 2004, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2005	December 31, 2004
	(In thousands)
Unfunded commitments under lines of credit	$194,364	$168,794
Commercial and standby letters of credit	35,064	33,319

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $88 thousand and $60 thousand as of June 30, 2005 and December 31, 2004, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos and surrounding communities.  Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by states and political subdivisions involve governmental entities within the State of New Mexico.  The distribution of types of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited; in thousands except per share data)
Net income as reported	$2,441	$3,359	$4,809	$5,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	28	57	57
Pro forma net income	$2,413	$3,331	$4,752	$5,752

Earnings per share:
Basic – as reported	$0.37	$0.50	$0.72	$0.86
Basic – pro forma	$0.37	$0.50	$0.72	$0.86

Diluted – as reported	$0.36	$0.49	$0.71	$0.85
Diluted – pro forma	$0.36	$0.49	$0.70	$0.84

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of June 30, 2005, mortgage loans serviced for others totaled $924.3 million.  The MSRs on these loans totaled $8.2 million as of June 30, 2005.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the initial value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Balance, beginning of period	$8,628	$7,416	$8,371	$7,792
Servicing rights originated and capitalized	468	765	855	1,376
Amortization	(685)	(683)	(1,380)	(1,307)
Valuation allowance due to changes in prepayment assumptions	(249)	1,780	316	1,417
	$8,162	$9,278	$8,162	$9,278

Overview

The Company’s earnings were substantially unchanged from the first quarter of 2005 to the second quarter of 2005. However, the Company’s net income decreased 27.3% from the second quarter of 2004 to the second quarter of 2005.  This decline was mainly due to a decrease in the valuation allowance of mortgage servicing rights due to a decline in interest rates between the two periods.  The Company’s balance sheet growth continued to be strong, with total assets growing 8.5% from December 31, 2004 to June 30, 2005.  The Company also increased its risk-based capital by issuing an additional $10 million in trust preferred securities at the end of the second quarter, enabling us to continue to grow and remain well-capitalized.

Income Statement Analysis

Net Income-General.  Net income for the three months ended June 30, 2005 was $2.4 million, compared to $3.4 million for the same period of 2004.  Diluted earnings per share decreased by $0.13 to $0.36 for the three months ended June 30, 2005 from $0.49 for the same period of 2004.  This represented a decrease in earnings per share of 26.5%.  The decrease in net income was primarily the result of an increase in the valuation allowance of mortgage servicing rights of $2.0 million due to a decline in interest rates between the two periods.  The loss on the sale of other real estate owned increased $267 thousand and the provision for loan losses increased $225 thousand between the two periods.  The gain on sale of loans decreased $345 thousand, due to a decline in loan refinance activity between the two periods.  These items were partially offset by an increase in net interest income of $1.3 million The effect of these items, net of taxes, was a decline of $918 thousand in net income for the three months ended June 30, 2005 compared to the same period in 2004.

Net income for the six months ended June 30, 2005 was $4.8 million, compared to $5.8 million for the same period of 2004.  Diluted earnings per share decreased by $0.14 to $0.72 for the six months ended June 30, 2005 from $0.86 for the same period of 2004.  This represented a decrease in diluted earnings per share of 16.5%.  The decrease in net income was primarily the result of an increase in the valuation allowance of mortgage servicing rights of $1.1 million due to a decline in interest rates between the two periods. In addition, the gain on sale of loans decreased $898 thousand and the loss on the sale of other real estate owned increased $700 thousand between the two periods.  Due in a large part to the opening of the new office in Santa Fe in August 2004, occupancy expenses increased $525 thousand and salaries and employee benefits increased $313 thousand from the first six months of 2004 to the first six months of 2005.  These items were partially offset by an increase in net interest income of $2.2 million between the two periods.  The effect of these items, net of taxes, was a decline in net income of $1.0 million for the first six months of 2005 compared to the same period in 2004.

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$971,070	$15,475	6.39%	$787,775	$11,956	6.10%
Taxable investment securities	78,294	574	2.94	100,984	709	2.82
Investment securities exempt from federal income taxes(3)	17,220	265	6.17	21,397	264	4.96
Federal funds sold and securities purchased under resell agreements	1,150	4	1.40	40	—	1.02
Other interest bearing deposits	10,779	79	2.94	26,919	63	0.94
Investment in unconsolidated trust subsidiaries	689	15	8.73	600	14	9.38
Total interest earning assets	1,079,202	16,412	6.10	937,715	13,006	5.58
Non-interest earning assets	63,816			69,243
Total assets	$1,143,018			$1,006,958

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$82,398	$196	0.95%	$102,611	$261	1.02%
Savings deposit	374,504	1,445	1.55	344,828	803	0.94
Time deposits	404,402	3,120	3.09	327,537	1,898	2.33
Short-term borrowings	2,508	21	3.36	5,342	28	2.11
Long-term borrowings	84,466	826	3.92	64,428	591	3.69
Junior subordinated debt owed to unconsolidated trusts	22,909	536	9.38	19,963	472	9.51
Total interest bearing liabilities	971,187	6,144	2.54	864,709	4,053	1.89
Demand deposits—non-interest bearing	28,107			46,159
Other non-interest bearing liabilities	70,483			27,535
Stockholders’ equity, including stock owned by ESOP	73,241			68,555
Total liabilities and stockholders equity	$1,143,018			$1,006,958

Net interest income/interest rate Spread(4)		$10,268	3.56%		$8,953	3.69%

Net interest margin on a fully tax equivalent basis(5)			3.82%			3.84%

Net interest margin(5)			3.78%			3.80%

(1)                                  Includes non-accrual loans of $5.4 million and $3.2 million for the three months ended June 30, 2005 and 2004, respectively.

(2)                                  Interest income includes loan origination fees of $806 thousand and $801 thousand for the three months ended June 30, 2005 and 2004, respectively.

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

For the second quarter of 2005, net interest income on a fully tax equivalent basis increased $1.3 million (14.7%) to $10.3 million from $9.0 million for the second quarter of 2004.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $3.4 million (26.2%), which was partially offset by an increase in interest expense of $2.1 million (51.6%).  Interest income increased mainly due to an increase in average earning assets of $141.5 million (15.1%), which accounted for a increase in interest income on a fully tax equivalent basis of $2.6 million.  There was also an increase in rate on earning assets of 52 basis points, which accounted for an increase of $783 thousand in interest income on a fully tax equivalent basis.  Interest expense increased mainly due to an increase in the cost of interest-bearing liabilities of 65 basis points, which accounted for $1.3 million of the increase.  In addition, total interest-bearing liabilities increased $103.5 million (12.0%), accounting for $774 thousand of the increase in interest expense.  The net interest margin expressed on a fully tax equivalent basis decreased 2 basis points to 3.82% for 2005 from 3.84% for 2004.

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$946,393	$29,697	6.33%	$775,408	$23,894	6.20%
Taxable investment securities	83,870	1,230	2.96	119,161	1,682	2.84
Investment securities exempt from federal income taxes(3)	17,254	546	6.38	20,915	507	4.87
Federal funds sold	931	8	1.73	40	—	0.78
Other interest bearing deposits	7,218	99	2.77	14,763	69	0.94
Investment in unconsolidated trust subsidiaries	685	31	9.13	548	27	9.91
Total interest earning assets	1,056,351	31,611	6.03	930,835	26,179	5.66
Non-interest earning assets	66,744			73,952
Total assets	$1,123,095			$1,004,787

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$103,341	$522	1.02%	$154,248	$655	0.85%
Savings deposit	374,384	2,490	1.34	286,180	1,351	0.95
Time deposits	391,376	5,730	2.95	331,039	3,924	2.38
Short-term borrowings	9,251	123	2.68	11,590	95	1.65
Long-term borrowings	73,751	1,403	3.84	65,387	1,198	3.68
Junior subordinated debt owed to unconsolidated trusts	22,796	1,055	9.33	18,229	911	10.05
Total interest bearing liabilities	974,899	11,323	2.34	866,673	8,134	1.89
Demand deposits—non-interest bearing	36,981			52,070
Other non-interest bearing liabilities	38,404			17,707
Stockholders’ equity, including stock owned by ESOP	72,811			68,337
Total liabilities and stockholders equity	$1,123,095			$1,004,787

Net interest income/interest rate Spread(4)		$20,288	3.69%		$18,045	3.77%

Net interest margin on a fully tax equivalent basis(5)			3.87%			3.90%

Net interest margin(5)			3.84%			3.86%

(1)                                  Includes non-accrual loans of $5.4 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively.

(2)                                  Interest income includes loan origination fees of $1.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

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

For the six months ended June 30, 2005, net interest income on a fully tax equivalent basis increased $2.2 million (12.4%) to $20.3 million from $18.1 million for the six months ended June 30, 2004.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $5.4 million (20.7%), which was partially offset by an increase in interest expense of $3.2 million (39.2%).  The increase in interest income on a fully tax equivalent basis was mainly due to an increase in total interest earning assets of $125.5 million (13.5%), which accounted for $4.7 million of the increase.  The yield on interest earning assets also increased 37 basis points, which increased interest income on a fully tax equivalent basis by $725 thousand.  The increase in interest expense was due to an increase in the yield on interest bearing liabilities of 45 basis points, which accounted for an increase in interest expense of $1.8 million. In addition, average interest-bearing liabilities increased a total of $108.2 million (12.5%), which increased interest expense by $1.4 million.  The net interest margin expressed on a fully tax equivalent basis decreased 3 basis points to 3.87% for 2005 from 3.90% for 2004.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 Compared to 2004			2005 Compared to 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$2,898	$621	$3,519	$5,358	$445	$5,803
Taxable investment securities	(167)	32	(135)	(517)	65	(452)
Investment securities exempt from federal income taxes(1)	(57)	58	1	(99)	138	39
Federal funds sold	4	—	4	8	—	8
Other interest bearing deposits	(56)	72	16	(49)	79	30
Investment in unconsolidated trust subsidiaries	1	—	1	6	(2)	4
Total increase (decrease) in interest income	2,623	783	3,406	4,707	725	5,432
Interest Bearing Liabilities:
NOW and money market deposit accounts	(49)	(16)	(65)	(242)	109	(133)
Savings deposits	74	568	642	489	650	1,139
Time deposits	506	716	1,222	788	1,018	1,806
Short-term borrowings	(19)	12	(7)	(22)	50	28
Long-term borrowings	193	42	235	158	47	205
Junior subordinated debt owed to unconsolidated trusts	69	(5)	64	215	(71)	144
Total increase (decrease) in interest expense	774	1,317	2,091	1,386	1,803	3,189
Increase (decrease) in net interest income	$1,849	$(534)	$1,315	$3,321	$(1,078)	$2,243

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended June 30, 2005 and 2004, and between the six months ended June 30, 2005 and 2004, were as follows:

	Three Months Ended June 30,		Net	Six Months Ended June 30,		Net
	2005	2004	difference	2005	2004	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$659	$585	$74	$1,261	$1,159	$102
Loan and other fees	709	682	27	1,297	1,239	58
Service charges on deposits	368	339	29	699	670	29
Gain on sale of loans	638	983	(345)	1,101	1,999	(898)
Gain on sale of securities	—	—	—	—	272	(272)
Other operating income	319	261	58	395	528	(133)
	$2,693	$2,850	$(157)	$4,753	$5,867	$(1,114)

In the second quarter of 2005, other income decreased by $157 thousand (5.5%) to $2.7 million from $2.9 million in the second quarter of 2004.  Gain on sale of loans decreased $345 thousand (35.1%) due to a continued drop in mortgage loan refinancing activity.  Mortgage refinancing activity may continue to diminish during the remainder of 2005 as many mortgage holders have already taken advantage of the low interest rates favorable for refinancing.  Mortgage loan servicing fees increased $74 thousand (12.6%) due to the growth in average mortgage loans serviced by $27.2 million.

In the first six months of 2005, other income decreased by $1.1 million (19.0%) to $4.8 million from $5.9 million in the first six months of 2004.  Gain on sale of loans decreased $898 thousand (44.9%) due to a continued drop in mortgage loan refinancing activity.  Gain on sale of securities dropped $272 thousand (100.0%) due to the lack of security sales in 2005.

Other Expenses.  Changes in other expenses between the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Net	June 30,		Net
	2005	2004	difference	2005	2004	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$3,963	$3,855	$108	$8,021	$7,708	$313
Occupancy	794	574	220	1,593	1,068	525
Data processing	415	499	(84)	905	934	(29)
Marketing	406	324	82	730	550	180
Amortization and valuation of mortgage servicing rights	934	(1,097)	2,031	1,064	(110)	1,174
Supplies	191	209	(18)	400	381	19
Loss on sale of other real estate owned	308	41	267	827	127	700
Postage	140	103	37	310	273	37
Other	1,142	942	200	2,101	2,048	53
	$8,293	$5,450	$2,843	$15,951	$12,979	$2,972

For the second quarter of 2005, other expenses increased $2.8 million (52.2%) to $8.3 million from $5.5 million in the second quarter of 2004.  This increase was primarily due to an increase in the mortgage servicing rights impairment and amortization of $2.0 million (185.1%), due to a decrease in the valuation of mortgage servicing rights that resulted from a lower interest rate environment.  The loss on the sale of other real estate owned increased $267 thousand as well, due to the writedown of the value of certain properties.

For the six months ended June 30, 2005, other expenses increased $3.0 million (22.9%) to $16.0 million from $13.0 million in the first six months of 2004.  This increase was primarily due to an increase in the mortgage servicing rights impairment and amortization of $1.2 million (1067.3%), due to a lower interest rate environment.  The loss on the sale of other real estate owned increased $700 thousand between the two periods, due to the writedown of the values of certain properties.  Occupancy expense increased by $525 thousand (49.2%) mainly due to expenses associated with the new Santa Fe office.  The opening of this office also resulted in the increase of salaries and employee benefits of $313 thousand (4.1%).

Income Taxes.  In the second quarter of 2005, income tax expense decreased $977 thousand (42.6%) over the second quarter of 2004 to a total of $1.3 million compared to $2.3 million.  The effective tax rate decreased to 35.0% in the second quarter of 2005, compared to 40.6% in the second quarter of 2004.  This decrease was mainly attributable to the tax benefit from the exercise of stock options.

In the six months ended June 30, 2005, income tax expense decreased $994 thousand (26.6%) over the six months ended June 30, 2004 to a total of $2.7 million compared to $3.7 million.  The effective tax rate decreased to 36.3% in the first six months of 2005, compared to 39.2% in the first six months of 2004.  This decrease was mainly attributable to the tax benefit from the exercise of stock options.

Balance Sheet—General.  Total assets at June 30, 2005 were at $1.2 billion, an increase of $91.3 million (8.5%) from December 31, 2004.  Net loans increased $100.3 million (11.3%) during 2005, which was partially offset by a decline in investments of $22.8 million (20.1%).  During the same period, total liabilities increased $91.6 million (9.1%) to a total of $1.1 billion on June 30, 2005, from $1.0 billion on December 31, 2004.  The increase in total liabilities was primarily due to an increase in total deposits of $90.2 million (10.2%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) decreased $249 thousand (0.3%) to $72.7 million on June 30, 2005 compared to $73.0 million on December 31, 2004.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At June 30, 2005		At December 31, 2004		At June 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$37,668	$37,283	$42,218	$41,907	$36,797	$36,497
States and political subdivisions	2,186	2,161	2,210	2,191	1,132	1,113
Equity securities	1	6	1	7	1	7
Total securities available for sale	$39,855	$39,450	$44,429	$44,105	$37,930	$37,617

Securities Held to Maturity:
U.S. Government agencies	$28,184	$28,149	$46,547	$46,705	$52,897	$53,395
States and political subdivisions	14,914	14,931	15,111	15,178	20,333	20,410
Total securities held to maturity	$43,098	$43,080	$61,658	$61,883	$73,230	$73,805

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,931	$6,931	$6,798	$6,798	$6,075	$6,075
Investment in unconsolidated trusts	992	992	682	682	682	682
Total other securities	$7,923	$7,923	$7,480	$7,480	$6,757	$6,757

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At June 30, 2005		At December 31, 2004		At June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$95,997	9.62%	$92,736	10.35%	$77,473	9.87%
Commercial real estate	397,635	39.84	346,454	38.65	307,608	39.18
Residential real estate	302,169	30.28	282,380	31.50	235,596	30.01
Construction real estate	147,694	14.80	121,769	13.59	114,317	14.56
Installment and other	54,543	5.46	52,984	5.91	50,052	6.38
Total loans	998,038	100.00	896,323	100.00	785,046	100.00
Unearned income	(2,418)		(2,002)		(1,863)
Gross loans	995,620		894,321		783,183
Allowance for loan losses	(9,364)		(8,367)		(8,289)
Net loans	$986,256		$885,954		$774,894

Total loans increased $213.0 million (27.1%) to $998.0 million at June 30, 2005 from $785.0 million at June 30, 2004. The increase was due primarily to growth in the Company’s commercial, commercial real estate and residential real estate loan portfolios as the percentage levels of the categories of loans within the portfolio remained relatively constant.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2005	At December 31, 2004	At June 30, 2004
	(Dollars in Thousands)
Non-accruing loans	$12,347	$5,714	$3,448
Loans 90 days or more past due, still accruing interest	—	8	160
Total non-performing loans	$12,347	$5,722	$3,608
Other real estate owned	2,654	6,438	5,829
Other repossessed assets	24	64	39
Total non-performing assets	$15,025	$12,224	$9,476

Total non-performing loans to total loans	1.24%	0.64%	0.46%
Allowance for loan losses to non-performing loans	75.84%	146.23%	229.74%
Total non-performing assets to total assets	1.28%	1.13%	0.93%

At June 30, 2005, total non-performing assets increased $5.5 million (58.6%) to $15.0 million from $9.5 million at June 30, 2004 due to increases in non-accruing loans of $8.9 million (258.1%), which was partially offset by a decrease in other real estate owned of $3.2 million (54.5%).  The increase in non-accrual loans was due mainly to $7.4 million in commercial loans to one borrower being placed on non-accrual status in June 2005.  This loan is secured by $6.5 million in construction equipment and accounts receivable.  Management has allocated $916 thousand of the allowance for loan losses for these loans in the event that the customer will not be able to repay.  The decrease in other real estate owned was primarily due to the sale of $3.4 million in residential real estate and residential construction property in 2005.

At June 30, 2005, total non-performing assets increased $2.8 million (22.9%) to $15.0 million from $12.2 million at December 31, 2004 primarily due to increases in non-accruing loans of $6.6 million, which was partially offset by a decrease in other real estate owned of $3.8 million.  The increase in non-accrual loans was due mainly to $7.4 million in commercial loans to one borrower being placed on non-accrual status in June 2005.  This loan is secured by $6.5 million in construction equipment and accounts receivable.  Management has allocated $916 thousand of the allowance for loan losses for these loans in the event that the customer will not be able to repay.  The decrease in other real estate owned was primarily due to the sale of $3.4 million in residential real estate and residential construction property in 2005.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$8,689	$7,734	$8,367	$7,368
Provision for loan losses	825	600	1,350	1,200
Total charge-offs	(191)	(57)	(430)	(295)
Total recoveries	41	12	77	16
Net charge-offs	(150)	(45)	(353)	(279)
Balance at end of period	$9,364	$8,289	$9,364	$8,289

Gross loans at end of period	$995,620	$783,183	$995,620	$783,183
Ratio of allowance to total loans	0.94%	1.06%	0.94%	1.06%
Ratio of net charge-offs to average loans (1)	0.06%	0.02%	0.08%	0.07%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2005 totaled $150 thousand, an increase of $105 thousand (233.3%) from $45 thousand from the three months ended June 30, 2004.  The majority of the charge-offs were commercial loans.  The provision for loan losses increased by $225 thousand (37.5%) for the three months ended June 30, 2005, due to management’s analysis of current non-performing loans.

Net charge-offs for the six months ended June 30, 2005 totaled $353 thousand, an increase of $74 thousand (26.5%) from $279 thousand from the six months ended June 30, 2004.  The majority of the charge-offs were commercial and installment.  The provision for loan losses increased by $150 thousand (12.5%) for the six months ended June 30, 2005, due to management’s analysis of current non-performing loans.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2005		At December 31, 2004		At June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,624	9.62%	$3,502	10.35%	$2,143	9.87%
Commercial and residential real estate	3,996	70.12	2,511	70.15	2,861	69.19
Construction real estate	1,909	14.80	981	13.59	1,493	14.56
Installment and other	810	5.46	1,369	5.91	1,761	6.38
Unallocated	25	N/A	4	N/A	31	N/A
Total	$9,364	100.00%	$8,367	100.00%	$8,289	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience decreased by $803 thousand (21.6%) in 2005, from $3.7 million on December 31, 2004 to $2.9 million on June 30, 2005.  This was largely due to a decrease in the allocation for commercial loans which decreased by $1.6 million, which was partially offset by an increase in the allocation for commercial real estate of $887 thousand.  These changes were due to a change in the losses we actually experienced during the six months ended June 30, 2005.  Historical loss allocation was relatively unchanged from June 30, 2004 to June 30, 2005, increasing $85 thousand (3.0%).  Concentration allocation increased by $912 thousand (21.7%), from $4.2 million on December 31, 2005 to $5.1 million on June 30, 2005.  This was primarily due to an increase in the allocation for construction loans of $816 thousand.  This change was due to growth in the loan portfolio in this loan category, increasing our concentrations in the specific sectors identified in our analysis.  From June 30, 2004 to June 30, 2005, the concentration allocation increased $287 thousand (6.0%), due to loan growth between these two periods.  From December 31, 2004 to June 30, 2005, the allocation for specifically identified loans increased, from $446 thousand to $1.3 million, an increase of $867 thousand (194.5%).  From June 30, 2004 to June 30, 2005, the allocation for specifically identified loans increased $709 thousand (117.4%).

Management anticipates continued growth in the loan portfolio due to a strong local economy, a stabilized Los Alamos National Laboratory budget of over $2 billion and continued new home construction and expansion in Santa Fe.  The volume of commercial real estate and construction loans is also anticipated to increase as the industry continues to strengthen and the recovery in capital spending boosts production and profits in 2005.  Although record mortgage financing peaked in 2003, the housing market for new construction and resale homes is expected to remain strong, especially in the under $500 thousand market, which should remain constant.  Residential real estate for property worth greater than $1.5 million is expected to be as “soft” as during the last several years.

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

Potential Problem Loans.  The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing other real estate owned, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets.  A separate watch list of loans classified as “Special Mention” is also presented.  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At June 30, 2005	At December 31, 2004	At June 30, 2004
	(Dollars in thousands)
Loans classified as:
Substandard	$22,492	$15,810	$14,237
Doubtful	1,296	201	213
Total adversely classified loans	23,788	16,011	14,450
Other real estate owned	2,654	6,438	5,829
Other repossessed assets	24	64	39
Total adversely classified assets	$26,466	$22,513	$20,318

Special mention loans	$12,195	$22,834	$20,769

Total adversely classified assets increased $6.1 million (30.3%) from June 30, 2004 to June 30, 2005.  The main reason for the increase was an increase of $8.3 million in loans classified as substandard and an increase of $1.1 million in loans classified as doubtful, which was partially offset by a decrease in other real estate owned of $3.2 million.  The increase in loans classified as substandard was due mainly to one large borrowing relationship from the contractor loan pool being downgraded.  The increase in loans classified as doubtful was mainly due to the same relationship downgrade. The decrease in other real estate owned was primarily due to the sale of $3.4 million in residential real estate and residential construction property in 2005.  Special mention loans decreased $8.6 million (41.3%) from June 30, 2004 to June 30, 2005, primarily due to several loans having been upgraded to pass and some loans having been downgraded further to substandard.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $4.7 million and $9.0 million for the six months ended June 30, 2005 and 2004, respectively.  Net cash provided by operating activities decreased $4.3 million in the first six months of 2005 compared to the first six months of 2004 largely due to a decline in the gross sales of loans held for sale by $56.4 million over the first six months of 2004, which was partially offset by the origination of loans held for sale that decreased $54.0 million in the same period.  Net cash (used in) provided by investing activities was $(77.4) million and $9.0 million for the six months ended June 30, 2005 and 2004, respectively.  The $86.4 million decrease in cash provided by investing activities was largely due to the increase in loans funded net of repayments of $58.1 million, and the decrease of $28.4 million in the proceeds from the sale of investment securities.  Net cash provided by financing activities was $86.4 million and $8.2 million for the six months ended June 30, 2005 and 2004, respectively.  The $78.2 million increase in cash provided by financing activities was mainly due to an increase in new deposit growth of $77.6 million in the first six months of 2005 compared to the first six months of 2004.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Company has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  The Company has borrowed, and management believes that the Company could again borrow, up to $94.0 million for a short time from these banks on a collective basis.  Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) and has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2005, the Company’s total risk-based capital ratio was 11.70%, the Tier 1 capital to risk-weighted assets ratio was 9.94%, and the Tier 1 capital to average assets ratio was 8.47%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2005 and December 31, 2004.  At December 31, 2004, the Company’s total risk-based capital ratio was 11.59%, the Tier 1 capital to risk-weighted assets ratio was 10.65%, and the Tier 1 capital to average assets ratio was 8.87%.

At June 30, 2005 and December 31, 2004, the Company’s book value per common share was $10.97 and $10.84, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2005, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2005 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to thirteen months.

	Time to Maturity or Repricing
As of June 30, 2005:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$475,828	$426,746	$64,146	$28,900	$995,620
Loans held for sale	11,645	—	—	—	11,645
Investment securities	20,968	35,270	26,187	7,054	89,479
Securities purchased under agreements to resell	577	—	—	—	577
Interest bearing deposits with banks	6,127	—	—	—	6,127
Investment in unconsolidated trusts	186	—	—	806	992
Total interest earning assets	$515,331	$462,016	$90,333	$36,760	$1,104,440

Interest Bearing Liabilities:
NOW and money market deposit accounts	$104,987	$112,937	—	—	$217,924
Savings deposits	93,848	156,414	7,604	—	257,866
Time deposits	123,704	201,775	75,986	18,257	419,722
Short- and long-term borrowings	1,936	5,925	23,042	55,293	86,196
Borrowings made by ESOP to outside parties	1,214	—	—	—	1,214
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	26,806	32,992
Total interest bearing liabilities	$331,875	$477,051	$106,632	$100,356	$1,015,914

Rate sensitive assets (RSA)	$515,331	$977,347	$1,067,680	$1,104,440	$1,104,440
Rate sensitive liabilities (RSL)	331,875	808,926	915,558	1,015,914	1,015,914
Cumulative GAP (GAP=RSA-RSL)	183,456	168,421	152,122	88,526	88,526
RSA/Total assets	43.98%	83.41%	91.12%	94.26%	94.26%
RSL/Total assets	28.32%	69.04%	78.14%	86.70%	86.70%
GAP/Total assets	15.66%	14.37%	12.98%	7.56%	7.56%
GAP/RSA	35.60%	17.23%	14.25%	8.02%	8.02%

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

Changes in net interest income between the periods below reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Based on simulation modeling at June 30, 2005 and December 31, 2004, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At June 30, 2005		At December 31, 2004
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(3,459)	(7.80)%	$(5,183)	(13.25)%
+ 1.00	(1,299)	(2.93)	(2,030)	(5.19)
(1.00)	(2,333)	(5.26)	595	1.52
(2.00)	(4,989)	(11.25)	78	0.20

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at June 30, 2005.

Item 4.  Controls and Procedures.

                Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Neither Trinity, the Bank nor Title Guaranty are involved in any pending legal proceedings which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 26, 2005, Jerry Kindsfather, Steve W. Wells and Robert P. Worcester were elected to serve as directors of the Company until the 2008 Annual Meeting.  The stockholders approved the adoption of the Trinity Capital Corporation 2005 Stock Incentive Plan and the Trinity Capital Corporation 2005 Deferred Income Plan.  In addition, the stockholders ratified the appointment of Neff & Ricci LLP as the Company’s independent auditors for 2005.

The voting for each matter was as follows:

1.                                       Election of directors:

NOMINEE	FOR	WITHHOLD
Jerry Kindsfather	4,700,356	371,152
Steve W. Wells	5,066,648	20,860
Robert P. Worcester	5,061,274	26,234

2.                                       Adopt the Trinity Capital Corporation 2005 Stock Incentive Plan:

For	Against	Abstain
4,745,307	57,728	284,473

3.                                       Adopt the Trinity Capital Corporation 2005 Deferred Income Plan:

For	Against	Abstain
4,761,511	41,265	284,732

4.                                       Ratify the appointment of Neff & Ricci LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
5,002,599	18,956	65,953

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

99.1         Indenture for Trinity Capital Corporation as issuer of Trust Preferred Securities, dated June 29, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 9, 2005	By:	/s/ WILLIAM C. ENLOE
William C. Enloe President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew Chief Financial Officer