Form 10-Q
period 2005-09-30
TRINITY CAPITAL CORP
filed 2005-11-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,630,378 shares of common stock, no par value, outstanding as of October 27, 2005.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$23,691	$23,678
Interest bearing deposits with banks	62,211	96
Federal funds sold and securities purchased under resell agreements	655	40
Cash and cash equivalents	$86,557	23,814
Investment securities available for sale	40,760	44,105
Investment securities held to maturity, at amortized cost (fair value of $32,846 at September 30, 2005 and $61,883 at December 31, 2004)	32,880	61,658
Other investments	8,008	7,480
Loans (net of allowance for loan losses of $9,850 at September 30, 2005 and $8,367 at December 31, 2004)	995,647	885,954
Loans held for sale	15,666	8,634
Premises and equipment, net	24,700	25,450
Accrued interest receivable	6,282	5,941
Mortgage servicing rights, net	8,921	8,371
Other real estate owned	330	6,438
Other assets	3,115	2,548
Total assets	$1,222,866	$1,080,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$92,392	$63,070
Interest bearing	929,161	817,511
Total deposits	1,021,553	880,581
Short-term borrowings	—	34,400
Long-term borrowings	84,261	60,006
Junior subordinated debt owed to unconsolidated trusts	32,992	22,682
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,214	1,686
Accrued interest payable	3,368	2,768
Other liabilities	3,229	5,314
Total liabilities	1,146,617	1,007,437
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 622,239 shares and 636,915 shares at September 30, 2005 and December 31, 2004, respectively, at fair value; net of unearned ESOP shares of 73,347 and 98,318 shares at September 30, 2005 and December 31, 2004, respectively, at historical cost	16,316	18,078
Commitments and contingencies
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,630,378 and 6,732,748 at September 30, 2005 and December 31, 2004, respectively	6,836	6,836
Additional paid-in capital	1,098	997
Retained earnings	56,215	47,849
Accumulated other comprehensive (loss)	(236)	(200)
Total stockholders’ equity before treasury stock	63,913	55,482
Treasury stock, at cost, 153,075 shares and 25,734 shares at September 30, 2005 and December 31, 2004, respectively	(3,980)	(604)
Total stockholders’ equity	59,933	54,878
Total liabilities and stockholders’ equity	$1,222,866	$1,080,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2005 and 2004

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest income:
Loans, including fees	$16,505	$12,760	$46,202	$36,654
Investment securities:
Taxable	495	761	1,725	2,443
Nontaxable	199	150	558	471
Federal funds sold	1	—	9	—
Other interest bearing deposits	332	55	431	124
Investment in unconsolidated trusts	22	15	53	42
Total interest income	17,554	13,741	48,978	39,734
Interest expense:
Deposits	5,633	3,178	14,375	9,108
Short-term borrowings	—	51	123	146
Long-term borrowings	846	572	2,249	1,770
Junior subordinated debt owed to unconsolidated trusts	714	503	1,769	1,414
Total interest expense	7,193	4,304	18,516	12,438
Net interest income	10,361	9,437	30,462	27,296
Provision for loan losses	750	450	2,100	1,650
Net interest income after provision for loan losses	9,611	8,987	28,362	25,646
Other income:
Mortgage loan servicing fees	681	592	1,942	1,751
Loan and other fees	712	590	2,009	1,829
Service charges on deposits	401	377	1,100	1,047
Gain on sale of loans	665	374	1,766	2,373
Gain on sale of securities	—	—	—	272
Other operating income	414	164	809	692
	2,873	2,097	7,626	7,964
Other expenses:
Salaries and employee benefits	4,038	3,725	12,059	11,433
Occupancy	785	660	2,378	1,728
Data processing	486	508	1,391	1,442
Marketing	403	433	1,133	983
Amortization and valuation of mortgage servicing rights	(162)	1,230	902	1,120
Supplies	159	202	559	583
Loss (gain) on sale of other real estate owned	123	(3)	950	125
Postage	142	143	452	416
Other	931	911	3,032	2,958
	6,905	7,809	22,856	20,788
Income before income taxes	5,579	3,275	13,132	12,822
Income taxes	2,205	1,147	4,949	4,885
Net income	$3,374	$2,128	$8,183	$7,937
Basic earnings per common share	$0.51	$0.32	$1.23	$1.18
Diluted earnings per common share	$0.50	$0.31	$1.22	$1.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash Flows From Operating Activities
Net income	$8,183	$7,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,937	1,627
Net amortization of:
Mortgage servicing rights	2,069	2,016
Premiums and discounts on investment securities	722	1,055
Junior subordinated debt owed to unconsolidated trusts issuance costs	15	15
Provision for loan losses	2,100	1,650
Recovery of mortgage servicing rights	(1,167)	(896)
Loss on disposal of premises and equipment	143	—
Gain on sale of available for sale securities	—	(272)
Federal Home Loan Bank (FHLB) stock dividends received	(146)	(67)
Gain on sale of loans	(1,766)	(2,373)
Loss on disposal of other real estate owned	157	148
Write-down of value of other real estate owned	793	61
(Increase) decrease in other assets	(923)	1,877
Increase (decrease) in other liabilities	312	(518)
Tax benefit recognized for exercise of stock options	272	53
Release of Employee Stock Ownership Plan (ESOP) shares	913	950
Net cash provided by operating activities before originations and gross sales of loans	13,614	13,263
Gross sales of loans held for sale	139,032	178,432
Origination of loans held for sale	(145,750)	(178,989)
Net cash provided by operating activities	6,896	12,706
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	7,075	44,760
Proceeds from maturities and paydowns of investment securities, held to maturity	28,357	5,166
Proceeds from maturities and paydowns of investment servurities, other	325	300
Proceeds from sale of investment securities, available for sale	—	28,388
Purchase of investment securities available for sale	(4,090)	(28,095)
Purchase of investment securities other	(707)	(1,327)
Proceeds from sale of other real estate owned	5,633	2,604
Loans funded, net of repayments	(112,268)	(110,028)
Purchases of premises and equipment	(1,430)	(8,281)
Proceeds from sale of premises and equipment	100	—
Net cash used in investing activities	(77,005)	(66,513)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	36,464	40,815
Net increase (decrease) increase in time deposits	104,508	(8,327)
Proceeds from issuances of borrowings	30,000	481,700
Repayment of borrowings	(40,145)	(456,017)
Repayment of ESOP debt	(472)	(471)
Proceeds from issuance of trust preferred securities	10,310	6,186
Purchase of treasury stock	(4,422)	(117)
Issuance of common stock for stock option plan	666	72
Dividend payments	(4,057)	(4,098)
Net cash provided by financing activities	132,852	59,743
Net increase in cash and cash equivalents	62,743	5,936
Cash and cash equivalents:
Beginning of year	23,814	43,111
End of period	$86,557	$49,047
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,916	$12,741
Income taxes	5,245	2,562
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	475	2,158
Dividends declared, not yet paid	3	—
Change in unrealized gain on investment securities, net of taxes	(36)	(166)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity” or the “Company”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”), and Trinity Capital Trust IV (“Trust IV”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements.  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $3.4 million and $2.3 million for the three month periods ended September 30, 2005 and 2004, respectively, and $8.1 million and $7.8 million for the nine month periods ended September 30, 2005 and 2004, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited; in thousands, except share and per share data)
Net income	$3,374	$2,128	$8,183	$7,937
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(153,075)	(25,734)	(142,414)	(27,951)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(73,348)	(99,748)	(75,085)	(101,582)
Weighted average common shares outstanding, net	6,630,377	6,731,318	6,639,301	6,727,267
Basic earnings per common share	$0.51	$0.32	$1.23	$1.18
Weighted average dilutive shares from stock option plan	59,354	108,718	65,228	111,035
Weighted average common shares outstanding including dilutive shares	6,689,731	6,840,036	6,704,529	6,838,302
Diluted earnings per common share	$0.50	$0.31	$1.22	$1.16

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 5.  Short Term Borrowings

The Company had no Federal Home Loan Bank advances with maturities of less than one year as of September 30, 2005.  As of December 31, 2004, the Company had Federal Home Loan Bank advances with maturities of less than one year of $34.4 million.

Note 6.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $84.3 million and $60.0 million as of September 30, 2005 and December 31, 2004, respectively.  As of September 30, 2005, the advances had fixed interest rates ranging from 3.22% to 6.34%.

Note 7.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2005:

	Trust I	Trust II	Trust III		Trust IV
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004		June 29, 2005
Amount of trust preferred securities issued	$10,000	$6,000	$6,000		$10,000
Rate on trust preferred securities	10.875%	9.95%	6.57% (variable	)	6.88%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034		November 23, 2035
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009		August 23, 2010
Common equity securities issued	$310	$186	$186		$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186		$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	6.57% (variable	)	6.88%

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred.  Under the terms of the debentures, under certain circumstances of default or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to add to Tier 1 or Tier 2 capital in order to support its growth and to purchase treasury stock.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of September 30, 2005, 79% of the trust preferred securities noted in the table above qualified as Tier I capital and 21% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to the first three trust preferred securities issues were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During each of the three month periods ended September 30, 2005 and 2004, $5 thousand of these issuance costs were amortized.  During each of the nine month periods ended September 30, 2005 and 2004, $15 thousand of these issuance costs were amortized.  Unamortized issuance costs were $524 thousand and $539 thousand at September 30, 2005 and December 31, 2004, respectively.  There were no issuance costs associated with the fourth trust preferred security issue.

Dividends accrued and unpaid to securities holders totaled $364 thousand and $282 thousand on September 30, 2005 and 2004, respectively.

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

At September 30, 2005 and December 31, 2004, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2005	December 31, 2004
	(In thousands)
Unfunded commitments under lines of credit	$175,974	$168,794
Commercial and standby letters of credit	37,059	33,319

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At September 30, 2005 and December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $97 thousand and $60 thousand as of September 30, 2005 and December 31, 2004, respectively, and are included in “other liabilities” on the Company’s balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited; in thousands except per share data)
Net income as reported	$3,374	$2,128	$8,183	$7,937
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	57	28	114	85

Pro forma net income	$3,317	$2,100	$8,069	7,852

Earnings per share:
Basic – as reported	$0.51	$0.32	$1.23	$1.18
Basic – pro forma	$0.50	$0.31	$1.22	$1.17

Diluted – as reported	$0.50	$0.31	$1.22	$1.16
Diluted – pro forma	$0.50	$0.31	$1.20	$1.15

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

•                                          The timely development and acceptance in the market of products and services, including products and services offered through alternative delivery channels such as the Internet.

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

•                                          Changes in the management and national policy regarding Los Alamos National Laboratory (the “Laboratory”), including changes in the level of funding.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in these factors.  In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make changes to the allowance based on their evaluation of information available at the time of their examinations.

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, based on loss experience by quality classification in the previous twelve calendar quarters; (2) specific identification, based upon management’s assessment of loans and the probability that a charge off will occur in the upcoming quarter; and (3) loan concentrations, based on current or expected economic factors in the geographic and industry sectors where management believes we may eventually experience some loan losses.  While we believe that our allowance for loan losses was adequate to absorb estimated loan losses as of September 30, 2005, there can be no assurance that future losses will not exceed the estimated amounts or that we will not be required to make additional provisions for losses in the future.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of September 30, 2005, mortgage loans serviced for others totaled $932.7 million.  The MSRs on these loans totaled $8.9 million as of September 30, 2005.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the initial value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis.  The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  There is no certainty on the direction and amount of interest rate changes looking forward, and therefore, there is no certainty on the amount or direction of the change in valuation.

An analysis of changes in mortgage servicing rights follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Balance, beginning of period	$8,162	$9,278	$8,371	$7,792
Servicing rights originated and capitalized	597	397	1,452	1,774
Amortization	(689)	(708)	(2,069)	(2,016)
Valuation allowance due to changes in prepayment assumptions	851	(521)	1,167	896
	$8,921	$8,446	$8,921	$8,446

Overview

The Company’s net income substantially increased from the second quarter of 2005 to the third quarter of 2005.  Net income increased $933 thousand (38.2%) in the third quarter of 2005.  The Company’s net income also increased $1.2 million (58.6%) from the third quarter of 2004 to the third quarter of 2005.  This increase was mainly due to a decrease in the valuation allowance of mortgage servicing rights due to an increase in interest rates between 2004 and 2005.  The Company’s balance sheet growth continued to be strong, with total assets growing $142.5 million (13.2%) from December 31, 2004 to September 30, 2005.

Net income for the nine months ended September 30, 2005  increased by $246 thousand (3.1%) over the same period in 2004.  This increase was primarily due to an increase in net interest income due to strong growth in earning assets, which was partially offset by increases in the provision for loan loss expense and other expenses.

Income Statement Analysis

Net Income-General.  Net income for the three months ended September 30, 2005 was $3.4 million, compared to $2.1 million for the same period of 2004.  Diluted earnings per share increased by $0.19 to $0.50 for the three months ended September 30, 2005 from $0.31 for the same period of 2004.  This represented an increase in diluted earnings per share of 61.3%.  The increase in net income was primarily the result of a decrease in the valuation allowance of mortgage servicing rights of $1.4 million due to an increase in interest rates between the two periods.  Net interest income (not on a fully tax equivalent basis) also increased $924 thousand between the two periods, mainly due to an increase in average earning assets.   The gain on sale of loans increased $291 thousand, due to an increase in the sale of loans between the two periods.  Title insurance premiums increased $241 thousand mainly due to additional business generated from Title Guaranty’s new Santa Fe office.  These items were partially offset by an increase in salaries and employee benefits expense of $313 thousand and an increase in the provision for loan losses expense of $300 thousand.  The effect of these items, net of taxes, was an increase of $1.2 million in net income for the three months ended September 30, 2005 compared to the same period in 2004.

Net income for the nine months ended September 30, 2005 was $8.2 million, compared to $7.9 million for the same period of 2004.  Diluted earnings per share increased by $0.06 to $1.22 for the nine months ended September 30, 2005 from $1.16 for the same period of 2004.  This represented an increase in diluted earnings per share of 5.2%.  The increase in net income was primarily the result of an increase in net interest income (not on a fully tax equivalent basis) of $3.2 million mainly due to an increase in average earning assets.  This item was partially offset by an increase in the loss on sale of other real estate owned of $825 thousand, an increase in occupancy expense of $650 thousand, a decrease in the gain on sale of loans of $607 thousand, an increase in the provision for loan loss expense of $450 thousand and a decrease in the gain on sale of securities of $272 thousand.  The increase in the loss on sale of other real estate owned was mainly due to the disposal of several residential real estate properties acquired in foreclosure.  The gain on sale of loans decreased due to fewer loans being sold in the first nine months of 2005 compared to the same period in 2004.  The increase in occupancy expense was mainly due to the Santa Fe Downtown office being opened for nine months in 2005 compared to just one month in 2004.  The provision for loan losses increased due to an additional large relationship being placed on non-accrual status.  The gain on sale of securities decreased to zero due to no sales of securities in 2005.  The effect of these items, net of taxes, was an increase in net income of $246 thousand for the first nine months of 2005 compared to the same period in 2004.

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

The amount of net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies,  loss (gain) on sale of other real estate owned, postage, telecommunications and other miscellaneous expenses.

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$1,006,309	$16,505	6.51%	$819,202	$12,760	6.20%
Taxable investment securities	67,565	495	2.91	105,049	761	2.88
Investment securities exempt from federal income taxes(3)	20,482	320	6.20	19,936	227	4.53
Federal funds sold and securities purchased under resell agreements	1,132	1	0.35	40	—	1.11
Other interest bearing deposits	36,946	332	3.57	16,115	55	1.36
Investment in unconsolidated trust subsidiaries	992	22	8.80	682	15	8.75
Total interest earning assets	1,133,426	17,675	6.19	961,024	13,818	5.72
Non-interest earning assets	60,897			69,926
Total assets	$1,194,323			$1,030,950
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$81,140	$307	1.50%	$114,304	$312	1.09%
Savings deposit	366,670	1,540	1.67	348,514	923	1.05
Time deposits	432,890	3,786	3.47	324,895	1,943	2.38
Short-term borrowings	—	—	—	10,153	51	2.00
Long-term borrowings	86,164	846	3.90	62,604	572	3.63
Junior subordinated debt owed to unconsolidated trusts	32,992	714	8.59	22,682	503	8.82
Total interest bearing liabilities	999,856	7,193	2.85	883,152	4,304	1.94
Demand deposits—non-interest bearing	32,390			51,771
Other non-interest bearing liabilities	87,044			23,808
Stockholders’ equity, including stock owned by ESOP	75,033			72,219
Total liabilities and stockholders equity	$1,194,323			$1,030,950

Net interest income/interest rate Spread(4)		$10,482	3.34%		$9,514	3.78%

Net interest margin on a fully tax equivalent basis(5)			3.67%			3.94%
Net interest margin(5)			3.63%			3.91%

(1)                                  Includes non-accrual loans of $10.9 million and $3.4 million for the three months ended September 30, 2005 and 2004, respectively.

(2)                                  Interest income includes loan origination fees of $888 thousand and $896 thousand for the three months ended September 30, 2005 and 2004, respectively.

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

For the third quarter of 2005, net interest income on a fully tax equivalent basis increased $968 thousand (10.2%) to $10.5 million from $9.5 million for the third quarter of 2004.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $3.9 million (27.9%), which was partially offset by an increase in interest expense of $2.9 million (67.1%).  Interest income increased mainly due to an increase in average earning assets of $172.4 million (17.9%), which accounted for a increase in interest income on a fully tax equivalent basis of $2.9 million.  There was also an increase in rate on earning assets of 47 basis points, which accounted for an increase of $954 thousand in interest income on a fully tax equivalent basis.  Interest expense increased mainly due to an increase in the cost of interest-bearing liabilities of 91 basis points, which accounted for $1.8 million of the increase.  In addition, total interest-bearing liabilities increased $116.7 million (13.2%), accounting for $1.1 million of the increase in interest expense.  The net interest margin expressed on a fully tax equivalent basis decreased 27 basis points to 3.67% for 2005 from 3.94% for 2004.

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands )
Interest Earning Assets:
Loans(1)(2)	$966,584	$46,202	6.39%	$790,113	$36,654	6.20%
Taxable investment securities	78,375	1,725	2.94	114,422	2,443	2.85
Investment securities exempt from federal income taxes(3)	18,342	866	6.31	20,586	734	4.76
Federal funds sold	998	9	1.21	40	—	0.89
Other interest bearing deposits	17,236	431	3.34	15,217	124	1.09
Investment in unconsolidated trust subsidiaries	789	53	8.98	593	42	9.46
Total interest earning assets	1,082,324	49,286	6.09	940,971	39,997	5.68
Non-interest earning assets	64,775			72,601
Total assets	$1,147,099			$1,013,572
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$95,860	$829	1.16%	$140,836	$966	0.92%
Savings deposit	377,491	4,030	1.43	307,109	2,275	0.99
Time deposits	405,366	9,516	3.14	328,976	5,867	2.38
Short-term borrowings	6,133	123	2.68	11,108	146	1.76
Long-term borrowings	77,934	2,249	3.86	64,453	1,770	3.67
Junior subordinated debt owed to unconsolidated trusts	26,232	1,769	9.02	19,724	1,414	9.58
Total interest bearing liabilities	989,016	18,516	2.50	872,206	12,438	1.90
Demand deposits—non-interest bearing	35,434			51,970
Other non-interest bearing liabilities	49,089			19,755
Stockholders’ equity, including stock owned by ESOP	73,560			69,641
Total liabilities and stockholders equity	$1,147,099			$1,013,572

Net interest income/interest rate Spread(4)		$30,770	3.59%		$27,559	3.77%

Net interest margin on a fully tax equivalent basis(5)			3.80%			3.91%

Net interest margin(5)			3.76%			3.87%

(1)                                  Includes non-accrual loans of $7.3 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)                                  Interest income includes loan origination fees of $2.4 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

For the nine months ended September 30, 2005, net interest income on a fully tax equivalent basis increased $3.2 million (11.7%) to $30.8 million from $27.6 million for the nine months ended September 30, 2004.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $9.3 million (23.2%), which was partially offset by an increase in interest expense of $6.1 million (48.9%).  The increase in interest income on a fully tax equivalent basis was mainly due to an increase in total interest earning assets of $141.4 million (15.0%), which accounted for $7.6 million of the increase.  The yield on interest earning assets also increased 41 basis points, which increased interest income on a fully tax equivalent basis by $1.7 million.  The increase in interest expense was due to an increase in the yield on interest bearing liabilities of 60 basis points, which accounted for an increase in interest expense of $3.5 million. In addition, average interest-bearing liabilities increased a total of $116.8 million (13.4%), which increased interest expense by $2.5 million.  The net interest margin expressed on a fully tax equivalent basis decreased 11 basis points to 3.80% for 2005 from 3.91% for 2004.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 Compared to 2004			2005 Compared to 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$3,038	$707	$3,745	$8,405	$1,143	$9,548
Taxable investment securities	(273)	7	(266)	(791)	73	(718)
Investment securities exempt from federal income taxes(1)	6	87	93	(87)	219	132
Federal funds sold	1	—	1	9	—	9
Other interest bearing deposits	123	154	277	18	289	307
Investment in unconsolidated trust subsidiaries	8	(1)	7	13	(2)	11
Total increase (decrease) in interest income	2,903	954	3,857	7,567	1,722	9,289
Interest Bearing Liabilities:
NOW and money market deposit accounts	$(105)	$100	$(5)	$(353)	$216	$(137)
Savings deposits	50	567	617	600	1,155	1,755
Time deposits	771	1,072	1,843	1,544	2,105	3,649
Short-term borrowings	(51)	—	(51)	(82)	59	(23)
Long-term borrowings	228	46	274	385	94	479
Junior subordinated debt owed to unconsolidated trusts	223	(12)	211	443	(88)	355
Total increase (decrease) in interest expense	1,116	1,773	2,889	2,537	3,541	6,078
Increase (decrease) in net interest income	$1,787	$(819)	$968	$5,030	$(1,819)	$3,211

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended September 30, 2005 and 2004, and between the nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Net	September 30,		Net
	2005	2004	difference	2005	2004	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$681	$592	$89	$1,942	$1,751	$191
Loan and other fees	712	590	122	2,009	1,829	180
Service charges on deposits	401	377	24	1,100	1,047	53
Gain on sale of loans	665	374	291	1,766	2,373	(607)
Gain on sale of securities	—	—	—	—	272	(272)
Other operating income	414	164	250	809	692	117
	$2,873	$2,097	$776	$7,626	$7,964	(338)

In the third quarter of 2005, other income increased by $776 thousand (37.0%) to $2.9 million from $2.1 million in the third quarter of 2004.  Gain on sale of loans increased $291 thousand (77.8%) due to an increase in the sale of loans between September 30, 2004 and September 30, 2005.  Title insurance premiums (included in “other operating income” above) increased $241 thousand mainly due to additional business generated from Title Guaranty’s new Santa Fe office.

In the first nine months of 2005, other income decreased by $338 thousand (4.2%) to $7.6 million from $8.0 million in the first nine months of 2004.  Gain on sale of loans decreased $607 thousand (25.6%) due to fewer loans being sold in the first nine months of 2005 compared to the same period in 2004 (most of the loan sales in 2004 were during the first two quarters of the year, though in the third quarter of 2005 loan sales exceeded the sales in the third quarter of 2004.)  Gain on sale of securities dropped $272 thousand (100.0%) due to the lack of security sales in 2005.  Mortgage loan servicing fees increased $191 thousand (10.9%) in the first nine months of 2005, partially due to an increase in fees from issuing letters of credit.  Loan and other fees increased $180 thousand (9.8%) largely due to an increase in ATM switch fees collected.

Other Expenses.  Changes in other expenses between the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Net	September 30,		Net
	2005	2004	difference	2005	2004	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,038	$3,725	$313	$12,059	$11,433	$626
Occupancy	785	660	125	2,378	1,728	650
Data processing	486	508	(22)	1,391	1,442	(51)
Marketing	403	433	(30)	1,133	983	150
Amortization and valuation of mortgage servicing rights	(162)	1,230	(1,392)	902	1,120	(218)
Supplies	159	202	(43)	559	583	(24)
Loss (gain) on sale of other real estate owned	123	(3)	126	950	125	825
Postage	142	143	(1)	452	416	36
Other	931	911	20	3,032	2,958	74
	$6,905	$7,809	$(904)	$22,856	$20,788	$2,068

For the third quarter of 2005, other expenses decreased $904 thousand (11.6%) to $6.9 million from $7.8 million in the third quarter of 2004.  This decrease was primarily due to a decrease in the mortgage servicing rights impairment and amortization of $1.4 million (113.2%), due to an increase in the valuation of mortgage servicing rights that resulted from a higher interest rate environment.  This was partially offset by an increase in salaries and employee benefits of $313 thousand (8.4%), mainly due to an increase in compensation per employee.

For the nine months ended September 30, 2005, other expenses increased $2.1 million (9.9%) to $22.9 million from $20.8 million in the first nine months of 2004.  This increase was largely due to an increase on the sale of other real estate owned by $825 thousand (660.0%) due to the disposal of several residential real estate properties acquired in foreclosure during the third quarter of 2005.  Occupancy expense increased by $650 thousand (37.6%) mainly due to expenses associated with the new Santa Fe office, which was opened for nine months in 2005 compared to just one month in 2004.  Salaries and employee benefits also increased $626 thousand (5.5%), mainly due to an increase in compensation per employee.

Income Taxes.  In the third quarter of 2005, income tax expense increased $1.1 million (92.2%) over the third quarter of 2004 to a total of $2.2 million compared to $1.1 million.  The effective tax rate increased to 39.5% in the third quarter of 2005, compared to 35% in the third quarter of 2004.

In the nine months ended September 30, 2005, income tax expense was relatively flat from the same period in 2004, increasing $64 thousand (1.3%), remaining at a total of $4.9 million.  The effective tax rate decreased slightly to 37.7% in the first nine months of 2005, compared to 38.1% in the first nine months of 2004.  This decrease was mainly attributable to the tax benefit from the exercise of stock options.

Balance Sheet—General.  Total assets at September 30, 2005 were at $1.2 billion, an increase of $142.5 million (13.2%) from December 31, 2004.  Net loans increased $109.7 million (12.4%) during 2005 and cash and cash equivalents increased by $62.7 million (263.5%).  This was partially offset by a decline in investments of $31.6 million (27.9%).  During the same period, total liabilities increased $139.2 million (13.8%) to a total of $1.1 billion on September 30, 2005, from $1.0 billion on December 31, 2004.  The increase in total liabilities was primarily due to an increase in total deposits of $141.0 million (16.0%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.3 million (4.5%) to $76.2 million on September 30, 2005 compared to $73.0 million on December 31, 2004.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At September 30, 2005		At December 31, 2004		At September 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$35,146	$34,789	$42,218	$41,907	$47,341	$47,290
States and political subdivisions	5,995	5,967	2,210	2,191	2,221	2,216
Equity securities	1	4	1	7	1	6
Total securities available for sale	$41,142	$40,760	$44,429	$44,105	$49,563	$49,512

Securities Held to Maturity:
U.S. Government agencies	$19,760	$19,719	$46,547	$46,705	$52,723	$53,223
States and political subdivisions	13,120	13,127	15,111	15,178	15,297	15,407
Total securities held to maturity	$32,880	$32,846	$61,658	$61,883	$68,020	$68,630

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,016	$7,016	$6,798	$6,798	$6,573	$6,573
Investment in unconsolidated trusts	992	992	682	682	682	682
Total other securities	$8,008	$8,008	$7,480	$7,480	$7,255	$7,255

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At September 30, 2005		At December 31, 2004		At September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$90,837	9.01%	$92,736	10.35%	$85,439	10.05%
Commercial real estate	383,149	38.02	346,454	38.65	335,236	39.45
Residential real estate	314,061	31.17	282,380	31.50	261,535	30.77
Construction real estate	165,195	16.39	121,769	13.59	116,417	13.70
Installment and other	54,471	5.41	52,984	5.91	51,260	6.03
Total loans	1,007,713	100.00	896,323	100.00	849,887	100.00
Unearned income	(2,216)		(2,002)		(1,958)
Gross loans	1,005,497		894,321		847,929
Allowance for loan losses	(9,850)		(8,367)		(8,554)
Net loans	$995,647		$885,954		$839,375

Total loans increased $157.8 million (18.6%) to $1.0 billion at September 30, 2005 from $849.9 million at September 30, 2004. The increase was due primarily to growth in the Company’s residential, construction, and commercial real estate loan portfolios as the percentage levels of the categories of loans within the portfolio remained relatively constant.  The strong loan growth was due to market conditions combined with the additional activity generated from the company’s second Santa Fe office, opened in August 2004.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2005	At December 31, 2004	At September 30, 2004
	(Dollars in Thousands)
Non-accruing loans	$11,587	$5,714	$3,391
Loans 90 days or more past due, still accruing interest	69	8	12
Total non-performing loans	11,656	5,722	3,403
Other real estate owned	330	6,438	6,728
Other repossessed assets	24	64	68
Total non-performing assets	$12,010	$12,224	$10,199

Total non-performing loans to total loans	1.16%	0.64%	0.40%
Allowance for loan losses to non-performing loans	84.5%	146.23%	251.40%
Total non-performing assets to total assets	0.98%	1.13%	0.95%

At September 30, 2005, total non-performing assets increased $1.8 million (17.8%) to $12.0 million from $10.2 million at September 30, 2004 due to increases in non-accruing loans of $8.2 million (241.7%), which was largely offset by a decrease in other real estate owned of $6.4 million (95.1%).  The increase in non-accrual loans was due mainly to $5.8 million in commercial loans to one borrower being placed on non-accrual status in June of 2005.  This loan is collateralized by commercial property, construction equipment and accounts receivable.  Management has allocated $2.0 million of the allowance for loan losses for these loans in the event that the customer will not be able to fully repay.  The decrease in other real estate owned was primarily due to the sale of $5.8 million in residential real estate and residential construction property in 2005.

At September 30, 2005, total non-performing assets decreased $214 thousand (1.8%) to $12.0 million from $12.2 million at December 31, 2004 primarily due to increases in non-accruing loans of $5.9 million, as discussed above, which was largely offset by a decrease in other real estate owned of $6.1 million.  The decrease in other real estate owned was primarily due to the sale of $5.8 million in residential real estate and residential construction property in 2005.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$9,364	$8,289	$8,367	$7,368
Provision for loan losses	750	450	2,100	1,650
Total charge-offs	(311)	(308)	(740)	(603)
Total recoveries	47	123	123	139
Net charge-offs	(264)	(185)	(617)	(464)
Balance at end of period	$9,850	$8,554	$9,850	$8,554

Gross loans at end of period	$1,005,497	$847,929	$1,005,497	$847,929
Ratio of allowance to total loans	0.98%	1.01%	0.98%	1.01%
Ratio of net charge-offs to average loans (1)	0.10%	0.09%	0.09%	0.08%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2005 totaled $264 thousand, an increase of $79 thousand (42.7%) from $185 thousand for the three months ended September 30, 2004.  The majority of the charge-offs were installment and commercial loans.  The provision for loan losses increased by $300 thousand (66.7%) for the three months ended September 30, 2005, due to management’s analysis of current non-performing loans.

Net charge-offs for the nine months ended September 30, 2005 totaled $617 thousand, an increase of $153 thousand (33.0%) from $464 thousand from the nine months ended September 30, 2004.  The majority of the charge-offs were installment and commercial loans.  The provision for loan losses increased by $450 thousand (27.3%) for the nine months ended September 30, 2005, due to management’s analysis of current non-performing loans.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2005		At December 31, 2004		At September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,681	9.01%	$3,502	10.35%	$1,998	10.05%
Commercial and residential real estate	3,513	69.19	2,511	70.15	3,363	70.22
Construction real estate	1,842	16.39	981	13.59	1,193	13.70
Installment and other	802	5.41	1,369	5.91	1,978	6.03
Unallocated	12	N/A	4	N/A	22	N/A
Total	$9,850	100.00%	$8,367	100.00%	$8,554	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience decreased by $1.4 million (37.8%) in 2005, from $3.7 million on December 31, 2004 to $2.3 million on September 30, 2005.  This was largely due to a decrease in the allocation for commercial loans which decreased by $1.7 million and the allocation for installment and other loans which decreased by $862 thousand.  This was partially offset by an increase in the allocation for commercial and residential real estate of $1.1 million.  These changes were due to a change in the losses we actually experienced during the nine months ended September 30, 2005.  Historical loss allocation declined $553 thousand (19.5%) from September 30, 2004 to September 30, 2005   This was mainly due to a decrease in the allocation for installment and other loans of $1.3 million and the allocation for commercial loans of $421 thousand, which was largely offset by an increase in the allocation for commercial and residential real estate of $1.1 million.  Concentration allocation was relatively unchanged from December 31, 2005 to September 30, 2005, remaining at $5.1 million.  From September 30, 2004 to September 30, 2005, the concentration allocation decreased slightly, by $243 thousand (4.5%). Concentration allocation was relatively unchanged due to little change in the actual loan concentrations of the Bank.  From December 31, 2004 to September 30, 2005, the allocation for specifically identified loans increased, from $446 thousand to $2.4 million, an increase of $2.0 million (438.1%).  From September 30, 2004 to September 30, 2005, the allocation for specifically identified loans increased $2.1 million (607.7%).  These increases were largely due to an allocation for $2.0 million being made in June of 2005 for a single borrower, as discussed above.

Management anticipates continued growth in the loan portfolio due to a strong local economy, an expected Los Alamos National Laboratory budget of over $2 billion and continued new home construction and expansion in Santa Fe.  The volume of commercial real estate and construction loans is also anticipated to increase as the industry continues to strengthen and the recovery in capital spending boosts production and profits in 2005.  Although record mortgage financing peaked in 2003, the housing market for new construction and resale homes is expected to remain strong, especially in the under $500 thousand market, which should remain constant.  Residential real estate for property worth greater than $1.5 million is expected to be as “soft” as during the last several years.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At September 30, 2005	At December 31, 2004	At September 30, 2004
	(Dollars in thousands)
Loans classified as:
Substandard	$19,794	$15,810	$12,734
Doubtful	1,319	201	218
Total adversely classified loans	21,113	16,011	12,952
Other real estate owned	330	6,438	6,728
Other repossessed assets	24	64	68
Total adversely classified assets	$21,467	$22,513	$19,748

Special mention loans	$15,854	$22,834	$17,673

Total adversely classified assets increased $1.7 million (8.7%) from September 30, 2004 to September 30, 2005.  The main reason for the increase was an increase of $7.1 million in loans classified as substandard and an increase of $1.1 million in loans classified as doubtful, which was partially offset by a decrease in other real estate owned of $6.4 million.  The increase in loans classified as substandard was due mainly to one large borrowing relationship being downgraded.  The increase in loans classified as doubtful was mainly due to the same relationship downgrade. The decrease in other real estate owned was primarily due to the sale of $5.8 million in residential real estate and residential construction property in 2005.  Special mention loans decreased $1.8 million (10.3%) from September 30, 2004 to September 30, 2005, primarily due to several loans having been upgraded to pass and some loans having been downgraded further to substandard.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $6.9 million and $12.7 million for the nine months ended September 30, 2005 and 2004, respectively.  Net cash provided by operating activities decreased $5.8 million in the first nine months of 2005 compared to the first nine months of 2004 largely due to a decline in the gross sales of loans held for sale by $39.4 million over the first nine months of 2004, which was partially offset by the origination of loans held for sale that decreased $33.2 million in the same period.  Net cash used in investing activities was $(77.0) million and $(66.5) million for the nine months ended September 30, 2005 and 2004, respectively.  The $10.5 million increase in cash used in investing activities was largely due to the decrease of $28.4 million in the proceeds from the sale of investment securities and the decrease of $14.5 million in the proceeds from the maturities and paydowns of investment securities.  This was partially offset by a decrease of $24.6 million in cash used for the purchases of investment securities and a decrease of $6.8 million in cash used for the purchase of premises and equipment.  Net cash provided by financing activities was $132.9 million and $59.7 million for the nine months ended September 30, 2005 and 2004, respectively.  The $73.2 million increase in cash provided by financing activities was mainly due to an increase in new deposit growth of $108.5 million in the first nine months of 2005 compared to the first nine months of 2004.  This was partially offset by a decrease in cash provided by net borrowings activity of $35.8 million.

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

At September 30, 2005, the Company’s total risk-based capital ratio was 11.93%, the Tier 1 capital to risk-weighted assets ratio was 10.27%, and the Tier 1 capital to average assets ratio was 8.51%.  At December 31, 2004, the Company’s total risk-based capital ratio was 11.59%, the Tier 1 capital to risk-weighted assets ratio was 10.65%, and the Tier 1 capital to average assets ratio was 8.87%.

At September 30, 2005, the Bank’s total risk-based capital ratio was 11.46%, the Tier 1 capital to risk-weighted assets ratio was 10.46%, and the Tier 1 capital to average assets ratio was 8.66%.  At December 31, 2004, the Bank’s total risk-based capital ratio was 10.78%, the Tier 1 capital to risk-weighted assets ratio was 9.83%, and the Tier 1 capital to average assets ratio was 8.19%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2005 and December 31, 2004.

At September 30, 2005 and December 31, 2004, the Company’s book value per common share was $11.50 and $10.84, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2005, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2005 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to thirteen months.

	Time to Maturity or Repricing
As of September 30, 2005:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$492,851	$422,014	$61,980	$28,652	$1,005,497
Loans held for sale	15,666	—	—	—	15,666
Investment securities	19,385	38,409	15,385	7,477	80,656
Securities purchased under agreements to resell	655	—	—	—	655
Interest bearing deposits with banks	62,211	—	—	—	62,211
Investment in unconsolidated trusts	186	—	—	806	992
Total interest earning assets	$590,954	$460,423	$77,365	$36,935	$1,165,677

Interest Bearing Liabilities:
NOW and money market deposit accounts	$122,581	$110,086	—	—	$232,667
Savings deposits	92,200	153,067	7,386	—	252,653
Time deposits	108,470	234,932	76,393	24,046	443,841
Short- and long-term borrowings	1,956	5,986	21,026	55,293	84,261
Borrowings made by ESOP to outside parties	1,214	—	—	—	1,214
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	28,806	34,992
Total interest bearing liabilities	$332,607	$504,071	$104,805	$108,145	$1,049,628

Rate sensitive assets (RSA)	$590,954	$1,051,377	$1,128,742	$1,165,677	$1,165,677
Rate sensitive liabilities (RSL)	332,607	836,678	941,483	1,049,628	1,049,628
Cumulative GAP (GAP=RSA-RSL)	258,347	214,699	187,259	116,049	116,049
RSA/Total assets	48.33%	85.98%	92.30%	95.32%	95.32%
RSL/Total assets	27.20%	68.42%	76.99%	85.83%	85.83%
GAP/Total assets	21.13%	17.56%	15.31%	9.49%	9.49%
GAP/RSA	43.72%	20.42%	16.59%	9.96%	9.96%

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

Changes in net interest income between the periods below reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Based on simulation modeling at September 30, 2005 and December 31, 2004, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At September 30, 2005		At December 31, 2004
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(4,436)	(10.41)%	$(5,183)	(13.25)%
+ 1.00	(3,677)	(8.63)	(2,030)	(5.19)
(1.00)	(852)	(2.00)	595	1.52
(2.00)	(2,991)	(7.02)	78	0.20

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at September 30, 2005.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2005	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer