Form 10-K
period 2005-12-31
TRINITY CAPITAL CORP
filed 2006-03-16
CIK 99771

As filed with the Securities and Exchange Commission on March 16, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock
20,000,000 authorized shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $131,298,000 (based on the last sale price of the Common Stock at June 30, 2005 of $28.50 per share).

As of March 10, 2006, there were 6,587,249 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2006 Proxy Statement	PART III

TABLE OF CONTENTS

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Director and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules

Signatures

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank, TCC Appraisal Services Corporation, TCC Advisors Corporation, TCC Funds and Title Guaranty & Insurance Company.

Item 1. Business.

Trinity Capital Corporation

 General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”), the sole shareholder of TCC Appraisal Services Corporation (“TCC Appraisal”), and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”). Los Alamos National Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”). Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico. Los Alamos has approximately 19,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb at Los Alamos National Laboratory (the “Laboratory”). Today, the Laboratory remains a pre-eminent research facility for scientific and technological development in numerous scientific fields. The Laboratory is currently operated by the University of California for the United States Department of Energy; in June 2006, Los Alamos National Security, LLC will take over operations for the Department of Energy. The Laboratory employs (directly and indirectly) approximately 11,300 residents of northern New Mexico, making it the largest employer in the area. The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses headquartered in the area.

Los Alamos National Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory. Los Alamos National Bank is a full-service commercial banking institution with four bank locations in Los Alamos, White Rock and Santa Fe, New Mexico and a loan production office in Albuquerque, New Mexico. We provide a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products to our targeted customer base of individuals and small and medium-sized businesses. As of December 31, 2005, we had total assets of $1.2 billion, net loans of $1.0 billion and deposits (net of deposits of affiliates) of $1.0 billion. LANB created TCC Advisors in February 2006, to enable us to manage certain assets and register with the SEC as a Registered Investment Advisor should we chose to do so in the future. In February 2006, TCC Funds, a Delaware Business Trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.

Trinity acquired Title Guaranty, a privately owned title insurance company in May 2000, making it the only title company in New Mexico to be owned by a bank holding company. Title Guaranty is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties. Title Guaranty opened its second office in the Bank’s Downtown Santa Fe facility in February 2005. The services provided by Title Guaranty complement the services provided by Trinity’s other subsidiaries, the Bank and TCC Appraisal. Title Guaranty provides title insurance, closing services, escrow and notary service, searches and title reports for Los Alamos and Santa Fe Counties.

TCC Appraisal is a real estate appraisal company created by Trinity in January 2006. TCC Appraisal provides residential real estate appraisals for properties in Los Alamos County. TCC Appraisal’s offices are located in the Company’s headquarter building in Los Alamos.

Corporate Structure. Trinity Capital Corporation was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended, (“BHCA”) and elected to become a Financial Holding Company, as defined in that Act. Trinity acquired the stock of Los Alamos National Bank in 1975 and serves as the holding company for the Bank. In 2000, Trinity purchased Title Guaranty & Insurance Company, a title insurance company located in and doing business in Los Alamos and Santa Fe Counties. In 2006, Trinity created TCC Appraisal, a real estate appraisal company located in and doing business in Los Alamos County. Title Guaranty, TCC Appraisal, and the Bank are wholly-owned subsidiaries of Trinity. Los Alamos National Bank created TCC Advisors in February 2006. In addition, Trinity owns all the common shares of four business trusts, which were created by Trinity for the sole purpose of issuing an aggregate of $33.0 million in trust preferred securities. In February 2006, Trinity created TCC Funds, a Delaware Business Trust created for the purpose of creating and holding mutual funds. Trinity’s sole business is the ownership of the outstanding shares of the Bank, TCC Appraisal, Title Guaranty and the administration of the Trusts and Trinity does not anticipate expanding its operations in the future. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

We maintain a website at www.lanb.com/tcc. We make available free of charge on or through our website, the annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, 1200 Trinity Drive, Los Alamos, New Mexico 87544. In addition, you may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity. Our filings are also available free of charge on the SEC’s website at http://www.sec.gov.

Regulation and Supervision

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by the requirements of state and federal statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Trinity. The effect of applicable statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations, and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Trinity and its subsidiaries and is intended primarily for the protection of FDIC-insured deposit funds and depositors, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to Trinity. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of Trinity.

General. Trinity, as the sole shareholder of Los Alamos National Bank, is a financial holding company. As a financial holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to Los Alamos National Bank and to commit resources to support Los Alamos National Bank in circumstances where Trinity might not otherwise do so. Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve. Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank or financial holding company is to control banks. Under the BHCA, a holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring holding company and its insured depository institution affiliates in the state in which the target bank is located and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state holding company.

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

Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including, but not limited to, securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Trinity elected (and the Federal Reserve accepted Trinity’s election) to operate as a financial holding company.

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

Capital Requirements. Holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends. Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation. Additionally, policies of the Federal Reserve caution that a holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Los Alamos National Bank

General. Los Alamos National Bank is a national banking organization created under the laws of the United States of America. The Bank is regulated primarily by the OCC, a branch of the Department of Treasury. The Bank currently has four bank offices and one loan production office. In February 2006, the Bank created TCC Advisors as a wholly owned subsidiary of the Bank.

Products and Services. The Bank provides a full range of financial services for deposit customers and we lend money to credit-worthy borrowers at competitive interest rates, and our strategy has been to position ourselves in the market as a low-fee, high-value community bank. Our products include certificates of deposits, checking and saving accounts, Individual Retirement Accounts, loans, mortgage loan servicing, trust and brokerage services, international services, and safe deposit boxes. These business activities make up our three key processes: investment of funds, generation of funds and service-for-fee income. We achieved our success in part by minimizing charges relating to the investment and generation of funds processes, i.e. loans, credit cards, checking, and savings accounts. The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities, and our ability to maintain efficient operations. In addition to our net interest income, we produce additional income through our mortgage servicing operations and other income processes, such as trust and brokerage. A more complete description of our products and services makeup can be found under “Management’s Discussion and Analysis and Results of Operations” in Item 7 in this Form 10-K.

Lending Activities.

General.  We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $16.9 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2005, residential mortgages made up approximately 31% of our loan portfolio, commercial real estate loans comprised approximately 37%, construction lending comprised 17%, general commercial loans comprised 9% and consumer lending comprised 6%.

Residential Real Estate Loans.  Residential mortgage lending has been a focal point since our formation in 1963. A majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans, a number that increased as a result of the interest rate reductions in 2001, 2002 and 2003. We also originate 15- to 30-year fixed rate residential mortgages and we sell most of these to outside investors. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans.  The largest portion of our loan portfolio is comprised of commercial real estate loans. The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. We have collateralized these loans and, in most cases, take personal guarantees to help assure repayment. Our commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

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

Construction loans afford us the opportunity to increase the interest rate sensitivity of our loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending.

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

Additional information on the risks associated with our banking activities and products and concentrations can be found under Risk Factors in Section 1A of this Form 10-K.

Market Area. The Bank’s customers are concentrated in northern and central New Mexico, particularly in Santa Fe and Los Alamos counties. Los Alamos, the base of our operations, lies within Los Alamos County and has approximately 19,000 residents. The primary employer in Los Alamos County is the Laboratory, one of the world’s pre-eminent scientific research and development facilities operated by the University of California for the United States Department of Energy until June 2006 at which time Los Alamos National Security, LLC will operate the Laboratory for the Department of Energy. The Laboratory employs approximately 8,300 employees and an additional 3,000 subcontractors. Most of the employees are scientists, engineers and technicians, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 80.4% and 24.4% respectively. The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income over 85% greater than the national average and an unemployment rate (2.8%) almost one-half the national average (5.5%).

In 1999, the Bank opened a full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004. Santa Fe serves as the capital of New Mexico and is located approximately 35 miles south-east of Los Alamos. The primary employers in Santa Fe are the state and federal governments. Santa Fe County has approximately 139,000 residents with its local economy based primarily on government and tourism. The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers in Santa Fe. The addition of our second office in Santa Fe has resulted in a considerable growth of our customer base by providing a convenient location for the large number of businesses and customers based near the Santa Fe Plaza, which is located in the central part of the business district and government facilities.

We expanded and expect to continue expansion in the Santa Fe market in part to take advantage of the population growth, which has been higher than the state and national averages. From 1990 to 2000, Santa Fe County’s population grew 30.7%. From April 1, 2000 to July 1, 2004 it grew 7.3%, compared to a national average of 4.3%. New Mexico’s population growth continues to be high compared to national averages at 20.1% between 1990 and 2000 and 4.6% from April, 2000 to July 1, 2004. The population growth for Los Alamos County, where two of our offices are located, was 1.3% from 1990 to 2000 and 2.5% from April 1, 2000 to July 1, 2004. Both Santa Fe and Los Alamos counties have higher than median and per capita income levels, and higher than national averages of homeownership, both in comparison to New Mexico and national averages.

Competition.  We face strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in our market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality and speed of services we provide to borrowers.

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. Our ability to attract and retain deposits depends on our ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. Under the Gramm-Leach-Bliley Act enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This has significantly changed the competitive environment in which we conduct business. The financial services industry has also become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2005, the Bank had approximately 260 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys. Over the last six years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

Regulation and Supervision

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2005, Los Alamos National Bank paid supervisory assessments to the OCC totaling $239,000.

Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as Los Alamos National Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) Los Alamos National Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) Los Alamos National Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) Los Alamos National Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Los Alamos National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $12.9 million was available to be paid as dividends by Los Alamos National Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by Los Alamos National Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. Los Alamos National Bank is subject to certain restrictions imposed by federal law on extensions of credit to Trinity, on investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans. Los Alamos National Bank also is subject to certain restrictions imposed by federal law on extensions of credit by Los Alamos National Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or Los Alamos National Bank or a principal shareholder of Trinity may obtain credit from banks with which Los Alamos National Bank maintains correspondent relationships.

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

Branching Authority. National banks headquartered in New Mexico, such as Los Alamos National Bank, have the same branching rights in New Mexico as banks chartered under New Mexico law, subject to OCC approval. New Mexico law grants New Mexico-chartered banks the authority to establish branches anywhere in the State of New Mexico, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Los Alamos National Bank has not applied for approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. Los Alamos National Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF will take effect by July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties. We acquired Title Guaranty in May of 2000 to provide services related to the lending activities of Los Alamos National Bank. Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 65% of the mortgages recorded in Los Alamos County in 2005. Title Guaranty continues to face strong competition in Los Alamos County from the two other title companies in Los Alamos which collectively handled approximately 35% of the mortgages recorded in Los Alamos County in 2005. Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005 under a lease and purchase agreement with LandAmerica Capitol City Title Services, Inc. to provide title services and products in Santa Fe County. Title Guaranty faces strong competition in Santa Fe County from numerous other title companies. In 2005, Title Guaranty handled approximately 3% of the mortgages recorded in Santa Fe County. The New Mexico Public Regulation Commission oversees the title industry. Title Guaranty is regulated by the New Mexico Department of Insurance and is required to file annual experience reports and is audited annually by the Department of Insurance. The annual experience report requires that Title Guaranty be audited by a certified public accountant.

Employees. As of December 31, 2005, Title Guaranty had approximately 13 full time-equivalent employees. We are not a party to any collective bargaining agreements.

Products and Services. The products and services offered by Title Guaranty include: title insurance; closings: purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; searches; and title reports. Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty has employed the latest technology in the title insurance industry allowing customers to view the status of their file online through an internet based software, Ramquest Software. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company and Lawyers Title Insurance Corporation.

Trinity Capital Trust I, II, III and IV

Trinity Capital Trust I, Trinity Capital Trust II, Trinity Capital Trust III, and Trinity Capital Trust IV (the “Trusts”) are Delaware statutory business trusts formed in 2000, 2001, 2004, and 2005, for the purpose of issuing $10 million, $6 million, $6 million, and $10 million,  in trust preferred securities and lent the proceeds to Trinity. Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

The trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes. However, the Federal Reserve Board recently enacted a rule that may limit the inclusion of some of our trust preferred securities in Tier 1 capital for regulatory capital purposes after 2009, although we believe that we will be able to continue treating it all as Tier 1 capital under the rule. See Note 9, “Junior Subordinated Debt Owed to Unconsolidated Trusts” and Note 16, “Regulatory Matters” in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this report.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our profitability is dependent upon the health of the markets in which we operate.

We operate primarily in northern and central New Mexico, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Los Alamos and Santa Fe Counties and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Central to the health of the economies of Los Alamos and Santa Fe Counties is the Laboratory. The Laboratory is currently transitioning from operation and management under the University of California to Los Alamos National Security, LLC. Los Alamos National Security, LLC, a limited liability company composed of the University of California, Bechtel, BWX Technologies, and the Washington Group International, will take over management and operation of the Laboratory in June 2006 after over 40 years of operation by the University of California. The Laboratory employs, directly or indirectly, over 11,000 residents of northern New Mexico. The Laboratory’s budget, the most important indicator of Laboratory health, remained stable at $2.2 billion for 2005-2006.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and additional smaller office openings whose additional overhead expenses can be more quickly absorbed.

We must compete with other banks and financial institutions in all lines of business.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with an alternative to traditional banking services.

Increased competition in our market and market changes, such as interest rate changes, force management to better control costs in order to absorb any resultant narrowing of our net interest margin, i.e., the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Without effective management and cost controls, net income may be adversely impacted by changing conditions and competition. Our efficiency leads to a decreased cost of operation that allows us to effectively anticipate and respond to market and competitive changes without adversely affecting net income.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of net interest margin. Like most banking institutions, our net interest margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

The majority of the bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending. The maximum amount of the commercial loans we can offer is smaller than loans that our national and regional competitors with larger lending limits. While there is little demand for loans over our legal lending limit, we can and have engaged in participation loans with other financial institutions to respond to customer requirements. However, there are some loans and relationships that we cannot effectively compete for due to our size.

Our allowance for loan losses must be managed to provide sufficient reserves to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with management and external auditor recommendations, and maintain it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 0.87% and as a percentage of total non-performing loans was approximately 110.02%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. In addition, our regulators may require us to change the amount of our reserves for loan loss. Additional reserve allocations or loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our continued pace of growth may require us to raise additional capital in the future, which may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, our growth rate may create a need for additional capital from the capital markets. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. There may not always be capital available or available on favorable terms. These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, thereby materially reducing our growth rate.

Our ability to attract and retain management and key personnel may affect future growth and earnings.

Much of our success to date has been influenced strongly by our ability to attract and to retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, office managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Changes in regulation could also increase our cost of compliance and adversely affect profitability.

Technology is continually changing and we must effectively implement new technologies.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a full staff of internal information system developers and consider this area a core part of our business. In the past, we have been able to respond to technological changes faster and with greater flexibility than our competitors. However, we must continue to make substantial investments in technology which may affect our net income.

There is a limited trading market for our common shares, and shareholders may not be able to resell shares at or above the price shareholders paid for them.

The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot insure volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse affect on our business, financial condition and results of operations.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

As of December 31, 2005, we had $33.0 million of junior subordinated debentures that are held by four business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our Common Stock. In 2005, the interest payments totaled $2.493 million per year; however, the amount is subject to change due to a variable rate applicable to $10 million of the debentures. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories constitute $871.6 million, or approximately 85.3% of our total loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2005, construction loans, including land acquisition and development, totaled $178.1 million, or 17.43%, of our total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, and by limiting the amount of construction development lending.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 10, 2006, the Company conducts operations through five locations as shown below. Trinity is headquartered in the main Bank office in Los Alamos, New Mexico. All four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances. Our loan production office is leased office space. In addition to our offices, the Bank operates 29 automatic teller machines (“ATMs”) throughout northern New Mexico. The ATMs are housed either in bank offices or on leased property. We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs.

Locations	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty, TCC Appraisals, TCC Funds
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty, TCC Funds
Albuquerque Loan Production Office	6301 Indian School Road, N.E. Albuquerque, New Mexico 87110	Bank

Item 3. Legal Proceedings.

Neither Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors or TCC Funds are involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange. No firm makes a market in our stock. As of March 10, 2006, there were 6,587,249 shares of common stock outstanding and approximately 1,300 shareholders of record. The most recent reported sale price of Trinity’s stock as of December 31, 2005 was $28.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated. The prices below are only the trades where the price was disclosed to us. Private sales, where the value of the shares traded were not given to us, are not included. The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2005	$ 28.00	$ 25.80
September 30, 2005	29.00	27.00
June 30, 2005	34.00	27.50
March 31, 2005	30.75	26.00

December 31, 2004	31.00	28.25
September 30, 2004	30.50	30.00
June 30, 2004	31.00	30.00
March 31, 2004	31.00	29.00

Dividend Policy

Since January 2004, we paid dividends on our common stock as follows (as adjusted for stock splits):

Date paid	Amount per share
January 13, 2006	$ 0.34
July 11, 2005	0.30
January 14, 2005	0.30
July 9, 2004	0.30
January 9, 2004	0.30

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

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock. We have issued in the aggregate approximately $33.0 million in junior subordination debentures to Trinity Capital Trust I, Trinity Capital Trust II, Trinity Capital Trust III and Trinity Capital Trust IV. All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts. Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, we have not entered into any other arrangements that contain restrictions on the payment of dividends. We believe that Trinity can continue to pay comparable cash dividends to shareholders in the future, assuming that (a) we continue to be profitable, (b) we do not experience any unusual growth that would necessitate higher capital retention and (c) the regulatory environment on minimum capital requirements or maximum dividends paid does not change.

Issuer Purchases of Equity Securities

During the fourth quarter of 2005, we repurchased the following securities:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
October 1-October 31, 2005	—	—	—	—
November 1-November 30, 2005	—	—	—	—
December 1-December 31, 2005 (1)	76,923	$26.00	76,923	$0
Total	76,923	$26.00	76,923	$0

(1)           On December 5, 2005, the Company announced that it would repurchase up to $2.0 million in outstanding shares of the Company’s common stock. The Company’s Board of Directors determined that the repurchase of stock was a sensible use of the Company’s current capital. The stock was converted into treasury shares.  The Company completed repurchasing the $2.0 million on December 14, 2005.

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated. Amounts in the table for prior years have been reclassified for the deconsolidation of the Trusts upon the adoption of a new accounting standard. See Note 1, “Significant Accounting Policies—Recent accounting pronouncements” in the Notes to Consolidated Financial statements included in Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$67,909	$54,291	$53,420	$54,277	$57,094
Interest expense	26,328	17,093	19,080	23,497	30,341

Net interest income	41,581	37,198	34,340	30,780	26,753
Provision for loan losses	2,850	2,100	3,350	2,800	2,900

Net interest income after provision for loan losses	38,731	35,098	30,990	27,980	23,853
Other income	10,249	10,466	17,870	13,725	7,259
Other expense	29,851	28,746	28,208	25,183	18,566

Income before income taxes	19,129	16,818	20,652	16,522	12,546
Income taxes	7,169	6,429	7,794	6,281	4,604
Net income	$11,960	$10,389	$12,858	$10,241	$7,942

Common Share Data:(1)
Earnings per common share	$1.80	$1.54	$1.93	$1.55	$1.20
Diluted earnings per common share	1.79	1.52	1.90	1.54	1.19
Book value per common share(2)	11.54	10.84	9.86	8.48	7.45
Shares outstanding at end of period	6,554,559	6,732,748	6,701,478	6,650,131	6,618,808
Weighted average common shares outstanding	6,632,587	6,728,289	6,660,858	6,627,900	6,643,776
Diluted weighted average common shares outstanding	6,692,849	6,840,020	6,756,326	6,659,034	6,665,087
Dividend payout ratio(3)	35.56%	39.61%	29.02%	31.61%	36.67%
Cash dividends declared per common share(4)	$0.64	$0.61	$0.56	$0.49	$0.44

(1)

On December 19, 2002, Trinity’s Board of Directors approved a two-for-one split of our common stock, effective December 19, 2002. Earnings per share, book value per share, weighted average shares outstanding and total shares outstanding of prior years have been calculated giving consideration to the retroactive effect of the stock split.

(2)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), divided by shares outstanding at end of period.

(3)	Computed by dividing declared per common share by earnings per common share.

(4)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Net interest income	$41,581	$37,198	$34,340	$30,780	$26,753
Tax-equivalent adjustment to net interest income	416	350	276	116	144

Net interest income, fully tax-equivalent basis	$41,997	$37,548	$34,616	$30,896	$26,897

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$125,808	$113,243	$174,966	$106,313	$79,753
Loans, gross	1,019,380	894,321	740,523	660,448	650,359
Allowance for loan losses	8,842	8,367	7,368	6,581	5,637
Total assets	1,244,016	1,080,393	1,006,750	912,927	810,958
Deposits	1,041,848	880,581	836,195	790,086	670,254
Short-term and long-term borrowings, including ESOP borrowings	83,520	96,092	78,957	42,380	64,047
Junior subordinated debt owed to unconsolidated trusts	32,992	22,682	16,496	16,496	16,496
Stock owned by ESOP participants, net of unearned ESOP shares	16,100	18,078	18,256	9,462	7,780
Stockholders’ equity	59,518	54,878	47,802	46,905	41,438

Performance Ratios:
Return on average assets(1)	1.02%	1.01%	1.32%	1.21%	1.07%
Return on average equity(2)	16.05%	14.61%	20.15%	19.17%	16.63%
Net interest margin on a fully tax equivalent basis(3)	3.80%	3.94%	3.84%	4.04%	3.96%
Loans to deposits	97.84%	100.61%	88.56%	83.59%	97.03%
Efficiency ratio(4)	57.59%	60.31%	54.03%	56.58%	54.59%

Asset Quality Ratios:
Non-performing loans to total loans	0.79%	0.64%	0.43%	0.59%	1.13%
Non-performing assets to total assets	0.68%	1.13%	1.09%	0.84%	1.20%
Allowance for loan losses to total loans	0.87%	0.93%	0.99%	1.00%	0.87%
Allowance for loan losses to non-performing loans	110.02%	146.23%	230.83%	168.14%	76.70%
Net loan charge-offs to average loans	0.24%	0.14%	0.35%	0.29%	0.32%

Capital Ratios:(5)
Tier 1 capital (to risk-weighted assets)	10.10%	10.65%	10.64%	10.21%	10.18%
Total capital (to risk-weighted assets)	11.67%	11.59%	11.61%	11.15%	11.08%
Tier 1 capital (to average assets)	8.19%	8.87%	8.05%	7.89%	8.18%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	8.76%	8.93%	8.19%	8.20%	7.95%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.37%	6.92%	6.55%	6.31%	6.46%

Other:
Banking facilities	4	4	3	3	3
Full-time equivalent employees	273	282	296	258	220

(1)	Calculated by dividing net income by the average assets during the year.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)	Calculated by dividing net interest income adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)	Calculated by dividing the operating expense by the sum of net interest income and other income.

(5)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion is intended to focus on certain financial information regarding Trinity and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of Trinity’s financial position and results of operations should be read in conjunction with the information set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•      The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•      The costs, effects and outcomes of existing or future litigation.

•      Consumer spending and savings habits which may change in a manner that affects our business adversely.

•      Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

•      The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans in our portfolio and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, based on loss experience by quality classification in the previous twelve calendar quarters; (2) specific identification, based upon management’s assessment of loans in our portfolio and the probability that a charge off will occur in the upcoming quarter; and (3) loan concentrations, based on current or expected economic factors in the geographic and industry sectors where management believes we may eventually experience some loan losses. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, growth of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of December 31, 2005, mortgage loans serviced for others totaled $944.0 million. The MSRs on these loans total $9.8 million as of December 31, 2005. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate. Accordingly, higher interest rates decrease the likelihood of repayment, extending the life of the MSRs and increasing the value of these assets. Lower interest rates increase the likelihood of repayment, contracting the life of the MSRs and decreasing the value of these assets. This can have a significant impact on our income. In 2005, we recognized income of $2.3 million due to a decrease in the valuation allowance associated with MSRs; in 2004, we recognized income of $1.1 million due to a decrease in the valuation allowance associated with MSRs. We can have no certainty on the direction and amount of interest rate changes looking forward, and therefore, the amount or direction of the change in valuation.

Overview

The year 2005 was characterized by strong asset growth and strong growth in income due to an increase in net interest income. Net income was $12.0 million, a 15.1% increase from the prior year earnings of $10.4 million. Total assets also grew 15.1%. Net interest income increased $4.4 million, which was partially offset by an increase in non-interest expense of $1.1 million and an increase in provision for loan losses of $750 thousand. We also increased our risk-based capital by issuing $10.0 million in trust preferred securities during the year, enabling us to continue to grow and remain well-capitalized.

Net interest income (not tax-equivalent), our major source of income, increased 11.8% over the prior year. This increase was mainly due to our growth in interest-earning assets, while our net interest margin (not tax-equivalent) decreased from 3.90% in 2004 to 3.76% in 2005. This decrease in margin was primarily due to a flattening yield curve, which increased our cost of funds at a more rapid rate than the yield on our loans.

Looking forward to the year 2006, we expect continued growth in deposits and loans in both our Los Alamos and Santa Fe markets. We believe that we have sufficient capital to support this growth and remain well-capitalized.

Income Statement Analysis

Net Income-General. Net income for 2005 was $12.0 million, compared to $10.4 million in 2004 and $12.9 million in 2003. Diluted earnings per share increased by $0.27 to $1.79 for 2005 from $1.52 in 2004. This represented an increase in diluted earnings per share of 17.8%. Diluted earnings per share in 2004 decreased by $0.38 or 20.0% from $1.90 in 2003. The increase in 2005 from the previous year was primarily the result of an increase in net interest income of 11.8%, which was partially offset by an increase in other expenses of 3.8% and an increase in provision for loan losses of 35.7%. The decrease in 2004 from the previous year was primarily the result of a decrease in non-interest income of 41.4%, which was partially offset by an increase in net interest income of 8.3% and decrease of provision for loan losses of 37.3%.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$980,498	$63,730	6.50%	$809,772	$50,305	6.21%	$738,886	$48,963	6.63%
Taxable investment securities	77,549	2,364	3.05	111,131	3,173	2.86	113,280	3,551	3.13
Investment securities exempt from federal income taxes(3)	18,528	1,175	6.34	19,808	972	4.91	15,053	789	5.24
Federal funds sold	1,083	12	1.11	40	—	0.91	412	3	0.73
Other interest bearing deposits	26,564	969	3.65	11,778	132	1.12	34,182	338	0.99
Investment in unconsolidated trust subsidiaries	840	75	8.93	615	59	9.59	496	52	10.48
Total interest earning assets	1,105,062	68,325	6.18	953,144	54,641	5.73	902,309	53,696	5.95
Non-interest earning assets	63,760			73,774			72,716
Total assets	$1,168,822			$1,026,918			$975,025
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$93,127	$1,226	1.32%	$136,104	$1,310	0.96%	$199,161	$2,269	1.14%
Savings deposit	390,525	5,670	1.45	318,918	3,224	1.01	219,264	2,918	1.33
Time deposits	417,173	13,740	3.29	330,066	7,944	2.41	351,356	10,109	2.88
Short-term borrowings	6,096	188	3.08	15,110	287	1.90	1,467	30	2.04
Long-term borrowings, including ESOP borrowings	78,003	3,011	3.86	65,296	2,397	3.67	52,862	2,000	3.78
Junior subordinated debt owed to unconsolidated trusts	27,936	2,493	8.92	20,468	1,931	9.43	16,496	1,754	10.63
Total interest bearing liabilities	1,012,860	26,328	2.60	885,962	17,093	1.93	840,606	19,080	2.27
Demand deposits—non-interest bearing	35,202			50,171			63,775
Other non-interest bearing liabilities	46,252			19,689			6,837
Stockholders’ equity, including stock owned by ESOP	74,508			71,096			63,807
Total liabilities and stockholders equity	$1,168,822			$1,026,918			$975,025
Net interest income/interest rate Spread(4)		$41,997	3.58%		$37,548	3.80%		$34,616	3.68%
Net interest margin on a fully tax equivalent basis(5)			3.80%			3.94%			3.84%
Net interest margin(5)			3.76%			3.90%			3.81%

(1)           Includes non-accrual loans of $8.2 million, $3.3 million and $2.6 million for 2005, 2004 and 2003.

(2)           Interest income includes loan origination fees of $3.2 million, $3.0 million and $3.4 million for the years ended December 31, 2005, 2004 and 2003.

(3)           Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(4)           Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax equivalent basis.

(5)           Net interest margin represents net interest income as a percentage of average interest-earning assets.

For 2005, net interest income on a fully tax equivalent basis increased $4.5 million to $42.0 million from $37.5 million for 2004. The increase in net interest income on a fully tax equivalent basis resulted from an increase in interest income on a fully tax equivalent basis of $13.7 million (25.0%), which was partially offset by an increase in interest expense of $9.2 million (54.0%). Interest income on a fully tax equivalent basis increased primarily due to an increase in average interest-earning assets of $151.9 million (15.9%), which accounted for $10.3 million of the increase. The yield on earning assets on a fully tax equivalent basis increased 45 basis points, which accounted for $3.4 million of the increase. Interest expense increased primarily due to an increase on the cost of interest-bearing liabilities of 67 basis points, which accounted for $5.5 million of the increase. Average interest-bearing liabilities increased $126.9 million (14.3%), accounting for $3.7 million of the increase in interest expense. The net interest margin expressed in a fully tax equivalent basis decreased 14 basis points to 3.80% for 2005 from 3.94% in 2004.

For 2004, net interest income on a fully tax equivalent basis increased $2.9 million to $37.5 million from $34.6 million for 2003. The increase in net interest income on a fully tax equivalent basis resulted from a decrease in interest expense of $2.0 million (10.4%), and an increase in interest income on a fully tax equivalent basis of $945 thousand (1.8%). Interest expense decreased due to a decrease in interest rates on interest bearing liabilities of 34 basis points, which accounted for $3.0 million. This decrease in rate on liabilities was partially offset by an increase in average interest bearing liabilities of $45.4 million (5.4%), which increased interest expense by $1.0 million. Interest income on a fully tax equivalent basis increased due to an increase in average interest-earning assets of $50.8 million (5.6%), which increased interest income on a fully tax equivalent basis by $4.5 million. This was partially offset by a decrease in the rate on earning assets of 22 basis points, which decreased interest income on a fully tax equivalent basis $3.5 million. The net interest margin expressed in a fully tax equivalent basis increased 10 basis points to 3.94% for 2004 from 3.84% in 2003.

Volume, Mix and Rate Analysis of Net Interest Income. The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate) and (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume).. Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Year Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$11,009	$2,416	$13,425	$4,520	$(3,178)	$1,342
Taxable investment securities	(1,012)	203	(809)	(66)	(312)	(378)
Investment securities exempt from federal income taxes(1)	(66)	269	203	236	(53)	183
Federal funds sold	12	—	12	(3)	—	(3)
Other interest bearing deposits	300	537	837	(246)	40	(206)
Investment in unconsolidated trust subsidiaries	20	(4)	16	11	(4)	7
Total increase (decrease) in interest income	10,263	3,421	13,684	4,452	(3,507)	945

Interest Bearing Liabilities:
NOW and money market deposit accounts	(484)	400	(84)	(644)	(315)	(959)
Savings deposits	831	1,615	2,446	1,117	(811)	306
Time deposits	2,419	3,377	5,796	(586)	(1,579)	(2,165)
Short-term borrowings	(223)	124	(99)	259	(2)	257
Long-term borrowings	486	128	614	458	(61)	397
Junior subordinated debt owed to unconsolidated trusts	671	(109)	562	390	(213)	177
Total increase (decrease) in interest expense	3,700	5,535	9,235	994	(2,981)	(1,987)
Increase (decrease) in net interest income	$6,563	$(2,114)	$4,449	$3,458	$(526)	$2,932

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between 2005, 2004 and 2003 were as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2005	2004	difference	2004	2003	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,594	$2,367	$227	$2,367	$2,208	$159
Loan and other fees	2,753	2,432	321	2,432	1,925	507
Service charges on deposits	1,489	1,416	73	1,416	1,275	141
Gain on sale of loans	2,377	3,129	(752)	3,129	10,859	(7,730)
Gain on sale of securities	—	272	(272)	272	—	272
Other operating income	1,036	850	186	850	1,603	(753)
	$10,249	$10,466	$(217)	$10,466	$17,870	$(7,404)

In 2005, other income decreased $217 thousand (2.1%) to $10.2 million from $10.5 million in 2004. Gain on sale of loans decreased $752 thousand (24.0%) due to the continued drop in mortgage loan refinancing activity and smaller premiums recognized on loans sold. This drop was expected in light of the Federal Reserve’s actions in raising the federal funds rates 200 basis points during 2005, and was experienced across the financial services industry. Loans and other fees increased $321 thousand (13.2%), largely due to an increase in ATM switch fees ($121 thousand), bankcard fees ($95 thousand) and trust income ($91 thousand). Gain on the sale of securities decreased $272 thousand (100%) as there were no sales of securities in 2005. Mortgage loan service fees increased $227 thousand (9.6%) largely due to an increase in fees received from the issuance of Letters of Credit.

For 2004, other income decreased $7.4 million (41.4%) to $10.5 million from $17.9 million in 2003. Gain on sale of loans decreased $7.7 million (71.2%) due to a drop in mortgage loan refinancing activity from historically high activity in 2003. This drop in refinancing was expected as a result of the five increases in interest rates made by the Federal Reserve in 2004 and was experienced across the financial services industry. Other operating income decreased $753 thousand (46.9%) mainly due to a decrease in title insurance premiums of $743 thousand (54.2%), as well as the reduced mortgage loan refinancing volume.

Other Expenses. Changes in other expenses between 2005 and 2004 and between 2004 and 2003 are as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2005	2004	difference	2004	2003	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$16,073	$15,342	$731	$15,342	$15,555	$(213)
Occupancy	3,166	2,601	565	2,601	1,798	803
Data processing	1,841	1,924	(83)	1,924	1,500	424
Marketing	1,509	1,365	144	1,365	1,451	(86)
Amortization and valuation of mortgage servicing rights	501	1,650	(1,149)	1,650	2,003	(353)
Supplies	686	1,005	(319)	1,005	914	91
Loss on sale of other real estate owned	950	414	536	414	438	(24)
Postage	582	556	26	556	536	20
Other	4,543	3,889	654	3,889	4,013	(124)
	$29,851	$28,746	$1,105	$28,746	$28,208	$538

Other expenses increased $1.1 million (3.8%) to $29.9 million in 2005 from $28.7 million in 2004. Amortization and valuation of mortgage servicing rights decreased $1.1 million (69.6%) largely due to the reduction of mortgage servicing rights impairment of $1.2 million in 2005 compared to 2004. This was the result of a higher interest rate environment in 2005 and the lower number of mortgage refinancings. Salaries and employee benefits increased $731 thousand (4.8%) largely due to an increase in salaries expense due to a shift from lower-compensated employees to higher-compensated employees. Other expenses increased $654 thousand mainly due to an increase in professional fees ($300 thousand), an increase in collection expenses ($209 thousand) and an increase in audit and examination fees ($161 thousand). The increase in professional fees was mainly due to services related to managing our facilities maintenance and vendor management. The increase in collection expenses was mainly associated to collecting on non-performing loans. The increase in audit and examination fees was due to additional fees due to an increase in the asset size of the Company. The increase in debit and credit card interchange fees was largely due to an increase in the volume of these transactions.

Other expenses increased $538 thousand (1.9%) to $28.7 million in 2004 from $28.2 million in 2003. Occupancy expenses increased by $803 thousand (44.7%) due to several factors, including decreased rental income of $265 thousand (72.4%) caused by the tenants in the Bank’s Los Alamos office relocating early in the year. Occupancy expenses also increased because of increased repair and maintenance costs of $263 thousand (69.8%) due to extensive maintenance on the Los Alamos office. Depreciation expense also increased $133 thousand (11.1%) mainly due to the depreciation associated with the new Santa Fe office opened in 2004. Data processing expense increased $424 thousand (28.3%), primarily due to software depreciation and maintenance expenses increasing $310 thousand (24.6%) caused by additional software purchases made during 2004.

Income Taxes. In 2005, income tax expense increased by $740 thousand (11.5%) from the previous year to a total of $7.2 million from $6.4 million, although the effective tax rate decreased from 38.2% in 2004 to 37.5% in 2005. This decrease in effective tax rate was attributable to the exercise of stock options by employees in 2005 that decreased our taxable income, but not our book income.

For 2004, income tax expense decreased by $1.4 million (17.5%) from the previous year to a total of $6.4 million compared to $7.8 million. The effective tax rate increased from 37.7% in 2003 to 38.2% in 2004. This increase in effective tax rate was attributable to the adjustment of deferred taxes made in 2004 to more accurately reflect the effective rate.

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2005 were $1.2 billion, an increase of $163.6 million (15.1%) from December 31, 2004. Net loans increased $124.6 million (14.1%) during 2005, and cash and cash equivalents increased $30.9 million (129.6%). During the same period, total liabilities increased $161.0 million (16.0%) to a total of $1.2 billion on December 31, 2005, from $1.0 billion on December 31, 2004. The increase in total liabilities was primarily due to an increase in total deposits of $161.3 million (18.3%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $2.6 million (3.6%) to $75.6 million on December 31, 2005 compared to $73.0 million on December 31, 2004.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31, 2005		At December 31, 2004		At December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$85,687	$85,289	$42,218	$41,907	$94,868	$95,081
States and political subdivisions	5,984	5,937	2,210	2,191	—	—
Equity securities	1	5	1	7	1	7
Total securities available for sale	$91,672	$91,231	$44,429	$44,105	$94,869	$95,088

Securities Held to Maturity:
U.S. Government agencies	$13,687	$13,647	$46,547	$46,705	$53,246	$54,541
States and political subdivisions	12,925	12,918	15,111	15,178	20,471	20,638
Total securities held to maturity	$26,612	$26,565	$61,658	$61,883	$73,717	$75,179

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,973	$6,973	$6,798	$6,798	$5,665	$5,665
Investment in unconsolidated trusts	992	992	682	682	496	496
Total other securities	$7,965	$7,965	$7,480	$7,480	$6,161	$6,161

U.S. Government agencies securities generally consist of fixed rate securities with maturities of one month to five years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities six months to thirty years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2005, with securities held by us totaling $9.6 million. Los Alamos Retirement Center, Inc. manages a nursing home and an assisted living facility in Los Alamos.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2005:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
U.S. Government agencies	$31,537	2.96%	$54,150	4.53%	—	—	—	—
States and political subdivision(1)	2,637	4.02%	2,584	4.18%	763	2.94%	—	—
Equity securities	—	—	—	—	—	—	$1	17.66%
Total	$34,174		$56,734		$763		$1
Securities Held to Maturity:
U.S. Government agencies	$13,687	3.20%	—	—	—	—	—	—
States and political subdivision(1)	1,766	4.69%	$1,605	5.19%	—	—	$9,554	9.82%
Total	$15,453		$1,605		—		$9,554
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock)	$100	1.50%	—	—	—	—	$6,873	3.82%
Investment in Unconsolidated trusts	—	—	—	—	—	—	992	8.75%
Total	$100		—		—		$7,865

(1)           Yield is reflected on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$93,579	9.16%	$92,736	10.35%	$71,299	9.61%	$65,778	9.94%	$55,838	8.58%
Commercial real estate	379,884	37.19	346,454	38.65	286,551	38.61	245,001	37.02	217,776	33.45
Residential real estate	313,693	30.71	282,380	31.50	222,282	29.95	200,408	30.28	236,139	36.26
Construction real estate	178,068	17.43	121,769	13.59	112,616	15.18	105,921	16.01	101,500	15.59
Installment and other	56,309	5.51	52,984	5.91	49,349	6.65	44,656	6.75	39,833	6.12
Total loans	1,021,533	100.00	896,323	100.00	742,097	100.00	661,764	100.00	651,086	100.00
Unearned income	(2,153)		(2,002)		(1,574)		(1,316)		(727)
Gross loans	1,019,380		894,321		740,523		660,448		650,359
Allowance for loan losses	(8,842)		(8,367)		(7,368)		(6,581)		(5,637)
Net loans	$1,010,538		$885,954		$733,155		$653,867		$644,722

Net loans increased $124.6 million (14.1%) to $1.0 billion at December 31, 2005 from $886.0 million at December 31, 2004. The increase was due primarily to growth in our construction, commercial real estate and residential real estate portfolios.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2005:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$135,337	$128,234	$7,797	—	$279	—	$271,647

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans	$8,037	$5,714	$3,112	$3,914	$6,472
Loans 90 days or more past due, still accruing interest	—	8	80	—	877
Total non-performing loans	$8,037	$5,722	3,192	3,914	7,349
Other real estate owned	375	6,438	7,383	3,707	2,338
Other repossessed assets	27	64	353	39	18
Total non-performing assets	$8,439	$12,224	$10,928	$7,660	$9,705

Total non-performing loans to total loans	0.79%	0.64%	0.43%	0.59%	1.13%
Allowance for loan losses to non-performing loans	110.02%	146.23%	230.83%	168.14%	76.70%
Total non-performing assets to total assets	0.68%	1.13%	1.09%	0.84%	1.20%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $198 thousand and $216 thousand for the years ended December 31, 2005 and 2004, respectively. None of these amounts were included in interest income during these periods. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. In December 2005, we restructured $5.8 million in commercial loans to a single customer. To facilitate repayment of this debt, all creditors with priority to the collateral have been satisfied and all receivables of the borrower have been assigned to us and are to be sent to a lockbox account with us. Although we believe that it is likely we will collect on the full amount of the restructured loan, $916 thousand of the loan loss reserve is specifically allocated to this relationship.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and are recorded at the fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

At December 31, 2005, total non-performing assets decreased $3.8 million to $8.4 million from $12.2 million at December 31, 2004 due to decreases in OREO of $6.1 million, which was partially offset by an increase in non-performing loans of $2.3 million. The decrease in OREO was largely due to the sales of residential real estate property in 2005. The increase in non-performing loans was largely due to the placing of the $5.8 million commercial loan discussed above on non-accrual status in 2005, which was partially offset by the total payoff of a $2.4 million commercial real estate loan that had been on non-accrual status in 2004. We believe that collateral on this loan is adequate to minimize any losses on the $5.8 million restructured loan.

At December 31, 2004, total non-performing assets increased $1.3 million to $12.2 million from $10.9 million at December 31, 2003 due to increases in non-performing loans of $2.5 million, which was partially offset by a decrease in other real estate owned of $945 thousand and a decrease in other repossessed assets of $289 thousand. The increase in non-performing loans was largely due to the placing of a $2.4 million commercial real estate loan on non-accrual status in 2004. We believe that our collateral on this loan is adequate to minimize any loss. The decrease in OREO was largely due to the sale of a $1.3 million commercial real estate property in 2004, which was partially offset by the acquisition of an $844 thousand residential real estate property in 2004.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$8,367	$7,368	$6,581	$5,637	$4,621
Provision for loan losses	2,850	2,100	3,350	2,800	2,900
Charge-offs:
Commercial	1,912	640	506	1,240	1,060
Commercial real estate	—	—	527	—	356
Residential real estate	125	188	305	168	374
Construction real estate	—	—	1,220	—	—
Installment and other	500	459	255	516	435
Total charge-offs	2,537	1,287	2,813	1,924	2,225
Recoveries:
Commercial	48	108	166	11	14
Commercial real estate	—	—	—	—	—
Residential real estate	—	1	11	—	274
Construction real estate	55	23	—	—	—
Installment and other	59	54	73	57	53
Total recoveries	162	186	250	68	341
Net charge-offs	2,375	1,101	2,563	1,856	1,884
Balance at end of year	$8,842	$8,367	$7,368	$6,581	$5,637

Gross loans at end of year	$1,019,380	$894,321	$740,523	$660,448	$650,359
Ratio of allowance to total loans	0.87%	0.93%	0.99%	1.00%	0.87%
Ratio of net charge-offs to average loans	0.24%	0.14%	0.35%	0.29%	0.32%

Net charge-offs for 2005 totaled $2.4 million, an increase of $1.3 million (115.7%) over 2004. The increase in the charge-offs was mainly due to an increase in commercial loan charge-offs of $1.3 million. This increase was due to a single commercial loan charge-off of $1.5 million, which was partially offset by a general decline in other commercial charge-offs. The increase of the provision by $750 thousand was due to management’s identification of the charge off necessary on that commercial loan.

Net charge-offs for 2004 totaled $1.1 million, a decrease of $1.5 million (57.0%) over 2003. The decrease in the charge-offs was mainly due to a decline in construction loan charge-offs of $1.2 million (there were no construction loan charge-offs in 2004). The decrease of the provision by $1.3 million was because in 2003 the provision included an extra $1.2 million for two large residential properties for which losses associated with foreclosure were identified.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,934	9.16%	$3,502	10.35%	$2,509	9.61%	$2,062	9.94%	$1,559	8.58%
Commercial and residential real estate	3,086	67.90	2,511	70.15	3,192	68.56	1,376	67.30	866	69.71
Construction real estate	1,993	17.43	981	13.59	844	15.18	2,399	16.01	2,129	15.59
Installment and other	813	5.51	1,369	5.91	799	6.65	386	6.75	385	6.12
Unallocated	16	N/A	4	N/A	24	N/A	358	N/A	698	N/A
Total	$8,842	100.00%	$8,367	100.00%	$7,368	100.00%	$6,581	100.00%	$5,637	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience decreased by $1.2 million in 2005, from $3.7 million in 2004 to $2.5 million in 2005. This was largely due to a decrease in the allocation for commercial loans which decreased by $1.6 million and a decrease in the allocation for installment and other loans of $849 thousand, which were partially offset by an increase in the allocation for commercial real estate loans which increased by $744 thousand and an increase in the allocation for residential real estate loans which increased by $512 thousand. The allocation for specifically identified loans increased by $950 thousand, from $446 thousand in 2004 to $1.4 million in 2005. This was largely due to the addition of a single commercial loan for $916 thousand to the specifically identified loans. The concentration allocation increased $705 thousand, from $4.2 million in 2004 to $4.9 million in 2005. This was primarily due to an increase in the allocation of $867 thousand for concentrations in construction/land development loans.

We expect continued growth in our loan portfolio due to a stable local economy, a stabilized Laboratory budget of over $2.2 billion and anticipated increases in interest rates. We anticipate the volume of commercial real estate and construction loans to increase as the construction industry strengthens and the New Mexico economy continues to improve by attracting new business to the state. Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand picking up due to new business looking to expand within the state. The housing market for homes below $500 thousand remains strong and we believe that market will remain constant in the near future. We expect residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were substantially more in 2005 than in 2004. This was primarily due to an increase in commercial charge-offs in 2005 due to the relationship discussed above.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above. Although we believe the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing OREO, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets. A separate watch list of loans classified as “Special Mention” is also presented. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Company analyzes its process regularly, with modifications made if needed, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Loans classified as:
Substandard	$14,484	$15,810	$9,815	$7,769	$11,209
Doubtful	1,414	201	180	8	552
Total adversely classified loans	15,898	16,011	9,995	7,777	11,761
Other real estate owned	375	6,438	7,383	3,707	2,338
Other repossessed assets	27	64	353	39	18
Total adversely classified assets	$16,300	$22,513	$17,731	$11,523	$14,117

Special mention loans	$14,836	$22,834	$17,507	$10,035	$8,367

Total adversely classified assets decreased $6.2 million (27.6%) from December 31, 2004 to December 31, 2005. This was mainly due to a decrease of $6.1 million in other real estate owned, which was due to the sale of residential real estate in this portfolio. Special mention loans decreased $8.0 million (35.0%) from December 31, 2004 to December 31, 2005.

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

The following table sets forth the maturities of time deposits $100 thousand and over at December 31, 2005:

At December 31, 2005
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$100,405
After three but within six months	61,419
After six but within twelve months	57,742
After twelve months	75,017

Total time deposits $100,000 and over:	$294,583

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”) with remaining maturities under one year. Long-term borrowings are advances from the FHLB with remaining maturities over one year. Total short-term and long-term borrowings decreased $12.1 million at December 31, 2005 compared to December 31, 2004, due to increased liquidity from strong deposit growth.

In addition to short- and long-term borrowings made by us, the ESOP uses long-term borrowings to facilitate its ability to acquire stock for the benefit of all employees who participate in the plan.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$6,096	$15,110	$1,467
Maximum outstanding at any month-end during the period	23,000	40,600	9,402
Balance outstanding at end of period	10,000	34,400	9,402
Weighted average interest rate during the period	3.08%	1.90%	2.04%
Weighted average interest rate at end of the period	3.92%	2.37%	1.80%
Long-term borrowings:
Average balance outstanding	$76,764	$63,538	$52,862
Maximum outstanding at any month-end during the period	86,836	66,793	75,391
Balance outstanding at end of period	72,306	60,006	67,398
Weighted average interest rate during the period	3.82%	3.66%	3.78%
Weighted average interest rate at end of the period	3.88%	3.64%	3.69%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$1,239	$1,758	$2,386
Maximum outstanding at any month-end during the period	1,214	2,157	2,415
Balance outstanding at end of period	1,214	1,686	2,157
Weighted average interest rate during the period	6.17%	4.23%	4.12%
Weighted average interest rate at end of the period	7.25%	5.25%	4.00%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$27,936	$20,468	$16,496
Maximum outstanding at any month-end during the period	32,992	22,682	16,496
Balance outstanding at end of period	32,992	22,682	16,496
Weighted average interest rate during the period	8.92%	9.43%	10.63%
Weighted average interest rate at end of the period	8.75%	9.05%	10.53%

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

•      Unused funding lines to total assets (defined as unused borrowings lines available from FHLB and other banks divided by total assets) should be greater than 10%.

•      Loans to deposits less than 110%.

•      Unused commitments to fund loans to total assets (defined as unused lines of credit likely to be funded divided by total assets) should be less than 5%.

At December 31, 2005 and 2004, we were in compliance with the foregoing policy, with the exception that on December 31, 2004, net on-hand liquidity to total assets was at -0.46%. This was a temporary situation which was rectified in the following month from an influx of additional deposits, reducing our short-term borrowings to be within policy guidelines.

At December 31, 2005, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $182.6 million and standby letters of credit of $37.4 million. We anticipate we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit scheduled to mature within one year totaled $357.4 million at December 31, 2005. Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $94.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from Los Alamos National Bank.

Los Alamos National Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity. See Item 1, “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1, “Business—Los Alamos National Bank—Supervision and Regulation—Dividends.”  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for Los Alamos National Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%,. At December 31, 2005, Los Alamos National Bank could pay a total of $12.9 million in dividends and still comply with our internal policy regarding minimum regulatory capital ratios.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity(1)	$580,740	$580,740	—	—	—
Time deposits(1)	461,108	357,358	$68,542	$35,174	$34
Short-term borrowings(1)	10,000	10,000	—	—	—
Long-term borrowings(1)	72,306	8,022	743	18,864	44,677
Borrowings made by ESOP to outside parties(1)	1,214	471	743	—	—
Operating leases	571	133	238	200	—
Junior subordinated debt owed to unconsolidated trusts(1)	32,992	—	—	—	32,992
Total contractual long-term cash obligations	$1,158,931	$956,724	$70,266	$54,238	$77,703

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

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Notes 14 and 15 in Item 8, “Financial Statements and Supplementary Data”, in this report.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$35,891	$35,490	$393	$8	—
Commercial real estate	10,867	10,407	460	—	—
Residential real estate	1,082	1,082	—	—	—
Mortgage loans sold with recourse	—	—	—	—	—
Construction real estate	52,848	50,040	2,808	—	—
Revolving home equity and credit card lines	44,682	9,225	—	16	$35,441
Other	37,271	37,209	22	39	1
Standby letters of credit	37,436	36,624	772	—	40
Total commitments to extend credit	220,077	180,077	4,455	63	35,482
Commitments to sell mortgage loans	11,567	11,567	—	—	—
ESOP liquidity put	15,185	15,185	—	—	—
Total commitments	$246,829	$206,829	$4,455	$63	$35,482

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon. Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan. The contract with the customer specifically requires the customer to pay any fees that we incur in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage. The Employee Stock Ownership Plan (“ESOP”) liquidity put is described in Note 11 in Item 8, “Financial Statements and Supplementary Data”, which is located elsewhere in this report.

Capital Resources

Los Alamos National Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Los Alamos National Bank’s financial statements. As of December 31, 2005, the most recent notification from the federal banking regulators categorized Los Alamos National Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed Los Alamos National Bank’s capital classification.

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

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2005. The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2005 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$116,734	11.67%	$80,041	8.00%	N/A	N/A
Bank only	112,691	11.30	79,816	8.00	$99,770	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	101,096	10.10	40,020	4.00	N/A	N/A
Bank only	103,848	10.41	39,908	4.00	59,862	6.00
Tier 1 capital (to average assets):
Consolidated	101,096	8.19	49,348	4.00	N/A	N/A
Bank only	103,848	8.43	49,255	4.00	61,569	5.00

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $19.3 million, $20.2 million and $84.0 million for 2005, 2004 and 2003. Net cash provided by operating activities decreased by $861 thousand from 2004 in 2005 largely due to an increase in cash used by other assets of $5.8 million, which was partially offset by an increase in cash provided by other liabilities of $2.5 million and cash provided by net income of $1.6 million. Net cash provided by operating activities decreased by $63.8 million from 2003 in 2004 largely due to the gross sale of loans held for sale decreasing $286.6 million, which was offset by a decrease in cash used by origination of loans held for sale of $356.2 million. This was reflective of the expected decline in mortgage loan refinance activity from the high in 2003.

Net cash (used in) investing activities was ($137.4) million, ($103.0) million and ($160.8) million for 2005, 2004 and 2003. The $34.4 million increase in cash used in investment activities from 2004 to 2005 was mainly due to a decrease in the proceeds from maturities and sales of investment securities of $41.1 million and an increase in cash used for the purchase of investment securities of $33.0 million. These were partially offset by a decrease in the cash used in the funding of loans, net of repayments of $29.1 million and a decrease in cash used in the purchase of premises and equipment of $6.9 million. The $57.8 million decrease in cash used in investment activities from 2003 to 2004 was mainly due to a decrease in the cash used for purchasing investment securities of $66.3 million from 2003 to 2004. In addition, the increase in cash used for the funding of loans in 2004 over 2003 of $66.3 million was largely offset by increases in cash provided by the maturities and sales of investment securities of $64.1 million. Total loans increased in 2004 by 20.8% over 2003, compared to 12.1% in 2003 over 2002. The increase in loan activity was reflective of a strengthening local economy.

Net cash provided by financing activities was $148.9 million, $63.6 million and $79.0 million for 2005, 2004 and 2003. Cash provided by financing activities increased $85.3 million from 2004 to 2005 mainly due to an increase in cash provided from time deposits of $119.8 million, which was partially offset by a decrease in cash provided from the issuance of borrowings net of repayments of $29.7 million, and an increase in cash used in the purchase of treasury stock of $6.3 million. Cash provided by financing activities decreased in 2004 compared to 2003 by $15.4 million mainly due to an increase in cash used for the repayment of short- and long-term debt of $405.1 million, which was largely offset by an increase in cash provided by the issuance of short- and long-term debt of $386.1 million. This decrease in short- and long-term borrowings was made possible by the reduction of cash and cash equivalents that we held.

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

Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap.” An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing
As of December 31, 2005:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)

Interest Earning Assets:
Loans	$457,750	$451,576	$60,375	$49,679	$1,019,380
Loans held for sale	7,588	—	—	—	7,588
Investment securities	19,687	38,107	58,901	8,121	124,816
Securities purchased under agreements to resell	1,013	—	—	—	1,013
Interest bearing deposits with banks	29,122	—	—	—	29,122
Investment in unconsolidated trusts	186	—	—	806	992

Total interest earning assets	$515,346	$489,683	$119,276	$58,606	$1,182,911

Interest Bearing Liabilities:
NOW and money market deposit accounts	$141,067	$101,384	—	—	$242,451
Savings deposits	172,387	86,872	—	—	259,259
Time deposits	152,818	204,540	$103,716	$34	461,108
Short- and long-term borrowings	1,975	16,047	19,607	44,677	82,306
Borrowings made by ESOP to outside parties	1,214	—	—	—	1,214
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	26,806	32,992

Total interest bearing liabilities	$475,647	$408,843	$123,323	$71,517	$1,079,330

Rate sensitive assets (RSA)	$515,346	$1,005,029	$1,124,305	$1,182,911	$1,182,911
Rate sensitive liabilities (RSL)	475,647	884,490	1,007,813	1,079,330	1,079,330
Cumulative GAP (GAP=RSA-RSL)	39,699	120,539	116,492	103,581	103,581
RSA/Total assets	41.43%	80.79%	90.38%	95.09%	95.09%
RSL/Total assets	38.23%	71.10%	81.01%	86.76%	86.76%
GAP/Total assets	3.2%	9.69%	9.37%	8.33%	8.33%
GAP/RSA	7.70%	11.99%	10.36%	8.76%	8.76%

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

Based on simulation modeling at December 31, 2005 and 2004, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At December 31, 2005		At December 31, 2004
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(3,093)	(7.21)%	$(5,183)	(13.25)%
+ 1.00	(948)	(2.21)	(2,030)	(5.19)
(1.00)	1,047	2.44	595	1.52
(2.00)	721	1.68	78	0.20

Our simulations used assume the following:

1.             Changes in interest rates are immediate.

2.             It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2005.

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

FINANCIAL STATEMENTS

Audited Financial Statements December 31, 2005, 2004, and 2003

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trinity Capital Corporation

We have audited the accompanying consolidated balance sheet of Trinity Capital Corporation and subsidiaries as of December 31, 2005 and the related statement of income, changes in stockholders’ equity and cash flows for the year then ended. The 2004 consolidated statements of Trinity Capital Corporation and subsidiaries were audited by Neff + Ricci LLP who combined with Moss Adams LLP as of January 1, 2006, and whose report dated February 18, 2005, expressed an unqualified opinion on those statements.  The 2003 consolidated statements of income, changes in stockholders’ equity and cash flows were also audited by Neff + Ricci LLP, and whose report dated February 26, 2004, expressed an unqualified opinion on those statements.  We have also audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Trinity Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Trinity Capital Corporation and subsidiaries’ management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Bank’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2005 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion management’s assessment that Trinity Capital Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Furthermore, in our opinion, Trinity Capital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Moss Adams LLP

Albuquerque, New Mexico

March 16, 2006

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Amounts in thousands, except share data)

	2005	2004
ASSETS
Cash and due from banks	$24,547	$23,678
Interest bearing deposits with banks	29,122	96
Federal funds sold and securities purchased under resell agreements	1,013	40

Cash and cash equivalents	54,682	23,814
Investment securities available for sale	91,231	44,105
Investment securities held to maturity, at amortized cost (fair value of $26,565 at December 31, 2005 and $61,883 at December 31, 2004)	26,612	61,658
Other investments	7,965	7,480
Loans (net of allowance for loan losses of $8,842 at December 31, 2005 and $8,367 at December 31, 2004)	1,010,538	885,954
Loans held for sale	7,588	8,634
Premises and equipment, net	24,401	25,450
Accrued interest receivable	7,321	5,941
Mortgage servicing rights, net	9,779	8,371
Other real estate owned	375	6,438
Other assets	3,524	2,548

Total assets	$1,244,016	$1,080,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$79,030	$63,070
Interest bearing	962,818	817,511

Total deposits	1,041,848	880,581
Short-term borrowings	10,000	34,400
Long-term borrowings	72,306	60,006
Junior subordinated debt owed to unconsolidated trusts	32,992	22,682
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	1,214	1,686
Accrued interest payable	4,047	2,768
Other liabilities	5,991	5,314

Total liabilities	1,168,398	1,007,437

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 614,558 shares and 636,915 shares at 2005 and 2004, at fair value; net of unearned ESOP shares of 72,243 shares and 98,318 shares at 2005 and 2004, at historical cost	16,100	18,078
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,554,559 and 6,732,748 at 2005 and 2004	6,836	6,836
Additional paid-in capital	922	997
Retained earnings	58,013	47,849
Accumulated other comprehensive loss	(273)	(200)

Total stockholders’ equity before treasury stock	65,498	55,482

Treasury stock, at cost, 229,998 shares and 25,734 shares at 2005 and 2004	(5,980)	(604)

Total stockholders’ equity	59,518	54,878

Total liabilities and stockholders’ equity	$1,244,016	$1,080,393

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands except per share data)

	2005	2004	2003

Interest income:
Loans, including fees	$63,730	$50,305	$48,963
Investment securities:
Taxable	2,364	3,173	3,551
Nontaxable	759	622	513
Federal funds sold and securities purchased with agreements to resell	12	—	3
Other interest bearing deposits	969	132	338
Investment in unconsolidated trusts	75	59	52
Total interest income	67,909	54,291	53,420
Interest expense:
Deposits	20,636	12,478	15,296
Short-term borrowings	188	287	30
Long-term borrowings	3,011	2,397	2,000
Junior subordinated debt owed to unconsolidated trusts	2,493	1,931	1,754
Total interest expense	26,328	17,093	19,080
Net interest income	41,581	37,198	34,340
Provision for loan losses	2,850	2,100	3,350
Net interest income after provision for loan losses	38,731	35,098	30,990
Other income:
Mortgage loan servicing fees	2,594	2,367	2,208
Loan and other fees	2,753	2,432	1,925
Service charges on deposits	1,489	1,416	1,275
Gain on sale of loans	2,377	3,129	10,859
Gain on sale of securities	—	272	—
Other operating income	1,036	850	1,603
	10,249	10,466	17,870
Other expenses:
Salaries and employee benefits	16,073	15,342	15,555
Occupancy	3,166	2,601	1,798
Data processing	1,841	1,924	1,500
Marketing	1,509	1,365	1,451
Amortization and valuation of mortgage servicing rights	501	1,650	2,003
Supplies	686	1,005	914
Loss on sale of other real estate owned	950	414	438
Postage	582	556	536
Other	4,543	3,889	4,013
	29,851	28,746	28,208
Income before income taxes	19,129	16,818	20,652
Income taxes	7,169	6,429	7,794
Net income	$11,960	$10,389	$12,858
Basic earnings per common share	$1.80	$1.54	$1.93
Diluted earnings per common share	$1.79	$1.52	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands except share and per share data)

							Accumulated
	Common Stock, No Par				Additional		Other
	Issued		Held in Treasury, at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2002	6,856,800	$6,836	(29,128)	$(559)	$199	$39,990	$439	$46,905
Comprehensive income
Net income						12,858
Net change in unrealized gain on investment securities, available for sale, net of taxes of $185							(304)
Total comprehensive income								12,554
Dividends						(3,866)		(3,866)
Decrease in stock owned by ESOP participants, 19,813 shares						357		357
Net change in the fair value of stock owned by ESOP participants						(8,494)		(8,494)
Allocation of ESOP shares					346			346

Balance, December 31, 2003	6,856,800	6,836	(29,128)	(559)	545	40,845	135	47,802
Comprehensive income
Net income						10,389
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $140							(227)
Reclassification of unrealized gains to realized gains, net of taxes of $66							(108)
Total comprehensive income								10,054
Dividends					(76)	(4,023)		(4,099)
Treasury shares purchased			(3,770)	(117)				(117)
Treasury shares issued from exercise of stock options			7,164	72				72
Tax benefit from the exercise of stock options					53			53
Decrease in stock owned by ESOP participants, 16,466 shares						511		511
Net change in the fair value of stock owned by ESOP participants						127		127
Allocation of ESOP shares					475			475

Balance, December 31, 2004	6,856,800	6,836	(25,734)	(604)	997	47,849	(200)	54,878
Comprehensive income
Net income						11,960
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $44							(73)
Total comprehensive income								11,887
Dividends					(59)	(4,205)		(4,264)
Treasury shares purchased			(246,983)	(6,422)				(6,422)
Treasury shares issued from exercise of stock options			42,719	1,046	(652)			394
Tax benefit from the exercise of stock options					272			272
Decrease in stock owned by ESOP participants, 22,357 shares						688		688
Net change in the fair value of stock owned by ESOP participants						1,721		1,721
Allocation of ESOP shares					364			364

Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands)

	2005	2004	2003

Cash Flows From Operating Activities
Net income	$11,960	$10,389	$12,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,620	2,261	1,945
Net amortization (accretion) of:
Mortgage servicing rights	2,758	2,739	1,249
Premiums and discounts on investment securities	814	1,367	1,517
Junior subordinated debt owed to unconsolidated trusts issuance costs	20	24	18
Provision for loan losses	2,850	2,100	3,350
Change in mortgage servicing rights valuation allowance	(2,257)	(1,089)	754
Loss on sale of premises and equipment	183	—	—
Gain on sale of available for sale securities	—	(272)	—
Federal Home Loan Bank (FHLB) stock dividends received	(203)	(103)	(89)
Gain on sale of loans	(2,377)	(3,129)	(10,859)
Loss (gain) on disposal of other real estate owned	157	148	(219)
Write-down of value of other real estate owned	793	351	580
(Increase) decrease in other assets	(2,376)	3,380	(1,050)
Increase (decrease) in other liabilities	1,794	(754)	1,495
Release of Employee Stock Ownership Plan (ESOP) shares	794	935	1,003
Tax benefit recognized for exercise of stock options	272	53	—
Net cash provided by operating activities before originations and gross sales of loans	17,802	18,400	12,552
Gross sales of loans held for sale	182,271	221,029	577,225
Origination of loans held for sale	(180,757)	(219,252)	(505,825)
Net cash (used in) provided by operating activities	19,316	20,177	83,952
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	14,075	49,760	18,120
Proceeds from maturities and paydowns of investment securities held to maturity	34,550	11,350	7,555
Proceeds from sale of investment securities, available for sale	—	28,388	—
Proceeds from sale of investment securities, other	—	300	—
Purchase of investment securities available for sale	(61,636)	(28,095)	(82,373)
Purchase of investment securities held to maturity	—	—	(12,057)
Purchase of investment securities other	(1,013)	(1,516)	(1,815)
Proceeds from sale of other real estate owned	5,633	2,604	4,065
Loans funded, net of repayments	(127,954)	(157,057)	(90,740)
Purchases of premises and equipment	(1,854)	(8,772)	(3,531)
Proceeds from sale of premises and equipment	100	—	—
Net cash used in investing activities	(137,368)	(103,038)	(160,776)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	39,492	42,439	46,960
Net increase (decrease) in time deposits	121,775	1,947	(851)
Proceeds from issuances of borrowings	30,000	481,700	95,596
Repayment of borrowings	(42,100)	(464,094)	(58,288)
Repayment of ESOP debt	(472)	(471)	(731)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,310	6,186	—
Purchase of treasury stock	(6,422)	(117)	—
Issuance of common stock for stock option plan	394	72	—
Dividend payments	(4,057)	(4,098)	(3,730)
Net cash provided by financing activities	148,920	63,564	78,956
Net increase (decrease) in cash and cash equivalents	30,868	(19,297)	2,132
Cash and cash equivalents:
Beginning of year	23,814	43,111	40,979
End of year	$54,682	$23,814	$43,111
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$25,049	$17,122	$17,448
Income taxes	7,921	3,843	10,742
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	520	2,158	8,102
Dividends declared, not yet paid	2,256	2,050	2,048
Change in unrealized (loss) gain on investment securities, net of taxes	(73)	(334)	(304)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”) and Trinity Capital Trust IV (“Trust IV”), collectively referred to as the “Trusts”, which are also wholly owned subsidiaries of Trinity, are not consolidated in these financial statements (see “Consolidation” accounting policy below.)  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. TCC Appraisal Services Corporation (“TCC Appraisal”), TCC Advisors Corporation and TCC Funds are not included as they were not created until 2006.

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

Nature of operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos and Santa Fe. Its primary deposit products are term certificate, NOW and savings accounts and its primary lending products are commercial, residential and construction real estate loans. The Company also offers trust and wealth management services, title insurance products and residential real estate appraisal services.

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Santa Fe and White Rock, New Mexico and provides loan services from its loan production office in Albuquerque, New Mexico. The Bank also operates drive-up facilities and 29 automatic teller machines (ATM’s) in Los Alamos and surrounding geographic areas. Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe. TCC Appraisal conducts real estate appraisals in Los Alamos County from its office in the Company headquarters..

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

Other investments:  The Bank, as a member of the Federal Home Loan Bank of Dallas (the “FHLB”), is required to maintain an investment in capital stock of the FHLB based upon borrowings made from the FHLB and based upon various classes of loans in the Bank’s portfolio. FHLB and Federal Reserve Bank stock do not have readily determinable fair values as ownership is restricted and it lacks a market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

The Company’s investment in the unconsolidated trusts is also reported as an investment in this line of the balance sheet. In addition, the Bank has other non-marketable investments that are carried at cost and evaluated periodically by management for impairment. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the evidence available. Evidence evaluated includes (if applicable), but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

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

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2005	2004	2003
	(In thousands, except share and per share data)
Net income	$11,960	$10,389	$12,858
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(149,569)	(27,394)	(29,128)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(74,644)	(101,117)	(166,814)
Weighted average common shares outstanding, net	6,632,587	6,728,289	6,660,858
Basic earnings per common share	$1.80	$1.54	$1.93
Weighted average dilutive shares from stock option plan	60,262	111,731	95,468
Weighted average common shares outstanding including dilutive shares	6,692,849	6,840,020	6,756,326
Diluted earnings per common share	$1.79	$1.52	$1.90

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $11.9 million, $10.1 million and $12.6 million for 2005, 2004 and 2003.

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

Stock-based compensation:As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123 and which the Company will follow in 2006, as discussed below, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	2005	2004	2003
	(In thousands except per share amounts)
Net income:
As reported	$11,960	$10,389	$12,858
Pro forma	11,877	10,289	12,671
Basic earnings per share:
As reported	$1.80	$1.54	$1.93
Pro forma	1.79	1.53	1.90
Diluted earnings per share
As reported	$1.79	$1.52	$1.90
Pro forma	1.77	1.50	1.88

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2005, 2004 and 2003, respectively: dividend yield of 2.3%, 1.9% and 1.9%; expected price volatility of 14.1%, 3.7% and 15.2%; risk free rate of return of 4.2%, 4.2% and 2.0%; and weighted average assumption for expected life of 10 years for all years.

Recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options and restricted stock awards, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period.

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged. See Note 12 below for the Company’s current application of SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company), instead of the next reporting period that begins after June 15, 2005. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of this standard will decrease earnings for the Company by approximately $143 thousand in 2006. The impact in the years following 2006 will be dependent upon stock options granted, the estimated value of these options and the vesting terms for the options granted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that this statement will have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material impact on the Company’s financial statements.

Trust Assets:  Assets held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $619 thousand and $4.3 million at December 31, 2005 and 2004. The main reason for this decline was because of a reclassification of deposits from transaction accounts to non-transaction accounts. As the amount required for reserves is based upon transaction accounts, this lowered the reserve requirement for the bank.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2005:
U.S. Government agencies	$85,687	$2	$(400)	$85,289
States and political subdivisions	5,984	—	(47)	5,937
Equity securities	1	4	—	5
Totals	$91,672	$6	$(447)	$91,231

December 31, 2004:
U.S. Government agencies	$42,218	—	$(311)	$41,907
States and political subdivisions	2,210	$2	(21)	2,191
Equity securities	1	6	—	7
Totals	$44,429	$8	$(332)	$44,105

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2005:
U.S. Government agencies	$13,687	—	$(40)	$13,647
States and political subdivisions	12,925	$19	(26)	12,918
Totals	$26,612	$19	$(66)	$26,565

December 31, 2004:
U.S. Government agencies	$46,547	$158	—	$46,705
States and political subdivisions	15,111	78	$(11)	15,178
Totals	$61,658	$236	$(11)	$61,883

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2005:
Non-marketable equity securities (including FRB and FHLB stock)	$6,973	—	—	$6,973
Investment in unconsolidated trusts	992	—	—	992
Totals	$7,965	—	—	$7,965

December 31, 2004:
Non-marketable equity securities (including FRB and FHLB stock)	$6,798	—	—	$6,798
Investment in unconsolidated trusts	682	—	—	682
Totals	$7,480	—	—	$7,480

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Realized gains	—	$272	—
Realized losses	—	—	—
Net gains	—	$272	—

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2005 and 2004 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1), (2)	Fair Value	Unrealized Losses

December 31, 2005
U.S. Government agencies	$55,465	$(76)	$27,770	$(324)	$83,235	$(400)
States and political subdivisions	4,444	(26)	1,493	(21)	5,937	(47)
Equity securities	—	—	—	—	—	—
Totals	$59,909	$(102)	$29,263	$(345)	$89,172	$(447)

December 31, 2004
U.S. Government agencies	$33,837	$(202)	$7,044	$(109)	$40,881	$(311)
States and political subdivisions	1,797	(21)	—	—	1,797	(21)
Equity securities	—	—	—	—	—	—
Totals	$35,634	$(223)	$7,044	$(109)	$42,678	$(332)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2005
U.S. Government agencies	$13,647	$(40)	—	—	$13,647	$(40)
States and political subdivisions	497	(5)	$1,579	$(21)	2,076	(26)
Totals	$14,144	$(45)	$1,579	$(21)	$15,723	$(66)

December 31, 2004
U.S. Government agencies	—	—	—	—	—	—
States and political subdivisions	$2,591	$(11)	—	—	$2,591	$(11)
Totals	$2,591	$(11)	—	—	$2,591	$(11)

(1)                                  $324 thousand of the total unrealized losses twelve months or longer as of December 31, 2005 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature. The remaining $21 thousand of unrealized losses twelve months or longer as of December 31, 2005 relates to unrealized losses on state, county and municipal securities with Moody ratings of Aaa to Aa2. The Company has the ability to hold these securities until they mature.

(2)                                  All of the $109 thousand total unrealized losses twelve months or longer as of December 31, 2004 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature.

The amortized cost and fair value of investment securities as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$34,937	$33,882	$15,453	$15,410	$100	$100
One to five years	56,734	56,586	1,605	1,601	—	—
Five to ten years	763	758	—	—	—	—
Over ten years	—	—	9,554	9,554	—	—
Equity investments with no stated maturity	1	5	—	—	7,865	7,865
	$91,672	$91,231	$26,612	$26,565	$7,965	$7,965

Securities with carrying amounts of $20.4 million and $84.8 million at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Loans consisted of:

	December 31,
	2005	2004
	(In thousands)
Commercial loans	$93,579	$92,736
Commercial real estate	379,884	346,454
Residential real estate	313,693	282,380
Construction real estate	178,068	121,769
Installment and other	56,309	52,984
Total loans	1,021,533	896,323
Unearned income	(2,153)	(2,002)
Gross loans	1,019,380	894,321
Allowance for loan losses	(8,842)	(8,367)
Loans, net	$1,010,538	$885,954

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2005, 2004 and 2003 were as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Non-accruing loans	$8,037	$5,714	$3,112
Loans 90 days or more past due, still accruing interest	—	8	80
Total non-performing loans	$8,037	$5,722	$3,192

The reduction in interest income associated with loans on non-accrual status was $198 thousand, $216 thousand and $118 thousand for the years ended December 31, 2005, 2004 and 2003.

Information about impaired loans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Loans for which there was a related allowance for credit losses	$6,233	$3,282	$2,187
Other impaired loans	480	3,391	486
Total impaired loans	$6,713	$6,673	$2,673

Average monthly balance of impaired loans	$5,790	$772	$638
Related allowance for credit losses	$1,396	$446	$325
Interest income recognized on an accrual basis	—	—	—
Interest income recognized on a cash basis	$253	—	—

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$8,367	$7,368	$6,581
Provision for loan losses	2,850	2,100	3,350
Charge-offs	(2,537)	(1,287)	(2,813)
Recoveries	162	186	250
Net charge-offs	2,375	1,101	2,563
Balance, end of year	$8,842	$8,367	$7,368

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2005 and 2004, were approximately $3.2 million and $6.1 million. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the year ended December 31, 2005 is as follows:

	2005	2004
	(In thousands)
Balance, beginning	$6,052	$9,135
Additions	1,022	2,018
Principal payments and other reductions	(3,903)	(5,101)
Balance, ending	$3,171	$6,052

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of these loans at December 31 is summarized as follows:

	2005	2004
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$940,979	$912,204
Federal Home Loan Mortgage Corporation (FHLMC)	2,428	4,006
Other investors	574	611
	943,981	916,821
Mortgage loans underlying pass-through securities—FNMA	25	37
	$944,006	$916,858

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $3.5 million and $2.4 million as of December 31, 2005 and 2004. There were no custodial balances on deposit with other financial institutions during 2005 and 2004.

An analysis of changes in mortgage servicing rights follows:

	2005	2004
	(In thousands)
Balance, beginning of year	$8,371	$7,792
Servicing rights originated and capitalized	1,909	2,229
Amortization	(2,758)	(2,739)
Valuation allowance due to changes in prepayment assumptions	2,257	1,089
	$9,779	$8,371

The fair value of the mortgage servicing rights was determined by an independent third-party broker of mortgage servicing rights. The values given by the broker were based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. Mortgage servicing rights were valued at $10.5 million at December 31, 2005. The key assumptions used to initially value the mortgage servicing rights recorded in 2005 and 2004 included a Prepayment Standard Assumption speed of 165% and 265% and a discount rate of 9.01% and 9.01%, respectively.

Note 6. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2005	2004
	(In thousands)
Land and land improvements	$3,820	$1,241
Buildings	15,482	19,176
Furniture and equipment	19,141	19,285
	38,443	39,702
Accumulated depreciation	(14,042)	(14,252)
	$24,401	$25,450

Depreciation on premises and equipment totaled $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003.

Note 7. Deposits

Deposits consisted of:

	December 31,
	2005	2004
	(In thousands)
Demand deposits, noninterest bearing	$41,651	$42,498
NOW and money market accounts	279,745	250,883
Savings deposits	259,344	247,867
Time certificates, $100,000 or more	294,583	190,723
Other time certificates	166,525	148,610
Total	$1,041,848	$880,581

At December 31, 2005, the scheduled maturities of time certificates were as follows:

(in thousands)
2006	$357,358
2007	45,203
2008	23,339
2009	7,893
2010	27,281
Thereafter	34
$461,108

The Company had no brokered deposits at December 31, 2005 or 2004.

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

Maturity Date	Rate	Type	Index	Principal due	2005	2004
					(In thousands)
01/03/2005	2.460	Fixed	—	At maturity	—	$2,000
01/03/2005	2.360	Fixed	—	At maturity	—	32,400
11/06/2006	3.923	Fixed	—	At maturity	$10,000	32,400
01/02/2007	4.121	Fixed	—	Monthly Amortization	3,517	6,627
01/02/2007	4.078	Fixed	—	Monthly Amortization	5,154	9,713
07/18/2008	3.221	Fixed	—	At maturity	40,000	40,000
03/22/2010	4.667	Fixed	—	At maturity	20,000	1,366
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,335	1,366
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008	7.250	Variable	Citibank Prime	Monthly Amortization	1,214	1,686
					$83,520	$96,092

The following is a summary of debt payments required for years after 2005. Included are payments for the ESOP debt of $471 thousand each year until maturity:

(In thousands)
2006	$18,493
2007	1,181
2008	305
2009	8,247
2010	10,617
Thereafter	44,677
$83,520

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2005:

	Trust I	Trust II	Trust III		Trust IV
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004		June 29, 2005
Amount of trust preferred securities issued	$10,000	$6,000	$6,000		$10,000
Rate on trust preferred securities	10.875%	9.95%	7.11% (variable	)	6.88%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034		November 23, 2035
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009		August 23, 2010
Common equity securities issued	$310	$186	$186		$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186		$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	7.11% (variable	)	6.88%

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

Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (“VIEs”) under Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Company implemented FIN 46 during the fourth quarter of 2003. Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are no longer included in the consolidated financial statements of the Company. The Company’s prior financial statements have been reclassified to de-consolidate the Company’s investment in the Trusts.

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

Issuance costs of $615 thousand related to the first three trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively. During 2005, 2004 and 2003, respectively, $20 thousand, $24 thousand and $18 thousand of these issuance costs were amortized. Unamortized issuance costs were $519 thousand, $539 thousand and $481 thousand at December 31, 2005, 2004 and 2003, respectively.

Dividends accrued and unpaid to securities holders totaled $494 thousand and $399 thousand on December 31, 2005 and 2004, respectively.

Note 10. Lease Commitments and Rental Expense

The Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2010. Lease payments for the years ended December 31, 2005, 2004 and 2003, totaled $112 thousand, $143 thousand and $165 thousand, respectively. Commitments for minimum future rentals under these operating leases were as follows at December 31, 2005:

(In thousands)
2006	$133
2007	127
2008	111
2009	100
2010	100
$571

Note 11. Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year. The employees interest in the ESOP vests over a period of seven years. The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP provides for annual discretionary contributions by the Company as determined by its Board of Directors. The Company’s discretionary contributions to the ESOP in 2005, 2004 and 2003 were approximately $462 thousand, $573 thousand and $463 thousand, respectively.

The ESOP had a note payable of $1.2 million outstanding with a local bank as of December 31, 2005. The note requires annual principal payments of $471 thousand with a final payment of principal on January 20, 2008. Interest is variable at Citibank Prime (7.25% at December 31, 2005) and is payable semi-annually. Collateral for this loan is in the form of Company stock owned by the ESOP and unallocated to the plan participants. Shares are released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. The note payable is recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

All shares held by the ESOP, which were acquired prior to the issuance of AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (SOP 93-6), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under SOP 93-6 for shares purchased prior to December 31, 1992. As permitted by SOP 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. As shares acquired after SOP 93-6 are released from collateral, the Company reports compensation expense equal to the current fair value of the shares, and the shares become outstanding for earnings-per-share computations.

Shares of the Company held by the ESOP that were acquired prior to December 31, 1992 totaled 268,289 and 292,782 shares at December 31, 2005 and 2004, respectively.

Shares of the Company held by the ESOP that were acquired after December 31, 1992 are as follows:

	December 31,
	2005	2004
Allocated shares	247,951	217,939
Shares committed to be released	26,075	27,876
Unallocated (unearned) shares	72,243	98,318
Total shares acquired after December 31, 1992	346,269	344,133
Estimated fair value of unallocated (unearned) shares	$2,023,000	$3,028,000

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2005, 2004 and 2003. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2005, 2004 and 2003 was $683 thousand, $1.0 million and $1.0 million, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no market. The put price is representative of the fair market value of the stock. The Company pays for the purchase within a five-year period. The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash. The fair value of the allocated shares subject to repurchase was $15.2 million and $16.6 million as of December 31, 2005 and 2004.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 12. Stock Option Plan

The Company has the 1998 Stock Option Plan and the 2005 Stock Incentive Plan created for the benefit of key management and select employees. Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Stock Incentive Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the fair value of the stock at the date of the grant, vest over three years and must be exercised within ten years of and pricing the date of grant. The following table summarizes data concerning stock options:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	333,836	$20.45	313,000	$19.29	252,000	$16.21
Granted	42,000	30.50	28,000	30.50	61,000	32.00
Exercised	(42,719)	9.23	(7,164)	9.00	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	333,117	$23.15	333,836	$20.45	313,000	$19.29

Exercisable at end of year	252,116	$20.67	251,169	$17.37	210,000	$15.18

Weighted average fair value per option of options granted during the year	$5.22		$5.51		$5.21

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9-$10.25	34,117	2.94	$10.25	34,117	$10.25
$16.00	42,000	3.95	16.00	42,000	16.00
$20-$22.00	126,000	5.96	20.67	126,000	20.67
$30.50	70,000	9.36	30.50	9,332	30.50
$32.00	61,000	7.96	32.00	40,667	32.00
	333,117		$23.15	252,116	$20.67

Note 13. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current income tax expense:
Federal	$5,658	$5,660	$5,193
State	983	974	850
Deferred income tax (benefit) expense:
Federal	468	(176)	1,493
State	60	(29)	258
Total income tax expense	$7,169	$6,429	$7,794

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005 Deferred		2004 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid Expenses	$122	—	—	—
Allowance for loan losses	3,500	—	$3,146	—
Mortgage servicing rights	—	$3,871	—	$3,147
Investment securities	—	86	—	41
Premises and equipment	—	1,436	—	1,327
Stock dividends on FHLB stock	—	365	—	312
Loans	100	—	128	—
Unrealized gain on securities available for sale	16	—	122	—
Accrued compensation	217	—	183	—
Employee stock ownership plan (ESOP) compensation	540	—	434	—
Other real estate owned (OREO)	53	—	132	—
Total deferred taxes	$4,548	$5,758	$4,145	$4,827

The net deferred tax liability of $1.2 million and $682 thousand in 2005 and 2004, respectively, was reported in other liabilities.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$6,695	35.00%	$5,886	35.00%	$7,228	35.00%
Net tax exempt interest income	(247)	(1.29)	(207)	(1.23)	(175)	(0.85)
Interest disallowance	23	0.12	20	0.12	20	0.10
Other, net	22	0.12	116	0.69	1	0.00
State income tax net of federal benefit	676	3.53	614	3.65	720	3.49
Provision for income taxes	$7,169	37.48%	$6,429	38.23%	$7,794	37.74%

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

At December 31, 2005 and 2004, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2005	December 31, 2004
	(In thousands)
Unfunded commitments under lines of credit	$182,641	$168,794
Commercial and standby letters of credit	37,436	33,319

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $33 thousand and $60 thousand as of December 31, 2005 and 2004, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2005 include commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

The Company originates single-family residential loans for sale pursuant to programs with the Federal National Mortgage Association (“FNMA”). At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to FNMA is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

At December 31, 2005 the Company had notional amounts of $4.0 million contracts with customers and $11.6 million contracts with FNMA in interest rate lock commitments outstanding related to loans being originated for sale. The related fair values of these commitments was an asset of $7 thousand and a liability of $26 thousand as of December 31, 2005.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $175.4 million and $165.7 million as of December 31, 2005 and 2004, respectively. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	At December 31,
	2005	2004
	(In thousands)
Fixed-rate (ranging from 4.0% to 10.5%)	$47,596	$68,231
Adjustable-rate	127,799	101,465
Total	$175,395	$165,696

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2005.

As of December 31, 2005, the Bank was “well capitalized” as defined by OCC regulations. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category subsequent to this time.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$116,734	11.67%	$80,041	8.00%	N/A	N/A
Bank only	112,691	11.30	79,816	8.00	$99,770	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	101,096	10.10	40,020	4.00	N/A	N/A
Bank only	103,848	10.41	39,908	4.00	59,862	6.00
Tier 1 capital (to average assets):
Consolidated	101,096	8.19	49,348	4.00	N/A	N/A
Bank only	103,848	8.43	49,255	4.00	61,569	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$102,994	11.59%	$71,079	8.00%	N/A	N/A
Bank only	95,577	10.78	70,940	8.00	$88,675	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	94,625	10.65	35,539	4.00	N/A	N/A
Bank only	87,208	9.83	35,470	4.00	53,205	6.00
Tier 1 capital (to average assets):
Consolidated	94,625	8.87	42,666	4.00	N/A	N/A
Bank only	87,208	8.19	42,596	4.00	53,246	5.00

N/A—not applicable

Note 17. Fair Value Information

Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument.

	Carrying Amount	Estimated Fair Value
	(In thousands)
December 31, 2005
Investments:
Available for sale	$91,231	$91,231
Held to maturity	26,612	26,565
Other investments	7,965	7,965
Loans, net	1,010,538	1,000,211
Mortgage servicing rights	9,779	10,486
Rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	7	7
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	26	26
Time deposits	461,108	459,967
Short- and long-term borrowings	82,306	78,756
Junior subordinated debt owed to unconsolidated trusts	32,992	38,958
Borrowings made by Employee Stock Ownership Plan (ESOP)	1,214	1,214

December 31, 2004
Investments:
Available for sale	$44,105	$44,105
Held to maturity	61,658	61,883
Other investments	7,480	7,480
Loans, net	885,954	888,070
Mortgage servicing rights	8,371	8,711
Rate lock commitments, mandatory forward delivery commitments and pair offs, net	8	8
Time deposits	339,333	339,178
Short- and long-term borrowings	94,406	93,323
Junior subordinated debt owed to unconsolidated trusts	22,682	27,110
Borrowings made by Employee Stock Ownership Plan (ESOP)	1,686	1,686

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

Note 18. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2005	2004
	(In thousands)
Assets
Cash	$4,079	$7,921
Investments in subsidiaries	106,100	89,766
Other assets	1,237	546
Total assets	$111,416	$98,233

Liabilities and Stockholders’ Equity
Dividends payable	$2,256	$2,050
Junior subordinated debt owed to unconsolidated trusts	32,992	22,682
Other liabilities	550	545
Stock owned by Employee Stock Ownership Plan (ESOP) participants	16,100	18,078
Stockholders’ equity	59,518	54,878
Total liabilities and stockholders’ equity	$111,416	$98,233

Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Dividends from subsidiaries	$6,366	$9,105	$5,879
Interest and other expense	(2,780)	(2,193)	(2,057)
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,586	6,912	3,822
Income tax benefit	1,065	843	794
Income before equity in undistributed net income of subsidiaries	4,651	7,755	4,616
Equity in undistributed net income of subsidiaries	7,309	2,634	8,242
Net income	$11,960	$10,389	$12,858

Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities
Net income	$11,960	$10,389	$12,858
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	20	24	18
Equity in undistributed net income of subsidiaries	(7,309)	(2,634)	(8,242)
Decrease (increase) in taxes receivable from subsidiaries	2	(1,733)	2,199
(Increase) decrease in other assets	(711)	2,454	(2,542)
(Decrease) increase in other liabilities	(346)	122	(276)
Increase in TPS accrued dividend payable	83	—	—
Tax benefit recognized for exercise of stock options	272	53	—
Net cash provided by operating activities	3,971	8,675	4,015
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(8,310)	(6,121)	—
Net cash (used in) investing activities	(8,310)	(6,121)	—

Cash Flows From Financing Activities
Purchase of treasury stock	(6,422)	(117)	—
Issuance of treasury stock	666	72	—
Dividends paid	(3,998)	(4,022)	(3,637)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(59)	(76)	(93)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,310	6,186	—
Net cash provided by (used in) financing activities	497	2,043	(3,730)
Net (decrease) increase in cash	(3,842)	4,597	285
Cash:
Beginning of year	7,921	3,324	3,039
End of year	$4,079	$7,921	$3,324

Note 19. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2005				Three Months Ended 2004
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$18,931	$17,554	$16,326	$15,098	$14,557	$13,741	$12,905	$13,088
Interest expense	7,812	7,193	6,144	5,179	4,655	4,304	4,053	4,081
Net interest income	11,119	10,361	10,182	9,919	9,902	9,437	8,852	9,007
Provision for loan losses	750	750	825	525	450	450	600	600
Net interest income after provision for loan losses	10,369	9,611	9,357	9,394	9,452	8,987	8,252	8,407
Other income	2,623	2,873	2,693	2,060	2,502	2,097	2,850	3,017
Other expense	6,995	6,905	8,293	7,658	7,958	7,809	5,450	7,529
Income before income taxes	5,997	5,579	3,757	3,796	3,996	3,275	5,652	3,895
Income taxes	2,220	2,205	1,316	1,428	1,544	1,147	2,293	1,445
Net income	$3,777	$3,374	$2,441	$2,368	$2,452	$2,128	$3,359	$2,450

Basic earnings per share	$0.57	$0.51	$0.37	$0.35	$0.36	$0.32	$0.50	$0.36

Diluted earnings per share	$0.57	$0.50	$0.37	$0.35	$0.36	$0.31	$0.49	$0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 40 of this Form 10-K.

Changes in Internal control over Financial Reporting.

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Director and Executive Officers of Registrant.

Information regarding Trinity’s directors and executive officers and our code of ethics appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons owning more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the forms filed and representations made to us by reporting persons concerning whether a Form 5 was required to be filed for 2005, we are not aware of any of our directors, executive officers or 10% shareholders who failed to comply with the filing requirements of Section 16(a) during the fiscal year ended December 31, 2005, with the exception the following late filings:

•                  Lewis A. Muir purchased 3,500 shares on December 6, 2004. This purchase was reported on a Form 4 filed March 18, 2005.

•                  Deborah U. Johnson purchased 1,000 shares on September 1, 2005. This purchase was reported on a Form 4 filed September 21, 2005.

•                  Jeffrey Howell purchased 100 shares on May 27, 2004. This purchase was reported on a Form 4 filed April 8, 2005.

•                  William C. Enloe was granted 28,000 option shares on August 16, 2005. This grant was reported on a Form 8-K filed on August 22, 2005 and a Form 4 filed on October 14, 2005.

•                  Steve W. Wells was granted 14,000 option shares on August 16, 2005. This grant was reported on a Form 8-K filed on August 22, 2005 and a Form 4 filed on October 14, 2005.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits. The following exhibits are filed as part of this Form 10-K:

3.1*	Articles of Incorporation of Trinity Capital Corporation

3.2*	Amended and Restated By-Laws of Trinity Capital Corporation

4.1*	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.2*	Indenture dated as of November 28, 2001 between Trinity Capital Corporation, Trinity Capital Trust II and Wilmington Trust Company

4.3**	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

10.1*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.2*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.3*	Los Alamos National Bank Employee Stock Ownership Plan

10.4*	Trinity Capital Corporation 1998 Stock Option Plan

10.5*	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.6**	Form of stock option grant agreement

10.7***	Trinity Capital Corporation 2005 Stock Incentive Plan

10.8***	Trinity Capital Corporation 2005 Deferred Income Plan

10.9**	Director fee schedule

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

* Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.

** Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

*** Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 16, 2006
William C. Enloe	and Director

/s/ Daniel R. Bartholomew
Daniel R. Bartholomew	Chief Financial Officer	March 16, 2006

/s/ George A. Cowan
George A. Cowan	Director	March 16, 2006

/s/ Jeffrey F. Howell
Jeffrey F. Howell	Chairman of the Board and Director	March 16, 2006

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 16, 2006

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 16, 2006

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 16, 2006

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 16, 2006

/s/ Stanley D. Primak
Stanley D. Primak	Director	March 16, 2006

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 16, 2006

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 16, 2006

/s/ Robert P. Worcester
Robert P. Worcester	Director	March 16, 2006