Form 10-Q
period 2006-03-31
TRINITY CAPITAL CORP
filed 2006-05-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

(505) 662-5171
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,588,717 shares of common stock, no par value, outstanding as of May 10, 2006.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$22,194	$24,547
Interest bearing deposits with banks	3,677	29,122
Federal funds sold and securities purchased under resell agreements	56	1,013
Cash and cash equivalents	25,927	54,682
Investment securities available for sale	85,729	91,231
Investment securities held to maturity, at amortized cost (fair value of $18,331 at March 31, 2006 and $26,565 at December 31, 2005)	18,357	26,612
Other investments	8,270	7,965
Loans (net of allowance for loan losses of $9,256 at March 31, 2006 and $8,842 at December 31, 2005)	1,041,411	1,010,538
Loans held for sale	15,183	7,588
Premises and equipment, net	24,096	24,401
Accrued interest receivable	6,720	7,321
Mortgage servicing rights, net	9,545	9,779
Other real estate owned	290	375
Other assets	3,394	3,524
Total assets	$1,238,922	$1,244,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$91,315	$79,030
Interest bearing	947,132	962,818
Total deposits	1,038,447	1,041,848
Short-term borrowings	16,704	10,000
Long-term borrowings	63,628	72,306
Junior subordinated debt owed to unconsolidated trusts	32,992	32,992
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	743	1,214
Accrued interest payable	4,086	4,047
Other liabilities	3,991	5,991
Total liabilities	1,160,591	1,168,398
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 629,327 shares and 614,558 shares at March 31, 2006 and December 31, 2005, respectively, at fair value; net of unearned ESOP shares of 45,697 shares and 72,243 shares at March 31, 2006 and December 31, 2005, respectively, at historical cost	16,008	16,100
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,588,717 and 6,554,559 at March 31, 2006 and December 31, 2005, respectively	6,836	6,836
Additional paid-in capital	957	922
Retained earnings	60,644	58,013
Accumulated other comprehensive loss	(321)	(273)
Total stockholders’ equity before treasury stock	68,116	65,498
Treasury stock, at cost, 222,386 shares and 229,998 shares at March 31, 2006 and December 31, 2005, respectively	(5,793)	(5,980)
Total stockholders’ equity	62,323	59,518
Total liabilities and stockholders’ equity	$1,238,922	$1,244,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Interest income:
Loans, including fees	$17,903	$14,222
Investment securities:
Taxable	991	656
Nontaxable	203	180
Federal funds sold and repurchase agreements	3	4
Other interest bearing deposits	132	20
Investment in unconsolidated trusts	22	16
Total interest income	19,254	15,098
Interest expense:
Deposits	6,542	3,981
Short-term borrowings	138	102
Long-term borrowings	680	577
Junior subordinated debt owed to unconsolidated trusts	728	519
Total interest expense	8,088	5,179
Net interest income	11,166	9,919
Provision for loan losses	1,900	525
Net interest income after provision for loan losses	9,266	9,394
Other income:
Mortgage loan servicing fees	640	602
Loan and other fees	709	588
Service charges on deposits	381	331
Gain on sale of loans	300	463
Other operating income	366	76
	2,396	2,060
Other expenses:
Salaries and employee benefits	4,425	4,058
Occupancy	857	799
Data processing	468	490
Marketing	437	324
Amortization and valuation of mortgage servicing rights	551	130
Supplies	201	209
Loss on sale of other real estate owned	198	518
Postage	157	170
Other	1,099	960
	8,393	7,658
Income before income taxes	3,269	3,796
Income taxes	1,168	1,428
Net income	$2,101	$2,368
Basic earnings per common share	$0.32	$0.35
Diluted earnings per common share	$0.32	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Cash Flows From Operating Activities
Net income	$2,101	$2,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	655	631
Net amortization of:
Mortgage servicing rights	674	694
Premiums and discounts on investment securities	(40)	293
Junior subordinated debt owed to unconsolidated trusts issuance costs	5	5
Provision for loan losses	1,900	525
Change in mortgage servicing rights valuation allowance	(123)	(564)
Loss on sale or disposal of premises and equipment	—	143
Federal Home Loan Bank (FHLB) stock dividends received	(59)	(41)
Gain on sale of loans	(300)	(463)
(Gain) Loss on disposal of other real estate owned	(15)	211
Write-down of value of other real estate owned	40	307
Decrease (increase) in other assets	726	(1,082)
Increase in other liabilities	341	1,005
Release of Employee Stock Ownership Plan (ESOP) shares	573	606
Net cash provided by operating activities before originations and gross sales of loans	6,478	4,638
Gross sales of loans held for sale	29,950	38,581
Origination of loans held for sale	(37,562)	(38,190)
Net cash (used in) provided by operating activities	(1,134)	5,029
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	5,490	2,025
Proceeds from maturities and paydowns of investment securities held to maturity	8,213	9,106
Proceeds from maturities and paydowns of investment securities, other	—	325
Purchase of investment securities, other	(246)	(125)
Proceeds from sale of other real estate owned	60	2,872
Loans funded, net of repayments	(32,773)	(40,084)
Purchases of premises and equipment	(350)	(198)
Proceeds from sale of premises and equipment	—	100
Net cash used in investing activities	(19,606)	(25,979)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	8,451	33,558
Net (decrease) increase in time deposits	(11,852)	47,950
Proceeds from issuances of borrowings	—	20,000
Repayment of borrowings	(1,974)	(36,295)
Repayment of ESOP debt	(471)	(472)
Purchase of treasury stock	(285)	(4,000)
Issuance of common stock for stock option plan	258	—
Dividend payments	(2,256)	(2,049)
Tax benefit recognized for exercise of stock options	114	—
Net cash (used in) provided by financing activities	(8,015)	58,692
Net (decrease) increase in cash and cash equivalents	$(28,755)	$37,742
Cash and cash equivalents:
Beginning of year	54,682	23,814
End of period	$25,927	$61,556
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$8,049	$5,113
Income taxes	(155)	404
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	—	475
Change in unrealized (loss) gain on investment securities, net of taxes	(48)	(111)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

                The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”) and Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisal”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”) and Trinity Capital Trust IV (“Trust IV”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

                The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements filed on Form 10-K.

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

Note 2. Comprehensive Income

                Comprehensive income includes net income, as well as the change in net unrealized (loss) gain on investment securities available for sale, net of tax. Comprehensive income was $2.1 million and $2.3 million for the three month periods ended March 31, 2006 and 2005, respectively.

Note 3. Earnings Per Share Data

                The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Unaudited; In thousands except for share and per share data)
Net income	$2,101	$2,368
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(224,268)	(99,238)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(51,122)	(78,619)
Weighted average common shares outstanding, net	6,581,410	6,678,943
Basic earnings per common share	$0.32	$0.35
Weighted average dilutive shares from stock option plan	39,289	98,879
Weighted average common shares outstanding including dilutive shares	6,620,699	6,777,822
Diluted earnings per common share	$0.32	$0.35

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

The changes in accounting replaced the existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged. See Note 12 below for the Company’s current application of SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allowed companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company), instead of the next reporting period that begins after June 15, 2005. The SEC’s new rule did not change the accounting required by SFAS No. 123R; it changed only the dates for compliance with the standard. The adoption of this standard decreased earnings for the Company by approximately $73 thousand during the first three months of 2006, and is projected to decrease income approximately $293 thousand for the entire year of 2006. The exact impact for 2006 and in the years following will be dependent upon stock options granted, the estimated value of these options and the vesting terms for the options granted.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new Standard, which is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard also: (1) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. FAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet determined which method to adopt under this standard, and the estimated impact on the Company’s financial statements is not yet known.

Note 5. Stock Option Plan

The Company has the 1998 Stock Option Plan and the 2005 Stock Incentive Plan created for the benefit of key management and select employees. Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Stock Incentive Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the fair value of the stock at the date of the grant, vest over three years and must be exercised within ten years of and pricing the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the fair value of the stock at the date of the grant, vest over five years and must be exercised within five years of and pricing the date of and pricing the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. The Company adopted this standard using the modified prospective transaction method. Prior to the adoption of SFAS 123(R), the Company measured stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized for options granted and vested before January 1, 2006.

Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vest after adoption of the new standard. The Company uses a Black-Sholes model to value the stock options on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights. Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company. Because share-based compensation vesting in the current periods were granted on a variety of dates, the assumptions are presented as ranges in those assumptions.

The following table details the assumptions used in by the Black-Sholes model for share-based compensation granted:

	Three Months Ended March 31,
	2006	2005
Stock price volatility	14.12%	—
Risk-free rate	4.35%	—
Expected dividends	2.29%	—
Expected term (in years)	5	—

A summary of stock option and stock appreciation right activity under the plans as of March 31, 2006, and changes during the first three months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	333,117	$23.15
Granted	84,000	28.00
Exercised	(18,178)	10.25
Forfeited or expired	—	—
Outstanding at March 31, 2006	398,939	$24.76	6.08	$1,735
Exerciseable at March 31, 2006	233,939	$21.48	1.38	$953

The weighted-average grant-date fair value of options granted during the three months ending March 31, 2006 was $4.33. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $21 thousand.

As of March 31, 2006, there was $782 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average vesting period of 4.0 years. There were no shares vested during the three months ending March 31, 2006. However, shares that will vest in August and December, 2006 have been ratably expensed in the amount of $73 thousand in the first three months of 2006.

The following pro forma information presents net income and earnings per share had the fair value medthod of SFAS No. 123 been used to measure compensation cost for stock option plans in the first quarter of 2005.

Three Months Ended March 31, 2005
(In thousands, except per share amounts)
Net income as reported	$2,368
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28
Pro forma net income	$2,340
Earnings per share:
Basic — as reported	$0.35
Basic — pro forma	$0.35
Diluted — as reported	$0.35
Diluted — pro forma	$0.35

Note 6. Short Term Borrowings

                The Company had $16.7 million in borrowings with maturities of less than one year as of March 31, 2006. As of December 31, 2005, the Company had Federal Home Loan Bank advances with maturities of less than one year of $10.0 million.

Note 7. Long Term Borrowings

                The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.6 million and $72.3 million as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 8. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2006:

	Trust I	Trust II	Trust III		Trust IV
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004		June 29, 2005
Amount of trust preferred securities issued	$10,000	$6,000	$6,000		$10,000
Rate on trust preferred securities	10.875%	9.95%	7.52% (variable	)	6.88%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034		November 23, 2035
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009		August 23, 2010
Common equity securities issued	$310	$186	$186		$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186		$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	7.52% (variable)		6.88%

 On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to Trinity in the amounts indicated above. The Trusts used the proceeds of the offerings of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by the Company, which have terms substantially similar to the trust preferred securities. The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred. Under the terms of the debentures, under certain circumstances of default or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company used the majority of the proceeds from the sale of the debentures to add to Tier 1 or Tier 2 capital in order to support its growth and to purchase treasury stock.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (“Tier I”) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2006, 81.6% of the trust preferred securities noted in the table above qualified as Tier I capital and 18.4% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to the first three trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively. During each of the three months ended March 31, 2006 and March 31, 2005, $5 thousand of these issuance costs were amortized. Unamortized issuance costs were $513 thousand and $519 thousand at March 31, 2006 and December 31, 2005, respectively. There were no issuance costs associated with the fourth trust preferred security issue.

Dividends accrued and unpaid to securities holders totaled $369 thousand and $286 thousand on March 31, 2006 and March 31, 2005, respectively.

Note 9. Commitments, Contingencies and Off-Balance Sheet Activities

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

                At March 31, 2006 and December 31, 2005, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2006	December 31, 2005
	(In thousands)
Unfunded commitments under lines of credit	$198,140	$182,641
Commercial and standby letters of credit	40,321	37,436

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

                Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At March 31, 2006 and December 31, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $94 thousand and $33 thousand as of March 31, 2006 and December 31, 2005, respectively, and are included in “other liabilities” on the Company’s balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This discussion is intended to focus on certain financial information regarding the Company and its subsidiaries and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2005. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Management is in the process of analyzing the methodology used in determining the allowance for loan losses which may result in future changes to the Company’s calculations and accruals. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of March 31, 2006, mortgage loans serviced for others totaled $943.5 million. The MSRs on these loans total $9.5 million as of March 31, 2006. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Balance at beginning of period	$11,009	$11,858
Servicing rights originated and capitalized	317	387
Amortization	(674)	(694)
	$10,652	$11,551

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Balance at beginning of period	$(1,230)	$(3,487)
Aggregate reductions credited to operations	123	643
Aggregate additions charged to operations	—	(79)
	$(1,107)	$(2,923)

Overview

The Company’s net income for the first three months of 2006 was $267 thousand less than the net income for the same period in 2005, a decrease of 11.3%. This was largely due to the provision for loan losses being $1.4 million higher in 2006 than in 2005, which was primarily as a result of the provision associated with a single commercial loan. Although this loan is currently performing, it was determined that due to a weakness in the financial position of this borrower that it was appropriate to provide for and subsequently charge off a portion of this loan. The increase in provision of $1.4 million was largely offset by an increase in net interest income of $1.2 million during the first three months of 2006 when compared to the same period in 2005. Total assets decreased slightly by $5.1 million (0.4%) from December 31, 2005 to March 31, 2006, with a shift in assets from cash and investment securities to loans. Total deposits decreased $3.4 million (0.3%) during the same period.

Results of Operations-Income Statement Analysis

                Net Income-General. Net income for the three months ended March 31, 2006 was $2.1 million, compared to $2.4 million for the same period of 2005. Diluted earnings per share decreased by $0.03 to $0.32 for the three months ended March 31, 2006 from $0.35 for the same period of 2005. This represented a decrease in earnings per share of 8.6%. This decrease was primarily due to an increase in the provision for loan losses of $1.4 million from 2005 to 2006, which was largely due to the provision associated with a single commercial loan. This increase in provision was largely offset by an increase in net interest income of $1.2 million, which was mostly due to an increase in both the volume of average earning assets and the rate earned on those earning assets. Other expenses increased $735 thousand, largely due to a smaller decrease in the valuation allowance on mortgage servicing rights and an increase in salaries and employee benefits. Non-interest income increased $336 thousand, primarily due to an increase in title insurance premium income and a change in the net gain (loss) on the disposal of fixed assets. The effect of those items, net of taxes, was a decrease in net income of $267 thousand for the first quarter of 2006 compared to the same period in 2005.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense, loss on other real estate owned, postage and other expenses.

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

                Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$1,037,684	$17,903	7.00%	$921,441	$14,222	6.26%
Taxable investment securities	100,363	991	4.00	89,509	656	2.97
Investment securities exempt from federal income taxes(3)	18,889	324	6.96	17,288	281	6.59
Federal funds sold	384	3	3.17	708	4	2.29
Other interest bearing deposits	12,499	132	4.28	3,618	20	2.24
Investment in unconsolidated trust subsidiaries	992	22	8.99	682	16	9.51
Total interest earning assets	1,170,811	19,375	6.71	1,033,246	15,199	5.97
Non-interest earning assets	59,778			69,706
Total assets	$1,230,589			$1,102,952
Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$84,772	$362	1.73%	$124,517	$326	1.06%
Savings deposits	407,407	1,740	1.73	374,263	1,045	1.13
Time deposits	455,040	4,440	3.96	378,205	2,610	2.80
Short-term borrowings	13,761	138	4.07	16,068	102	2.57
Long-term borrowings, including ESOP borrowings	69,539	680	3.97	62,917	577	3.72
Junior subordinated debt owed to unconsolidated trusts	32,992	728	8.95	22,682	519	9.28
Total interest bearing liabilities	1,063,511	8,088	3.08	978,652	5,179	2.15
Demand deposits—non-interest bearing	39,811			45,955
Other non-interest bearing liabilities	49,477			5,968
Stockholders’ equity, including stock owned by ESOP	77,790			72,377
Total liabilities and stockholders equity	$1,230,589			$1,102,952
Net interest income on a fully tax equivalent basis/interest rate Spread(4)		$11,287	3.63%		$10,020	3.82%
Net interest margin on a fully tax equivalent basis(5)			3.91%			3.93%
Net interest margin(5)			3.87%			3.89%

(1)          Includes non-accrual loans of $8.1 million and $5.4 million for March 31, 2006 and 2005 respectively.

(2)          Interest income includes loan origination fees of $737 thousand and $682 thousand for the three months ended March 31, 2006 and 2005, respectively.

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

For the first quarter of 2006, net interest income on a fully tax equivalent basis increased $1.3 million to $11.3 million from $10.0 million for the first quarter of 2005. The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $4.2 million (27.5%), while interest expense increased $2.9 million (56.2%). Interest income on a fully tax equivalent basis increased due in part to an increase in average earning assets of $137.6 million (13.3%), which accounted for $2.1 million of the increase. In addition, the yield on earning assets on a fully tax equivalent basis increased 74 basis points, which accounted for another $2.1 million of the increase. Interest expense increased primarily due to an increase on the cost of interest-bearing liabilities of 93 basis points, which accounted for $2.1 million of the increase. Average interest-bearing liabilities increased $84.9 million (8.7%), accounting for $851 thousand of the increase in interest expense. The net interest margin expressed in a fully tax equivalent basis decreased 2 basis points to 3.91% for the first three months of 2006 from 3.93% during the same period in 2005.

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

	Three Months Ended March 31,
	2006 Compared to 2005
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,904	$1,777	$3,681
Taxable investment securities	86	249	335
Investment securities exempt from federal income taxes(1)	27	16	43
Federal funds sold	(3)	2	(1)
Other interest bearing deposits	82	30	112
Investment in unconsolidated trust subsidiaries	6	—	6
Total increase (decrease) in interest income	2,102	2,074	4,176
Interest Bearing Liabilities:
NOW and money market deposit accounts	(126)	162	36
Savings deposits	100	595	695
Time deposits	602	1,228	1,830
Short-term borrowings	(17)	53	36
Long-term borrowings	63	40	103
Junior subordinated debt owed to unconsolidated trusts	229	(20)	209
Total increase (decrease) in interest expense	851	2,058	2,909
Increase (decrease) in net interest income	$1,251	$16	$1,267

(1)          Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

Other Income. Changes in other income between the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$640	$602	$38
Loan and other fees	709	588	121
Service charges on deposits	381	331	50
Gain on sale of loans	300	463	(163)
Other operating income	366	76	290
	$2,396	$2,060	$336

In the first quarter of 2006, other income increased by $336 thousand (16.3%) to $2.4 million from $2.1 million for the first quarter of 2005. Other operating income increased $290 thousand primarily due to an increase in title insurance premium income ($261 thousand). Title insurance premiums increased due to an increased volume of title insurance business in both the Los Alamos and Santa Fe operations of Title Guaranty. Gain on sale of loans decreased $163 thousand due to the continued drop in mortgage loan refinancing activity and smaller premiums recognized on loans sold. This drop was expected in light of the Federal Reserve’s actions in raising the federal funds rates 200 basis points between the two periods, and was experienced across the financial services industry. Loans and other fees increased $121 thousand due to an increase in trust-related fees ($56 thousand) and an increase in ATM switch fees ($29 thousand).

                Other Expenses. Changes in other expenses between the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,425	$4,058	$367
Occupancy	857	799	58
Data processing	468	490	(22)
Marketing	437	324	113
Amortization and valuation of mortgage servicing rights	551	130	421
Supplies	201	209	(8)
Loss on sale of other real estate owned	198	518	(320)
Postage	157	170	(13)
Other	1,099	960	139
	$8,393	$7,658	$735

For the first quarter of 2006, other expenses increased $735 thousand (9.6%) to $8.4 million in 2006 from $7.7 million in the first quarter of 2005. Amortization and valuation of mortgage servicing rights increased $421 thousand due to the decrease in the valuation allowance of $564 thousand in 2005 compared to a decrease of only $123 thousand in 2006. Salaries and employee benefits increased $367 thousand (9.0%) due to the expensing of stock options and stock appreciation rights for the first time as a result of changes in accounting standards ($73 thousand) and a shift from lower-compensated employees to higher-compensated employees. This shift was due to an effort to hire and retain more highly skilled employees in order to improve the efficiency of operations. Loss on sale of other real estate owned decreased $320 thousand (61.8%) due to large other real estate owned losses in 2005 that were not realized in 2006.

Income Taxes. In the first three months of 2006, income tax expense decreased by $260 thousand (18.2%) from the previous year to a total of $1.2 million from $1.4 million. This was due in part to lower taxable income in 2006 compared to 2005, as well as a lower effective tax rate (35.7% compared to 37.6%). This lower effective tax rate was due to the exercise of stock options in the first quarter of 2006 that decreased taxable income, but not book income.

Financial Condition-Balance Sheet Analysis

General. Total assets at March 31, 2006 were $1.2 billion, a decrease of $5.1 million (0.4%) from December 31, 2005. Net loans increased $31.0 million (3.1%) during 2006, cash and cash equivalents decreased $28.8 million (52.6%) and investments decreased $13.5 million (10.7%). During the same period, total liabilities decreased slightly by $7.8 million (0.7%) remaining at $1.2 billion at March 31, 2006. The decrease in total liabilities was primarily due to a decrease in total deposits of $3.4 million (0.3%) and a decrease in borrowings (including borrowings made by the Employee Stock Ownership Plan) of $2.4 million (2.9%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $2.7 million (3.6%) to $78.3 million on March 31, 2006 compared to $75.6 million on December 31, 2005.

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

                The following tables set forth the amortized cost and fair value of securities by accounting classification category and by type of security as indicated:

	At March 31, 2006		At December 31, 2005		At March 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities Available for Sale:
U.S. Government agencies	$80,290	$79,793	$85,687	$85,289	$40,088	$39,616
States and political subdivisions	5,973	5,931	5,984	5,937	2,198	2,165
Equity securities	1	5	1	5	1	5
Total investment securities available for sale	$86,264	$85,729	$91,672	$91,231	$42,287	$41,786
Investment securities Held to Maturity:
U.S. Government agencies	$5,521	$5,504	$13,687	$13,647	$37,324	$37,305
States and political subdivisions	12,836	12,827	12,925	12,918	15,053	15,079
Total investment securities held to maturity	$18,357	$18,331	$26,612	$26,565	$52,377	$52,384
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$7,278	$7,278	$6,973	$6,973	$6,639	$6,639
Investment in unconsolidated trusts	992	992	992	992	682	682
Total other investments	$8,270	$8,270	$7,965	$7,965	$7,321	$7,321

                Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2006		At December 31, 2005		At March 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$96,298	9.15%	$93,579	9.16%	$93,549	9.99%
Commercial real estate	387,940	36.84	379,884	37.19	365,805	39.09
Residential real estate	317,210	30.12	313,693	30.71	288,515	30.82
Construction real estate	197,307	18.74	178,068	17.43	136,375	14.57
Installment and other	54,238	5.15	56,309	5.51	51,770	5.53
Total loans	1,052,993	100.00	1,021,533	100.00	936,014	100.00
Unearned income	(2,326)		(2,153)		(2,287)
Gross loans	1,050,667		1,019,380		933,727
Allowance for loan losses	(9,256)		(8,842)		(8,689)
Net loans	$1,041,411		$1,010,538		$925,038

                 Net loans increased $116.4 million (12.6%) to $1.0 billion at March 31, 2006 from $925.0 million at March 31, 2005. The increase was due primarily to growth in the Company’s construction real estate, residential real estate and commercial real estate loan portfolios. This growth as been due to a combination of a strengthening local economy, more activity generated from our newest Santa Fe office and increased marketing of our loan products.

                Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2006	At December 31, 2005	At March 31, 2005
	(Dollars in thousands)
Non-accruing loans	$8,468	$8,037	$5,580
Loans 90 days or more past due, still accruing interest	—	—	4
Total non-performing loans	8,468	8,037	5,584
Other real estate owned	290	375	3,523
Other repossessed assets	79	27	19
Total non-performing assets	$8,837	$8,439	$9,126
Total non-performing loans to total loans	0.80%	0.79%	0.60%
Allowance for loan losses to non-performing loans	109.31%	110.02%	155.61%
Total non-performing assets to total assets	0.71%	0.68%	0.80%

                At March 31, 2006, total non-performing assets decreased $289 thousand (3.2%) to $8.8 million from $9.1 million at March 31, 2005 due to decreases in other real estate owned of $3.2 million, which was partially offset by increases in non-performing loans of $2.9 million. The decreases in other real estate owned was primarily due to the sale of two large residential properties held in other real estate owned totaling $3.0 million. Non-performing loans increased primarily due to a $5.8 million commercial loan that was placed on non-accrual status in 2005 (of which $1.5 million was charged off and $200 thousand received in payment) and an $830 thousand commercial loan that was placed on non-accrual status in 2006. This was partially offset by a $2.4 million commercial real estate loan that was on non-accrual status on March 31, 2005 but collected in full by the end of 2005.

                At March 31, 2006, total non-performing assets increased $398 thousand (4.7%) to $8.8 million from $8.4 million at December 31, 2005, primarily due to increases in non-performing loans of $431 thousand, due to $1.4 million in loans being placed on non-accrual, which was partially offset by $968 thousand being charged off or paid on existing non-accrual loans.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Management is in the process of analyzing the methodology used in determining the allowance for loan losses which may result in future changes to the Company’s calculations and accruals. In addition, as an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

                The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$8,842	$8,367
Provision for loan losses	1,900	525
Charge-offs	(1,569)	(238)
Recoveries	83	35
Net charge-offs	(1,486)	(203)
Balance at end of period	$9,256	$8,689
Gross loans at end of period	$1,050,667	$933,727
Ratio of allowance to total loans	0.88%	0.93%
Ratio of net charge-offs to average loans(1)	0.58%	0.09%

(1)            Net charge-offs are annualized for the purposes of this calculation.

                Net charge-offs for the three months ended March 31, 2006 totaled $1.5 million, an increase of $1.3 million (632.0%) from $203 thousand from the three months ended March 31, 2005. The majority of the charge-offs were commercial loans. Additionally the provision for loan losses increased for the three months ended March 31, 2006 from the three months ended March 31, 2005, due to management’s analysis of current non-performing loans. Specifically, $1.0 million of the additional provision was made for a single large commercial loan, of which $950 thousand was subsequently charged-off.

                The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2006		At December 31, 2005		At March 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,266	9.15%	$2,934	9.16%	$4,398	9.99%
Commercial and residential real estate	2,581	66.96	3,086	67.90	2,508	69.91
Construction real estate	2,381	18.74	1,993	17.43	995	14.57
Installment and other	1,001	5.15	813	5.51	754	5.53
Unallocated	27	N/A	16	N/A	34	N/A
Total	$9,256	100.00%	$8,842	100.00%	$8,689	100.00%

N/A—not applicable

                The portion of the allocation that was based upon historical loss experience decreased by $847 thousand (35.6%) in 2006, from $2.4 million on March 31, 2005 to $1.5 million on March 31, 2006. This was largely due to a decrease in the allocation for commercial loans of $934 thousand and a decrease in the allocation for construction real estate loans of $394 thousand. These decreases were partially offset by an increase in the allocation for installment and other loans of $493 thousand. Concentration allocation increased $882 thousand (15.7%), from $5.6 million on March 31, 2005 to $6.5 million on March 31, 2006. This was due to an increase in the allocation for construction real estate loans of $1.8 million, which was partially offset by a lower allocation in commercial loans of $981 thousand. The allocation for specifically identified loans increased by $538 thousand (81.0%), from $664 thousand on March 31, 2005 to $1.2 million on March 31, 2006. Two commercial loans totaling $1.2 million accounted for this increase, which was partially offset by decreases in all other categories.

We expect continued growth in our loan portfolio due to a stable local economy, a stabilized Laboratory budget of over $2.2 billion and anticipated continued increases in interest rates. We anticipate the volume of commercial real estate and construction loans to increase as the construction industry strengthens and the New Mexico economy continues to improve by attracting new business to the state. Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand picking up due to new business looking to expand within the state. The housing market for homes below $500 thousand remains strong and we believe that market will remain constant in the near future. We expect residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were substantially more in the first three months of 2006 than in the same period in 2005. This was primarily due to an increase in commercial charge-offs in 2006 due to the single large commercial loan discussed above.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Company analyzes its process regularly, with modifications made, if needed, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

                The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At March 31, 2006	At December 31, 2005	At March 31, 2005
	(Dollars in thousands)
Loans classified as:
Substandard	$14,352	$14,484	$12,431
Doubtful	1,248	1,414	546
Total adversely classified loans	15,600	15,898	12,977
Other real estate owned	290	375	3,523
Other repossessed assets	79	27	19
Total adversely classified assets	$15,969	$16,300	$16,519
Special mention loans	$11,383	$14,836	$23,713

               Total adversely classified assets decreased $550 thousand (3.3%) from March 31, 2005 to March 31, 2006. The main reason for the decrease was a decrease of $3.2 million in other real estate owned. This was partially offset by an increase in substandard loans of $1.9 million and an increase in doubtful loans of $702 thousand. Special mention loans decreased $12.3 million (52.0%) between March 31, 2005 and March 31, 2006, primarily due to a reduction of commercial real estate loans residing in the risk category.

                Sources of Funds

                 Liquidity and Sources of Capital

                The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash (used in) provided by operating activities was $(1.1) million and $5.0 million for the three months ended March 31, 2006 and 2005 respectively. Net cash provided by operating activities decreased $6.1 million in the first three months of 2006 compared to the first three months of 2005 largely due to an increase in the origination of loans held for sale, net of sales, by $8.0 million over the first three months of 2005. This was partially offset by a decrease in cash used by other assets of $1.8 million. Net cash used in investing activities was $(19.6) million and $(26.0) million for the three months ended March 31, 2006 and 2005, respectively. The $6.4 million decrease in cash used by investing activities was largely due to a drop in loans funded, net of repayments, of $7.3 million. Net cash (used in) provided by financing activities was $(8.0) million and $58.7 million for the three months ended March 31, 2006 and 2005, respectively. The $66.7 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $84.9 million from the first three months of 2006 compared to the first three months of 2005, which was partially offset by a decrease in cash used by borrowings (net of repayments) of $14.3 million and a decrease in the purchase of treasury stock of $3.7 million.

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

At March 31, 2006, the Company’s total risk-based capital ratio was 11.69%, the Tier 1 capital to risk-weighted assets ratio was 10.22%, and the Tier 1 capital to average assets ratio was 8.49%. At December 31, 2005, the Company’s total risk-based capital ratio was 11.67%, the Tier 1 capital to risk-weighted assets ratio was 10.10%, and the Tier 1 capital to average assets ratio was 8.19%.

At March 31, 2006, the Bank’s total risk-based capital ratio was 11.37%, the Tier 1 capital to risk-weighted assets ratio was 10.46%, and the Tier 1 capital to average assets ratio was 8.69%. At December 31, 2005, the Bank’s total risk-based capital ratio was 11.30%, the Tier 1 capital to risk-weighted assets ratio was 10.41%, and the Tier 1 capital to average assets ratio was 8.43%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005, the Company’s book value per common share was $11.88 and $11.54, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2006, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to 11 months.

	Time to Maturity or Repricing
As of March 31, 2006:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$494,196	$444,052	$58,225	$54,194	$1,050,667
Loans held for sale	15,183	—	—	—	15,183
Investment securities	16,295	38,750	48,128	8,191	111,364
Securities purchased under agreements to resell	56	—	—	—	56
Interest bearing deposits with banks	3,677	—	—	—	3,677
Investment in unconsolidated trusts	186	—	—	806	992
Total interest earning assets	$529,593	$482,802	$106,353	$63,191	$1,181,939
Interest Bearing Liabilities:
NOW and money market deposit accounts	$126,605	$115,172	—	—	$241,777
Savings deposits	169,018	87,081	—	—	256,099
Time deposits	137,097	223,103	87,159	1,897	449,256
Short- and long-term borrowings	1,993	14,735	18,919	44,685	80,332
Borrowings made by ESOP to outside parties	743	—	—	—	743
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	26,806	32,992
Total interest bearing liabilities	$441,642	$440,091	$106,078	$73,388	$1,061,199
Rate sensitive assets (RSA)	$529,593	$1,012,395	$1,118,748	$1,181,939	$1,181,939
Rate sensitive liabilities (RSL)	441,642	881,733	987,811	1,061,199	1,061,199
Cumulative GAP (GAP=RSA-RSL)	87,951	130,662	130,937	120,740	120,740
RSA/Total assets	42.75%	81.72%	90.30%	95.40%	95.40%
RSL/Total assets	35.65%	71.17%	79.73%	85.66%	85.66%
GAP/Total assets	7.10%	10.55%	10.57%	9.74%	9.74%
GAP/RSA	16.61%	12.91%	11.70%	10.22%	10.22%

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

                Based on simulation modeling at March 31, 2006 and December 31, 2005, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At March 31, 2006		At December 31, 2005
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(3,357)	(7.50)%	$(3,093)	(7.21)%
+ 1.00	(591)	(1.32)	(948)	(2.21)
(1.00)	1,020	2.28	1,047	2.44
(2.00)	1,137	2.54	721	1.68

                Our simulations used assume the following:

1.           Changes in interest rates are immediate.

2.           It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2006.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting.

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

                Neither Trinity, the Bank, Title Guaranty, TCC Appraisal Services, TCC Advisors or TCC Funds are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors appearing in Trinity’s Form 10-K for the year-ending 2005 filed with the Securities and Exchange Commission on March 16, 2006 beginning on page 9. There have been no material changes to the risk factors as previously disclosed in Trinity’s Form 10-K.

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

TRINITY CAPITAL CORPORATION

Date: May 10, 2006	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer