Form 10-K/A
period 2005-12-31
TRINITY CAPITAL CORP
filed 2006-07-25
CIK 99771

As filed with the Securities and Exchange Commission on July 25, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 10, 2006, there were 6,587,249 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Trinity Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of including the Company’s Report of Independent Registered Public Accounting Firm that it received from Neff & Ricci LLP for its fiscal years ended December 31, 2004 and 2003. This report was inadvertently excluded from the Company’s original Form 10-K filing on March 16, 2006.

The Company is also attaching a consent from its independent registered public accounting firm as well as certifications executed as of the date of this Form 10-K/A from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. Part IV of Form 10-K/A reflects the changes to the exhibits.

Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2006. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

Moss Adams LLP

Albuquerque, New Mexico

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Trinity Capital Corporation:

We have audited the accompanying consolidated balance sheet of Trinity Capital Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements present fairly, in all material respects, the financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits. The following exhibits are filed as part of this Form 10-K:

3.1*	Articles of Incorporation of Trinity Capital Corporation

3.2*	Amended and Restated By-Laws of Trinity Capital Corporation

4.1*	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.2*	Indenture dated as of November 28, 2001 between Trinity Capital Corporation, Trinity Capital Trust II and Wilmington Trust Company

4.3**	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4****	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

10.1*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.2*	Employment Agreement dated March 24, 1998 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.3*	Los Alamos National Bank Employee Stock Ownership Plan

10.4*	Trinity Capital Corporation 1998 Stock Option Plan

10.5*	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.6**	Form of stock option grant agreement

10.7***	Trinity Capital Corporation 2005 Stock Incentive Plan

10.8***	Trinity Capital Corporation 2005 Deferred Income Plan

10.9**	Director fee schedule

21.1****	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

* Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.

** Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

*** Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005

**** Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2006	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer