Form 10-Q
period 2006-06-30
TRINITY CAPITAL CORP
filed 2006-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,579,249 shares of common stock, no par value, outstanding as of August 3, 2006.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(Amounts in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$29,014	$24,547
Interest bearing deposits with banks	81	29,122
Federal funds sold and securities purchased under resell agreements	137	1,013
Cash and cash equivalents	$29,232	54,682
Investment securities available for sale	78,575	91,231
Investment securities held to maturity, at amortized cost (fair value of $15,223 at June 30, 2006 and $26,565 at December 31, 2005)	15,242	26,612
Other investments	8,800	7,965
Loans (net of allowance for loan losses of $10,116 at June 30, 2006 and $8,842 at December 31, 2005)	1,088,830	1,010,538
Loans held for sale	6,093	7,588
Premises and equipment, net	23,909	24,401
Accrued interest receivable	7,570	7,321
Mortgage servicing rights, net	9,564	9,779
Other real estate owned	290	375
Other assets	3,267	3,524
Total assets	$1,271,372	$1,244,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$92,860	$79,030
Interest bearing	951,228	962,818
Total deposits	1,044,088	1,041,848
Short-term borrowings	41,416	10,000
Long-term borrowings	63,620	72,306
Junior subordinated debt owed to unconsolidated trusts	32,992	32,992
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	743	1,214
Accrued interest payable	4,197	4,047
Other liabilities	5,293	5,991
Total liabilities	1,192,349	1,168,398
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 623,319 shares and 614,558 shares at June 30, 2006 and December 31, 2005, respectively, at fair value; net of unearned ESOP shares of 45,697 and 72,243 shares at June 30, 2006 and December 31, 2005, respectively, at historical cost	16,628	16,100
Commitments and contingencies
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,577,756 and 6,554,559 at June 30, 2006 and December 31, 2005, respectively	6,836	6,836
Additional paid-in capital	1,021	922
Retained earnings	61,114	58,013
Accumulated other comprehensive (loss)	(465)	(273)
Total stockholders’ equity before treasury stock	68,506	65,498
Treasury stock, at cost, 233,347 shares and 229,998 shares at June 30, 2006 and December 31, 2005, respectively	(6,111)	(5,980)
Total stockholders’ equity	62,395	59,518
Total liabilities and stockholders’ equity	$1,271,372	$1,244,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2006 and 2005

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income:
Loans, including fees	$19,712	$15,475	$37,615	$29,697
Investment securities:
Taxable	909	574	1,900	1,230
Nontaxable	199	179	402	359
Federal funds sold	2	4	5	8
Other interest bearing deposits	21	79	153	99
Investment in unconsolidated trusts	22	15	44	31
Total interest income	20,865	16,326	40,119	31,424
Interest expense:
Deposits	7,448	4,761	13,990	8,742
Short-term borrowings	281	21	419	123
Long-term borrowings	628	826	1,308	1,403
Junior subordinated debt owed to unconsolidated trusts	736	536	1,464	1,055
Total interest expense	9,093	6,144	17,181	11,323
Net interest income	11,772	10,182	22,938	20,101
Provision for loan losses	900	825	2,800	1,350
Net interest income after provision for loan losses	10,872	9,357	20,138	18,751
Other income:
Mortgage loan servicing fees	667	659	1,307	1,261
Loan and other fees	812	709	1,521	1,297
Service charges on deposits	397	368	778	699
Gain on sale of loans	591	638	891	1,101
Other operating income	436	319	802	395
	2,903	2,693	5,299	4,753
Other expenses:
Salaries and employee benefits	4,423	3,963	8,848	8,021
Occupancy	828	794	1,685	1,593
Data processing	427	415	895	905
Marketing	504	406	941	730
Amortization and valuation of mortgage servicing rights	471	934	1,022	1,064
Supplies	149	191	350	400
Loss on sale of other real estate owned	34	308	232	827
Postage	146	140	303	310
Other	1,351	1,142	2,450	2,101
	8,333	8,293	16,726	15,951
Income before income taxes	5,442	3,757	8,711	7,553
Income taxes	2,100	1,316	3,268	2,744
Net income	$3,342	$2,441	$5,443	$4,809
Basic earnings per common share	$0.51	$0.37	$0.83	$0.72
Diluted earnings per common share	$0.50	$0.36	$0.82	$0.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash Flows From Operating Activities
Net income	$5,443	$4,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,257
Net amortization of:
Mortgage servicing rights	1,356	1,380
Premiums and discounts on investment securities	(109)	535
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	10
Provision for loan losses	2,800	1,350
Recovery of mortgage servicing rights	(334)	(316)
Loss on disposal of premises and equipment	14	143
Federal Home Loan Bank (FHLB) stock dividends received	(126)	(90)
Gain on sale of loans	(891)	(1,101)
(Gain) loss on disposal of other real estate owned	(15)	125
Write-down of value of other real estate owned	40	702
Decrease in other assets	(2)	(1,552)
Decrease in other liabilities	(402)	(185)
Release of Employee Stock Ownership Plan (ESOP) shares	633	877
Net cash provided by operating activities before originations and gross sales of loans	9,684	7,944
Gross sales of loans held for sale	76,883	83,638
Origination of loans held for sale	(75,304)	(86,393)
Net cash provided by operating activities	11,263	5,189
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	12,490	4,355
Proceeds from maturities and paydowns of investment securities, held to maturity	11,311	18,244
Proceeds from maturities and paydowns of investment securities, other	—	325
Purchase of investment securities other	(709)	(678)
Proceeds from sale of other real estate owned	60	3,432
Loans funded, net of repayments	(81,092)	(102,127)
Purchases of premises and equipment	(789)	(1,038)
Proceeds from sale of premises and equipment	—	100
Net cash (used in) investing activities	(58,729)	(77,387)
Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(671)	9,831
Net increase in time deposits	2,911	80,390
Proceeds from issuances of borrowings	26,700	30,000
Repayment of borrowings	(3,970)	(38,210)
Repayment of ESOP debt	(471)	(472)
Proceeds from issuance of trust preferred securities	—	10,310
Purchase of treasury stock	(840)	(4,422)
Issuance of common stock for stock option plan	442	1,046
Dividend payments	(2,256)	(2,049)
Tax benefit recognized for exercise of stock options	171	(497)
Net cash provided by financing activities	22,016	85,927
Net (decrease) increase in cash and cash equivalents	(25,450)	13,729
Cash and cash equivalents:
Beginning of year	54,682	23,814
End of period	$29,232	$37,543
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17.031	$10,907
Income taxes	2,549	3,247
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	—	475
Dividends declared, not yet paid	2,252	2,012
Change in unrealized gain on investment securities, net of taxes	(192)	(51)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisal”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”) and Trinity Capital Trust IV (“Trust IV”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below).  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements filed on Form 10-K, as amended.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $3.2 million and $2.5 million for the three month periods ended June 30, 2006 and 2005, respectively, and $5.3 million and $4.9 million for the six month periods ended June 30, 2006 and 2005, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited; in thousands, except share and per share data)
Net income	$3,342	$2,441	$5,443	$4,809
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(229,877)	(174,337)	(227,088)	(136,995)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(45,666)	(73,346)	(48,379)	(75,968)
Weighted average common shares outstanding, net	6,581,257	6,609,117	6,581,333	6,643,837
Basic earnings per common share	$0.51	$0.37	$0.83	$0.72
Weighted average dilutive shares from stock option plan	37,457	95,653	37,865	97,257
Weighted average common shares outstanding including dilutive shares	6,618,714	6,704,770	6,619,198	6,741,094
Diluted earnings per common share	$0.50	$0.36	$0.82	$0.71

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allowed companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company), instead of the next reporting period that begins after June 15, 2005. The SEC’s new rule did not change the accounting required by SFAS No. 123R; it changed only the dates for compliance with the standard. The adoption of this standard as of January 1, 2006 decreased earnings for the Company by approximately $147 thousand during the first six months of 2006, and is projected to decrease income approximately $293 thousand for the entire year of 2006. The exact impact for 2006 and in the years following will be dependent upon stock options granted, the estimated value of these options and the vesting terms for the options granted.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new Standard, which is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  The standard also: (1) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement.  SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management has not yet determined which method to adopt under this standard, and the estimated impact on the Company’s financial statements is not yet known.

In June 2005, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted.  Management does not believe that adoption of this interpretation will have a material impact on the Company’s financial statements.

Note 5.  Stock Option Plan

The Company’s 1998 Stock Option Plan and 2005 Stock Incentive Plan were created for the benefit of key management and select employees. Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Stock Incentive Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.  Both of these plans were approved by the Company’s shareholders.  The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the fair value of the stock at the date of the grant, vest over three years and must be exercised within ten years of the date of grant.  Stock appreciation rights granted after December 31, 2005 were also granted at or above the fair value of the stock at the date of the grant and mature at five years.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95.  The Company adopted this standard using the modified prospective transition method.  Prior to the adoption of SFAS 123(R), the Company measured stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation cost was recognized for options granted and vested before January 1, 2006.

Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vest after adoption of the new standard.  The Company uses the Black-Sholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights.  Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price.  Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company.  Because share-based compensation vesting in the current periods were granted on a variety of dates, the assumptions are presented as ranges in those assumptions.

The following table details the assumptions used in the Black-Sholes model for share-based compensation granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Stock price volatility	—	—	14.12%	—
Risk-free rate	—	—	4.35%	—
Expected dividends	—	—	2.29%	—
Expected term (in years)	—	—	5	—

A summary of stock option and stock appreciation right activity under the plans as of June 30, 2006, and changes during the first six months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	333,117	$23.15
Granted	84,000	28.00
Exercised	(27,282)	10.88
Forfeited or expired	(3,500)	28.00
Outstanding at June 30, 2006	386,335	$25.03	5.92	$1,696
Exerciseable at June 30, 2006	224,835	$21.86	5.47	$929

There were no options granted during the three months ending June 30, 2006.  The weighted-average grant-date fair value of options granted during the six months ending June 30, 2006 was $4.33.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $46 thousand.

As of June 30, 2006, there was $732 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average vesting period of 4.0 years.  There were no shares vested during the six months ending June 30, 2006.  However, shares that will vest in August and December, 2006 have been ratably expensed in the amount of $74 thousand in the second quarter and $147 thousand in the first six months of 2006.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in the second quarter and first six months of 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net income as reported	$2,441	$4,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	57
Pro forma net income	$2,413	$4,752
Earnings per share:
Basic — as reported	$0.37	$0.72
Basic — pro forma	$0.37	$0.72
Diluted — as reported	$0.36	$0.71
Diluted — pro forma	$0.36	$0.70

Note 6.  Short Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates of less than one year of $41.4 million and $10.0 million as of June 30, 2006 and December 31, 2005, respectively.

Note 7.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.6 million and $72.3 million as of June 30, 2006 and December 31, 2005, respectively.  As of June 30, 2006, the advances had fixed interest rates ranging from 3.22% to 6.34%.

Note 8.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2006:

	Trust I	Trust II	Trust III	Trust IV
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004	June 29, 2005
Amount of trust preferred securities issued	$10,000	$6,000	$6,000	$10,000
Rate on trust preferred securities	10.875%	9.95%	7.93% (variable)	6.88%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034	November 23, 2035
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009	August 23, 2010
Common equity securities issued	$310	$186	$186	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	7.93% (variable)	6.88%

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by the Company, which have terms substantially similar to the trust preferred securities.  The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred.  Under the terms of the debentures, under certain circumstances of default or if the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  The Company used the majority of the proceeds from the sale of the debentures to add to Tier 1 or Tier 2 capital in order to support its growth and to purchase treasury stock.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of June 30, 2006, 82.3% of the trust preferred securities noted in the table above qualified as Tier I capital and 17.7% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to the first three trust preferred securities issues were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During each of the three month periods ended June 30, 2006 and 2005, $5 thousand of these issuance costs were amortized.  During each of the six month periods ended June 30, 2006 and 2005, $10 thousand of these issuance costs were amortized.  Unamortized issuance costs were $513 thousand and $519 thousand at June 30, 2006 and December 31, 2005, respectively.  There were no issuance costs associated with the fourth trust preferred security issue.

Dividends accrued and unpaid to securities holders totaled $369 thousand and $418 thousand on June 30, 2006 and 2005, respectively.

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

At June 30, 2006 and December 31, 2005, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2006	December 31, 2005
	(In thousands)
Unfunded commitments under lines of credit	$207,732	$182,641
Commercial and standby letters of credit	33,676	37,436

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral.  These overdraft protection unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance by the customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2006 and December 31, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $111 thousand and $33 thousand as of June 30, 2006 and December 31, 2005, respectively, and are included in “other liabilities” on the Company’s balance sheets.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and its subsidiaries and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K, as amended.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on our operations and future prospects are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on our operations and future prospects. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of June 30, 2006, mortgage loans serviced for others totaled $952.3 million. The MSRs on these loans total $9.6 million as of June 30, 2006. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended		Six Months Ended
	June 30	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$10,652	$11,552	$11,009	$11,859
Servicing rights originated and capitalized	490	468	807	855
Amortization	(682)	(686)	(1,356)	(1,380)
	$10,460	$11,334	$10,460	$11,334

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$(1,107)	$(2,923)	$(1,230)	$(3,488)
Aggregate reductions credited to operations	211	541	334	1,185
Aggregate additions charged to operations	—	(790)	—	(869)
	$(896)	$(3,172)	$(896)	$(3,172)

The fair values of the MSRs were $11.4 million, $10.5 million and $8.4 million on June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.

Our valuation allowance is used to recognize impairments of our MSRs.  An MSR is considered impaired when the market value of the MSR is below the amortized book value of the MSR.  The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

We have an independent third party analyze our MSRs for impairment on a monthly basis.  This independent third party analyzes the underlying loans on all serviced loans and, based upon their knowledge of the value of MSRs that are traded on the open market, they assign a current market value for each risk tranche in our portfolio.  We then compare that market value to the current amortized book value for each tranche.  The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to income.

The independent third party used the following assumptions to calculate the market value of the MSRs as of June 30, 2006, December 31, 2005 and June 30, 2005:

	At June 30, 2006	At December 31, 2005	At June 30, 2005

Prepayment Standard Assumption (PSA) speed	136.00%	165.00%	256.00%
Discount rate	10.01	9.01	9.03
Earnings rate	5.00	4.00	4.00

Overview

The Company’s net income substantially increased from the first quarter of 2006 to the second quarter of 2006.  Net income increased $1.2 million (59.1%) in the second quarter of 2006 compared to the first quarter of 2006.  The Company’s net income also increased $901 thousand (36.9%) from the second quarter of 2005 to the second quarter of 2006.  This increase was primarily due to an increase in net interest income.  While growth on the Company’s balance sheet during the first six months of 2006 was minimal, with total assets growing $27.4 million (2.2%) from December 31, 2005 to June 30, 2006, net income for the six months ended June 30, 2006 increased by $634 thousand (13.2%) over the same period in 2005.  This increase was primarily due to an increase in net interest income due to strong growth in earning assets from June 30, 2005 to June 30, 2006, which was partially offset by increases in the provision for loan loss expense and other expenses.

Income Statement Analysis

Net Income-General.  Net income for the three months ended June 30, 2006 was $3.3 million, compared to $2.4 million for the same period of 2005.  Diluted earnings per share increased by $0.14 to $0.50 for the three months ended June 30, 2006 from $0.36 for the same period of 2005.  This represented an increase in diluted earnings per share of 38.9%.  The increase in net income was primarily due to an increase in net interest income (not on a fully tax equivalent basis) of $1.6 million.  In addition, non-interest income increased $210 thousand. These increases were partially offset by increases in our provision for loan losses of $75 thousand and non-interest expense of $40 thousand.  Income tax expenses also increased $784 thousand due to higher pre-tax income.

Net income for the six months ended June 30, 2006 was $5.4 million, compared to $4.8 million for the same period of 2005.  Diluted earnings per share increased by $0.11 to $0.82 for the six months ended June 30, 2006 from $0.71 for the same period of 2005.  This represented an increase in diluted earnings per share of 15.5%.  The increase in net income was primarily the result of an increase in net interest income (not on a fully tax equivalent basis) of $2.8 million.  This was partially offset by an increase in the provision for loan losses of $1.5 million.  This additional provision was largely due to a provision associated with a single loan to a commercial borrower.  In addition, non-interest expense increased by $775 thousand and non-interest income increased $546 thousand.  Income tax expenses increased $524 thousand for the six months ended June 30, 2006 due to higher pre-tax income.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense and other expenses.

The amount of net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, loss (gain) on sale of other real estate owned, postage, telecommunications and other miscellaneous expenses.

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended June 30,
	2006			2005
	Average	Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans(1)(2)	$1,080,807	$19,712	7.32%	$971,070	$15,475	6.39%
Taxable investment securities	89,194	909	4.09	78,294	574	2.94
Investment securities exempt from federal income taxes(3)	18,818	317	6.76	17,220	265	6.17
Federal funds sold	132	2	6.08	1,150	4	1.40
Other interest bearing deposits	1,682	21	5.01	10,779	79	2.94
Investment in unconsolidated trust subsidiaries	992	22	8.90	689	15	8.73
Total interest-earning assets	1,191,625	20,983	7.06	1,079,202	16,412	6.10
Non-interest-earning assets	59,615			63,816
Total assets	$1,251,240			$1,143,018
Interest-Bearing Liabilities:
Deposits:
NOW and money market deposits	$92,719	$481	2.08%	$82,398	$196	0.95%
Savings deposits	412,367	2,145	2.09	374,504	1,445	1.55
Time deposits	452,450	4,822	4.27	404,402	3,120	3.09
Short-term borrowings	27,224	281	4.14	2,508	21	3.36
Long-term borrowings, including ESOP borrowings	63,280	628	3.98	84,466	826	3.92
Junior subordinated debt owed to unconsolidated trusts	32,992	736	8.95	22,909	536	9.38
Total interest-bearing liabilities	1,081,032	9,093	3.37	971,187	6,144	2.54
Demand deposits—non-interest-bearing	40,735			28,107
Other non-interest-bearing liabilities	49,948			70,483
Stockholders’ equity, including stock owned by ESOP	79,525			73,241
Total liabilities and stockholders equity	$1,251,240			$1,143,018
Net interest income on a fully tax equivalent basis/interest rate spread(4)		$11,890	3.69%		$10,268	3.56%
Net interest margin on a fully tax equivalent basis(5)			4.00%			3.82%
Net interest margin(5)			3.96%			3.78%

(1)             Includes non-accrual loans of $8.1 million and $5.4 million for June 30, 2006 and 2005 respectively.

(2)             Interest income includes loan origination fees of $1.1 million and $806 thousand for the three months ended June 30, 2006 and 2005, respectively.

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

For the second quarter of 2006, net interest income on a fully tax equivalent basis increased $1.6 million (15.8%) to $11.9 million from $10.3 million for the second quarter of 2005.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $4.6 million (27.9%), which was partially offset by an increase in interest expense of $2.9 million (48.0%).  Interest income increased mainly due to an increase in rate on earning assets of 96 basis points, which accounted for an increase of $2.7 million in interest income on a fully tax equivalent basis.  There was also an increase in average interest-earning assets of $112.4 million (10.4%), which accounted for an increase in interest income on a fully tax equivalent basis of $1.9 million.  Interest expense increased mainly due to an increase in the cost of interest-bearing liabilities of 83 basis points, which accounted for $2.1 million of the increase.  In addition, total interest-bearing liabilities increased $109.8 million (11.3%), accounting for $859 thousand of the increase in interest expense.  The net interest margin expressed on a fully tax equivalent basis increased 18 basis points to 4.00% for the quarter ended June 30, 2006 from 3.82% for the quarter ended June 30, 2005.

	Six Months Ended June 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans(1)(2)	$1,059,365	$37,615	7.16%	$946,393	$29,697	6.33%
Taxable investment securities	94,748	1,900	4.04	83,870	1,230	2.96
Investment securities exempt from federal income taxes(3)	18,853	641	6.86	17,254	546	6.38
Federal funds sold	257	5	3.92	931	8	1.73
Other interest bearing deposits	7,061	153	4.37	7,218	99	2.77
Investment in unconsolidated trust subsidiaries	992	44	8.94	685	31	9.13
Total interest-earning assets	1,181,276	40,358	6.89	1,056,351	31,611	6.03
Non-interest-earning assets	59,696			66,744
Total assets	$1,240,972			$1,123,095
Interest-Bearing Liabilities:
Deposits:
NOW and money market deposits	$88,768	$843	1.92%	$103,341	$522	1.02%
Savings deposits	409,901	3,885	1.91	374,384	2,490	1.34
Time deposits	453,738	9,262	4.12	391,376	5,730	2.95
Short-term borrowings	20,530	419	4.12	9,251	123	2.68
Long-term borrowings, including ESOP borrowings	66,392	1,308	3.97	73,751	1,403	3.84
Junior subordinated debt owed to unconsolidated trusts	32,992	1,464	8.95	22,796	1,055	9.33
Total interest-bearing liabilities	1,072,321	17,181	3.23	974,899	11,323	2.34
Demand deposits—non-interest-bearing	40,275			36,981
Other non-interest-bearing liabilities	49,714			38,404
Stockholders’ equity, including stock owned by ESOP	78,662			72,811
Total liabilities and stockholders equity	$1,240,972			$1,123,095
Net interest income on a fully tax equivalent basis/interest rate spread(4)		$23,177	3.66%		$20,288	3.69%
Net interest margin on a fully tax equivalent basis(5)			3.96%			3.87%
Net interest margin(5)			3.92%			3.84%

(1)             Includes non-accrual loans of $8.1 million and $5.4 million for June 30, 2006 and 2005 respectively.

(2)             Interest income includes loan origination fees of $1.8 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively.

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

For the six months ended June 30, 2006, net interest income on a fully tax equivalent basis increased $2.9 million (14.2%) to $23.2 million from $20.3 million for the six months ended June 30, 2005.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $8.7 million (27.7%), which was partially offset by an increase in interest expense of $5.9 million (51.7%).  The increase in interest income on a fully tax equivalent basis was mainly due to an increase on the yield of interest earning assets of 86 basis points, which increased interest income on a fully tax equivalent basis by $4.7 million.  There was also an increase in average interest earning assets of $124.9 million (11.8%), which accounted for $4.0 million of the increase.  The increase in interest expense was due to an increase in the yield on interest bearing liabilities of 89 basis points, which accounted for an increase in interest expense of $4.2 million. In addition, average interest-bearing liabilities increased a total of $97.4 million (10.0%), which increased interest expense by $1.7 million.  The net interest margin expressed on a fully tax equivalent basis increased 9 basis points to 3.96% for the six month period ended June 30, 2006 from 3.87% for the same period in 2005.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 Compared to 2005			2006 Compared to 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,860	$2,377	$4,237	$3,767	$4,151	$7,918
Taxable investment securities	88	247	335	175	495	670
Investment securities exempt from federal income taxes(1)	26	26	52	52	43	95
Federal funds sold	(6)	4	(2)	(9)	6	(3)
Other interest bearing deposits	(93)	35	(58)	(2)	56	54
Investment in unconsolidated trust subsidiaries	8	(1)	7	14	(1)	13
Total increase (decrease) in interest income	1,883	2,688	4,571	3,997	4,750	8,747
Interest Bearing Liabilities:
NOW and money market deposit accounts	$28	$257	$285	$(83)	$404	$321
Savings deposits	157	543	700	254	1,141	1,395
Time deposits	404	1,298	1,702	1,017	2,515	3,532
Short-term borrowings	254	6	260	205	91	296
Long-term borrowings	(210)	12	(198)	(144)	49	(95)
Junior subordinated debt owed to unconsolidated trusts	226	(26)	200	454	(45)	409
Total increase (decrease) in interest expense	859	2,090	2,949	1,703	4,155	5,858
Increase (decrease) in net interest income	$1,024	$598	$1,622	$2,294	$595	$2,889

(1)             Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended June 30, 2006 and 2005, and between the six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Net	June 30,		Net
	2006	2005	difference	2006	2005	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$667	$659	$8	$1,307	$1,261	$46
Loan and other fees	812	709	103	1,521	1,297	224
Service charges on deposits	397	368	29	778	699	79
Gain on sale of loans	591	638	(47)	891	1,101	(210)
Other operating income	436	319	117	802	395	407
	$2,903	$2,693	$210	$5,299	$4,753	$546

In the second quarter of 2006, other income increased by $210 thousand (7.8%) to $2.9 million from $2.7 million in the second quarter of 2005.  Income generated from TCC Appraisal in the second quarter of 2006 was $93 thousand and, as it had not yet been established, TCC Appraisal did not generate any income in the second quarter of 2005.  Loan and other fees increased $103 thousand (14.5%) from the second quarter of 2005 to the second quarter of 2006, mainly due to an increase in bankcard fees of $56 thousand (25.6%) and an increase in ATM switch fees of $32 thousand (15.5%).

In the first six months of 2006, other income increased by $546 thousand (11.5%) to $5.3 million from $4.8 million in the first six months of 2005.  Income generated from TCC Appraisal in the first six months of 2006 was $148 thousand and, as it had not yet been established, TCC Appraisal did not generate any income in the first six months of 2005.  Income from title insurance premiums increased $146 thousand (28.9%) from the first six months of 2005 to the first six months of 2006.  Net (loss) on sale of premises and equipment (included in “Other operating income” above) decreased $129 thousand (90.9%) due to a lower amount of equipment disposals in 2006 compared to 2005.  Loan and other fees increased $224 thousand (17.3%) in 2006, mainly due to an increase in bankcard fees of $80 thousand (20.8%), an increase in trust fees of $69 thousand (16.1%) and an increase in ATM switch fees of $61 thousand (15.8%).  The gain on sale of loans decreased $210 thousand (19.1%) due to a lower volume of loans sold and a lower premium made on the sale of each loan.

Other Expenses.  Changes in other expenses between the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Net	June 30,		Net
	2006	2005	difference	2006	2005	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,423	$3,963	$460	$8,848	$8,021	$827
Occupancy	828	794	34	1,685	1,593	92
Data processing	427	415	12	895	905	(10)
Marketing	504	406	98	941	730	211
Amortization and valuation of mortgage servicing rights	471	934	(463)	1,022	1,064	(42)
Supplies	149	191	(42)	350	400	(50)
Loss (gain) on sale of other real estate owned	34	308	(274)	232	827	(595)
Postage	146	140	6	303	310	(7)
Other	1,351	1,142	209	2,450	2,101	349
	$8,333	$8,293	$40	$16,726	$15,951	$775

For the second quarter of 2006, other expenses changed little from the prior year, increasing $40 thousand (0.5%) from the second quarter of 2005.  Amortization and valuation of mortgage servicing rights decreased $463 thousand (49.6%), mainly due to a decrease in the valuation allowance in the second quarter of 2006 compared to the second quarter of 2005, due to higher interest rates.  Salaries and employee benefits increased $460 thousand (11.6%), mainly due to an increase in the number of employees and an increase in compensation per employee.  Loss on sale of other real estate owned decreased $274 thousand (89.0%) due to one-time large write-downs of other real estate owned in 2005 that were not repeated in 2006.  Marketing expenses increased $98 thousand (24.1%), mainly due to an increase in advertising expense related to a new advertising campaign for the Bank.  Items in the “Other” category in the table above also increased: debit and credit card interchange fees increased $98 thousand (60.1%); collection and credit fees paid increased $42 thousand (35.5%) in the second quarter of 2006 from the same period in 2005; and other losses increased $60 thousand (230.8%).

For the six months ended June 30, 2006, other expenses increased $775 thousand (4.9%) to $16.7 million from $16.0 million in the first six months of 2005.  This increase was largely due to an increase in salaries and employee benefits of $827 thousand (10.3%), mainly due to an increase in the number of employees and an increase in compensation per employee.  The effect of adopting SFAS 123(R) increased salaries expense by $147 thousand.  Loss on sale of other real estate owned decreased $595 thousand (71.9%) due to large write-downs of other real estate owned in 2005 that were not repeated in 2006.  Marketing expenses increased $211 thousand (28.9%), mainly due to an increase in advertising expense related to a new advertising campaign for the Bank.  Debit and credit card interchange fees increased $135 thousand (39.7%).

Income Taxes.  In the second quarter of 2006, income tax expense increased $784 thousand (59.6%) over the second quarter of 2005 to a total of $2.1 million compared to $1.3 million.  The effective tax rate increased to 38.6% in the second quarter of 2006 compared to 35.0% in the second quarter of 2005.  The increase was mainly attributable to the tax benefit from the exercise of stock options in the second quarter of 2005 (as fewer options were exercised in the second quarter of 2006 than in the second quarter of 2005).

In the six months ended June 30, 2006, income tax expense increased $524 thousand (19.1%), to a total of $3.3 million compared to $2.7 million.  The effective tax rate increased to 37.5% in the first six months of 2006, compared to 36.3% in the first six months of 2005.  This increase was mainly attributable to the tax benefit from the exercise of stock options as described above.

Balance Sheet—General.  Total assets at June 30, 2006 were at $1.3 billion, an increase of $27.4 million (2.2%) from December 31, 2005.  Net loans increased $78.3 million (7.7%) during the first six months of 2006.  This was partially offset by a decline in cash and cash equivalents of $25.5 million (46.5%) and a decline in investments of $23.2 million (18.4%).  During the same period, total liabilities increased by $24.0 million (2.0%) to remain at $1.2 billion from December 31, 2005 to June 30, 2006.  The increase in total liabilities was primarily due to an increase in short- and long-term borrowings of $22.7 million (27.6%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.4 million (4.5%) to $79.0 million on June 30, 2006 compared to $75.6 million on December 31, 2005.

Investment Securities.  The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, we seek to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity” and “Capital Resources” under Item 2 and “Asset Liability Management” under Item 3 below.

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At June 30, 2006		At December 31, 2005		At June 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$73,387	$72,650	$85,687	$85,289	$37,668	$37,283
States and political subdivisions	5,962	5,920	5,984	5,937	2,186	2,161
Equity securities	1	5	1	5	1	6
Total securities available for sale	$79,350	$78,575	$91,672	$91,231	$39,855	$39,450

Securities Held to Maturity:
U.S. Government agencies	$2,505	$2,500	$13,687	$13,647	$28,184	$28,149
States and political subdivisions	12,737	12,723	12,925	12,918	14,914	14,931
Total securities held to maturity	$15,242	$15,223	$26,612	$26,565	$43,098	$43,080

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,808	$7,808	$6,973	$6,973	$6,931	$6,931
Investment in unconsolidated trusts	992	992	992	992	992	992
Total other securities	$8,800	$8,800	$7,965	$7,965	$7,923	$7,923

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At June 30, 2006		At December 31, 2005		At June 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$108,603	9.86%	$93,579	9.16%	$95,997	9.62%
Commercial real estate	395,197	35.90	379,884	37.19	397,635	39.84
Residential real estate	327,944	29.78	313,693	30.71	302,169	30.28
Construction real estate	212,329	19.28	178,068	17.43	147,694	14.80
Installment and other	56,983	5.18	56,309	5.51	54,543	5.46
Total loans	1,101,056	100.00	1,021,533	100.00	998,038	100.00
Unearned income	(2,110)		(2,153)		(2,418)
Gross loans	1,098,946		1,019,380		995,620
Allowance for loan losses	(10,116)		(8,842)		(9,364)
Net loans	$1,088,830		$1,010,538		$986,256

Total loans increased $79.5 million (7.8%) to $1.1 billion at June 30, 2006 from $1.0 billion at December 31, 2005.  The increase was due primarily to growth in the Company’s construction and commercial real estate and commercial loan portfolios.  There was a slight shift from commercial real estate to construction real estate loans during this period.

Total loans increased $103.0 million (10.3%) to $1.1 billion at June 30, 2006 from $998.0 million at June 30, 2005. The increase was due primarily to growth in the Company’s residential and construction real estate loan portfolios. The percentage levels of the categories of loans within the portfolio remained relatively constant, with a slight shift from commercial real estate to construction real estate.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2006	At December 31, 2005	At June 30, 2005
	(Dollars in Thousands)
Non-accruing loans	$7,826	$8,037	$12,347
Loans 90 days or more past due, still accruing interest	3	—	—
Total non-performing loans	7,829	8,037	12,347
Other real estate owned	290	375	2,654
Other repossessed assets	56	27	24
Total non-performing assets	$8,175	$8,439	$15,025

Total non-performing loans to total loans	0.71%	0.79%	1.24%
Allowance for loan losses to non-performing loans	129.21%	110.02%	75.84%
Total non-performing assets to total assets	0.64%	0.68%	1.28%

At June 30, 2006, total non-performing assets decreased $264 thousand (3.1%) to $8.2 million from $8.4 million at December 31, 2005 primarily due to decreases in non-accruing loans of $211 thousand (2.6%) from a residential mortgage relationship being paid off.

At June 30, 2006, total non-performing assets decreased $6.8 million (45.6%) to $8.2 million from $15.0 million at June 30, 2005 due to decreases in non-accruing loans of $4.5 million (36.6%) and a decrease in other real estate owned of $2.4 million (89.1%).  The decrease in non-accrual loans was due mainly to a $3.4 million reduction in commercial loans in non-accrual status, resulting from principal reduction payments of $1.9 million and a charge-off of $1.5 million,, and a $2.4 million commercial real estate loan being paid off completely.  The decrease in other real estate owned was primarily due to the sale of $2.2 million in residential real estate and residential construction property in 2005.

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

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Currently, the Company is reviewing the methodology used in determining the allowance for loan losses which may result in future changes to the Company’s calculations and accruals. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$9,256	$8,689	$8,842	$8,367
Provision for loan losses	900	825	2,800	1,350
Total charge-offs	(73)	(191)	(1,642)	(430)
Total recoveries	33	41	116	77
Net charge-offs	(40)	(150)	(1,526)	(353)
Balance at end of period	$10,116	$9,364	$10,116	$9,364

Gross loans at end of period	$1,098,946	$995,620	$1,098,946	$995,620
Ratio of allowance to total loans	0.92%	0.94%	0.92%	0.94%
Ratio of net charge-offs to average loans (1)	0.01%	0.06%	0.29%	0.08%

(1)             Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2006 totaled $40 thousand, a decrease of $110 thousand (73.3%) from $150 thousand for the three months ended June 30, 2005.  The majority of the charge-offs were installment loans.  The provision for loan losses increased by $75 thousand (9.1%) for the three months ended June 30, 2006, due to management’s analysis of current non-performing loans.

Net charge-offs for the six months ended June 30, 2006 totaled $1.5 million, an increase of $1.2 million (332.3%) from $353 thousand from the six months ended June 30, 2005.  The majority of the charge-offs were commercial loans.  The provision for loan losses increased by $1.4 million (107.4%) for the six months ended June 30, 2005.  Both the additional provision and the additional charge-offs were primarily due to a single commercial loan of $950 thousand that was provided for and charged off during the first quarter of 2006.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2006		At December 31, 2005		At June 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,396	9.86%	$2,934	9.16%	$2,624	9.62%
Commercial and residential real estate	3,069	65.68	3,086	67.90	3,996	70.12
Construction real estate	2,621	19.28	1,993	17.43	1,909	14.80
Installment and other	1,049	5.18	813	5.51	810	5.46
Unallocated	(19)	N/A	16	N/A	25	N/A
Total	$10,116	100.00%	$8,842	100.00%	$9,364	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience decreased by $1.7 million in 2006, from $2.9 million on June 30, 2005 to $1.2 million on June 30, 2006.  This was largely due to a decrease in the allocation for commercial and residential real estate loans of $1.8 million and a decrease in the allocation for construction real estate loans of $525 thousand.  These decreases were partially offset by an increase in the allocation for installment and other loans of $578 thousand.  Concentration allocation increased $2.2 million (42.3%), from $5.1 million on June 30, 2005 to $7.3 million on June 30, 2006.  This was due to an increase in the allocation for construction real estate loans of $1.2 million and an increase in the allocation for commercial and residential real estate loans of $1.1 million.  These increases were partially offset by a lower allocation in installment and other loans of $339 thousand.  The allocation for specifically identified loans increased by $333 thousand (25.4%), from $1.3 million on June 30, 2005 to $1.6 million on June 30, 2006.  A single commercial loan relationship that was specifically identified in both periods had an increased allocation of $383 thousand from June 30, 2005 to June 30, 2006.

We expect continued growth in our loan portfolio as the pace of economic expansion in the New Mexico economy has picked up significantly during the past year along with continued increases in interest rates. We anticipate the volume of commercial real estate and construction loans to increase as the construction industry employment figure stands at 4,600 above a year earlier, a 9.1% increase, with new business continuing to enter the state. Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand picking up due to new business looking to expand within the state. The housing market for homes below $500 thousand remains strong as the housing sector posted another double-digit gain in total permits. We expect residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were substantially more in the first three months of 2006 than in the same period in 2005 due to a single large commercial loan, however charge offs returned to more historic levels in the second quarter of 2006.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At June 30, 2006	At December 31, 2005	At June 30, 2005
	(Dollars in thousands)
Loans classified as:
Substandard	$12,957	$14,484	$22,492
Doubtful	1,646	1,414	1,296
Total adversely classified loans	14,603	15,898	23,788
Other real estate owned	290	375	2,654
Other repossessed assets	56	27	24
Total adversely classified assets	$14,949	$16,300	$26,466

Special mention loans	$3,824	$14,836	$12,195

Total adversely classified assets decreased $11.5 million (43.5%) from June 30, 2005 to June 30, 2006.  The main reason was a decrease of $9.5 million in substandard loans and a decrease of $2.4 million in other real estate owned.  Substandard loans decreased because of  approximately $3.9 million in commercial loans and $2.4 million in commercial real estate loans that were paid-down and/or upgraded along with two commercial charge offs during the period which approximated $2.5 million.  Special mention loans decreased $8.4 million (68.6%) between June 30, 2005 and June 30, 2006, primarily due to a reduction of commercial real estate loans residing in the risk category.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $11.3 million and $5.2 million for the six months ended June 30, 2006 and 2005 respectively.  Net cash provided by operating activities increased $6.1 million in the first six months of 2006 compared to the first six months of 2005 largely due to a decrease in the origination of loans held for sale, net of sales, by $4.3 million over the first six months of 2005.  In addition, there was an increase in cash provided by other assets of $1.6 million.  Net cash used in investing activities was $(58.7) million and $(77.4) million for the six months ended June 30, 2006 and 2005, respectively.  The $18.7 million decrease in cash used by investing activities was largely due to a drop in loans funded, net of repayments, of $21.0 million.  Net cash provided by financing activities was $22.0 million and $85.9 million for the six months ended June 30, 2006 and 2005, respectively.  The $63.9 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $88.0 million from the first six months of 2006 compared to the first six months of 2005, as well as a decrease in cash provided by the issuance of trust preferred securities of $10.3 million.  This was partially offset by a decrease in cash used by borrowings (net of repayments) of $30.9 million and a decrease in the purchase of treasury stock of $3.6 million.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow up to $117.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2006, the Company’s total risk-based capital ratio was 11.40%, the Tier 1 capital to risk-weighted assets ratio was 9.93%, and the Tier 1 capital to average assets ratio was 8.45%.  At December 31, 2005, the Company’s total risk-based capital ratio was 11.67%, the Tier 1 capital to risk-weighted assets ratio was 10.10%, and the Tier 1 capital to average assets ratio was 8.19%.

At June 30, 2006, the Bank’s total risk-based capital ratio was 11.04%, the Tier 1 capital to risk-weighted assets ratio was 10.09%, and the Tier 1 capital to average assets ratio was 8.59%.  At December 31, 2005, the Bank’s total risk-based capital ratio was 11.30%, the Tier 1 capital to risk-weighted assets ratio was 10.41%, and the Tier 1 capital to average assets ratio was 8.43%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2006 and December 31, 2005.

At June 30, 2006 and December 31, 2005, the Company’s book value per common share was $12.01 and $11.54, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2006, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to 11 months.

	Time to Maturity or Repricing
As of June 30, 2006:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest-Earning Assets:
Loans	$538,289	$439,247	$59,871	$61,539	$1,098,946
Loans held for sale	6,093	—	—	—	6,093
Investment securities	21,961	35,245	36,064	8,355	101,625
Securities purchased under agreements to resell	137	—	—	—	137
Interest bearing deposits with banks	81	—	—	—	81
Investment in unconsolidated trusts	186	—	—	806	992
Total interest-earning assets	$566,747	$474,492	$95,935	$70,700	$1,207,874

Interest-Bearing Liabilities:
NOW and money market deposit accounts	$150,371	$95,167	—	—	$245,538
Savings deposits	158,684	82,981	—	—	241,665
Time deposits	138,924	220,436	$99,891	$4,774	464,025
Short- and long-term borrowings	28,712	12,729	18,912	44,683	105,036
Borrowings made by ESOP to outside parties	743	—	—	—	743
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	26,806	32,992
Total interest-bearing liabilities	$483,620	$411,313	$118,803	$76,263	$1,089,999

Rate sensitive assets (RSA)	$566,747	$1,041,239	$1,137,174	$1,207,874	$1,207,874
Rate sensitive liabilities (RSL)	483,620	894,933	1,013,736	1,089,999	1,089,999
Cumulative GAP (GAP=RSA-RSL)	83,127	146,306	123,438	117,875	117,875
RSA/Total assets	44.58%	81.90%	89.44%	95.01%	95.01%
RSL/Total assets	38.04%	70.39%	79.74%	85.73%	85.73%
GAP/Total assets	6.54%	11.51%	9.70%	9.28%	9.28%
GAP/RSA	14.67%	14.05%	10.85%	9.76%	9.76%

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

Changes in net interest income between the periods below reflect changes in the composition of interest-earning assets and interest-bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest-earning assets and interest-bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Based on simulation modeling at June 30, 2006 and December 31, 2005, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At June 30, 2006		At December 31, 2005
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(3,940)	(8.69)%	$(3,093)	(7.21)%
+ 1.00	(1,070)	(2.36)	(948)	(2.21)
(1.00)	757	1.67	1,047	2.44
(2.00)	1,696	3.74	721	1.68

                         Simulations used by the Company assume the following:

1.                  Changes in interest rates are immediate.

2.                  It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at June 30, 2006.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes to our internal controls over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 11, 2006, Jeffrey F. Howell, Arthur B. Montoya, Jr., and Stanley D. Primak were elected to serve as Class III Directors of the Company until the 2009 Annual Meeting. Continuing as Class I Directors, with a term expiring in 2007, are: William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb; continuing as Class II Directors, with a term expiring in 2008, are: Jerry Kindsfather, Steve W. Wells and Robert P. Worcester.  In addition, the shareholders ratified the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for 2006.

The voting for each matter was as follows:

1.                                       Election of directors:

NOMINEE	FOR	WITHHOLD

Jeffrey F. Howell	4,332,645	325,521

Arthur B. Montoya, Jr.	4,578,586	79,580

Stanley D. Primak	4,337,113	321,053

2.                                       Ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain
4,678,330	0	57,116

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 9, 2006	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer