Form 10-Q
period 2006-09-30
TRINITY CAPITAL CORP
filed 2006-11-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,533,691 shares of common stock, no par value, outstanding as of November 3, 2006.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

1

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(Amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$21,870	$24,547
Interest bearing deposits with banks	54,759	29,122
Federal funds sold and securities purchased under resell agreements	252	1,013
Cash and cash equivalents	$76,881	54,682
Investment securities available for sale	75,664	91,231
Investment securities held to maturity, at amortized cost (fair value of $11,171 at September 30, 2006 and $26,565 at December 31, 2005)	11,179	26,612
Other investments	9,302	7,965
Loans (net of allowance for loan losses of $11,657 at September 30, 2006 and $8,842 at December 31, 2005)	1,113,173	1,010,538
Loans held for sale	5,479	7,588
Premises and equipment, net	23,960	24,401
Accrued interest receivable	8,462	7,321
Mortgage servicing rights, net	9,357	9,779
Other real estate owned	25	375
Other assets	3,203	3,524
Total assets	$1,336,685	$1,244,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$94,069	$79,030
Interest bearing	1,032,141	962,818
Total deposits	1,126,210	1,041,848
Short-term borrowings	12,709	10,000
Long-term borrowings	63,612	72,306
Junior subordinated debt owed to unconsolidated trusts	43,302	32,992
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	743	1,214
Accrued interest payable	4,530	4,047
Other liabilities	3,098	5,991
Total liabilities	1,254,204	1,168,398
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 629,245 shares and 614,558 shares at September 30, 2006 and December 31, 2005, respectively, at fair value; net of unearned ESOP shares of 44,204 and 72,243 shares at September 30, 2006 and December 31, 2005, respectively, at historical cost	16,279	16,100
Commitments and contingencies
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,589,086 and 6,554,559 at September 30, 2006 and December 31, 2005, respectively	6,836	6,836
Additional paid-in capital	951	922
Retained earnings	64,555	58,013
Accumulated other comprehensive (loss)	(247)	(273)
Total stockholders’ equity before treasury stock	72,095	65,498
Treasury stock, at cost, 223,510 shares and 229,998 shares at September 30, 2006 and December 31, 2005, respectively	(5,893)	(5,980)
Total stockholders’ equity	66,202	59,518
Total liabilities and stockholders’ equity	$1,336,685	$1,244,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2006 and 2005

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest income:
Loans, including fees	$20,513	$16,505	$58,128	$46,202
Investment securities:
Taxable	832	495	2,732	1,725
Nontaxable	189	199	591	558
Federal funds sold	6	1	11	9
Other interest bearing deposits	155	332	308	431
Investment in unconsolidated trusts	22	22	66	53
Total interest income	21,717	17,554	61,836	48,978
Interest expense:
Deposits	8,756	5,633	22,746	14,375
Short-term borrowings	247	—	666	123
Long-term borrowings	623	846	1,931	2,249
Junior subordinated debt owed to unconsolidated trusts	760	714	2,224	1,769
Total interest expense	10,386	7,193	27,567	18,516
Net interest income	11,331	10,361	34,269	30,462
Provision for loan losses	1,322	750	4,122	2,100
Net interest income after provision for loan losses	10,009	9,611	30,147	28,362
Other income:
Mortgage loan servicing fees	662	681	1,969	1,942
Loan and other fees	732	712	2,253	2,009
Service charges on deposits	386	401	1,164	1,100
Gain on sale of loans	538	665	1,429	1,766
Other operating income	458	414	1,260	809
	2,776	2,873	8,075	7,626
Other expenses:
Salaries and employee benefits	4,065	4,038	12,913	12,059
Occupancy	836	785	2,521	2,378
Data processing	448	486	1,343	1,391
Marketing	441	403	1,382	1,133
Amortization and valuation of mortgage servicing rights	636	(162)	1,658	902
Supplies	140	159	490	559
Loss on sale of other real estate owned	8	123	240	950
Postage	142	142	445	452
Other	1,139	931	3,589	3,032
	7,855	6,905	24,581	22,856
Income before income taxes	4,930	5,579	13,641	13,132
Income taxes	1,860	2,205	5,128	4,949
Net income	$3,070	$3,374	$8,513	$8,183
Basic earnings per common share	$0.47	$0.51	$1.29	$1.23
Diluted earnings per common share	$0.46	$0.50	$1.29	$1.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash Flows From Operating Activities
Net income	$8,513	$8,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,810	1,937
Net amortization of:
Mortgage servicing rights	2,043	2,069
Premiums and discounts on investment securities	(204)	722
Junior subordinated debt owed to unconsolidated trusts issuance costs	15	15
Provision for loan losses	4,122	2,100
Recovery of mortgage servicing rights	(385)	(1,167)
Loss on disposal of premises and equipment	14	143
Federal Home Loan Bank (FHLB) stock dividends received	(193)	(146)
Gain on sale of loans	(1,429)	(1,766)
Loss on disposal of other real estate owned	1	157
Write-down of value of other real estate owned	40	793
Increase in other assets	(671)	(923)
(Decrease) increase in other liabilities	(320)	312
Release of Employee Stock Ownership Plan (ESOP) shares	722	913
Tax benefit recognized for exercise of stock options	(331)	(272)
Net cash provided by operating activities before originations and gross sales of loans	13,747	13,070
Gross sales of loans held for sale	113,484	139,032
Origination of loans held for sale	(111,182)	(145,750)
Net cash provided by operating activities	16,049	6,352
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	22,873	7,075
Proceeds from maturities and paydowns of investment securities, held to maturity	15,367	28,357
Proceeds from maturities and paydowns of investment securities, other	—	325
Purchase of investment securities available for sale	(7,008)	(4,090)
Purchase of investment securities other	(1,144)	(707)
Proceeds from sale of other real estate owned	334	5,633
Loans funded, net of repayments	(106,782)	(112,268)
Purchases of premises and equipment	(1,383)	(1,430)
Proceeds from sale of premises and equipment	—	100
Net cash (used in) investing activities	(77,743)	(77,005)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	16,875	36,464
Net increase in time deposits	67,487	104,508
Proceeds from issuances of borrowings	—	30,000
Repayment of borrowings	(5,985)	(40,145)
Repayment of ESOP debt	(471)	(472)
Proceeds from issuance of trust preferred securities	10,310	10,310
Purchase of treasury stock	(1,375)	(4,422)
Issuance of common stock for stock option plan	1,230	938
Dividend payments	(4,509)	(4,057)
Tax benefit recognized for exercise of stock options	331	272
Net cash provided by financing activities	83,893	133,396
Net increase in cash and cash equivalents	22,199	62,743
Cash and cash equivalents:
Beginning of year	54,682	23,814
End of period	$76,881	$86,557
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$27,084	$17,916
Income taxes	4,213	5,245
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	25	475
Dividends declared, not yet paid	—	3
Change in unrealized gain on investment securities, net of taxes	(138)	(36)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisal”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below).  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2.  Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income was $3.3 million and $3.4 million for the three month periods ended September 30, 2006 and 2005, respectively, and $8.5 million and $8.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Note 3.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited; in thousands, except share and per share data)
Net income	$3,070	$3,374	$8,513	$8,183
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(227,251)	(153,075)	(227,143)	(142,414)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(44,515)	(73,348)	(47,077)	(75,085)
Weighted average common shares outstanding, net	6,585,034	6,630,377	6,582,580	6,639,301
Basic earnings per common share	$0.47	$0.51	$1.29	$1.23
Weighted average dilutive shares from stock option plan	39,572	59,354	38,440	65,228
Weighted average common shares outstanding including dilutive shares	6,624,606	6,689,731	6,621,020	6,704,529
Diluted earnings per common share	$0.46	$0.50	$1.29	$1.22

Certain stock options were not included in the above calculation, according to FAS 128, as these stock options would have an anti-dilutive effect at current market prices.  The total number of shares that were excluded were 211,500 as of September 30, 2006.

Note 4.  Recent Accounting Pronouncements and Regulatory Developments

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods.  Under this transition method, stock-based compensation expense for the first nine months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123).  Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R).  We recognize these compensation costs on a straight-line basis over the requisite service period of the award.  Prior to the January 1, 2006 adoption of SFAS No.123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).  In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies.  We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).  We have not modified our account for the Employee Stock Ownership Plan (ESOP), which is accounted for by using Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  See Note 5 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.  The effect of adopting this standard was to increase the Company’s expense for the first nine months of 2006 by $196 thousand and is expected to increase the Company’s expense for the year ending December 31, 2006 by $290 thousand.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new Standard, which is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  The standard also: (1) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement.  SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management has determined that the Company will not adopt the fair value method for subsequent measurement under this standard.

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

The Financial Services Regulatory Relief Act of 2006 (the “Regulatory Relief Act”) was signed into law on October 13, 2006.  The stated purpose of the Regulatory Relief Act is to provide regulatory relief and improve productivity for insured depository institutions.  Among other things, the Regulatory Relief Act: (i) requires the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System, in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act, and makes savings associations subject to the same broker-dealer registration requirements as banks; (ii) authorizes the Federal Reserve to pay interest on reserve balances maintained at the Federal Reserve Banks; (iii) authorizes the Federal Reserve to lower the reserve requirement for transaction accounts to 0%; (iv) enhances the authority of a national bank or state member bank to make community development investments and increases (from 10% to 15%) the maximum amount of unimpaired capital and surplus that a national bank or member bank may invest in investments designed to promote the public welfare; (v) increases the asset threshold (from $250 million to $500 million) for well-capitalized and well-managed banks eligible for 18-month (rather than 12-month) examinations; (vi) enhances the  power of the federal banking agencies to enforce conditions imposed in writing in connection with the approval of applications and written agreements; (vii) clarifies the jurisdiction of the various state regulators over banks with branches in more than one state; and (viii) directs the Comptroller General to conduct studies on the currency transaction report filing system to determine whether and to what extent the filing rules for currency transaction reports are burdensome and whether such requirements should be modified to reduce such perceived burdens.

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

The following table details the assumptions used in the Black-Sholes model for share-based compensation granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Stock price volatility	—	14.12%	14.12%	14.12%
Risk-free rate	—	4.23%	4.35%	4.23%
Expected dividends	—	2.29%	2.29%	2.29%
Expected term (in years)	—	10	5	10

A summary of stock option and stock appreciation right activity under the plans as of September 30, 2006, and changes during the first nine months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	333,117	$23.15
Granted	84,000	28.00
Exercised	(56,209)	12.51
Forfeited or expired	(3,500)	28.00
Outstanding at September 30, 2006	357,408	$25.92	5.89	$1,573
Exerciseable at September 30, 2006	209,907	$23.51	5.78	$880

There were no options granted during the three months ending September 30, 2006.  The weighted-average grant-date fair value of options granted during the nine months ending September 30, 2006 was $4.33.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $168 thousand.

As of September 30, 2006, there was $693 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average vesting period of 2.9 years.  There were 14,000 shares vested during the nine months ending September 30, 2006.  Additional shares that will vest in December, 2006 have been ratably expensed.  The total amount expensed of both the shares that have vested and will vest that have been ratably expensed is $49 thousand in the third quarter and $196 thousand in the first nine months of 2006.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in the third quarter and first nine months of 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net income as reported	$3,374	$8,183
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	57	114
Pro forma net income	$3,317	$8,069
Earnings per share:
Basic — as reported	$0.51	$1.23
Basic — pro forma	$0.50	$1.22
Diluted — as reported	$0.50	$1.22
Diluted — pro forma	$0.50	$1.20

Note 6.  Short Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates of less than one year of $12.7 million and $10.0 million as of September 30, 2006 and December 31, 2005, respectively.

Note 7.  Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.6 million and $72.3 million as of September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006, the advances had fixed interest rates ranging from 3.22% to 6.34%.

Note 8.  Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2006:

	Trust I	Trust II	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	November 28, 2001	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	9.95%	8.10% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	December 8, 2031	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	December 8, 2006	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	9.95%	8.10% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of September 30, 2006, 65.5% of the trust preferred securities noted in the table above qualified as Tier I capital and 34.5% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to the first three trust preferred securities issues were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030, December 2031 and September 2034, respectively.  During each of the three month periods ended September 30, 2006 and 2005, $5 thousand of these issuance costs were amortized.  During each of the nine month periods ended September 30, 2006 and 2005, $15 thousand of these issuance costs were amortized.  Unamortized issuance costs were $503 thousand and $519 thousand at September 30, 2006 and December 31, 2005, respectively.  There were no issuance costs associated with the fourth or fifth trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $388 thousand and $364 thousand on September 30, 2006 and 2005, respectively.

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

At September 30, 2006 and December 31, 2005, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2006	December 31, 2005
	(In thousands)
Unfunded commitments under lines of credit	$205,217	$182,641
Commercial and standby letters of credit	34,469	37,436

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance by the customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Company generally holds collateral supporting those credit-related commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer.  At September 30, 2006 and December 31, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $77 thousand and $33 thousand as of September 30, 2006 and December 31, 2005, respectively, and are included in “other liabilities” on the Company’s balance sheets.

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

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is that amount which, in management’s judgment, is considered appropriate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance. Management uses a systematic methodology, which is applied at least quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes a periodic detailed analysis of the loan portfolio, a systematic loan grading system and a periodic review of the summary of the allowance for loan and lease loss balance.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Management recently completed a review of the methodology used in the allowance for loan losses adequacy analysis.  After a thorough examination, management refined the process used in two ways: (1) we moved from a pure historical loss to a migration analysis for determining inherent loss in the current loan portfolio and (2) we quantified the qualitative adjustments used to reflect the risks associated with certain risk factors that are not reflected in the migration analysis or specific identification of impaired loans.

Accordingly, three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in our portfolio and the probability that a charge-off will occur in the upcoming quarter, per SFAS 114; (2) losses inherent in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have inherent losses, per SFAS 5; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes (also per SFAS 5).

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of September 30, 2006, mortgage loans serviced for others totaled $957.8 million. The MSRs on these loans total $9.4 million as of September 30, 2006. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$10,460	$11,334	$11,009	$11,859
Servicing rights originated and capitalized	429	597	1,236	1,452
Amortization	(687)	(689)	(2,043)	(2,069)
	$10,202	$11,242	$10,202	$11,242

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$(896)	$(3,172)	$(1,230)	$(3,488)
Aggregate reductions credited to operations	57	969	391	2,154
Aggregate additions charged to operations	(6)	(118)	(6)	(987)
	$(845)	$(2,321)	$(845)	$(2,321)

The fair values of the MSRs were $10.1 million, $10.5 million and $9.9 million on September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

The independent third party used the following assumptions to calculate the market value of the MSRs as of September 30, 2006, December 31, 2005 and September 30, 2005:

	At September 30, 2006	At December 31, 2005	At September 30, 2005

Prepayment Standard Assumption (PSA) speed	169.00%	165.00%	190.00%
Discount rate	10.00	9.01	9.03
Earnings rate	5.00	4.00	4.00

Overview

The Company’s net income slightly decreased from the second quarter of 2006 to the third quarter of 2006.  Net income decreased $272 thousand (8.1%) in the third quarter of 2006 compared to the second quarter of 2006.  The Company’s net income also decreased $304 thousand (9.0%) from the third quarter of 2005 to the third quarter of 2006.  This decrease was primarily due to an increase in non-interest expense and an increase in the provision for loan losses.  Total assets grew $92.7 million (7.4%) from December 31, 2005 to September 30, 2006.  Net income for the nine months ended September 30, 2006 increased by $330 thousand (4.0%) over the same period in 2005.  This increase was primarily due to an increase in net interest income, which was partially offset by an increase in the provision for loan losses.  The increase in net interest income was due to an increase in both the yield and the volume of the interest-earning assets of LANB.

Income Statement Analysis

Net Income-General.  Net income for the third quarter of 2006 totaled $3.070 million or $0.46 diluted earnings per share, compared to $3.374 million or $0.50 diluted earnings per share for the same period in 2005, a decrease of $304 thousand in net income and a decrease of $0.04 in diluted earnings per share.  This represented a decrease in diluted earnings per share of 8.0%.  This decrease in net income was primarily due to an increase in non-interest expense of $950 thousand and an increase in provision for loan losses of $572 thousand.  The increase in non-interest expense was mainly due to a decrease in the recovery of the valuation allowance associated with mortgage servicing rights.  The increase in the provision for loan losses was due to an increased provision indicated by the reserve for loan loss analysis.  This increase was due to refining some of the methodologies used in the reserve for loan loss analysis, as stated above (see “Critical Accounting Policies—Allowance for Loan Losses”).  In addition, net interest income increased $970 thousand and non-interest income decreased by $97 thousand. The increase in net interest income was due to an increase in both the yield and the volume of the interest-earning assets of LANB, which was partially offset by increases in the cost and volume of interest-bearing liabilities.  Income tax expenses decreased $345 thousand due to lower pre-tax income.

Net income for the first nine months of 2006 totaled $8.513 million or $1.29 diluted earnings per share, compared to $8.183 million or $1.22 diluted earnings per share for the same period in 2005, an increase of $330 thousand in net income and an increase of $0.07 in diluted earnings per share.  This represented an increase in diluted earnings per share of 5.7%.  This increase in net income was primarily due to an increase in net interest income of $3.807 million, which was partially offset by an increase in the provision for loan losses of $2.022 million.  The increase in net interest income was due to an increase in both the yield and the volume of the interest-earning assets of LANB, which was partially offset by increases in the cost and volume of interest-bearing liabilities.  The increase in the provision for loan losses was largely due to a provision associated with a single loan to a commercial borrower and an increase in the provision indicated by the reserve for loan loss analysis.  This increase was due to refining some of the methodologies used in the reserve for loan loss analysis, as stated above (see “Critical Accounting Policies—Allowance for Loan Losses”).  In addition, non-interest expense increased by $1.725 million and non-interest income increased $449 thousand.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits and a decrease in the recovery of the valuation allowance associated with mortgage servicing rights.  Income tax expenses increased $179 thousand due to higher pre-tax income.

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

The amount of net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions, which is discussed in more detail in “Critical Accounting Policies—Allowance for Loan Losses”.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, loss (gain) on sale of other real estate owned, postage, telecommunications and other miscellaneous expenses.

Net Interest Income.  The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans(1)(2)	$1,115,681	$20,513	7.29%	$1,006,309	$16,505	6.51%
Taxable investment securities	78,405	832	4.21	67,565	495	2.91
Investment securities exempt from federal income taxes(3)	16,335	298	7.24	20,482	320	6.20
Federal funds sold	271	6	8.78	1,132	1	0.35
Other interest bearing deposits	12,000	155	5.12	36,946	332	3.57
Investment in unconsolidated trust subsidiaries	1,093	22	7.99	992	22	8.80
Total interest-earning assets	1,223,785	21,826	7.08	1,133,426	17,675	6.19
Non-interest-earning assets	61,820			60,897
Total assets	$1,285,605			$1,194,323
Interest-Bearing Liabilities:
Deposits:
NOW and money market deposits	$100,396	$622	2.46%	$81,140	$307	1.50%
Savings deposits	405,609	2,237	2.19	366,670	1,540	1.67
Time deposits	494,910	5,897	4.73	432,890	3,786	3.47
Short-term borrowings	20,509	247	4.78	—	—	—
Long-term borrowings, including ESOP borrowings	64,357	623	3.84	86,164	846	3.90
Junior subordinated debt owed to unconsolidated trusts	36,354	760	8.29	32,992	714	8.59
Total interest-bearing liabilities	1,122,135	10,386	3.67	999,856	7,193	2.85
Demand deposits—non-interest-bearing	38,265			32,390
Other non-interest-bearing liabilities	43,701			87,044
Stockholders’ equity, including stock owned by ESOP	81,504			75,033
Total liabilities and stockholders equity	$1,285,605			$1,194,323
Net interest income on a fully tax equivalent basis/interest rate spread(4)		$11,440	3.41%		$10,482	3.34%
Net interest margin on a fully tax equivalent basis(5)			3.71%			3.67%
Net interest margin(5)			3.67%			3.63%

(1)                                  Includes non-accrual loans of $8.0 million and $10.9 million for September 30, 2006 and 2005 respectively.

(2)                                  Interest income includes loan origination fees of $665 thousand and $888 thousand for the three months ended September 30, 2006 and 2005, respectively.

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

For the third quarter of 2006, net interest income on a fully tax equivalent basis increased $958 thousand (9.1%) to $11.4 million from $10.5 million for the third quarter of 2005.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $4.2 million (23.5%), which was partially offset by an increase in interest expense of $3.2 million (44.4%).  Interest income increased mainly due to an increase in rate on earning assets of 89 basis points, which accounted for an increase of $2.5 million in interest income on a fully tax equivalent basis.  There was also an increase in average interest-earning assets of $90.4 million (8.0%), which accounted for an increase in interest income on a fully tax equivalent basis of $1.6 million.  Interest expense increased mainly due to an increase in the cost of interest-bearing liabilities of 82 basis points, which accounted for $2.2 million of the increase.  In addition, average total interest-bearing liabilities increased $122.3 million (12.2%), accounting for $966 thousand of the increase in interest expense.  The net interest margin expressed on a fully tax equivalent basis increased 4 basis points to 3.71% for the quarter ended September 30, 2006 from 3.67% for the quarter ended September 30, 2005.

	Nine Months Ended September 30,
	2006			2005
	Average	Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans(1)(2)	$1,078,343	$58,128	7.21%	$966,584	$46,202	6.39%
Taxable investment securities	89,240	2,732	4.09	78,375	1,725	2.94
Investment securities exempt from federal income taxes(3)	18,005	940	6.98	18,342	866	6.31
Federal funds sold	262	11	5.61	998	9	1.21
Other interest bearing deposits	8,725	308	4.72	17,236	431	3.34
Investment in unconsolidated trust subsidiaries	1,026	66	8.60	789	53	8.98
Total interest-earning assets	1,195,601	62,185	6.95	1,082,324	49,286	6.09
Non-interest-earning assets	60,412			64,775
Total assets	$1,256,013			$1,147,099
Interest-Bearing Liabilities:
Deposits:
NOW and money market deposits	$92,686	$1,465	2.11%	$95,860	$829	1.16%
Savings deposits	408,455	6,121	2.00	377,491	4,030	1.43
Time deposits	467,613	15,160	4.33	405,366	9,516	3.14
Short-term borrowings	20,523	666	4.34	6,133	123	2.68
Long-term borrowings, including ESOP borrowings	65,707	1,931	3.93	77,934	2,249	3.86
Junior subordinated debt owed to unconsolidated trusts	34,125	2,224	8.71	26,232	1,769	9.02
Total interest-bearing liabilities	1,089,109	27,567	3.38	989,016	18,516	2.50
Demand deposits—non-interest-bearing	39,598			35,434
Other non-interest-bearing liabilities	47,686			49,089
Stockholders’ equity, including stock owned by ESOP	79,620			73,560
Total liabilities and stockholders equity	$1,256,013			$1,147,099
Net interest income on a fully tax equivalent basis/interest rate spread(4)		$34,618	3.57%		$30,770	3.59%
Net interest margin on a fully tax equivalent basis(5)			3.87%			3.80%
Net interest margin(5)			3.83%			3.76%

(1)                                  Includes non-accrual loans of $8.0 million and $7.3 million for September 30, 2006 and 2005 respectively.

(2)                                  Interest income includes loan origination fees of $2.5 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.

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

For the nine months ended September 30, 2006, net interest income on a fully tax equivalent basis increased $3.8 million (12.5%) to $34.6 million from $30.8 million for the nine months ended September 30, 2005.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $12.9 million (26.2%), which was partially offset by an increase in interest expense of $9.1 million (48.9%).  The increase in interest income on a fully tax equivalent basis was mainly due to an increase on the yield of interest earning assets of 86 basis points, which increased interest income on a fully tax equivalent basis by $7.2 million.  There was also an increase in average interest earning assets of $113.3 million (10.5%), which accounted for $5.7 million of the increase.  The increase in interest expense was due to an increase in the yield on interest bearing liabilities of 88 basis points, which accounted for an increase in interest expense of $6.5 million.  In addition, the average interest-bearing liabilities increased a total of $100.1 million (10.1%), which increased interest expense by $2.5 million, The net interest margin expressed on a fully tax equivalent basis increased 7 basis points to 3.87% for the nine month period ended September 30, 2006 from 3.80% for the same period in 2005.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 Compared to 2005			2006 Compared to 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$1,897	$2,111	$4,008	$5,666	$6,260	$11,926
Taxable investment securities	88	249	337	263	744	1,007
Investment securities exempt from federal income taxes(1)	(71)	49	(22)	(16)	90	74
Federal funds sold	(2)	7	5	(11)	13	2
Other interest bearing deposits	(283)	106	(177)	(260)	137	(123)
Investment in unconsolidated trust subsidiaries	2	(2)	—	15	(2)	13
Total increase (decrease) in interest income	1,631	2,520	4,151	5,657	7,242	12,899
Interest Bearing Liabilities:
NOW and money market deposit accounts	$85	$230	$315	$(28)	$664	$636
Savings deposits	177	520	697	353	1,738	2,091
Time deposits	598	1,513	2,111	1,621	4,023	5,644
Short-term borrowings	247	—	247	430	113	543
Long-term borrowings	(211)	(12)	(223)	(358)	40	(318)
Junior subordinated debt owed to unconsolidated trusts	70	(24)	46	516	(61)	455
Total increase (decrease) in interest expense	966	2,227	3,193	2,534	6,517	9,051
Increase (decrease) in net interest income	$665	$293	$958	$3,123	$725	$3,848

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended September 30, 2006 and 2005, and between the nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Net	September 30,		Net
	2006	2005	difference	2006	2005	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$662	$681	$(19)	$1,969	$1,942	$27
Loan and other fees	732	712	20	2,253	2,009	244
Service charges on deposits	386	401	(15)	1,164	1,100	64
Gain on sale of loans	538	665	(127)	1,429	1,766	(337)
Other operating income	458	414	44	1,260	809	451
	$2,776	$2,873	$(97)	$8,075	$7,626	$449

In the third quarter of 2006, other income decreased by $97 thousand (3.4%) to $2.8 million from $2.9 million in the third quarter of 2005.  The gain on sale of loans decreased $127 thousand (19.1%) due to lower volume of loans sold in 2006.  This lower volume is due to a general slowing of the real estate market experienced by all lenders in our market areas.  Partially offsetting this decrease, income generated from TCC Appraisal (included in “Other operating income” above) was $78 thousand.  As TCC Appraisal was not established until 2006, there was no income in this category in 2005.

In the first nine months of 2006, other income increased by $449 thousand (5.9%) to $8.1 million from $7.6 million in the first nine months of 2005.  Income generated from TCC Appraisal in the first nine months of 2006 was $226 thousand and, as it had not yet been established, TCC Appraisal did not generate any income in the first nine months of 2005.  Income from title insurance premiums increased $96 thousand (11.6%) from the first nine months of 2005 to the first nine months of 2006.  Net (loss) on sale of premises and equipment (included in “Other operating income” above) decreased $129 thousand (90.9%) due to a lower amount of equipment disposals in 2006 compared to 2005.  Loan and other fees increased $244 thousand (12.1%) in 2006, mainly due to an increase in bankcard fees of $93 thousand (15.7%) and an increase in ATM switch fees of $114 thousand (19.3%).  The gain on sale of loans decreased $337 thousand (19.1%) due to a lower volume of loans sold and a lower premium made on the sale of each loan.

Other Expenses.  Changes in other expenses between the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Net	September 30,		Net
	2006	2005	difference	2006	2005	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,065	$4,038	$27	$12,913	$12,059	$854
Occupancy	836	785	51	2,521	2,378	143
Data processing	448	486	(38)	1,343	1,391	(48)
Marketing	441	403	38	1,382	1,133	249
Amortization and valuation of mortgage servicing rights	636	(162)	798	1,658	902	756
Supplies	140	159	(19)	490	559	(69)
Loss (gain) on sale of other real estate owned	8	123	(115)	240	950	(710)
Postage	142	142	—	445	452	(7)
Other	1,139	931	208	3,589	3,032	557
	$7,855	$6,905	$950	$24,581	$22,856	$1,725

For the third quarter of 2006, other expenses increased $950 thousand (13.8%) from the third quarter of 2005.  Amortization and valuation of mortgage servicing rights increased $798 thousand (492.6%), mainly due to a decrease in the recovery of the valuation allowance in the third quarter of 2006 compared to the third quarter of 2005.  This was mainly due to relatively minor changes in long-term interest rates during 2006 compared to 2005.  Items included in the “Other” category in the table above also increased: fees associated with derivative transactions increased $144 thousand (144.0%) and collection and credit fees paid increased $73 thousand (83.0%).

For the nine months ended September 30, 2006, other expenses increased $1.7 million (7.5%) to $24.6 million from $22.9 million in the first nine months of 2005.  This increase was largely due to an increase in salaries and employee benefits of $854 thousand (7.1%), mainly due to an increase in the number of employees and an increase in compensation per employee.  The effect of adopting SFAS 123(R) increased salary expense by $196 thousand.  Amortization and valuation of mortgage servicing rights increased $756 thousand (83.8%), mainly due to a decrease in the recovery of the valuation allowance in the third quarter of 2006 compared to the third quarter of 2005.  This was mainly due to relatively minor changes in long-term interest rates during 2006 compared to 2005.  Loss on sale of other real estate owned decreased $710 thousand (74.7%) due to large write-downs of other real estate owned in 2005 that were not repeated in 2006.  Items included in the “Other” category in the table above also increased: debit and credit card fees paid increased $145 thousand (26.2%); collection and credit fees paid increased $115 thousand (153.3%); professional fees increased $103 thousand (29.7%); and fees associated with derivative transactions increased $93 thousand (92.1%).

Income Taxes.  In the third quarter of 2006, income tax expense decreased $345 thousand (15.6%) over the third quarter of 2005 to a total of $1.9 million compared to $2.2 million.  The effective tax rate decreased to 37.7% in the third quarter of 2006 compared to 39.5% in the third quarter of 2005.  The decrease was mainly attributable to the tax benefit from the exercise of stock options in the third quarter of 2006 (as no options were exercised in the third quarter of 2005).

In the nine months ended September 30, 2006, income tax expense increased $179 thousand (3.6%), to a total of $5.1 million compared to $4.9 million.  The effective tax rate decreased to 37.6% in the first nine months of 2006, compared to 37.7% in the first nine months of 2005.

Balance Sheet—General.  Total assets at September 30, 2006 were at $1.3 billion, an increase of $92.7 million (7.4%) from December 31, 2005.  Net loans increased $102.6 million (10.2%) during the first nine months of 2006.  There was also an increase in cash and cash equivalents of $22.2 million (40.6%).  This was partially offset by a decline in investments of $29.7 million (23.6%).  During the same period, total liabilities increased by $85.8 million (7.3%) to $1.3 billion on September 30, 2006 from $1.2 billion on December 31, 2005.  The increase in total liabilities was primarily due to an increase in deposits of $84.4 million (8.1%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $6.9 million (9.1%) to $82.5 million on September 30, 2006 compared to $75.6 million on December 31, 2005.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At September 30, 2006		At December 31, 2005		At September 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government agencies	$66,494	$66,106	$85,687	$85,289	$35,146	$34,789
States and political subdivisions	9,532	9,553	5,984	5,937	5,995	5,967
Equity securities	1	5	1	5	1	4
Total securities available for sale	$76,027	$75,664	$91,672	$91,231	$41,142	$40,760

Securities Held to Maturity:
U.S. Government agencies	—	—	$13,687	$13,647	$19,760	$19,719
States and political subdivisions	$11,179	$11,171	12,925	12,918	13,120	13,127
Total securities held to maturity	$11,179	$11,171	$26,612	$26,565	$32,880	$32,846

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,000	$8,000	$6,973	$6,973	$7,016	$7,016
Investment in unconsolidated trusts	1,302	1,302	992	992	992	992
Total other securities	$9,302	$9,302	$7,965	$7,965	$8,008	$8,008

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At September 30, 2006		At December 31, 2005		At September 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$114,997	10.20%	$93,579	9.16%	$90,837	9.01%
Commercial real estate	397,611	35.27	379,884	37.19	383,149	38.02
Residential real estate	329,736	29.26	313,693	30.71	314,061	31.17
Construction real estate	227,393	20.18	178,068	17.43	165,195	16.39
Installment and other	57,356	5.09	56,309	5.51	54,471	5.41
Total loans	1,127,093	100.00	1,021,533	100.00	1,007,713	100.00
Unearned income	(2,263)		(2,153)		(2,216)
Gross loans	1,124,830		1,019,380		1,005,497
Allowance for loan losses	(11,657)		(8,842)		(9,850)
Net loans	$1,113,173		$1,010,538		$995,647

Total loans increased $105.6 million (10.3%) to $1.1 billion at September 30, 2006 from $1.0 billion at December 31, 2005.  The increase was due primarily to growth in the Company’s construction and commercial real estate and commercial loan portfolios.  There was a slight shift from commercial real estate to construction real estate loans during this period.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2006	At December 31, 2005	At September 30, 2005
	(Dollars in Thousands)
Non-accruing loans	$8,875	$8,037	$11,587
Loans 90 days or more past due, still accruing interest	34	—	69
Total non-performing loans	8,909	8,037	11,656
Other real estate owned	25	375	330
Other repossessed assets	27	27	24
Total non-performing assets	$8,961	$8,439	$12,010

Total non-performing loans to total loans	0.79%	0.79%	1.16%
Allowance for loan losses to non-performing loans	130.85%	110.02%	84.5%
Total non-performing assets to total assets	0.67%	0.68%	0.98%

At September 30, 2006, total non-performing assets increased $522 thousand (6.2%) to $9.0 million from $8.4 million at December 31, 2005 primarily due to an increase in non-accruing loans of $838 thousand (10.4%).  This increase was primarily due to a commercial loan (with a balance of $799 thousand as of September 30, 2006) being put on non-accrual status during 2006.  This loan has been partially charged-off for $950 thousand, and the remainder is specifically identified as impaired.  The amount of $51 thousand in the allowance for loan losses is allocated for this loan, the rest of the balance covered by adequate collateral in the form of commercial assets, inventory and accounts receivable.

At September 30, 2006, total non-performing assets decreased $3.0 million (25.4%) to $9.0 million from $12.0 million at September 30, 2005 primarily due to a decrease in non-accrual loans of $2.7 million (23.4%).  This decrease was primarily due to the full repayment of all principal and interest of a commercial real estate loan of $2.4 million between the two periods.

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

The allowance for loan losses is maintained at an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,116	$9,364	$8,842	$8,367
Provision for loan losses	1,322	750	4,122	2,100
Total charge-offs	(89)	(311)	(1,730)	(740)
Total recoveries	308	47	423	123
Net charge-offs	219	(264)	(1,307)	(617)
Balance at end of period	$11,657	$9,850	$11,657	$9,850

Gross loans at end of period	$1,124,830	$1,005,497	$1,124,830	$1,005,497
Ratio of allowance to total loans	1.04%	0.98%	1.04%	0.98%
Ratio of net charge-offs to average loans (1)	(0.08)%	0.10%	0.16%	0.09%

(1)                                  Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2006 totaled a $219 thousand recovery, a decrease of $483 thousand (183.0%) from a $264 thousand loss for the three months ended September 30, 2005.  The majority of the recoveries were construction loans.  The provision for loan losses increased by $572 thousand (76.3%) for the three months ended September 30, 2006, compared to the same period in 2005, due to management’s analysis of current non-performing loans.  See the discussion above on refinements made in the analysis for further details (see “Critical Accounting Policies—Allowance for Loan Losses”).

Net charge-offs for the nine months ended September 30, 2006 totaled $1.3 million, an increase of $690 thousand (111.8%) from $617 thousand for the nine months ended September 30, 2005.  The majority of the charge-offs were commercial loans.  The provision for loan losses increased by $2.0 million (96.3%) from the nine months ended September 30, 2005.  Both the additional provision and the additional charge-offs were primarily due to a single commercial loan of $950 thousand that was provided for and charged off during the first quarter of 2006, as well as the increase in provision for loan losses per management’s analysis of current non-performing loans.  See the discussion above on refinements made in the analysis for further details (see “Critical Accounting Policies—Allowance for Loan Losses”).

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2006		At December 31, 2005		At September 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,843	10.20%	$2,934	9.16%	$3,681	9.01%
Commercial and residential real estate	4,261	64.53	3,086	67.90	3,513	69.19
Construction real estate	2,658	20.18	1,993	17.43	1,842	16.39
Installment and other	883	5.09	813	5.51	802	5.41
Unallocated	12	N/A	16	N/A	12	N/A
Total	$11,657	100.00%	$8,842	100.00%	$9,850	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience (based upon regression analysis) increased by $5.0 million (216.9%) in 2006, from $2.3 million on September 30, 2005 to $7.3 million on September 30, 2006.  This was largely due to increases in the allocation for commercial loans of $1.8 million, an increase in the allocation for commercial and residential real estate loans of $1.5 million and an increase in the allocation for construction loans of $1.1 million.  These adjustments were partially due to moving from a pure historical loss analysis to a regression analysis as discussed above (see “Critical Accounting Policies—Allowance for Loan Losses”).  The allocation based upon qualitative adjustments decreased $2.5 million (48.7%), from $5.1 million on September 30, 2005 to $2.6 million on September 30, 2006.  This was primarily due to a decrease in the allocation for commercial loans of $1.0 million and a decrease in the allocation for commercial and residential real estate loans of $722 thousand.  These adjustments were partially due to a quantification of these qualitative factors as discussed above (see “Critical Accounting Policies—Allowance for Loan Losses”).  The allocation for specifically identified loans decreased by $673 thousand (27.5%), from $2.4 million on September 30, 2005 to $1.8 million on September 30, 2006.  This was primarily due to a decrease in specifically identified commercial loans of $645 thousand.

We expect somewhat slower growth in our loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year along with continued increases in interest rates. We anticipate the volume of commercial real estate and construction loans to slow as the construction industry’s home building boom appears to be ending and returning to a more normal volume.  Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand continuing to see new business looking to expand within the state. Although evidence indicates that the construction boom is slowing, the sector for homes below $500 thousand remains strong with sales declining slightly but median prices rising. We expect residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were substantially more in the first three months of 2006 than in the same period in 2005 due to a single large commercial loan, however charge offs returned to more historic levels in the second and third quarters of 2006.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At September 30, 2006	At December 31, 2005	At September 30, 2005
	(Dollars in thousands)
Loans classified as:
Substandard	$13,165	$14,484	$19,794
Doubtful	1,774	1,414	1,319
Total adversely classified loans	14,939	15,898	21,113
Other real estate owned	25	375	330
Other repossessed assets	27	27	24
Total adversely classified assets	$14,991	$16,300	$21,467

Special mention loans	$3,196	$14,836	$15,854

Total adversely classified assets decreased $6.5 million (30.2%) from September 30, 2005 to September 30, 2006.  The main reason was a decrease of $6.6 million in substandard loans.  Substandard loans decreased because of  approximately $1.7 million in commercial loans and $2.4 million in commercial real estate loans that were paid-down and/or upgraded along with two commercial charge offs during the period which approximated $2.5 million.  Special mention loans decreased $12.7 million (79.8%) between September 30, 2005 and September 30, 2006, primarily due to commercial real estate loans upgraded from the risk category.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $16.0 million and $6.4 million for the nine months ended September 30, 2006 and 2005 respectively.  Net cash provided by operating activities increased $9.6 million in the first nine months of 2006 compared to the first nine months of 2005 largely due to a decrease in the origination of loans held for sale, net of sales, by $9.0 million over the first nine months of 2005. Net cash used in investing activities was $(77.7) million and $(77.0) million for the nine months ended September 30, 2006 and 2005, respectively.  Net cash provided by financing activities was $83.9 million and $133.4 million for the nine months ended September 30, 2006 and 2005, respectively.  The $49.5 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $56.6 million from the first nine months of 2006 compared to the first nine months of 2005.  This was partially offset by a decrease in cash used by borrowings (net of repayments) of $4.2 million and a decrease in the purchase of treasury stock of $3.0 million.

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

At September 30, 2006, the Company’s total risk-based capital ratio was 12.41%, the Tier 1 capital to risk-weighted assets ratio was 10.03%, and the Tier 1 capital to average assets ratio was 8.57%.  At December 31, 2005, the Company’s total risk-based capital ratio was 11.67%, the Tier 1 capital to risk-weighted assets ratio was 10.10%, and the Tier 1 capital to average assets ratio was 8.19%.

At September 30, 2006, the Bank’s total risk-based capital ratio was 11.19%, the Tier 1 capital to risk-weighted assets ratio was 10.12%, and the Tier 1 capital to average assets ratio was 8.65%.  At December 31, 2005, the Bank’s total risk-based capital ratio was 11.30%, the Tier 1 capital to risk-weighted assets ratio was 10.41%, and the Tier 1 capital to average assets ratio was 8.43%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2006 and December 31, 2005.

At September 30, 2006 and December 31, 2005, the Company’s book value per common share was $12.52 and $11.54, respectively.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2006, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of rate changes of these particular accounts, with repricing assigned to these accounts from one to 11 months.

	Time to Maturity or Repricing
As of September 30, 2006:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest-Earning Assets:
Loans	$544,044	$453,848	$56,870	$70,068	$1,124,830
Loans held for sale	5,479	—	—	—	5,479
Investment securities	19,089	38,335	29,681	7,738	94,843
Securities purchased under agreements to resell	252	—	—	—	252
Interest bearing deposits with banks	54,759	—	—	—	54,759
Investment in unconsolidated trusts	186	—	—	1,116	1,302
Total interest-earning assets	$623,809	$492,183	$86,551	$78,922	$1,281,465

Interest-Bearing Liabilities:
NOW and money market deposit accounts	$98,023	$166,955	—	—	$264,978
Savings deposits	159,497	79,070	—	—	238,567
Time deposits	113,642	275,293	$132,361	$7,300	528,596
Short- and long-term borrowings	12,034	702	18,904	44,681	76,321
Borrowings made by ESOP to outside parties	743	—	—	—	743
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	37,116	43,302
Total interest-bearing liabilities	$390,125	$522,020	$151,265	$89,097	$1,152,507

Rate sensitive assets (RSA)	$623,809	$1,115,992	$1,202,543	$1,281,465	$1,281,465
Rate sensitive liabilities (RSL)	390,125	912,145	1,063,410	1,152,507	1,152,507
Cumulative GAP (GAP=RSA-RSL)	233,684	203,847	139,133	128,958	128,958
RSA/Total assets	46.67%	83.49%	89.96%	95.87%	95.87%
RSL/Total assets	29.19%	68.24%	79.56%	86.22%	86.22%
GAP/Total assets	17.48%	15.25%	10.40%	9.65%	9.65%
GAP/RSA	37.46%	18.27%	11.57%	10.06%	10.06%

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

Changes in net interest income between the periods below reflect changes in the composition of interest-earning assets and interest-bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest-earning assets and interest-bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Based on simulation modeling at September 30, 2006 and December 31, 2005, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At September 30, 2006		At December 31, 2005
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(2,395)	(4.99)%	$(3,093)	(7.21)%
+ 1.00	(475)	(0.99)	(948)	(2.21)
(1.00)	269	0.56	1,047	2.44
(2.00)	(1,521)	(3.17)	721	1.68

Simulations used by the Company assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 15.0% of the Company’s annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at September 30, 2006.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

4.5                                 Indenture for Trinity Capital Corporation as issuer of Trust Preferred Securities, dated September 21, 2006

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2006	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer