Form 10-K
period 2006-12-31
TRINITY CAPITAL CORP
filed 2007-03-16
CIK 99771

As filed with the Securities and Exchange Commission on March 16, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              (ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number 000-50266

TRINITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

New Mexico	85-0242376
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 Trinity Drive
Los Alamos, New Mexico	87544
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $126,220,000 (based on the last sale price of the Common Stock at June 30, 2006 of $27.75 per share).

As of March 12, 2007, there were 6,543,690 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2007 Proxy Statement	PART III

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank, TCC Appraisal Services Corporation, TCC Advisors Corporation, TCC Funds and Title Guaranty & Insurance Company.

Item 1. Business.

Trinity Capital Corporation

 General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”), the sole shareholder of TCC Appraisal Services Corporation (“TCC Appraisals”), and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”). The Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”). Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico. Los Alamos has approximately 19,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb. Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields. The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy. The Laboratory employs (directly and indirectly) approximately 9,650 residents of northern New Mexico, making it the largest employer in Los Alamos. The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

Los Alamos National Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory. The Bank is a full-service commercial banking institution with four bank locations in Los Alamos, White Rock and Santa Fe, New Mexico and a loan production office in Albuquerque, New Mexico. The Bank acquired a ground lease covering additional land in Santa Fe where we plan to begin construction on a third Santa Fe office in late 2007 or early 2008. We provide a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products to our targeted customer base of individuals and small and medium-sized businesses. As of December 31, 2006, we had total assets of $1.4 billion, net loans of $1.1 billion and deposits (net of deposits of affiliates) of $1.2 billion. The Bank created TCC Advisors in February 2006, to enable us to manage certain assets and register with the SEC as a Registered Investment Advisor should we choose to do so in the future. In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.

Trinity acquired Title Guaranty in May 2000, making it the only title company in New Mexico to be owned by a financial or bank holding company. Title Guaranty is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties. Title Guaranty opened its Santa Fe office in the Bank’s downtown Santa Fe facility in February 2005. The services provided by Title Guaranty complement those provided by Trinity’s other subsidiaries. Title Guaranty provides title insurance, closing services, escrow and notary service, title searches and title reports for Los Alamos and Santa Fe Counties.

TCC Appraisals is a real estate appraisal company created by Trinity in January 2006. TCC Appraisals provides residential real estate appraisals for properties in Los Alamos County.  TCC Appraisals’ offices are located in the Company’s headquarter building in Los Alamos.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended, (“BHCA”) and in 2000 elected to become a Financial Holding Company, as defined in that Act. Trinity acquired the stock of the Bank in 1975 and serves as the holding company for the Bank. In 2000, Trinity purchased Title Guaranty. In 2006, Trinity created TCC Appraisals. Title Guaranty, TCC Appraisals, and the Bank are wholly-owned subsidiaries of Trinity. The Bank created TCC Advisors in February 2006. In addition, Trinity owns all the common shares of four business trusts, which were created by Trinity for the sole purpose of issuing an aggregate of $37.1 million in trust preferred securities. Trinity redeemed the trust preferred securities issued under Trinity Capital Trust II in December 2006 and is in the process of terminating this entity.  In February 2006, Trinity created TCC Funds, a Delaware statutory trust created to allow for the creation and holding of mutual funds. Trinity’s sole business is the ownership of the outstanding shares of the Bank, TCC Appraisals, Title Guaranty and the administration of the Trusts. Trinity does not anticipate expanding its operations in the future. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

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

 General.  Trinity, as the sole shareholder of the Bank, is a financial holding company.  As a financial holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the BHCA.  In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so.  Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve.  Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a financial holding company is to control banks. Under the BHCA, a financial holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.  Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  In 2000, Trinity elected (and the Federal Reserve accepted Trinity’s election) to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital falls below minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2006, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends.  Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and their holding companies.

Federal Securities Regulation.  Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

 Los Alamos National Bank

General. Los Alamos National Bank is a national banking organization created under the laws of the United States of America. The Bank is regulated primarily by the OCC, a branch of the Department of Treasury. The Bank currently has four bank offices and one loan production office. A fifth office is planned for construction in late 2007 or early 2008. In February 2006, the Bank created TCC Advisors as a wholly owned subsidiary of the Bank.

Products and Services. The Bank provides a full range of financial services for deposit customers and we lend money to credit-worthy borrowers at competitive interest rates. Our strategy has been to position ourselves in the market as a low-fee, high-value community bank. Our products include certificates of deposits, checking and saving accounts, on-line banking, Individual Retirement Accounts, loans, mortgage loan servicing, trust and brokerage services, international services, and safe deposit boxes. These business activities make up our three key processes: investment of funds, generation of funds and service-for-fee income. We achieved our success in part by minimizing charges relating to the investment and generation of funds processes, i.e. loans, credit cards, checking, and savings accounts. The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities, and our ability to maintain efficient operations. In addition to our net interest income, we produce additional income through our mortgage servicing operations and other income processes, such as trust and brokerage. A more complete description of our products and services makeup can be found under “Management’s Discussion and Analysis and Results of Operations” in Item 7 in this Form 10-K.

Lending Activities.

General.  We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $18.4 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2006, residential mortgages made up approximately 28.6% of our loan portfolio, commercial real estate loans comprised approximately 34.2%, construction lending comprised 20.8%, general commercial loans comprised 11.3% and consumer lending comprised 5.1%.

Residential Real Estate Loans.  Residential mortgage lending has been a focal point since our formation in 1963. The majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans. We also originate 15- to 30-year fixed rate residential mortgages and we sell most of these to outside investors. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidifies our relation with our customer.

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

Construction Loans.  We have also been active in financing construction of residential and commercial properties in Northern New Mexico. We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms that do not exceed 24 months. Loan proceeds are disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

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

Market Area. The Bank’s customers are concentrated in northern and central New Mexico, particularly in Santa Fe and Los Alamos counties. Los Alamos, the base of our operations, lies within Los Alamos County and has approximately 19,000 residents. The primary employer in Los Alamos County is the Laboratory, one of the world’s pre-eminent scientific research and development facilities operated Los Alamos National Security, LLC for the Department of Energy. The Laboratory employs approximately 9,000 employees and an additional 650 subcontractors. Most of the employees are scientists, engineers and technicians, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 80.4% and 24.4% respectively. The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income approximately 115% greater than the national average and an unemployment rate (2.4%) almost one-half the national average (4.6%).

In 1999, the Bank opened a full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004. The Bank intends to open a third full-service office in south Santa Fe in late 2007 or early 2008. Santa Fe serves as the capital of New Mexico and is located approximately 35 miles southeast of Los Alamos. The primary employers in Santa Fe County are the state and federal governments. Santa Fe County has approximately 141,000 residents with its local economy based primarily on government and tourism. The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers in Santa Fe. The addition of our second office in Santa Fe resulted in a considerable growth of our customer base by providing a convenient location for the large number of businesses and customers based near the Santa Fe Plaza, which is located near the center of the business district and government facilities.

We expanded and will continue to expand in the Santa Fe market through the construction of our third office, in part, to take advantage of the population growth, which has been higher than the state and national averages. From 1990 to 2000, Santa Fe County’s population grew 30.7%. From April 1, 2000 to July 1, 2005 it grew 8.9%, compared to a national average of 5.3%. New Mexico’s population growth continues to be high compared to national averages at 20.1% between 1990 and 2000 and 6.0% from April, 2000 to July 1, 2005. The population growth for Los Alamos County, where two of our offices are located, was 1.3% from 1990 to 2000 and 2.6% from April 1, 2000 to July 1, 2005. Both Santa Fe and Los Alamos counties have higher than median and per capita income levels, and higher than national averages of homeownership, both in comparison to New Mexico and national averages.

Competition.  We face strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in our market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality and speed of services we provide to borrowers.  A growing area of competition is from insurance companies and internet-based financial institutions.

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

Employees. As of December 31, 2006, the Bank had approximately 269 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys. Over the last six years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

Regulation and Supervision

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.  The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2006, the Bank paid supervisory assessments to the OCC totaling $270 thousand.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  The Bank is not currently subject to such additional capital requirements.

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

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors for the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) appointing a receiver for the institution.

As of December 31, 2006: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.  As of December 31, 2006, approximately $10.8 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to Trinity, on investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans. The Bank also is subject to certain restrictions imposed by federal law on extensions of credit to its directors and executive officers, to directors and executive officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to “related interests” of such directors, executive officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or executive officer of Trinity or Los Alamos National Bank or a principal shareholder of Trinity may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Branching Authority. National banks headquartered in New Mexico, such as the Bank, have the same branching rights in New Mexico as banks chartered under New Mexico law, subject to OCC approval.  New Mexico law grants New Mexico-chartered banks the authority to establish branches anywhere in the State of New Mexico, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states in which the laws expressly authorize such expansion.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has not applied for  approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with these reserve requirements.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties. Trinity acquired Title Guaranty in May of 2000 to provide services related to the lending activities of the Bank. Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 70% of the mortgages recorded in Los Alamos County in 2006. Title Guaranty continues to face strong competition in Los Alamos County from the two other title companies in Los Alamos which collectively handled approximately 30% of the mortgages recorded in Los Alamos County in 2006. Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005 under a lease and purchase agreement with LandAmerica Capitol City Title Services, Inc. to provide title services and products in Santa Fe County. Title Guaranty faces strong competition in Santa Fe County from numerous other title companies. In 2006, Title Guaranty handled approximately 4% of the mortgages recorded in Santa Fe County. The New Mexico Public Regulation Commission oversees the title industry. Title Guaranty is regulated by the New Mexico Department of Insurance and is required to file annual experience reports and is audited annually by the Department of Insurance. The annual experience report requires that Title Guaranty be audited by a certified public accountant.

Employees. As of December 31, 2006, Title Guaranty had approximately 13 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

Products and Services. The products and services offered by Title Guaranty include: title insurance; closings, including purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; title searches; and title reports. Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty has employed the latest technology in the title insurance industry allowing customers to view the status of their file online through an internet based software, Ramquest Software. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company and Lawyers Title Insurance Corporation.

TCC Appraisal Services Corporation

General. TCC Appraisal Services Corporation (“TCC Appraisals”) is an appraisal services company organized under the laws of New Mexico and doing business in Los Alamos County. Trinity acquired TCC Appraisals in January 2006 to provide services related to the lending activities of the Bank. TCC Appraisals handled approximately 85% of the residential appraisals in Los Alamos County in 2006. TCC Appraisals has limited competition in Los Alamos County in the form of a handful of appraisers who combined handle approximately 10-15% of the appraisals.  Our appraiser is regulated by the New Mexico Appraiser Board and is required to comply with the Uniform Standards of Professional Appraisal Practice (USPAP). Our appraiser is licensed by the New Mexico Appraiser Board. Our appraiser has not had any complaints filed against him with the State.

Employees. As of December 31, 2006, TCC Appraisals had 2 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

Products and Services. Currently, TCC Appraisals provides residential appraisal services within Los Alamos County.  The primary customer for TCC Appraisals in 2006 was the Bank. TCC Appraisals’ other customers include other lenders, attorneys and homeowners.

Trinity Capital Trust I, III, IV and V

Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV, and Trinity Capital Trust V (the “Trusts”) are Delaware statutory business trusts formed in 2000, 2004, 2005, and 2006, for the purpose of issuing $10 million, $6 million, $10 million, and $10 million in trust preferred securities and lent the proceeds to Trinity. In December of 2006, Trinity redeemed all amounts due under Trinity Capital Trust II which was created in 2001 for the purpose of issuing $6 million in trust preferred securities. Trinity is in process of terminating Trust II.  Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

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

Central to the health of the economies of Los Alamos and Santa Fe Counties is the Laboratory. The Laboratory recently transitioned from operation and management under the University of California to Los Alamos National Security, LLC. Los Alamos National Security, LLC, a limited liability company composed of the University of California, Bechtel, BWX Technologies, and the Washington Group International, assumed management and operation of the Laboratory in June 2006. The Laboratory employs, directly or indirectly, over 9,650 residents of northern New Mexico. The Laboratory’s budget, the most important indicator of Laboratory health, is expected to remain stable at approximately $2.2 billion for the 2007 fiscal year and is proposed as remaining at approximately $2.2 billion for the 2008 fiscal year.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices.  To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.  Our current growth strategies involve internal growth from our current offices and the opening of an additional office in Santa Fe during late 2007 or early 2008.  This new site will be approximately 12,000 square feet.  Our experience has been rapid absorption of our Santa Fe offices, making the existing Santa Fe offices profitable well ahead of budget; however, such rapid absorption is not guaranteed in the future.

We must compete with other banks and financial institutions in all lines of business. The banking and financial services business in our market is highly competitive.  Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions we are and are therefore able to provide customers with an alternative to traditional banking services.

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

We must effectively manage our credit risk. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

The majority of the bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending. The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits. While there is little demand for loans over our legal lending limit, we can and have engaged in participation loans with other financial institutions to respond to customer requirements. However, there are some loans and relationships that we cannot effectively compete for due to our size.

Our allowance for loan losses must be managed to provide sufficient reserves to absorb potential losses in our loan portfolio. We established our allowance for loan losses in consultation with management, consultants and external auditor recommendations, and maintain it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.08% and as a percentage of total non-performing loans was approximately 138.77%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. In addition, our regulators may require us to change the amount of our reserves for loan loss which must be funded from net income. Additional reserve allocations or loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our continued pace of growth may require us to raise additional capital in the future, which may not be available when it is needed. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We manage our growth rate to ensure that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, our growth strategy may present opportunities that would create a need for additional capital from the capital markets. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. There may not always be capital available or available on favorable terms. These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, thereby materially reducing our growth rate.

Our ability to attract and retain management and key personnel may affect future growth and earnings. Much of our success to date has been influenced strongly by our ability to attract and to retain management experienced in banking and financial services and individuals familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, office managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the affects of these changes on our business and profitability. Changes in regulation could also increase our cost of compliance and adversely affect profitability.

Technology is continually changing and we must effectively implement new technologies. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a full staff of internal information system developers and consider this area a core part of our business. In the past, we have been able to respond to technological changes faster and with greater flexibility than our competitors. However, we must continue to make substantial investments in technology, which may affect our net income.

There is a limited trading market for our common shares, and shareholders may not be able to resell shares at or above the price shareholders paid for them. Our common stock is not listed on any automated quotation system or securities exchange and no firm makes a market in our stock. The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot insure volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs, damage to our reputation, litigation and other liabilities. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us as well as damage to our reputation in general.

The Federal Financial Institutions Examination Council (FFIEC) issued guidance for “Strong Authentication/Two Factor Authentication” in the Internet banking environment. All financial institutions were required to make changes to their online banking systems to meet the new FFIEC requirements.  In response to this guidance, Trinity incorporated multiple layers of security to protect our customers’ financial data.  Included in our security layers are highly sophisticated systems that continually monitor online banking activity. These systems constantly compare past and current activity to build system intelligence, providing profiles for each customer. We also altered our login pages to let our customers know they are communicating with the Bank and not a “spoofed” site. A Security-phrase is now required and entered via a virtual keyboard anytime we identify activity that warrants additional security concern (e.g., transfering funds out of our customers’ ownership). We have also made available, and in some cases require, the use of security tokens that generate a one-time-password. We further employ external information technology auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

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

Failure to pay interest on our debt may adversely impact our ability to pay dividends. As of December 31, 2006, we had $37.1 million of junior subordinated debentures that are held by four business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our Common Stock. In 2006, the interest payments totaled $3.3 million; however, the amount is subject to change each year due to a variable rate applicable to $6 million of the debentures.  In addition, we paid in full all amounts under Trinity Capital Trust II and expensed $174 thousand in amortized issuance costs. We chose to redeem and refinance the debt under Trust II in order to reduce the interest rate paid on the funds as well as to obtain $4 million in additional funds. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value. Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories constitute $947.74 million, or approximately 83.6% of our total loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. To mitigate such risk, we employ the use of either TCC Appraisals or independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral. We also monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2006, construction loans, including land acquisition and development, totaled $235.53 million, or 20.78%, of our total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, requiring that advances be made on a percentage of completion basis as determined by independent third party inspectors, and by limiting the amount of construction development lending.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 12, 2007, the Company conducts operations through five locations as shown below. Trinity is headquartered in the main Bank office in Los Alamos, New Mexico. All four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances. Our loan production office is leased office space. In addition to our offices, the Bank operates 29 automatic teller machines (“ATMs”) throughout northern New Mexico. The ATMs are housed either in bank offices or on leased property. We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs.

In addition to the properties at which offices are currently located, Trinity holds ground leases on two lots located at the intersection of Vegas Verdes Drive and Cerrillos Road in Santa Fe, New Mexico. We are currently working on plans to construct a third Santa Fe office at this location. We anticipate construction will begin in late 2007 or early 2008 with the office opening in 2008. A portion of the property will be sub-leased to additional tenants.

Locations	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty, TCC Appraisals
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty
Albuquerque Loan Production Office	6301 Indian School Road, N.E. Albuquerque, New Mexico 87110	Bank
Santa Fe Office III (Vegas Verdes)	3674 Cerrillos Road and 1405 Vegas Verdes Drive Santa Fe, New Mexico	Vacant Land

Item 3. Legal Proceedings.

The Bank has been engaged in litigation with Galaxy CSI, LLC since 2004. In January 2007, the parties reached a settlement agreement in which the Bank agreed to pay $500,000 to Galaxy CSI, LLC on February 16, 2007. Pursuant to FASB 5, Trinity expensed this cost for the year ending 2006. Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors and TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange. No firm makes a market in our stock. As of March 12, 2007, there were 6,543,690 shares of common stock outstanding and approximately 1,400 shareholders of record. The most recent reported sale price of Trinity’s stock as of December 31, 2006 was $28.75 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated. The prices below are only the trades where the price was disclosed to us. Private sales, where the value of the shares traded were not given to us, are not included. The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2006	$30.00	$25.00
September 30, 2006	28.00	25.00
June 30, 2006	28.00	25.00
March 31, 2006	28.00	25.95

December 31, 2005	28.00	25.80
September 30, 2005	29.00	27.00
June 30, 2005	34.00	27.50
March 31, 2005	30.75	26.00

Dividend Policy

Since January 2005, we paid dividends on our common stock as follows (as adjusted for stock splits):

Date paid	Amount per share
January 12, 2007	$0.35
July 14 2006	0.34
January 13, 2006	0.34
July 11, 2005	0.30
January 14, 2005	0.30

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

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock. We have issued in the aggregate approximately $37.1 million in junior subordination debentures to Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV and Trinity Capital Trust V. All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts. Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, we have not entered into any other arrangements that contain restrictions on the payment of dividends. We believe that Trinity can continue to pay comparable cash dividends to shareholders in the future, assuming that (a) we continue to be profitable, (b) we do not experience any unusual growth that would necessitate higher capital retention and (c) the regulatory environment on minimum capital requirements or maximum dividends paid does not change.

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, we repurchased the following securities:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
October 1-October 31, 2006	55,395	$27.61	55,395	$2,471,000
November 1-November 30, 2006	—	—	55,395	2,471,000
December 1-December 31, 2006 (1)	797	27.96	56,192	—
Total	56,192	$27.61	56,192	$—

(1)                                  On September 21, 2006, the Company announced that it would repurchase up to $4.0 million in outstanding shares of the Company’s common stock. The Company’s Board of Directors determined that the repurchase of stock was a sensible use of the Company’s current capital. The stock was converted into treasury shares.  This repurchase plan expired on December 31, 2006.  Trinity announced in January 2007 that it would repurchase up to an additional $1.0 million in outstanding shares of the Company’s common stock. This repurchase plan will expire on March 31, 2007.

Shareholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the Nasdaq Stock Market and an index of bank stocks that are quoted on the OTC-Bulletin Board and on Pink Sheets.  The cumulative total shareholder return computations assume the investment of $100.00 on December 31, 2001 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared at our request by SNL Securities LC, Charlottesville, Virginia.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Trinity Capital Corporation	100.00	107.54	158.24	160.29	149.25	157.01
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL >$500M OTC-BB and Pink Banks	100.00	129.24	180.12	210.68	224.21	246.01

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated. Amounts in the table for 2002 have been reclassified for the deconsolidation of the Trusts upon the adoption of a new accounting standard in 2003.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$85,034	$67,909	$54,291	$53,420	$54,277
Interest expense	39,216	26,328	17,093	19,080	23,497
Net interest income	45,818	41,581	37,198	34,340	30,780
Provision for loan losses	5,172	2,850	2,100	3,350	2,800
Net interest income after provision for loan losses	40,646	38,731	35,098	30,990	27,980
Other income	10,287	10,249	10,466	17,870	13,725
Other expense	33,794	29,851	28,746	28,208	25,183
Income before income taxes	17,139	19,129	16,818	20,652	16,522
Income taxes	6,828	7,169	6,429	7,794	6,281
Net income	$10,311	$11,960	$10,389	$12,858	$10,241

Common Share Data:(1)
Earnings per common share	$1.57	$1.80	$1.54	$1.93	$1.55
Diluted earnings per common share	1.56	1.79	1.52	1.90	1.54
Book value per common share(2)	12.35	11.54	10.84	9.86	8.48
Shares outstanding at end of period	6,532,898	6,554,559	6,732,748	6,701,478	6,650,131
Weighted average common shares outstanding	6,572,770	6,632,587	6,728,289	6,660,858	6,627,900
Diluted weighted average common shares outstanding	6,612,324	6,692,849	6,840,020	6,756,326	6,659,034
Dividend payout ratio(3)	43.95%	35.56%	39.61%	29.02%	31.61%
Cash dividends declared per common share(4)	$0.69	$0.64	$0.61	$0.56	$0.49

(1)

On December 19, 2002, Trinity’s Board of Directors approved a two-for-one split of our common stock, effective December 19, 2002. Earnings per share, book value per share, weighted average shares outstanding and total shares outstanding of prior years have been calculated giving consideration to the retroactive effect of the stock split.

(2)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), divided by shares outstanding at end of period.

(3)	Computed by dividing declared per common share by earnings per common share.

(4)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Net interest income	$45,818	$41,581	$37,198	$34,340	$30,780
Tax-equivalent adjustment to net interest income	486	416	350	276	116

Net interest income, fully tax-equivalent basis	$46,304	$41,997	$37,548	$34,616	$30,896

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$106,854	$125,808	$113,243	$174,966	$106,313
Loans, gross	1,131,724	1,019,380	894,321	740,523	660,448
Allowance for loan losses	12,167	8,842	8,367	7,368	6,581
Total assets	1,359,279	1,244,016	1,080,393	1,006,750	912,927
Deposits	1,162,741	1,041,848	880,581	836,195	790,086
Short-term and long-term borrowings, including ESOP borrowings and capital lease obligations	67,238	83,520	96,092	78,957	42,380
Junior subordinated debt owed to unconsolidated trusts	37,116	32,992	22,682	16,496	16,496
Stock owned by ESOP participants, net of unearned ESOP shares	17,438	16,100	18,078	18,256	9,462
Stockholders’ equity	63,240	59,518	54,878	47,802	46,905

Performance Ratios:
Return on average assets(1)	0.81%	1.02%	1.01%	1.32%	1.21%
Return on average equity(2)	12.86%	16.05%	14.61%	20.15%	19.17%
Net interest margin on a fully tax equivalent basis(3)	3.81%	3.80%	3.94%	3.84%	4.04%
Loans to deposits	97.33%	97.84%	100.61%	88.56%	83.59%
Efficiency ratio(4)	60.23%	57.59%	60.31%	54.03%	56.58%

Asset Quality Ratios:
Non-performing loans to total loans	0.77%	0.79%	0.64%	0.43%	0.59%
Non-performing assets to total assets	0.66%	0.68%	1.13%	1.09%	0.84%
Allowance for loan losses to total loans	1.08%	0.87%	0.93%	0.99%	1.00%
Allowance for loan losses to non-performing loans	138.77%	110.02%	146.23%	230.83%	168.14%
Net loan charge-offs to average loans	0.17%	0.24%	0.14%	0.35%	0.29%

Capital Ratios:(5)
Tier 1 capital (to risk-weighted assets)	9.60%	10.10%	10.65%	10.64%	10.21%
Total capital (to risk-weighted assets)	11.50%	11.67%	11.59%	11.61%	11.15%
Tier 1 capital (to average assets)	7.97%	8.19%	8.87%	8.05%	7.89%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	9.09%	8.76%	8.93%	8.19%	8.20%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.27%	6.37%	6.92%	6.55%	6.31%

Other:
Banking facilities	4	4	4	3	3
Full-time equivalent employees	284	273	282	296	258

(1)	Calculated by dividing net income by the average assets during the year.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)

Calculated by dividing net interest income (adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.

(4)	Calculated by dividing the operating expense by the sum of net interest income and other income.

(5)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest margin on a fully tax equivalent basis and average equity including junior subordinated debt owed to unconsolidated trusts to average assets.  Our management uses these non-GAAP measures in its analysis of our performance.  The tax equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  Banking and financial institution regulators included junior subordinated debt owed to unconsolidated trusts when assessing capital adequacy.  Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing non-equity sources of capital.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is that amount which, in management’s judgment, is considered appropriate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance. Management uses a systematic methodology, which is applied at least quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes a periodic detailed analysis of the loan portfolio, a systematic loan grading system and a periodic review of the summary of the allowance for loan and lease loss balance.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

Accordingly, three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in our portfolio and the probability that a charge-off will occur in the upcoming quarter, per SFAS 114; (2) losses inherent in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have inherent losses, as set forth in SFAS 5; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes (as set forth in SFAS 5).

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of December 31, 2006, mortgage loans serviced for others totaled $954.4 million. The MSRs on these loans total $9.1 million as of December 31, 2006. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate.  Accordingly, higher interest rates decrease the likelihood of prepayment, extending the life of the MSRs and increasing the value of these assets.  Lower interest rates increase the likelihood of prepayment, contracting the life of the MSRs and decreasing the value of these assets.  This can have a significant impact on our income.  There is no certainty on the direction and amount of interest rate changes looking forward, and therefore, there is no certainty on the amount or direction of the change in valuation.

An analysis of changes in mortgage servicing rights asset follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$11,009	$11,858	$12,368
Servicing rights originated and capitalized	1,602	1,909	2,229
Amortization	(2,744)	(2,758)	(2,739)
	$9,867	$11,009	$11,858

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$(1,230)	$(3,487)	$(4,576)
Aggregate reductions credited to operations	484	3,267	2,967
Aggregate additions charged to operations	(6)	(1,010)	(1,878)
	$(752)	$(1,230)	$(3,487)

The fair values of the MSRs were $9.5 million, $10.5 million and $8.7 million on December 31, 2006, 2005 and 2004, respectively.

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

The independent third party used the following assumptions to calculate the market value of the MSRs as of December 31, 2006, 2005 and 2004:

	At December 31, 2006	At December 31, 2005	At December 31, 2004
Prepayment Standard Assumption (PSA) speed	193.00%	165.00%	265.00%
Discount rate	10.00	9.01	9.01
Earnings rate	5.00	4.00	3.75

Overview

During the year 2006 we experienced asset growth of 9.3% but a decline in income due to two major factors: (1) an increase in non-interest expense of $3.9 million (13.2%) and (2) an increase in the provision for loan losses of $2.3 million (81.5%).  These expenses were partially offset by an increase in net interest income of $4.2 million (10.2%) and an increase in non-interest income of $38 thousand (0.4%).  We also were able to refinance $6 million in trust preferred securities at a lower rate and issued an additional $4 million in trust preferred securities, enabling us to continue to grow and remain well-capitalized.

Looking forward to the year 2007, we expect continued growth in deposits and loans (although at a slower pace) in both our Los Alamos and Santa Fe markets. We believe that we have sufficient capital to support this growth and remain well-capitalized.

Income Statement Analysis

Net Income-General. Net income for 2006 was $10.3 million, compared to $12.0 million in 2005 and $10.4 million in 2004.  Diluted earnings per share decreased by $0.23 (12.8%) to $1.56 for 2006 from $1.79 in 2005.  Diluted earnings per share in 2005 increased by $0.27 (17.8%) to $1.79 in 2005 from $1.52 in 2004.  The decrease in 2006 from the previous year was primarily the result of an increase in non-interest expenses of 13.2% and an increase in the provision for loan losses of 81.5%.  These increases in expenses were partially offset by an increase in net interest income of 10.2%.  The increase in 2005 from the previous year was primarily the result of an increase in net interest income of 11.8%, which was partially offset by an increase in other expenses of 3.8% and an increase in provision for loan losses of 35.7%.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense, loss on sale of other real estate owned, postage and other expenses.

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

                Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$1,091,563	$79,525	7.29%	$980,498	$63,730	6.50%	$809,772	$50,305	6.21%
Taxable investment securities	87,795	3,703	4.22	77,549	2,364	3.05	111,131	3,173	2.86
Investment securities exempt from federal income taxes(3)	18,808	1,315	6.99	18,528	1,175	6.34	19,808	972	4.91
Federal funds sold	249	33	13.25	1,083	12	1.11	40	—	0.91
Other interest bearing deposits	17,080	851	4.98	26,564	969	3.65	11,778	132	1.12
Investment in unconsolidated trust subsidiaries	1,083	93	8.59	840	75	8.93	615	59	9.59
Total interest earning assets	1,216,578	85,520	7.03	1,105,062	68,325	6.18	953,144	54,641	5.73
Non-interest earning assets	62,410			63,760			73,774
Total assets	$1,278,988			$1,168,822			$1,026,918
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$98,209	$2,250	2.29%	$93,127	$1,226	1.32%	$136,104	$1,310	0.96%
Savings deposit	396,300	8,343	2.11	390,525	5,670	1.45	318,918	3,224	1.01
Time deposits	488,088	22,064	4.52	417,173	13,740	3.29	330,066	7,944	2.41
Short-term borrowings	16,822	721	4.29	6,096	188	3.08	15,110	287	1.90
Long-term borrowings, including ESOP borrowings	65,365	2,559	3.91	78,003	3,011	3.86	65,296	2,397	3.67
Junior subordinated debt owed to unconsolidated trusts	36,031	3,279	9.10	27,936	2,493	8.92	20,468	1,931	9.43
Total interest bearing liabilities	1,100,815	39,216	3.56	1,012,860	26,328	2.60	885,962	17,093	1.93
Demand deposits—non-interest bearing	39,293			35,202			50,171
Other non-interest bearing liabilities	58,677			46,252			19,689
Stockholders’ equity, including stock owned by ESOP	80,203			74,508			71,096
Total liabilities and stockholders equity	$1,278,988			$1,168,822			$1,026,918
Net interest income/interest rate Spread(4)		$46,304	3.47%		$41,997	3.58%		$37,548	3.80%
Net interest margin on a fully tax equivalent basis(5)			3.81%			3.80%			3.94%
Net interest margin(5)			3.77%			3.76%			3.90%

(1)                                  Includes non-accrual loans of $8.2 million, $8.2 million and $3.3 million for 2006, 2005 and 2004.

(2)                                  Interest income includes loan origination fees of $3.4 million, $3.2 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004.

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

In 2006, net interest income on a fully tax equivalent basis increased $4.3 million (10.3%) to $46.3 million from $42.0 million in 2005.  This increase resulted from an increase in interest income on a fully tax equivalent basis of $17.2 million (25.2%), which was partially offset by an increase in interest expense of $12.9 million (49.0%).  The increase in interest income on a fully tax equivalent basis was primarily due to an increase in the yield on interest-earning assets of 85 basis points, which accounted for $9.6 million of the increase.  Average interest-earning assets also increased $111.5 million (10.1%), which accounted for $7.6 million of the increase in interest income on a fully tax equivalent basis.  Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities of 96 basis points, which accounted for $9.4 million of the increase.  Average interest-bearing liabilities also increased by $88.0 million (8.7%), which accounted for $3.5 million of the increase.  The net interest margin expressed in a fully tax equivalent basis increased 1 basis point to 3.81% in 2006 from 3.80% in 2005.

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

Volume, Mix and Rate Analysis of Net Interest Income. The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate) and (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume). Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Year Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$7,641	$8,154	$15,795	$11,009	$2,416	$13,425
Taxable investment securities	343	996	1,339	(1,012)	203	(809)
Investment securities exempt from federal income taxes(1)	18	122	140	(66)	269	203
Federal funds sold	(15)	36	21	12	—	12
Other interest bearing deposits	(409)	291	(118)	300	537	837
Investment in unconsolidated trust subsidiaries	21	(3)	18	20	(4)	16
Total increase (decrease) in interest income	7,599	9,596	17,195	10,263	3,421	13,684

Interest Bearing Liabilities:
NOW and money market deposit accounts	70	954	1,024	(484)	400	(84)
Savings deposits	85	2,588	2,673	831	1,615	2,446
Time deposits	2,609	5,715	8,324	2,419	3,377	5,796
Short-term borrowings	437	96	533	(223)	124	(99)
Long-term borrowings	(494)	42	(452)	486	128	614
Junior subordinated debt owed to unconsolidated trusts	736	50	786	671	(109)	562
Total increase (decrease) in interest expense	3,443	9,445	12,888	3,700	5,535	9,235
Increase (decrease) in net interest income	$4,156	$151	$4,307	$6,563	$(2,114)	$4,449

(1)                                  Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between 2006, 2005 and 2004 were as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2006	2005	difference	2005	2004	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,641	$2,594	$47	$2,594	$2,367	$227
Loan and other fees	3,016	2,753	263	2,753	2,432	321
Service charges on deposits	1,561	1,489	72	1,489	1,416	73
Gain on sale of loans	1,587	2,377	(790)	2,377	3,129	(752)
Gain on sale of securities	—	—	—	—	272	(272)
Other operating income	1,482	1,036	446	1,036	850	186
	$10,287	$10,249	$38	$10,249	$10,466	$(217)

In 2006 other income increased $38 thousand (0.4%) to $10.3 million from $10.2 million in 2005.  Gain on sale of loans decreased $790 thousand (33.2%) due to the continued drop in mortgage loan activity under a slowing local housing market.  Other operating income increased $446 thousand (43.1%) due to activities of the newly formed TCC Appraisal Services Corporation and increased revenues from Title Guaranty.  Loans and other fees increased by $263 thousand (9.6%) largely due to a continued increase in ATM switch fees from increased debit card usage.

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

Other Expenses. Changes in other expenses between 2006 and 2005 and between 2005 and 2004 are as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2006	2005	difference	2005	2004	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$17,468	$16,073	$1,395	$16,073	$15,342	$731
Occupancy	3,450	3,166	284	3,166	2,601	565
Data processing	1,921	1,841	80	1,841	1,924	(83)
Marketing	1,698	1,509	189	1,509	1,365	144
Amortization and valuation of mortgage servicing rights	2,266	501	1,765	501	1,650	(1,149)
Supplies	657	686	(29)	686	1,005	(319)
Loss on sale of other real estate owned	215	950	(735)	950	414	536
Postage	572	582	(10)	582	556	26
Other	5,547	4,543	1,004	4,543	3,889	654
	$33,794	$29,851	$3,943	$29,851	$28,746	$1,105

Other expenses increased $3.9 million (13.2%) to $33.8 million in 2006 from $29.9 million in 2005.  Amortization and valuation of mortgage servicing rights increased $1.8 million (352.3%) largely due to a decrease in the recovery of mortgage servicing rights impairment in 2006 compared to 2005, due to a slowing of the increase in interest rates.  Salaries and employee benefits increased $1.4 million (8.7%) largely due to an increase in the number of employees and normal merit increases in salaries, as well as the expensing of stock incentive plans pursuant to SFAS 123(R) (see “Item 8. Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 12. Stock Incentives” on p. 66 of this Form 10-K).  Other expenses increased $1.0 million (22.1%) due to an increase in other losses ($511 thousand) and bankcard expenses ($277 thousand).  Other losses increased mainly due to a $500 thousand legal settlement that was reached in 2007 but was known before the issuance of these financials and therefore was expensed in 2006.  (See “Item 3. Legal Proceedings” on p. 14 of this Form 10-K for further details on this transaction.)

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

Income Taxes. In 2006, income tax expense decreased by $341 thousand (4.8%) from the previous year to a total of $6.8 million from $7.2 million, although the effective tax rate increased from 37.5% in 2005 to 39.8% in 2006. This increase in effective tax rate was attributable to permanent differences arising from the tax treatment of employee stock ownership plan expenses for tax and book purposes.

In 2005, income tax expense increased by $740 thousand (11.5%) from the previous year to a total of $7.2 million from $6.4 million, although the effective tax rate decreased from 38.2% in 2004 to 37.5% in 2005. This decrease in effective tax rate was attributable to the exercise of stock options by employees in 2005 that decreased our taxable income, but not our book income.

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2006 were $1.4 billion, an increase in $115.3 million (9.3%) from December 31, 2005.  Net loans increased $109.0 million (10.8%) during 2006, and cash and cash equivalents increased $18.9 million (34.6%).  Total investments decreased $19.0 million (15.1%).  During the same period, total liabilities increased $110.2 million (9.4%) to a total of $1.3 billion on December 31, 2006, from $1.2 billion on December 31, 2005.  The increase in total liabilities was primarily due to an increase in total deposits of $120.9 million (11.6%), which was partially offset by a decrease in short- and long-term borrowings of $18.0 million (21.9%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $5.1 million (6.7%) to $80.7 million on December 31, 2006 compared to $75.6 million on December 31, 2005.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31, 2006		At December 31, 2005		At December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$73,025	$72,787	$85,687	$85,289	$42,218	$41,907
States and political subdivisions	15,190	15,157	5,984	5,937	2,210	2,191
Equity securities	1	6	1	5	1	7
Total securities available for sale	$88,216	$87,950	$91,672	$91,231	$44,429	$44,105

Securities Held to Maturity:
Government sponsored agencies	$—	$—	$13,687	$13,647	$46,547	$46,705
States and political subdivisions	$10,968	$10,961	12,925	12,918	15,111	15,178
Total securities held to maturity	$10,968	$10,961	$26,612	$26,565	$61,658	$61,883

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,820	$6,820	$6,973	$6,973	$6,798	$6,798
Investment in unconsolidated trusts	1,116	1,116	992	992	682	682
Total other securities	$7,936	$7,936	$7,965	$7,965	$7,480	$7,480

Government sponsored agencies securities generally consist of fixed rate securities with maturities of one month to five years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities six months to thirty years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2006, with securities held by us totaling $9.3 million. Los Alamos Retirement Center, Inc. manages a nursing home and an assisted living facility in Los Alamos.

                The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2006:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
Government sponsored agencies	$53,467	4.73%	$19,558	4.66%	—	—	—	—
States and political subdivision(1)	9,282	5.17%	2,401	5.21%	1,578	5.83%	$1,929	6.29%
Equity securities	—	—	—	—	—	—	1	11.78
Total	$62,749		$21,959		$1,578		$1,930
Securities Held to Maturity:
Government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivision(1)	$1,602	5.07%	—	—	—	—	$9,366	10.32%
Total	$1,602		—		—		$9,366
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock)(2)	—	—	$100	0.00%	—	—	$6,720	4.57%
Investment in Unconsolidated trusts	—	—	—	—	—	—	1,116	8.17
Total	—		$100		—		$7,836

(1)          Yield is reflected on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(2)          Yield on $100 thousand is an investment in the New Mexico Community Development Loan Fund, a tax-exempt non-profit corporation, and the Company has made this investment at 0.00% as a donation of interest to this corporation.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$127,950	11.29%	$93,579	9.16%	$92,736	10.35%	$71,299	9.61%	$65,778	9.94%
Commercial real estate	388,149	34.23	379,884	37.19	346,454	38.65	286,551	38.61	245,001	37.02
Residential real estate	324,051	28.58	313,693	30.71	282,380	31.50	222,282	29.95	200,408	30.28
Construction real estate	235,534	20.78	178,068	17.43	121,769	13.59	112,616	15.18	105,921	16.01
Installment and other	58,045	5.12	56,309	5.51	52,984	5.91	49,349	6.65	44,656	6.75
Total loans	1,133,729	100.00	1,021,533	100.00	896,323	100.00	742,097	100.00	661,764	100.00
Unearned income	(2,005)		(2,153)		(2,002)		(1,574)		(1,316)
Gross loans	1,131,724		1,019,380		894,321		740,523		660,448
Allowance for loan losses	(12,167)		(8,842)		(8,367)		(7,368)		(6,581)
Net loans	$1,119,557		$1,010,538		$885,954		$733,155		$653,867

Net loans increased $109.0 million (10.8%) to $1.1 billion at December 31, 2006 from $1.0 billion at December 31, 2005. The increase was due primarily to growth in our construction, commercial and residential real estate portfolios.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2006:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$182,611	$169,082	$11,167	—	$624	—	$363,484

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans	$8,767	$8,037	$5,714	$3,112	$3,914
Loans 90 days or more past due, still accruing interest	1	—	8	80	—
Total non-performing loans	$8,768	$8,037	$5,722	$3,192	$3,914
Other real estate owned	165	375	6,438	7,383	3,707
Other repossessed assets	60	27	64	353	39
Total non-performing assets	$8,993	$8,439	$12,224	$10,928	$7,660

Total non-performing loans to total loans	0.77%	0.79%	0.64%	0.43%	0.59%
Allowance for loan losses to non-performing loans	138.77%	110.02%	146.23%	230.83%	168.14%
Total non-performing assets to total assets	0.66%	0.68%	1.13%	1.09%	0.84%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year’s interest previously accrued, but not yet collected, is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $734 thousand and $198 thousand for the years ended December 31, 2006 and 2005, respectively. None of these amounts were included in interest income during these periods. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

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

At December 31, 2006, total non-performing assets increased $554 thousand to $9.0 million from $8.4 million at December 31, 2005 mainly due to increases in non-accruing loans of $730 thousand, which was partially offset by decreases in other real estate owned of $210 thousand.  The increase in non-accruing loans was mainly due to the placing of $710 thousand in commercial loans to a single borrower on non-accrual status in 2006.  These loans were partially charged-off in a $1.3 million charge-off during 2006 as management does not believe it has sufficient collateral to repay the debts in full. An additional $220 thousand in the reserve for loan losses was specifically identified for these loans.

At December 31, 2005, total non-performing assets decreased $3.8 million to $8.4 million from $12.2 million at December 31, 2004 due to decreases in OREO of $6.1 million, which was partially offset by an increase in non-performing loans of $2.3 million. The decrease in OREO was largely due to the sales of residential real estate property in 2005. The increase in non-performing loans was largely due to the placing a $5.8 million commercial loan on non-accrual status in 2005, which was partially offset by the total payoff of a $2.4 million commercial real estate loan that had been on non-accrual status in 2004. We believe that collateral on this loan is adequate to minimize any losses on the $5.8 million restructured loan.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$8,842	$8,367	$7,368	$6,581	$5,637
Provision for loan losses	5,172	2,850	2,100	3,350	2,800
Charge-offs:
Commercial	1,846	1,912	640	506	1,240
Commercial real estate	—	—	—	527	—
Residential real estate	113	125	188	305	168
Construction real estate	—	—	—	1,220	—
Installment and other	369	500	459	255	516
Total charge-offs	2,328	2,537	1,287	2,813	1,924
Recoveries:
Commercial	42	48	108	166	11
Commercial real estate	—	—	—	—	—
Residential real estate	1	—	1	11	—
Construction real estate	332	55	23	—	—
Installment and other	106	59	54	73	57
Total recoveries	481	162	186	250	68
Net charge-offs	1,847	2,375	1,101	2,563	1,856
Balance at end of year	$12,167	$8,842	$8,367	$7,368	$6,581

Gross loans at end of year	$1,131,724	$1,019,380	$894,321	$740,523	$660,448
Ratio of allowance to total loans	1.08%	0.87%	0.93%	0.99%	1.00%
Ratio of net charge-offs to average loans	0.17%	0.24%	0.14%	0.35%	0.29%

Net charge-offs for 2006 totaled $1.8 million, a decrease of $528 thousand (22.2%) from 2005.  The decrease in net charge-offs was mainly due to an increase in recoveries in construction real estate of $277 thousand (503.6%).  This increase was due to the partial recovery on a residential construction loan previously charged off in 2004.  The increase of the provision by $2.3 million was largely due to management’s review of the methodology used in the allowance for loan losses adequacy analysis (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses” for further information).

Net charge-offs for 2005 totaled $2.4 million, an increase of $1.3 million (115.7%) over 2004. The increase in the charge-offs was mainly due to an increase in commercial loan charge-offs of $1.3 million. This increase was due to a single commercial loan charge-off of $1.5 million, which was partially offset by a general decline in other commercial charge-offs. The increase of the provision by $750 thousand was due to management’s identification of the charge-off necessary on that commercial loan.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,188	11.29%	$2,934	9.16%	$3,502	10.35%	$2,509	9.61%	$2,062	9.94%
Commercial and residential real estate	4,681	62.81	3,086	67.90	2,511	70.15	3,192	68.56	1,376	67.30
Construction real estate	2,362	20.78	1,993	17.43	981	13.59	844	15.18	2,399	16.01
Installment and other	928	5.12	813	5.51	1,369	5.91	799	6.65	386	6.75
Unallocated	8	N/A	16	N/A	4	N/A	24	N/A	358	N/A
Total	$12,167	100.00%	$8,842	100.00%	$8,367	100.00%	$7,368	100.00%	$6,581	100.00%

N/A—not applicable

The portion of the allocation that was based upon historical loss experience (based upon migration analysis) increased by $2.5 million (57.5%) in 2006, from $4.4 million on December 31, 2005 to $6.9 million on December 31, 2006.  This was due to increases in the allocation for commercial real estate loans of $2.5 million.  These adjustments were partially due to a methodology enhancement which utilizes a migration analysis to project future historical loss rates as discussed above (see “Critical Accounting Policies—Allowance for Loan Losses”).  The allocation based upon qualitative adjustments decreased $1.8 million (37.7%), from $4.9 million on December 31, 2005 to $3.1 million on December 31, 2006.  This was primarily due to a decrease in the allocation for commercial loans of $1.0 million and a decrease in the allocation for commercial and residential real estate loans of $722 thousand.  These adjustments were partially due to a quantification of these qualitative factors as discussed above (see “Critical Accounting Policies—Allowance for Loan Losses”).  The allocation for specifically identified loans increased by $781 thousand (55.9%), from $1.4 million on December 31, 2005 to $2.2 million on December 31, 2006.  This was primarily due to a decrease in specifically identified commercial loans of $584 thousand.

We expect somewhat slower growth in our loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year along with continued increases in interest rates. We anticipate the volume of commercial real estate and construction loans to slow as the construction industry’s home building boom appears to be slowing and returning to a normal volume.  Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand continuing to see new business looking to expand within the state. Although evidence indicates that the construction boom is slowing, the sector for homes below $500 thousand remains strong with sales declining slightly but median prices rising. We expect residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were substantially more in the first quarter of 2006 than in the same period in 2005 due to a single large commercial loan, however charge offs returned to historic levels during the remainder of 2006.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above. Although we believe the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing OREO, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets. A separate watch list of loans classified as “Special Mention” is also presented. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer, are deemed to be Special Mention.

The Company’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it establish an adequate allowance for probable loan losses. The Company analyzes its process regularly with modifications made as necessary, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans classified as:
Substandard	$12,924	$14,484	$15,810	$9,815	$7,769
Doubtful	2,177	1,414	201	180	8
Total adversely classified loans	15,101	15,898	16,011	9,995	7,777
Other real estate owned	165	375	6,438	7,383	3,707
Other repossessed assets	60	27	64	353	39
Total adversely classified assets	$15,326	$16,300	$22,513	$17,731	$11,523

Special mention loans	$9,044	$14,836	$22,834	$17,507	$10,035

   Total adversely classified assets decreased $974 thousand (6.0%) from December 31, 2005 to December 31, 2006.  The main reason was a decrease of $1.6 million in substandard loans, which was partially offset by an increase of $763 thousand in doubtful loans.  Substandard loans decreased because of  approximately $1.6 million in commercial loans were paid-down and/or upgraded.  Special mention loans decreased $5.8 million (39.0%) between December 31, 2005 and December 31, 2006, primarily due to commercial real estate loans upgraded from the risk category.  All non-performing loans are classified as either substandard or doubtful.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, NOW accounts, savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100 thousand and over:

At December 31, 2006
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$108,032
After three but within six months	85,897
After six but within twelve months	94,611
After twelve months	63,022

Total time deposits $100,000 and over:	$351,562

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”) with remaining maturities under one year. Long-term borrowings are advances from the FHLB with remaining maturities over one year. Total short-term and long-term borrowings decreased $18.0 million (21.9%) at December 31, 2006 compared to December 31, 2005, due to increased liquidity from strong deposit growth.

In addition to short- and long-term borrowings made by us, the ESOP uses long-term borrowings to facilitate its ability to acquire stock for the benefit of all employees who participate in the plan.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$16,822	$6,096	$15,110
Maximum outstanding at any month-end during the period	42,350	23,000	40,600
Balance outstanding at end of period	681	10,000	34,400
Weighted average interest rate during the period	4.29%	3.08%	1.90%
Weighted average interest rate at end of the period	4.10%	3.92%	2.37%
Long-term borrowings:
Average balance outstanding	$64,597	$76,764	$63,538
Maximum outstanding at any month-end during the period	71,650	86,836	66,793
Balance outstanding at end of period	63,603	72,306	60,006
Weighted average interest rate during the period	3.87%	3.82%	3.66%
Weighted average interest rate at end of the period	3.85%	3.88%	3.64%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$768	$1,239	$1,758
Maximum outstanding at any month-end during the period	743	1,214	2,157
Balance outstanding at end of period	743	1,214	1,686
Weighted average interest rate during the period	7.94%	6.17%	4.23%
Weighted average interest rate at end of the period	8.25%	7.25%	5.25%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$36,031	$27,936	$20,468
Maximum outstanding at any month-end during the period	43,302	32,992	22,682
Balance outstanding at end of period	37,116	32,992	22,682
Weighted average interest rate during the period	9.10%	8.92%	9.43%
Weighted average interest rate at end of the period	8.02%	8.75%	9.05%

Liquidity

Bank Liquidity. Liquidity management is monitored by the Asset/Liability Management Committee and Board of Directors of the Bank, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

At December 31, 2006 and 2005, we were in compliance with the foregoing policy.

At December 31, 2006, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $192.3 million and standby letters of credit of $31.1 million. We anticipate we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit scheduled to mature within one year totaled $468.4 million at December 31, 2006. Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $117.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity. See Item 1, “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1, “Business—Los Alamos National Bank—Supervision and Regulation—Dividends.”  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%.  At December 31, 2006, the Bank could pay a total of $10.8 million in dividends and still comply with minimum regulatory capital ratio requirements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	4-5 years	years
	(in thousands)
Deposits without a stated maturity(1)	$603,345	$603,345	—	—	—
Time deposits(1)	559,396	468,371	$49,904	$41,087	$34
Short-term borrowings(1)	681	681	—	—	—
Long-term borrowings(1)	63,603	28	8,280	19,405	35,890
Borrowings made by ESOP to outside parties(1)	743	471	272	—	—
Operating leases	683	348	227	108	—
Capital leases	4,336	187	370	370	3,409
Junior subordinated debt owed to unconsolidated trusts(1)	37,116	—	—	—	37,116
Total contractual long-term cash obligations	$1,269,903	$1,073,431	$59,053	$60,970	$76,449

(1)         Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements. While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility. Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations.  The capital lease was acquired in 2006 to establish a new office in Santa Fe.  The lease contains a purchase option in 2014 that we expect to exercise.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Notes 14 and 15 in Item 8, “Financial Statements and Supplementary Data” in this report.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$35,019	$30,440	$4,509	$70	—
Commercial real estate	8,568	8,568	—	—	—
Residential real estate	2,259	2,257	2	—	—
Construction real estate	51,583	49,426	2,157	—	—
Revolving home equity and credit card lines	57,203	8,931	209	46,872	$1,191
Other	37,620	37,567	10	1	42
Standby letters of credit	31,100	29,970	1,090	—	40
Total commitments to extend credit	223,352	167,159	7,977	46,943	1,273
Commitments to sell mortgage loans	703	703	—	—	—
ESOP liquidity put	16,815	3,363	6,726	6,726	—
Total commitments	$240,870	$171,225	$14,703	$53,669	$1,273

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon. Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan. The contract with the customer specifically requires the customer to pay any fees that we incur in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage. The ESOP liquidity put is described in Note 11 in Item 8, “Financial Statements and Supplementary Data”, which is located elsewhere in this report.

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2006, the most recent notification from the federal banking regulators categorized the Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed the Bank’s capital classification.

In order for the Company to be considered “adequately capitalized” on a consolidated basis, it must maintain a minimum ratio of Tier 1 capital to total assets of 4%, and a minimum ratio of total capital to risk-weighted assets of 8%. See Item 1. “Business—Supervision and Regulation—Capital Requirements”.

A certain amount of both the Company and the Bank’s Tier 1 capital was in the form of Trust Preferred Securities. Please see Note 9,  “Junior Subordinated Debt Owed to Unconsolidated Trusts” in Item 8, “Financial Statements and Supplementary Data” in this report for details on the effect these have on risk based capital.

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2006. The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2006 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$128,402	11.50%	$89,304	8.00%	N/A	N/A
Bank only	121,655	10.97	88,724	8.00	$110,905	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	107,125	9.60	44,652	4.00	N/A	N/A
Bank only	109,485	9.87	44,362	4.00	66,543	6.00
Tier 1 capital (to average assets):
Consolidated	107,125	7.97	53,757	4.00	N/A	N/A
Bank only	109,485	8.17	53,594	4.00	66,993	5.00

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $15.0 million, $18.8 million and $20.1 million for 2006, 2005 and 2004. Net cash provided by operating activities decreased by $3.8 million from 2005 in 2006 largely due to a decrease in cash provided by sales of loans held for sale of $42.5 million, which was partially offset by a decrease in cash used by origination of loans held for sale of $38.2 million. Net cash provided by operating activities decreased by $1.3 million from 2004 in 2005 largely due to an increase in cash used by other assets of $5.8 million, which was partially offset by an increase in cash provided by other liabilities of $2.5 million and cash provided by net income of $1.6 million. This was reflective of the expected continued decline in mortgage loan refinance activity from the high in 2003.

Net cash (used in) investing activities was ($98.7) million, ($137.4) million and ($103.0) million for 2006, 2005 and 2004.  The decrease in cash used in investing activity of $38.7 million from 2005 to 2006 was mainly due to a decrease in the cash used for the purchase of investment securities of $28.8 million and a decrease of loans funded, net of repayments, of $15.8 million.  These were partially offset by a decrease in proceeds from the maturities and paydowns of investment securities of $3.3 million.  The $34.4 million increase in cash used in investment activities from 2004 to 2005 was mainly due to a decrease in the proceeds from maturities and sales of investment securities of $41.2 million and an increase in cash used for the purchase of investment securities of $33.0 million. These were partially offset by a decrease in the cash used in the funding of loans, net of repayments, of $29.1 million and a decrease in cash used in the purchase of premises and equipment of $6.9 million.

Net cash provided by financing activities was $102.7 million, $149.5 million and $63.7 million for 2006, 2005 and 2004.  Cash provided by financing activities decreased $46.8 million mainly due to a decrease in the proceeds from the issuances of borrowings of $30.0 million, a decrease in the growth of time deposits of $23.5 million and a decrease in the growth of demand, NOW and savings accounts of $16.9 million.  These were partially offset by a decrease in the cash used by the repayment of borrowings of $24.1 million.   Cash provided by financing activities increased $85.8 million from 2004 to 2005 mainly due to an increase in cash provided from time deposits of $119.8 million, which was partially offset by a decrease in cash provided from the issuance of borrowings net of repayments of $29.7 million, and an increase in cash used in the purchase of treasury stock of $6.3 million.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing
As of December 31, 2006:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands)
Interest Earning Assets:
Loans	$532,497	$472,310	$59,712	$67,210	$1,131,729
Loans held for sale	10,349	—	—	—	10,349
Investment securities	25,414	46,490	22,520	11,314	105,738
Securities purchased under agreements to resell	700	—	—	—	700
Interest bearing deposits with banks	49,598	—	—	—	49,598
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest earning assets	$618,744	$518,800	$82,232	$79,454	$1,299,230

Interest Bearing Liabilities:
NOW and money market deposit accounts	$189,520	$97,148	—	—	$286,668
Savings deposits	148,333	78,988	—	—	227,321
Time deposits	159,891	308,480	$90,991	$34	559,396
Short- and long-term borrowings	687	22	27,685	35,890	64,284
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	743	—	—	—	743
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest bearing liabilities	$505,360	$484,638	$118,676	$69,065	$1,177,739

Rate sensitive assets (RSA)	$618,744	$1,137,544	$1,219,776	$1,299,230	$1,299,230
Rate sensitive liabilities (RSL)	505,360	989,998	1,108,674	1,177,739	1,177,739
Cumulative GAP (GAP=RSA-RSL)	113,384	147,546	111,102	121,491	121,491
RSA/Total assets	45.52%	83.69%	89.74%	95.58%	95.58%
RSL/Total assets	37.18%	72.83%	81.56%	86.64%	86.64%
GAP/Total assets	8.34%	10.86%	8.18%	8.94%	8.94%
GAP/RSA	18.32%	12.97%	9.11%	9.35%	9.35%

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

Based on simulation modeling at December 31, 2006 and 2005, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At December 31, 2006		At December 31, 2005
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(2,695)	(5.69)%	$(3,093)	(7.21)%
+ 1.00	(180)	(0.38)	(948)	(2.21)
(1.00)	(1,629)	(3.44)	1,047	2.44
(2.00)	(2,070)	(4.37)	721	1.68

Our simulations used assume the following:

1.             Changes in interest rates are immediate.

2.                                       It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2006.

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

Item 8. Financial Statements and Supplementary Data.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
Audited Financial Statements December 31, 2006, 2005, and 2004

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trinity Capital Corporation

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation and subsidiaries as of December 31, 2006 and December 31, 2005, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended.  The 2004 consolidated statement of income, changes in stockholders’ equity and cash flows of Trinity Capital Corporation and subsidiaries were audited by Neff + Ricci LLP who combined with Moss Adams LLP as of January 1, 2006, and whose report dated February 18, 2005, expressed an unqualified opinion on those statements.  We have also audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Trinity Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Trinity Capital Corporation and subsidiaries’ management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Bank’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion management’s assessment that Trinity Capital Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Furthermore, in our opinion, Trinity Capital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Moss Adams LLP

Albuquerque, New Mexico
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Trinity Capital Corporation:

We have audited the accompanying consolidated statement of income, changes in stockholders’ equity, and cash flow of Trinity Capital Corporation and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Trinity Capital Corporation and subsidiaries for the year ended December 31, 2004 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 18, 2005

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Amounts in thousands, except share data)

	2006	2005
ASSETS
Cash and due from banks	$23,292	$24,547
Interest bearing deposits with banks	49,598	29,122
Federal funds sold and securities purchased under resell agreements	700	1,013
Cash and cash equivalents	73,590	54,682
Investment securities available for sale	87,950	91,231
Investment securities held to maturity, at amortized cost (fair value of $10,961 at December 31, 2006 and $26,565 at December 31, 2005)	10,968	26,612
Other investments	7,936	7,965
Loans (net of allowance for loan losses of $12,167 at December 31, 2006 and $8,842 at December 31, 2005)	1,119,557	1,010,538
Loans held for sale	10,349	7,588
Premises and equipment, net	24,255	24,401
Leased property under capital leases, net	2,211	—
Accrued interest receivable	9,465	7,321
Mortgage servicing rights, net	9,115	9,779
Other real estate owned	165	375
Other assets	3,718	3,524
Total assets	$1,359,279	$1,244,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$89,356	$79,030
Interest bearing	1,073,385	962,818
Total deposits	1,162,741	1,041,848
Short-term borrowings	681	10,000
Long-term borrowings	63,603	72,306
Long-term capital lease obligations	2,211	—
Junior subordinated debt owed to unconsolidated trusts	37,116	32,992
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	743	1,214
Accrued interest payable	5,773	4,047
Other liabilities	5,733	5,991
Total liabilities	1,278,601	1,168,398

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 629,066 shares and 614,558 shares at 2006 and 2005, at fair value; net of unearned ESOP shares of 44,200 shares and 72,243 shares at 2006 and 2005, at historical cost	17,438	16,100
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,532,898 and 6,554,559 at 2006 and 2005	6,836	6,836
Additional paid-in capital	1,067	922
Retained earnings	62,939	58,013
Accumulated other comprehensive loss	(158)	(273)
Total stockholders’ equity before treasury stock	70,684	65,498
Treasury stock, at cost, 279,702 shares and 229,998 shares at 2006 and 2005	(7,444)	(5,980)
Total stockholders’ equity	63,240	59,518
Total liabilities and stockholders’ equity	$1,359,279	$1,244,016

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands except per share data)

	2006	2005	2004

Interest income:
Loans, including fees	$79,525	$63,730	$50,305
Investment securities:
Taxable	3,703	2,364	3,173
Nontaxable	829	759	622
Federal funds sold and securities purchased with agreements to resell	33	12	—
Other interest bearing deposits	851	969	132
Investment in unconsolidated trusts	93	75	59
Total interest income	85,034	67,909	54,291
Interest expense:
Deposits	32,657	20,636	12,478
Short-term borrowings	721	188	287
Long-term borrowings	2,559	3,011	2,397
Junior subordinated debt owed to unconsolidated trusts	3,279	2,493	1,931
Total interest expense	39,216	26,328	17,093
Net interest income	45,818	41,581	37,198
Provision for loan losses	5,172	2,850	2,100
Net interest income after provision for loan losses	40,646	38,731	35,098
Other income:
Mortgage loan servicing fees	2,641	2,594	2,367
Loan and other fees	3,016	2,753	2,432
Service charges on deposits	1,561	1,489	1,416
Gain on sale of loans	1,587	2,377	3,129
Gain on sale of securities	—	—	272
Other operating income	1,482	1,036	850
	10,287	10,249	10,466
Other expenses:
Salaries and employee benefits	17,468	16,073	15,342
Occupancy	3,450	3,166	2,601
Data processing	1,921	1,841	1,924
Marketing	1,698	1,509	1,365
Amortization and valuation of mortgage servicing rights	2,266	501	1,650
Supplies	657	686	1,005
Loss on sale of other real estate owned	215	950	414
Postage	572	582	556
Other	5,547	4,543	3,889
	33,794	29,851	28,746
Income before income taxes	17,139	19,129	16,818
Income taxes	6,828	7,169	6,429
Net income	$10,311	$11,960	$10,389
Basic earnings per common share	$1.57	$1.80	$1.54
Diluted earnings per common share	$1.56	$1.79	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands except share and per share data)

	Common Stock, No Par						Accumulated
			Held in Treasury,		Additional		Other
	Issued		at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2003	6,856,800	$6,836	(29,128)	$(559)	$545	$40,845	$135	$47,802
Comprehensive income
Net income						10,389
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $140							(227)
Reclassification of unrealized gains to realized gains, net of taxes of $66							(108)
Total comprehensive income								10,054
Dividends					(76)	(4,023)		(4,099)
Treasury shares purchased			(3,770)	(117)				(117)
Treasury shares issued from exercise of stock options			7,164	72				72
Tax benefit from the exercise of stock options					53			53
Decrease in stock owned by ESOP participants, 16,466 shares						511		511
Net change in the fair value of stock owned by ESOP participants						127		127
Allocation of ESOP shares					475			475
Balance, December 31, 2004	6,856,800	6,836	(25,734)	(604)	997	47,849	(200)	54,878
Comprehensive income
Net income						11,960
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $44							(73)
Total comprehensive income								11,887
Dividends					(59)	(4,205)		(4,264)
Treasury shares purchased			(246,983)	(6,422)				(6,422)
Treasury shares issued from exercise of stock options			42,719	1,046	(652)			394
Tax benefit from the exercise of stock options					272			272
Decrease in stock owned by ESOP participants, 22,357 shares						688		688
Net change in the fair value of stock owned by ESOP participants						1,721		1,721
Allocation of ESOP shares					364			364
Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands except share and per share data)

(Continued from prior page)

							Accumulated
	Common Stock, No Par				Additional		Other
	Issued		Held in Treasury, at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518
Comprehensive income
Net income						10,311
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $61							115
Total comprehensive income								10,426
Dividends					(48)	(4,507)		(4,555)
Treasury shares purchased			(105,913)	(2,926)				(2,926)
Treasury shares issued from exercise of stock options			56,209	1,462	(758)			704
Tax benefit from the exercise of stock options					331			331
Increase in stock owned by ESOP participants, 14,508 shares						(406)		(406)
Net change in the fair value of stock owned by ESOP participants						(472)		(472)
Stock options and stock appreciation rights expensed					290			290
Allocation of ESOP shares					330			330
Balance, December 31, 2006	6,856,800	$6,836	(279,702)	$(7,444)	$1,067	$62,939	$(158)	$63,240

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands)

	2006	2005	2004

Cash Flows From Operating Activities
Net income	$10,311	$11,960	$10,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,380	2,620	2,261
Net amortization (accretion) of:
Mortgage servicing rights	2,744	2,758	2,739
Premiums and discounts on investment securities	(364)	814	1,367
Junior subordinated debt owed to unconsolidated trusts issuance costs	194	20	24
Provision for loan losses	5,172	2,850	2,100
Change in mortgage servicing rights valuation allowance	(478)	(2,257)	(1,089)
Loss on sale of premises and equipment	46	183	—
Gain on sale of available for sale securities	—	—	(272
Federal Home Loan Bank (FHLB) stock dividends received	(271)	(203)	(103)
Gain on sale of loans	(1,587)	(2,377)	(3,129)
(Gain) loss on disposal of other real estate owned	(18)	157	148
Write-down of value of other real estate owned	40	793	351
(Increase) decrease in other assets	(2,532)	(2,376)	3,380
Increase (decrease) in other liabilities	1,361	1,794	(754)
Release of Employee Stock Ownership Plan (ESOP) shares	790	794	935
Stock options and stock appreciation rights expensed	290	—	—
Tax benefit recognized for exercise of stock options	(331)	(272)	(53)
Net cash provided by operating activities before originations and gross sales of loans	17,747	17,258	18,294
Gross sales of loans held for sale	139,753	182,271	221,029
Origination of loans held for sale	(142,529)	(180,757)	(219,252)
Net cash provided by operating activities	14,971	18,772	20,071
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	36,373	14,075	49,760
Proceeds from maturities and paydowns of investment securities held to maturity	15,578	34,550	11,350
Proceeds from sale of investment securities, available for sale	—	—	28,388
Proceeds from sale of investment securities, other	1,636	—	300
Purchase of investment securities available for sale	(32,486)	(61,636)	(28,095)
Purchase of investment securities other	(1,336)	(1,013)	(1,516)
Proceeds from sale of other real estate owned	378	5,633	2,604
Loans funded, net of repayments	(112,170)	(127,954)	(157,057)
Purchases of loans	(2,211)	—	—
Purchases of premises and equipment	(2,280)	(1,854)	(8,772)
Acquisition of leased property under capital leases	(2,211)	—	—
Proceeds from sale of premises and equipment	—	100	—
Net cash used in investing activities	$(98,729)	$(137,368)	$(103,038)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands)

(Continued from prior page)

	2006	2005	2004

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$22,605	$39,492	$42,439
Net increase in time deposits	98,288	121,775	1,947
Proceeds from issuances of borrowings	—	30,000	481,700
Repayment of borrowings	(18,022)	(42,100)	(464,094)
Repayment of ESOP debt	(471)	(472)	(471)
Acquisition of obligations under capital leases	2,211	—	—
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,310	10,310	6,186
Repayment of junior subordinated debt owed to unconsolidated trusts	(6,186)	—	—
Purchase of treasury stock	(2,926)	(6,422)	(117)
Issuance of common stock for stock option plan	1,035	666	125
Dividend payments	(4,509)	(4,057)	(4,098)
Tax benefit recognized for exercise of stock options	331	272	53
Net cash provided by financing activities	102,666	149,464	63,670
Net increase (decrease) in cash and cash equivalents	18,908	30,868	(19,297)
Cash and cash equivalents:
Beginning of year	54,682	23,814	43,111
End of year	$73,590	$54,682	$23,814
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$37,489	$25,049	$17,122
Income taxes	6,921	7,921	3,843
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	190	520	2,158
Dividends declared, not yet paid	2,302	2,256	2,050
Change in unrealized (loss) gain on investment securities, net of taxes	115	(73)	(334)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation:    The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust II (“Trust II”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below).  The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.

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

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Santa Fe and White Rock, New Mexico and provides loan services from its loan production office in Albuquerque, New Mexico. The Bank also operates drive-up facilities and 29 automatic teller machines (ATM’s) in Los Alamos and surrounding geographic areas. Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe. TCC Appraisals conducts real estate appraisals in Los Alamos County from its office in the Company headquarters..

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

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2006	2005	2004
	(In thousands, except share and per share data)
Net income	$10,311	$11,960	$10,389
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(237,679)	(149,569)	(27,394)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(46,351)	(74,644)	(101,117)
Weighted average common shares outstanding, net	6,572,770	6,632,587	6,728,289
Basic earnings per common share	$1.57	$1.80	$1.54
Weighted average dilutive shares from stock option plan	39,554	60,262	111,731
Weighted average common shares outstanding including dilutive shares	6,612,324	6,692,849	6,840,020
Diluted earnings per common share	$1.56	$1.79	$1.52

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $10.4 million, $11.9 million and $10.1 million for 2006, 2005 and 2004.

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

Stock-based compensation: The Company’s 1998 Stock Option Plan and 2005 Stock Incentive Plan were created for the benefit of key management and select employees. Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Stock Incentive Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.  Both of these plans were approved by the Company’s shareholders.  The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the fair value of the stock at the date of the grant, vest over three years and must be exercised within ten years of the date of grant.  Stock appreciation rights granted after December 31, 2005 were also granted at or above the fair value of the stock at the date of the grant and mature at five years.

Recent accounting pronouncements:

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods.  Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123).  Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R).  We recognize these compensation costs on a straight-line basis over the requisite service period of the award.  Prior to the January 1, 2006 adoption of SFAS No.123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).  In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies.  We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).  We have not modified our account for the Employee Stock Ownership Plan (ESOP), which is accounted for by using Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  See Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.  The effect of adopting this standard was to increase the Company’s expense in 2006 by $290 thousand.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  There was no material impact on the Company’s financial statements when this standard was adopted on January 1, 2006.

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

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $2.6 million and $619 thousand at December 31, 2006 and 2005.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2006:
Government sponsored agencies	$73,025	$1	$(239)	$72,787
States and political subdivisions	15,190	—	(33)	15,157
Equity securities	1	5	—	6
Totals	$88,216	$6	$(272)	$87,950

December 31, 2005:
Government sponsored agencies	$85,687	$2	$(400)	$85,289
States and political subdivisions	5,984	—	(47)	5,937
Equity securities	1	4	—	5
Totals	$91,672	$6	$(447)	$91,231

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2006:
States and political subdivisions	$10,968	$4	$(11)	$10,961
Totals	$10,968	$4	$(11)	$10,961

December 31, 2005:
Government sponsored agencies	$13,687	—	$(40)	$13,647
States and political subdivisions	12,925	$19	(26)	12,918
Totals	$26,612	$19	$(66)	$26,565

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2006:
Non-marketable equity securities (including FRB and FHLB stock)	$6,820	—	—	$6,820
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,936	—	—	$7,936

December 31, 2005:
Non-marketable equity securities (including FRB and FHLB stock)	$6,973	—	—	$6,973
Investment in unconsolidated trusts	992	—	—	992
Totals	$7,965	—	—	$7,965

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Realized gains	—	—	$272
Realized losses	—	—	—
Net gains	—	—	$ 272

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2006 and 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1), (2)	Fair Value	Unrealized Losses

December 31, 2006
Government sponsored agencies	$19,422	$(18)	$52,363	$(221)	$71,785	$(239)
States and political subdivisions	8,116	(10)	2,547	(23)	10,663	(33)
Equity securities	—	—	—	—	—	—
Totals	$27,538	$(28)	$54,910	$(244)	$82,448	$(272)

December 31, 2005
Government sponsored agencies	$55,465	$(76)	$27,770	$(324)	$83,235	$(400)
States and political subdivisions	4,444	(26)	1,493	(21)	5,937	(47)
Equity securities	—	—	—	—	—	—
Totals	$59,909	$(102)	$29,263	$(345)	$89,172	$(447)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2006
Government sponsored agencies	—	—	—	—	$—	$—
States and political subdivisions	—	—	$990	$(11)	990	(11)
Totals	—	—	$990	$(11)	$990	$(11)

December 31, 2005
Government sponsored agencies	$13,647	$(40)	—	—	$13,647	$(40)
States and political subdivisions	497	(5)	$1,579	$(21)	2,076	(26)
Totals	$14,144	$(45)	$1,579	$(21)	$15,723	$(66)

(1)                                  $221 thousand of the total unrealized losses twelve months or longer as of December 31, 2006 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature. The remaining $23 thousand of unrealized losses twelve months or longer as of December 31, 2006 relates to unrealized losses on state, county and municipal securities with Moody ratings of Aaa to Aa3. The Company has the ability to hold these securities until they mature.

(2)                                  $324 thousand of the total unrealized losses twelve months or longer as of December 31, 2005 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature. The remaining $21 thousand of unrealized losses twelve months or longer as of December 31, 2005 relates to unrealized losses on state, county and municipal securities with Moody ratings of Aaa to Aa2. The Company has the ability to hold these securities until they mature.

The amortized cost and fair value of investment securities as of December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$62,749	$62,602	$1,602	$1,595	—	—
One to five years	21,959	21,835	—	—	$100	$100
Five to ten years	1,578	1,578	—	—	—	—
Over ten years	1,929	1,929	9,366	9,366	1,116	1,116
Equity investments with no stated maturity	1	6	—	—	6,720	6,720
	$88,216	$87,950	$10,968	$10,961	$7,936	$7,936

Securities with carrying amounts of $20.7 million and $20.4 million at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Loans consisted of:

	December 31,
	2006	2005
	(In thousands)
Commercial loans	$127,950	$93,579
Commercial real estate	388,149	379,884
Residential real estate	324,051	313,693
Construction real estate	235,534	178,068
Installment and other	58,045	56,309
Total loans	1,133,729	1,021,533
Unearned income	(2,005)	(2,153)
Gross loans	1,131,724	1,019,380
Allowance for loan losses	(12,167)	(8,842)
Loans, net	$1,119,557	$1,010,538

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Non-accruing loans	$8,767	$8,037	$5,714
Loans 90 days or more past due, still accruing interest	1	—	8
Total non-performing loans	$8,768	$$8,037	$5,722

The reduction in interest income associated with loans on non-accrual status was $734 thousand, $198 thousand and $216 thousand for the years ended December 31, 2006, 2005 and 2004.

Information about impaired loans as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Loans for which there was a related allowance for credit losses	$6,302	$6,233	$3,282
Other impaired loans	2,174	480	3,391
Total impaired loans	$8,476	$6,713	$6,673

Average monthly balance of impaired loans	$5,968	$5,790	$772
Related allowance for credit losses	$2,177	$1,396	$446
Interest income recognized on an accrual basis	—	—	—
Interest income recognized on a cash basis	$90	$253	—

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning of year	$8,842	$8,367	$7,368
Provision for loan losses	5,172	2,850	2,100
Charge-offs	(2,328)	(2,537)	(1,287)
Recoveries	481	162	186
Net charge-offs	1,847	2,375	1,101
Balance, end of year	$12,167	$8,842	$8,367

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2006 and 2005, were approximately $2.2 million and $3.2 million. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the year ended December 31, 2006 is as follows:

2006
(In thousands)
Balance, beginning	$3,171
Additions	914
Principal payments and other reductions	(1,845)
Balance, ending	$2,240

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of these loans at December 31 is summarized as follows:

	2006	2005
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$951,200	$940,979
Federal Home Loan Mortgage Corporation (FHLMC)	1,913	2,428
Other investors	1,253	574
	954,366	943,981
Mortgage loans underlying pass-through securities—FNMA	11	25
	$954,377	$944,006

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.7 million and $3.5 million as of December 31, 2006 and 2005. There were no custodial balances on deposit with other financial institutions during 2006 and 2005.

An analysis of changes in mortgage servicing rights asset follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$11,009	$11,858	$12,368
Servicing rights originated and capitalized	1,602	1,909	2,229
Amortization	(2,744)	(2,758)	(2,739)
	$9,867	$11,009	$11,858

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$(1,230)	$(3,487)	$(4,576)
Aggregate reductions credited to operations	484	3,267	2,967
Aggregate additions charged to operations	(6)	(1,010)	(1,878)
	$(752)	$(1,230)	$(3,487)

The fair values of the MSRs were $9.5 million, $10.5 million and $8.7 million on December 31, 2006, 2005 and 2004, respectively.

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

The independent third party used the following assumptions to calculate the market value of the MSRs as of December 31, 2006, 2005 and 2004:

	At December 31, 2006	At December 31, 2005	At December 31, 2004

Prepayment Standard Assumption (PSA) speed	193.00%	165.00%	265.00%
Discount rate	10.00	9.01	9.01
Earnings rate	5.00	4.00	3.75

Note 6. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2006	2005
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	15,663	15,482
Furniture and equipment	20,641	19,141
	40,124	38,443
Accumulated depreciation	(15,869)	(14,042)
	$24,255	$24,401

Depreciation on premises and equipment totaled $2.4 million, $2.6 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004.

Note 7. Deposits

Deposits consisted of:

	December 31,
	2006	2005
	(In thousands)
Demand deposits, noninterest bearing	$51,621	$41,651
NOW and money market accounts	324,291	279,745
Savings deposits	227,433	259,344
Time certificates, $100,000 or more	351,562	294,583
Other time certificates	207,834	166,525
Total	$1,162,741	$1,041,848

At December 31, 2006, the scheduled maturities of time certificates were as follows:

(In thousands)
2007	$468,371
2008	35,073
2009	14,831
2010	29,565
2011	11,522
Thereafter	34
$559,396

The Company had no brokered deposits at December 31, 2006 or 2005.

Note 8. Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. The total value of loans under the blanket assignment as of December 31, 2006 was $455.8 million.

Maturity Date	Rate	Type	Index	Principal due	2006	2005
					(In thousands)
11/06/2006	3.923	Fixed	—	At maturity	—	$10,000
01/02/2007	4.121	Fixed	—	Monthly Amortization	$276	3,517
01/02/2007	4.078	Fixed	—	Monthly Amortization	405	5,154
07/18/2008	3.221	Fixed	—	At maturity	40,000	40,000
03/22/2010	4.667	Fixed	—	At maturity	20,000	20,000
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,303	1,335
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008	8.250	Variable	Citibank Prime	Monthly Amortization	743	1,214
					$65,027	$83,520

The following is a summary of debt payments required for years after 2006. Included are payments for the ESOP debt of $471 thousand each year until maturity:

(In thousands)
2007	$1,180
2008	305
2009	8,247
2010	10,617
2011	8,788
Thereafter	35,890
$65,027

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2006:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	8.07% (variable)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	8.07% (variable)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of December 31, 2006, 74.7% of the trust preferred securities noted in the table above qualified as Tier I capital and 25.3% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

On December 8, 2006, the Company exercised its option to call a Trust Preferred Security issue for $6.0 million that was issued originally on November 28, 2001 at a rate of 9.95%.  The interest expense and issuance cost amortization during 2006 reflected this issue that is not presented in the table above.

Issuance costs of $615 thousand related to the first two trust preferred securities issues and the issue paid off during 2006 (not presented in the above table) were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each 2006, 2005 and 2004, respectively, $194 thousand, $20 thousand and $24 thousand of these issuance costs were amortized.  The total amount of the issuance costs of the issue paid off in 2006 was amortized during the year.  Unamortized issuance costs were $325 thousand, $519 thousand and $539 thousand at December 31, 2006, 2005 and 2004, respectively.  There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $488 thousand and $399 thousand on December 31, 2006 and 2005, respectively.

Note 10. Description of Leasing Arrangements

The Company is leasing land in Santa Fe with the intention of building a future branch on the site.  The lease, which is for 8 years and expiring in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease.  This lease is classified as a capital lease.  In addition, the Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2010. Lease payments for the years ended December 31, 2006, 2005 and 2004 totaled $289 thousand, $112 thousand and $143 thousand, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

(In thousands)
2007	$187
2008	185
2009	185
2010	185
2011	185
Thereafter	3,409
Total minimum lease payments	4,336
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	4,336
Less: Amount representing interest	(2,125)
Present value of net minimum lease payments	$2,211

Commitments for minimum future rentals under the operating leases were as follows at December 31, 2006:

(In thousands)
2007	$348
2008	119
2009	108
2010	108
2011	—
Thereafter	—
$683

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

The ESOP provides for annual discretionary contributions by the Company as determined by its Board of Directors. The Company’s discretionary contributions to the ESOP in 2006, 2005 and 2004 were approximately $512 thousand, $462 thousand and $573 thousand, respectively.

The ESOP had a note payable of $743 thousand outstanding with a local bank as of December 31, 2006. The note requires annual principal payments of $471 thousand with a final payment of principal on January 20, 2008. Interest is variable at Citibank Prime (8.25% at December 31, 2006) and is payable semi-annually. Collateral for this loan is in the form of Company stock owned by the ESOP and unallocated to the plan participants. Shares are released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. The note payable is recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

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

Shares of the Company held by the ESOP that were acquired prior to December 31, 1992 totaled 265,201 and 268,289 shares at December 31, 2006 and 2005, respectively.

Shares of the Company held by the ESOP that were acquired after December 31, 1992 are as follows:

	December 31,
	2006	2005
Allocated shares	248,557	247,951
Shares committed to be released	26,908	26,075
Unallocated (unearned) shares	44,200	72,243
Total shares acquired after December 31, 1992	319,665	346,269
Estimated fair value of unallocated (unearned) shares	$1,271,000	$2,023,000

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2006, 2005 and 2004. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2006, 2005 and 2004 was $731 thousand, $683 thousand and $1.0 million, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no market. The put price is representative of the fair market value of the stock. The Company pays for the purchase within a five-year period. The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash. The fair value of the allocated shares subject to repurchase was $16.8 million and $15.2 million as of December 31, 2006 and 2005.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 12. Stock Incentives

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

The following table details the assumptions used in the Black-Sholes model for share-based compensation granted:

	Twelve Months Ended December 31,
	2006	2005	2004

Stock price volatility	14.12%	14.12%	3.66%
Risk-free rate	4.35%	4.23%	4.24%
Expected dividends	2.29%	2.29%	1.94%
Expected term (in years)	5	10	10

A summary of stock option and stock appreciation right activity under the plans as of December 31, 2006, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	333,117	$23.15
Granted	84,000	28.00
Exercised	(56,209)	12.51
Forfeited or expired	(3,500)	28.00
Outstanding at December 31, 2006	357,408	$25.92	5.64	$1,573
Exerciseable at December 31, 2006	209,907	$24.84	5.91	$1,100

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $4.33, $5.22 and $5.51, respectively.  The total intrinsic value of options exercised during the year was $168 thousand.

As of December 31, 2006, there was $404 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average vesting period of 2.9 years.  There were 43,669 shares vested during 2006.  The total amount expensed of the shares that vested is $290 thousand in 2006.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in 2005 and 2004.

	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$11,960	$10,389
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83)	(100)
Pro forma net income	$11,877	$10,289
Earnings per share:
Basic — as reported	$1.80	$1.54
Basic — pro forma	$1.79	$1.53
Diluted — as reported	$1.79	$1.52
Diluted — pro forma	$1.77	$1.50

Note 13. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current income tax expense:
Federal	$6,799	$5,658	$5,660
State	1,170	983	974
Deferred income tax (benefit) expense:
Federal	(1,009)	468	(176)
State	(132)	60	(29)
Total income tax expense	$6,828	$7,169	$6,429

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	2006 Deferred		2005 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid Expenses	—	$232	$122	—
Allowance for loan losses	$4,817	—	3,500	—
Mortgage servicing rights	—	3,609	—	$3,871
Investment securities	—	215	—	86
Premises and equipment	—	1,297	—	1,436
Stock dividends on FHLB stock	—	365	—	365
Loans	300	—	100	—
Unrealized gain on securities available for sale	105	—	16	—
Accrued compensation	251	—	217	—
Employee stock ownership plan (ESOP) compensation	38	—	540	—
Stock options and stock appreciation rights expensed	115	—	—	—
Other real estate owned (OREO)	—	—	53	—
Total deferred taxes	$5,626	$5,718	$4,548	$5,758

The net deferred tax liability of $92 thousand and $1.2 million in 2006 and 2005, respectively, was reported in other liabilities.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$5,999	35.00%	$6,695	35.00%	$5,886	35.00%
Net tax exempt interest income	(276)	(1.61)	(247)	(1.29)	(207)	(1.23)
Interest disallowance	30	0.18	23	0.12	20	0.12
Other, net	400	2.33	22	0.12	116	0.69
State income tax net of federal benefit	675	3.94	676	3.53	614	3.65
Provision for income taxes	$6,828	39.84%	$7,169	37.48%	$6,429	38.23%

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

At December 31, 2006 and 2005, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2006	December 31, 2005
	(In thousands)
Unfunded commitments under lines of credit	$192,252	$182,641
Commercial and standby letters of credit	31,100	37,436

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2006 and 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $66 thousand and $33 thousand as of December 31, 2006 and 2005, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 15. Litigation

The Company has been engaged in litigation with Galaxy CSI, LLC since 2004. In January 2007, the parties reached a settlement agreement in which the Bank agreed to pay $500,000 to Galaxy CSI, LLC on February 16, 2007. Pursuant to FASB 5, the Company expensed this cost for the year ending 2006 as it was known to the Company prior to the publication of these financials. Neither Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors or TCC Funds are involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are not material to our consolidated financial condition.

Note 16. Derivative Financial Instruments

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

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2006 include commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At December 31, 2006 the Company had notional amounts of $14.0 million contracts with customers and $1.3 million contracts with FNMA in interest rate lock commitments outstanding related to loans being originated for sale. The related fair values of these commitments were an asset of $7 thousand and a liability of $113 thousand as of December 31, 2006.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $166.1 million and $175.4 million as of December 31, 2006 and 2005, respectively. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	At December 31,
	2006	2005
	(In thousands)
Fixed-rate (ranging from 4.0% to 11.0%)	$48,174	$47,596
Adjustable-rate	117,975	127,799
Total	$166,149	$175,395

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2006.

As of December 31, 2006, the Bank was “well capitalized” as defined by OCC regulations. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category subsequent to this time.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$128,402	11.50%	$89,304	8.00%	N/A	N/A
Bank only	121,655	10.97	88,724	8.00	$110,905	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	107,125	9.60	44,652	4.00	N/A	N/A
Bank only	109,485	9.87	44,362	4.00	66,543	6.00
Tier 1 capital (to average assets):
Consolidated	107,125	7.97	53,757	4.00	N/A	N/A
Bank only	109,485	8.17	53,594	4.00	66,993	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$116,734	11.67%	$80,041	8.00%	N/A	N/A
Bank only	112,691	11.30	79,816	8.00	$99,770	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	101,096	10.10	40,020	4.00	N/A	N/A
Bank only	103,848	10.41	39,908	4.00	59,862	6.00
Tier 1 capital (to average assets):
Consolidated	101,096	8.19	49,348	4.00	N/A	N/A
Bank only	103,848	8.43	49,255	4.00	61,569	5.00

N/A—not applicable

Note 18. Fair Value Information

Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument.

	Carrying Amount	Estimated Fair Value
	(In thousands)
December 31, 2006
Investments:
Available for sale	$87,950	$87,950
Held to maturity	10,968	10,961
Other investments	7,936	7,936
Loans, net	1,119,557	1,097,391
Mortgage servicing rights	9,115	9,457
Rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	7	7
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	113	113
Time deposits	559,396	558,215
Short- and long-term borrowings	64,284	59,814
Junior subordinated debt owed to unconsolidated trusts	37,116	37,105
Borrowings made by Employee Stock Ownership Plan (ESOP)	743	743

December 31, 2005
Investments:
Available for sale	$91,231	$91,231
Held to maturity	26,612	26,565
Other investments	7,965	7,965
Loans, net	1,010,538	1,000,211
Mortgage servicing rights	9,779	10,486
Rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	7	7
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	26	26
Time deposits	461,108	459,967
Short- and long-term borrowings	82,306	78,756
Junior subordinated debt owed to unconsolidated trusts	32,992	38,958
Borrowings made by Employee Stock Ownership Plan (ESOP)	1,214	1,214

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

Note 19. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2006	2005
	(In thousands)
Assets
Cash	$3,967	$4,079
Investments in subsidiaries	113,309	106,100
Other assets	5,560	1,237
Total assets	$122,836	$111,416

Liabilities and Stockholders’ Equity
Dividends payable	$2,302	$2,256
Junior subordinated debt owed to unconsolidated trusts	37,116	32,992
Other liabilities	2,740	550
Stock owned by Employee Stock Ownership Plan (ESOP) participants	17,438	16,100
Stockholders’ equity	63,240	59,518
Total liabilities and stockholders’ equity	$122,836	$111,416

Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Dividends from subsidiaries	$7,514	$6,366	$9,105
Interest and other expense	(3,718)	(2,780)	(2,193)
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,796	3,586	6,912
Income tax benefit	1,363	1,065	843
Income before equity in undistributed net income of subsidiaries	5,159	4,651	7,755
Equity in undistributed net income of subsidiaries	5,152	7,309	2,634
Net income	$10,311	$11,960	$10,389

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities
Net income	$10,311	$11,960	$10,389
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	194	20	24
Equity in undistributed net income of subsidiaries	(5,152)	(7,309)	(2,634)
Decrease (increase) in taxes receivable from subsidiaries	(678)	2	(1,733)
(Increase) decrease in other assets	(95)	(711)	2,454
(Decrease) increase in other liabilities	1	(346)	122
Increase in TPS accrued dividend payable	(6)	83	—
Tax benefit recognized for exercise of stock options	(331)	(272)	(53)
Net cash provided by operating activities	4,244	3,427	8,569
Cash Flows From Investing Activities
Purchase of loans	(2,211)	—	—
Acquisition of leased property under capital leases	(2,211)	—	—
Investments in and advances to subsidiaries	(821)	(8,310)	(6,121)
Net cash (used in) investing activities	(5,243)	(8,310)	(6,121)

Cash Flows From Financing Activities
Purchase of treasury stock	(2,926)	(6,422)	(117)
Issuance of treasury stock	1,656	938	125
Dividends paid	(4,461)	(3,998)	(4,022)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(48)	(59)	(76)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,310	10,310	6,186
Repayment of junior subordinated debt owed to unconsolidated trusts	(6,186)	—	—
Acquisition of obligations under capital leases	2,211	—	—
Tax benefit recognized for exercise of stock options	331	272	53
Net cash provided by financing activities	887	1,041	2,149
Net (decrease) increase in cash	(112)	(3,842)	4,597
Cash:
Beginning of year	4,079	7,921	3,324
End of year	$3,967	$4,079	$7,921

Note 20. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2006				Three Months Ended 2005
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$23,198	$21,717	$20,865	$19,254	$18,931	$17,554	$16,326	$15,098
Interest expense	11,649	10,386	9,093	8,088	7,812	7,193	6,144	5,179
Net interest income	11,549	11,331	11,772	11,166	11,119	10,361	10,182	9,919
Provision for loan losses	1,050	1,322	900	1,900	750	750	825	525
Net interest income after provision for loan losses	10,499	10,009	10,872	9,266	10,369	9,611	9,357	9,394
Other income	2,040	2,776	2,903	2,396	2,623	2,873	2,693	2,060
Other expense	9,041	7,855	8,333	8,393	6,995	6,905	8,293	7,658
Income before income taxes	3,498	4,930	5,442	3,269	5,997	5,579	3,757	3,796
Income taxes	1,700	1,860	2,100	1,168	2,220	2,205	1,316	1,428
Net income	$1,798	$3,070	$3,342	$2,101	$3,777	$3,374	$2,441	$2,368

Basic earnings per share	$0.27	$0.47	$0.51	$0.32	$0.57	$0.51	$0.37	$0.35

Diluted earnings per share	$0.28	$0.46	$0.50	$0.32	$0.57	$0.50	$0.37	$0.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 42 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Trinity’s directors and executive officers and our code of ethics appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons owning more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the forms filed and representations made to us by reporting persons concerning whether a Form 5 was required to be filed for 2006, we are not aware of any of our directors, executive officers or 10% shareholders who failed to comply with the filing requirements of Section 16(a) during the fiscal year ended December 31, 2006, with the exception of the following late filings:

•                  William C. Enloe was granted 28,000 stock appreciation rights on January 1, 2006. This grant was reported on a Form 8-K filed on January 3, 2006 and a Form 4 filed on January 19, 2007.

•                  Steve W. Wells was granted 14,000 stock appreciation rights on January 1, 2006. This grant was reported on a Form 8-K filed on January 3, 2006 and a Form 4 filed on January 19, 2007.

•                  Daniel R. Bartholomew was granted 7,000 stock appreciation rights on January 1, 2006. This grant was reported on a Form 8-K filed on January 3, 2006 and a Form 4 filed on January 19, 2007.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits. The following exhibits are filed as part of this Form 10-K:

3.1*	Articles of Incorporation of Trinity Capital Corporation

3.2*	Amended and Restated By-Laws of Trinity Capital Corporation

4.1*	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3**	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4****	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5*****	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company.

10.3*	Los Alamos National Bank Employee Stock Ownership Plan

10.4*	Trinity Capital Corporation 1998 Stock Option Plan

10.5*	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.6**	Form of stock option grant agreement

10.7***	Trinity Capital Corporation 2005 Stock Incentive Plan

10.8***	Trinity Capital Corporation 2005 Deferred Income Plan

10.9******	Director fee schedule

10.10**	Form of stock appreciation right grant agreement

10.11	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.12	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

* Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.

** Incorporated by reference to the Company’s Form 8-K filed August 22, 2005

*** Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005

**** Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005

***** Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006

****** Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 16, 2007
William C. Enloe	and Director

/s/ Daniel R. Bartholomew
Daniel R. Bartholomew	Chief Financial Officer	March 16, 2007

/s/ Jeffrey F. Howell
Jeffrey F. Howell	Chairman of the Board and Director	March 16, 2007

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 16, 2007

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 16, 2007

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 16, 2007

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 16, 2007

/s/ Stanley D. Primak
Stanley D. Primak	Director	March 16, 2007

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 16, 2007

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 16, 2007

/s/ Robert P. Worcester
Robert P. Worcester	Vice-Chairman and Director	March 16, 2007