Form 10-Q
period 2007-03-31
TRINITY CAPITAL CORP
filed 2007-05-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,536,379 shares of common stock, no par value, outstanding as of May 7, 2007.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
 (Amounts in thousands, except share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and due from banks	$19,242	$23,292
Interest bearing deposits with banks	21,820	49,598
Federal funds sold and securities purchased under resell agreements	749	700
Cash and cash equivalents	41,811	73,590
Investment securities available for sale	88,889	87,950
Investment securities held to maturity, at amortized cost (fair value of $10,912 at March 31, 2007 and $10,961 at December 31, 2006)	10,916	10,968
Other investments	7,579	7,936
Loans (net of allowance for loan losses of $12,535 at March 31, 2007 and $12,167 at December 31, 2006)	1,147,923	1,119,557
Loans held for sale	9,843	10,349
Premises and equipment, net	24,193	24,255
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	8,970	9,465
Mortgage servicing rights, net	8,613	9,115
Other real estate owned	537	165
Other assets	3,316	3,718
Total assets	$1,354,801	$1,359,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$78,118	$89,356
Interest bearing	1,079,818	1,073,385
Total deposits	1,157,936	1,162,741
Short-term borrowings	—	681
Long-term borrowings	63,595	63,603
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	272	743
Accrued interest payable	5,851	5,773
Other liabilities	4,089	5,733
Total liabilities	1,271,070	1,278,601
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 629,066 shares at March 31, 2007 and December 31, 2006, at fair value; net of unearned ESOP shares of 17,627 shares and 44,200 shares at March 31, 2007 and December 31, 2006, respectively, at historical cost	17,376	17,438
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,536,379 and 6,532,898 at March 31, 2007 and December 31, 2006, respectively	6,836	6,836
Additional paid-in capital	1,284	1,067
Retained earnings	66,467	62,939
Accumulated other comprehensive loss	(141)	(158)
Total stockholders’ equity before treasury stock	74,446	70,684
Treasury stock, at cost, 302,794 shares and 279,702 shares at March 31, 2007 and December 31, 2006, respectively	(8,091)	(7,444)
Total stockholders’ equity	66,355	63,240
Total liabilities and stockholders’ equity	$1,354,801	$1,359,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Interest income:
Loans, including fees	$22,142	$17,903
Investment securities:
Taxable	935	991
Nontaxable	282	203
Federal funds sold and repurchase agreements	20	3
Other interest bearing deposits	432	132
Investment in unconsolidated trusts	23	22
Total interest income	23,834	19,254
Interest expense:
Deposits	10,255	6,542
Short-term borrowings	13	138
Long-term borrowings	612	680
Junior subordinated debt owed to unconsolidated trusts	762	728
Total interest expense	11,642	8,088
Net interest income	12,192	11,166
Provision for loan losses	1,050	1,900
Net interest income after provision for loan losses	11,142	9,266
Other income:
Mortgage loan servicing fees	623	640
Loan and other fees	728	709
Service charges on deposits	380	381
Gain on sale of loans	409	300
Other operating income	288	366
	2,428	2,396
Other expenses:
Salaries and employee benefits	4,645	4,425
Occupancy	982	857
Data processing	447	468
Marketing	486	437
Amortization and valuation of mortgage servicing rights	734	551
Supplies	185	201
(Gain)/loss on sale of other real estate owned	(22)	198
Postage	175	157
Other	1,104	1,099
	8,736	8,393
Income before income taxes	4,834	3,269
Income taxes	1,777	1,168
Net income	$3,057	$2,101
Basic earnings per common share	$0.47	$0.32
Diluted earnings per common share	$0.46	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Cash Flows From Operating Activities
Net income	$3,057	$2,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	569	655
Net amortization of:
Mortgage servicing rights	699	674
Premiums and discounts on investment securities	(156)	(40)
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	5
Provision for loan losses	1,050	1,900
Change in mortgage servicing rights valuation allowance	35	(123)
Federal Home Loan Bank (FHLB) stock dividends received	(66)	(59)
Gain on sale of loans	(409)	(300)
(Gain) Loss on disposal of other real estate owned	—	(15)
Write-down of value of other real estate owned	—	40
Decrease in other assets	987	726
Increase in other liabilities	631	341
Release of Employee Stock Ownership Plan (ESOP) shares	566	573
Stock options and stock appreciation rights expensed	60	73
Tax benefit recognized for exercise of stock options	—	(114)
Net cash provided by operating activities before originations and gross sales of loans	7,026	6,437
Gross sales of loans held for sale	21,570	29,950
Origination of loans held for sale	(20,887)	(37,562)
Net cash (used in) provided by operating activities	7,709	(1,175)
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	19,810	5,490
Proceeds from maturities and paydowns of investment securities held to maturity	51	8,213
Proceeds from maturities and paydowns of investment securities, other	626	—
Purchase of investment securities, available for sale	(20,563)	—
Purchase of investment securities, other	(203)	(246)
Proceeds from sale of other real estate owned	—	60
Loans funded, net of repayments	(29,788)	(32,773)
Purchases of premises and equipment	(507)	(350)
Net cash used in investing activities	$(30,574)	$(19,606)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	$(3,529)	$8,451
Net (decrease) increase in time deposits	(1,276)	(11,852)
Repayment of borrowings	(689)	(1,974)
Repayment of ESOP debt	(471)	(471)
Purchase of treasury stock	(647)	(285)
Issuance of common stock for stock option plan	—	299
Dividend payments	(2,302)	(2,256)
Tax benefit recognized for exercise of stock options	—	114
Net cash (used in) provided by financing activities	(8,914)	(7,974)
Net (decrease) increase in cash and cash equivalents	$(31,779)	$(28,755)
Cash and cash equivalents:
Beginning of year	73,590	54,682
End of period	$41,881	$25,927
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$11,564	$8,049
Income taxes	—	(155)
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	372	—
Change in unrealized (loss) gain on investment securities, net of taxes	(76)	(48)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements filed on Form 10-K.

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

Certain items have been reclassified from prior period presentations in conformity with the current classification.

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized (loss) gain on investment securities available for sale, net of tax. Comprehensive income was $3.1 million and $2.1 million for the three month periods ended March 31, 2007 and 2006, respectively.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Unaudited; In thousands except for share and per share data)
Net income	$3,057	$2,101
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(288,571)	(224,268)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(23,001)	(51,122)
Weighted average common shares outstanding, net	6,545,228	6,581,410
Basic earnings per common share	$0.47	$0.32
Weighted average dilutive shares from stock option plan	44,243	39,289
Weighted average common shares outstanding including dilutive shares	6,589,471	6,620,699
Diluted earnings per common share	$0.46	$0.32

Note 4. Recent Accounting Pronouncements and Regulatory Developments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for financial instruments, fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. There was no material impact on the Company’s financial statements when this standard was adopted on January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new Standard, which is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard also: (1) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has determined that the Company will not adopt the fair value method for subsequent measurement under this standard, and there was no material impact on the Company’s financial statements when this standard went into effect on January 1, 2007.

In June 2005, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. There was no material impact on the Company’s financial statements when this standard was adopted on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management does not believe that this statement will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Management does not believe that this statement will have a material impact on the Company’s financial statements.

Note 5. Stock Option Plan

The Company has the 1998 Stock Option Plan and the 2005 Stock Incentive Plan created for the benefit of key management and select employees. Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Stock Incentive Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005,vest over three years and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 vest over five years and must be exercised within five years of the date of grant.

Trinity’s stock incentive awards have been priced at or above the market value of the stock based on the last reported sale price as of the date of grant which is also the date of approval, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price and the January 1, 2006 stock appreciation right grant which was approved on December 15, 2005 and granted at the closing market price as of December 31, 2005. Trinity set the SARs grant date for 2005 on a date other than the approval date due to accounting rule changes that took affect on January 1, 2006 that were advantageous to Trinity. Trinity has awarded all stock option and SARs based on the last reported market price of Trinity’s stock on the option grant date, with the exception of the July 1998 and January 2006 grants as described above.

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

The following table details the assumptions used in by the Black-Sholes model for valuing share-based compensation granted:

	Three Months Ended March 31,
	2007	2006
Stock price volatility	12.82%	14.12%
Risk-free rate	4.70%	4.35%
Expected dividends	2.40%	2.29%
Expected term (in years)	5	5

A summary of stock option and stock appreciation right activity under the plans as of March 31, 2007, and changes during the first three months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	357,408	$25.92
Granted	51,000	28.75
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2007	408,408	$26.27	5.32	$1,794
Exerciseable at March 31, 2007	253,575	$24.84	5.66	$1,100

The weighted-average grant-date fair value of options granted during the three months ending March 31, 2007 and 2006 was $4.32 and $4.33, respectively. There were no options exercised during the three months ended March 31, 2007.

As of March 31, 2007, there was $598 thousand of total unrecognized compensation cost related to nonvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average vesting period of 3.7 years. There were no shares vested during the three months ending March 31, 2007. However, shares that will vest in August and December 2007 have been ratably expensed in the amount of $31 thousand in the first three months of 2007. In addition, we expensed $29 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

The Company had no borrowings with maturities of less than one year as of March 31, 2007. As of December 31, 2006, the Company had Federal Home Loan Bank advances with maturities of less than one year of $681 thousand.

Note 7. Long Term Borrowings

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.6 million as of both March 31, 2007 and December 31, 2006. As of March 31, 2007, the advances have fixed interest rates ranging from 3.22% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe with the intention of building a future branch on the site. The lease, which expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. Lease payments for the three months ended March 31, 2007 was $48 thousand. There were no lease payments in the first three months of 2006, as the lease was entered into in December 2006.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2007:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$ 6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	8.06% (variable)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$ 310	$ 186	$310	$ 310
Junior subordinated deferrable interest debentures owed	$10,310	$ 6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	8.06% (variable)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2007, 77.5% of the trust preferred securities noted in the table above qualified as Tier I capital and 22.5% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During the first three months of 2007 and 2006, respectively, $3 thousand and $5 thousand of these issuance costs were amortized. Unamortized issuance costs were $321 thousand and $325 thousand at March 31, 2007 and December 31, 2006, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $208 thousand and $488 thousand on March 31, 2007 and December 31, 2006, respectively.

Note 10. Commitments, Contingencies and Off-Balance Sheet Activities

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

At March 31, 2007 and December 31, 2006, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2007	December 31, 2006
	(In thousands)
Unfunded commitments under lines of credit	$209,089	$192,252
Commercial and standby letters of credit	27,175	31,100

Commitments to extend credit under lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Overdraft protection agreements are uncollateralized, but most other unfunded commitments under lines of credit have collateral. These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At March 31, 2007 and December 31, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $50 thousand and $66 thousand as of March 31, 2007 and December 31, 2006, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 11. Litigation

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

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax equivalent basis and net interest income on a fully tax equivalent basis. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Management reviewed the methodology used in the allowance for loan losses adequacy analysis in 2006. After a thorough examination, management refined the process used in two ways: (1) we moved from a pure historical loss to a migration analysis for determining inherent loss in the current loan portfolio and (2) we quantified the qualitative adjustments used to reflect the risks associated with certain risk factors that are not reflected in the migration analysis or specific identification of impaired loans.

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

Mortgage Servicing Right (MSR) Assets:   Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of March 31, 2007, mortgage loans serviced for others totaled $939.1 million. The MSRs on these loans total $8.6 million as of March 31, 2007. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Balance at beginning of period	$9,867	$11,009
Servicing rights originated and capitalized	232	317
Amortization	(699)	(674)
	$9,400	$10,652

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Balance at beginning of period	$(752)	$(1,230)
Aggregate reductions credited to operations	99	123
Aggregate additions charged to operations	(134)	—
	$(787)	$(1,107)

The fair values of the MSRs were $9.1 million and $9.5 million on March 31, 2007 and December 31, 2006, respectively.

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

The independent third party used the following assumptions to calculate the market value of the MSRs as of March 31, 2007 and December 31, 2006:

	At March 31, 2007	At December 31, 2006
Prepayment Standard Assumption (PSA) speed	205.00%	193.00%
Discount rate	10.00	10.00
Earnings rate	5.00	5.00

Overview

The Company’s net income for the first three months of 2007 was $3.1 million, an increase of $956 thousand (45.5%) over the same period in 2006. This was primarily due to an increase net interest income of $1.0 million and a decrease in the provision for loan losses expense of $850 thousand. Total assets decreased slightly by $4.5 million (0.3%) from December 31, 2006 to March 31, 2007, with cash decreasing and loans slightly increasing. Total deposits decreased $4.8 million (0.4%) during the same period.

Results of Operations-Income Statement Analysis

Net Income-General.   Net income for the three months ended March 31, 2007 was $3.1 million, compared to $2.1 million for the same period of 2006. Diluted earnings per share increased by $0.14 to $0.46 for the three months ended March 31, 2007 from $0.32 for the same period of 2006. This represented an increase in earnings per share of 43.8%. This increase was primarily due to an increase net interest income of $1.0 million and a decrease in the provision for loan losses expense of $850 thousand. The increase in net interest income was due to an increase in both the yield and the volume of the interest-earning assets of Los Alamos National Bank, which was partially offset by increases in the cost and volume of interest-bearing liabilities. The decrease in the provision for loan losses expense resulted from management’s assessment of the adequacy of the reserve for loan loss in relation to the improved asset quality of our loans. In addition, non-interest expenses increased $343 thousand and non-interest income increased $32 thousand. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits expense. Income tax expenses increased $609 thousand due to higher pre-tax income. The effect of those items, net of taxes, was an increase in net income of $956 thousand for the first quarter of 2007 compared to the same period in 2006.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount management believes to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense, loss on other real estate owned, postage and other expenses.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended March 31,
	2007			2006
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)(2)	$1,158,093	$22,142	7.75%	$1,037,684	$17,903	7.00%
Taxable investment securities	79,383	935	4.78	100,363	991	4.00
Investment securities exempt from federal income taxes(3)	24,846	439	7.17	18,889	324	6.96
Federal funds sold	1,877	20	4.32	334	3	3.17
Other interest bearing deposits	33,216	432	5.27	12,499	132	4.28
Investment in unconsolidated trust subsidiaries	1,116	23	8.36	992	22	8.99
Total interest earning assets	1,298,531	23,991	7.49	1,170,811	19,375	6.71
Non-interest earning assets	59,938			59,778
Total assets	$1,358,469			$1,230,589
Interest Bearing Liabilities:
Deposits:
NOW deposits	$92,641	$583	2.55%	$84,772	$362	1.73%
Money market deposits	192,258	1,107	2.34	149,048	565	1.54
Savings deposits	236,017	1,505	2.59	258,359	1,175	1.84
Time deposits over $100,000	345,918	4,443	5.21	284,611	2,847	4.06
Time deposits under $100,000	213,895	2,617	4.96	170,429	1,593	3.79
Short-term borrowings, including ESOP borrowings under 1 year	931	13	5.66	13,761	138	4.07
Long-term borrowings, including ESOP borrowings over 1 year	63,599	612	3.90	69,539	680	3.97
Junior subordinated debt owed to unconsolidated trusts	37,116	762	8.33	32,992	728	8.95
Total interest bearing liabilities	1,182,375	11,642	3.99	1,063,511	8,088	3.08
Demand deposits—non-interest bearing	36,551			39,811
Other non-interest bearing liabilities	56,691			49,477
Stockholders’ equity, including stock owned by ESOP	82,852			77,790
Total liabilities and stockholders equity	$1,358,469			$1,230,589
Net interest income on a fully tax equivalent basis/interest rate Spread(4)		$12,349	3.50%		$11,287	3.63%
Net interest margin on a fully tax equivalent basis(5)			3.86%			3.91%
Net interest margin(5)			3.81%			3.87%

(1)             Includes non-accrual loans of $7.9 million and $8.1 million for March 31, 2007 and 2006, respectively.

(2)             Interest income includes loan origination fees of $854 thousand and $737 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

(5)             Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ending March 31,
	2007	2006
Net interest income	$12,192	$11,166
Tax-equivalent adjustment to net interest income	157	121

Net interest income, fully tax-equivalent basis	$12,349	$11,287

For the first quarter of 2007 net interest income on a fully tax equivalent basis increased $1.0 million to $12.3 million from $11.3 million for the first quarter of 2006.  The increase in net interest income resulted from an increase in interest income on a fully tax equivalent basis of $4.6 million (23.8%), while interest expense increased $3.6 million (43.9%).  Interest income on a fully tax equivalent basis increased due in part to an increase in average earning assets of $127.7 million (10.9%), which accounted for $2.3 million of the increase.  In addition, the yield on earning assets on a fully tax equivalent basis increased 78 basis points, which accounted for another $2.3 million of the increase.  Interest expense increased primarily due to an increase on the cost of interest-bearing liabilities of 91 basis points, which accounted for $2.4 million of the increase. Average interest-bearing liabilities increased $118.9 million (11.2%), accounting for $1.2 million of the increase in interest expense. The net interest margin expressed in a fully tax equivalent basis decreased 5 basis points to 3.86% for the first three months of 2007 from 3.91% during the same period in 2006.

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

	Three Months Ended March 31,
	2007 Compared to 2006
	Change Due	Change Due	Total
	to Volume	to Rate	Change
	(In thousands)
Interest Earning Assets:
Loans	$2,193	$2,046	$4,239
Taxable investment securities	(229)	171	(56)
Investment securities exempt from federal income taxes(1)	105	10	115
Federal funds sold	16	1	17
Other interest bearing deposits	263	37	300
Investment in unconsolidated trust subsidiaries	3	(2)	1
Total increase (decrease) in interest income	2,351	2,263	4,616
Interest Bearing Liabilities:
NOW deposits	37	184	221
Money market deposits	195	347	542
Savings deposits	(109)	437	330
Time deposits over $100,000	688	908	1,596
Time deposits under $100,00	463	561	1,024
Short-term borrowings	(164)	39	(125)
Long-term borrowings	(57)	(11)	(68)
Junior subordinated debt owed to unconsolidated trusts	87	(53)	34
Total increase (decrease) in interest expense	1,140	2,412	3,554
Increase (decrease) in net interest income	$1,211	$(149)	$1,062

(1)             Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

Other Income.  Changes in other income between the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$623	$640	$(17)
Loan and other fees	728	709	19
Service charges on deposits	380	381	(1)
Gain on sale of loans	409	300	109
Other operating income	288	366	(78)
	$2,428	$2,396	$32

In the first quarter of 2007, other income was relatively unchanged from the first quarter of 2006 at $2.4 million, an increase of $32 thousand (1.3%) over the same period in 2006.  Gain on sale of loans increased $109 thousand (36.3%) from the first quarter of 2006 due to recoveries on interest rate contracts settled in the first quarter of 2007.  Other operating income decreased $78 thousand (21.3%), primarily due to a decrease in title insurance premium income ($72 thousand).  Title insurance premiums decreased due to a decreased volume of title insurance business in both the Los Alamos and Santa Fe operations of Title Guaranty.  This was due to a general slow down of the real estate market experienced nationwide and in our markets.

Other Expenses.  Changes in other expenses between the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,645	$4,425	$220
Occupancy	982	857	125
Data processing	447	468	(21)
Marketing	486	437	49
Amortization and valuation of mortgage servicing rights	734	551	183
Supplies	185	201	(16)
Loss on sale of other real estate owned	(22)	198	(220)
Postage	175	157	18
Other	1,104	1,099	5
	$8,736	$8,393	$343

For the first quarter of 2007, other expenses increased $343 thousand (4.1%) to $8.7 million in 2007 from $8.4 million in the first quarter of 2006.  Salaries and employee benefits increased $220 thousand (5.0%) due to normal merit increases in salaries and an increase in staff (from 278 full-time equivalent employees on March 31, 2006 to 286 full-time equivalent employees on March 31, 2007) to support our growth in total assets from the first quarter 2006 (total assets grew 9.4% from March 31, 2006 to March 31, 2007).  Loss on sale of other real estate owned decreased by $220 thousand (111.1%) due to losses in 2006 that were not repeated in 2007, due to a lower amount of other real estate owned sale activity.  Amortization and valuation of mortgage servicing rights increased $183 thousand (33.2%) due to an increase in the valuation allowance associated with the mortgage servicing right assets.  The increase in the valuation allowance was due to a decrease in interest rates between 2006 and 2007.  Occupancy expenses increased $125 thousand (14.6%) mainly due to the lease expense on the land leased in Santa Fe for the construction of a third office in Santa Fe.  This expense is offset by interest income on a mortgage loan that we have on the property.

Income Taxes.  In the first three months of 2007, income tax expense increased by $609 thousand (52.1%) from the previous year to a total of $1.8 million from $1.2 million.  This was due in part to higher taxable income in 2007 compared to 2006, as well as a higher effective tax rate (36.8% compared to 35.7%).  The effective tax rate was lower in 2006 compared to 2007 due to the exercise of stock options in the first three months 2006, which lowered taxable income.  There were no stock options exercised in the first three months of 2007.

Financial Condition-Balance Sheet Analysis

General.  Total assets at March 31, 2007 were $1.4 billion, a decrease of $4.5 million (0.3%) from December 31, 2006. Net loans increased $28.4 million (2.5%) during 2007 and cash and cash equivalents decreased $31.8 million (43.2%). During the same period, total liabilities decreased slightly by $7.5 million (0.6%) remaining at $1.3 billion at March 31, 2007. The decrease in total liabilities was primarily due to a decrease in total deposits of $4.8 million (0.4%) and a decrease in borrowings (including borrowings made by the Employee Stock Ownership Plan) of $1.2 million (1.8%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.0 million (3.8%) to $83.7 million on March 31, 2007 compared to $80.7 million on December 31, 2006.

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

The following tables set forth the amortized cost and fair value of securities by accounting classification category and by type of security as indicated:

	At March 31, 2007		At December 31, 2006		At March 31, 2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities Available for Sale:
Government sponsored agencies	$73,943	$73,772	$73,025	$72,787	$80,290	$79,793
States and political subdivisions	15,183	15,112	15,190	15,157	5,973	5,931
Equity securities	1	5	1	6	1	5
Total investment securities available for sale	$89,127	$88,889	$88,216	$87,950	$86,264	$85,729
Investment securities Held to Maturity:
Government sponsored agencies	$—	$—	$—	$—	$5,521	$5,504
States and political subdivisions	10,916	10,912	10,968	10,961	12,836	12,827
Total investment securities held to maturity	$10,916	$10,912	$10,968	$10,961	$18,357	$18,331
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$6,463	$6,463	$6,820	$6,820	$7,278	$7,278
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	992	992
Total other investments	$7,579	$7,579	$7,936	$7,936	$8,270	$8,270

Loan Portfolio.  The following tables set forth the composition of the loan portfolio:

	At March 31, 2007		At December 31, 2006		At March 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$122,580	10.54%	$127,950	11.29%	$96,298	9.15%
Commercial real estate	401,984	34.58	388,149	34.23	387,940	36.84
Residential real estate	339,762	29.22	324,051	28.58	317,210	30.12
Construction real estate	241,224	20.75	235,534	20.78	197,307	18.74
Installment and other	57,107	4.91	58,045	5.12	54,238	5.15
Total loans	1,162,657	100.00	1,133,729	100.00	1,052,993	100.00
Unearned income	(2,199)		(2,005)		(2,326)
Gross loans	1,160,458		1,131,724		1,050,667
Allowance for loan losses	(12,535)		(12,167)		(9,256)
Net loans	$1,147,923		$1,119,557		$1,041,411

Net loans increased $28.4 million (2.5%) to $1.1 billion at March 31, 2007 from $1.1 billion at December 31, 2006.  The increase was due primarily to growth in the Company’s residential real estate and commercial real estate loan portfolios.  This growth has been due to a combination of more activity generated from our newest Santa Fe office and increased marketing of our loan products.

Asset Quality.  The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated

	At March 31, 2007	At December 31, 2006	At March 31, 2006
	(Dollars in thousands)
Non-accruing loans	$9,424	$8,767	$8,468
Loans 90 days or more past due, still accruing interest	—	1	—
Total non-performing loans	9,424	8,768	8,468
Other real estate owned	537	165	290
Other repossessed assets	10	60	79
Total non-performing assets	$9,971	$8,993	$8,837
Total non-performing loans to total loans	0.81%	0.77%	0.80%
Allowance for loan losses to non-performing loans	133.01%	138.77%	109.31%
Total non-performing assets to total assets	0.74%	0.66%	0.71%

At March 31, 2007, total non-performing assets increased $1.2 million (12.8%) to $10.0 million from $8.8 million at March 31, 2006 due to an increase in non-performing loans of $956 thousand.  Non-performing loans increased primarily due to two large commercial loans being placed on non-accrual status between the two periods.

At March 31, 2007, total non-performing assets increased $978 thousand (10.9%) to $10.0 million from $9.0 million at December 31, 2006, primarily due to increases in non-performing loans of $656 thousand and an increase in other real estate owned of $372 thousand.  Non-performing loans increased mainly due to a large commercial loan and a large residential real estate loan being placed on non-accrual status in 2007.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$12,167	$8,842
Provision for loan losses	1,050	1,900
Charge-offs	(836)	(1,569)
Recoveries	154	83
Net charge-offs	(682)	(1,486)
Balance at end of period	$12,535	$9,256
Gross loans at end of period	$1,160,458	$1,050,667
Ratio of allowance to total loans	1.08%	0.88%
Ratio of net charge-offs to average loans(1)	0.24%	0.58%

(1)             Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2007 totaled $682 thousand, a decrease of $804 thousand (54.1%) from $1.5 million for the three months ended March 31, 2006.  The majority of the charge-offs were installment, commercial and commercial real estate loans.  Additionally the provision for loan losses decreased for the three months ended March 31, 2007 from the three months ended March 31, 2006, due to management’s analysis of current non-performing loans.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2007		At December 31, 2006		At March 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial	$4,577	10.54%	$4,188	11.29%	$3,266	9.15%
Commercial and residential real estate	5,044	63.80	4,681	62.81	2,581	66.96
Construction real estate	2,227	20.75	2,362	20.78	2,381	18.74
Installment and other	856	4.91	928	5.12	1,001	5.15
Unallocated	(169)	N/A	8	N/A	27	N/A
Total	$12,535	100.00%	$12,167	100.00%	$9,256	100.00%

N/A—not applicable

The allowance for loan losses increased $3.3 million (35.4%) from March 31, 2006 to March 31, 2007.  This was mainly due to an increase in the allowance allocated to commercial and residential real estate loans and commercial non-real estate loans.  The allocation for commercial and residential real estate loans increased $2.5 million (95.4%) from March 31, 2006 to March 31, 2007, due to an increase in the historical loss experience (based upon regression analysis) of $3.9 million and an increase in specifically identified loans of $28 thousand, which was partially offset by a decrease in the allocation based upon qualitative adjustments of $1.5 million.  The allocation for commercial loans increased $1.3 million (40.1%) from March 31, 2006 to March 31, 2007, due to an increase in the historical loss experience (based upon regression analysis) of $2.2 million and an increase in specifically identified loans of $395 thousand, which was partially offset by a decrease in the allocation based upon qualitative adjustments of $1.3 million.  The adjustments relating to the historical loss experience were partially due to moving from a pure historical loss analysis to a regression analysis, and the adjustments relating to the qualitative factors were partially due to a quantification of these qualitative factors.  For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

We expect somewhat slower growth in our loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year along with continued increases in interest rates. We anticipate the volume of commercial real estate and construction loans to slow as the construction industry’s home building boom appears to be slowing and returning to a normal volume.  Commercial real estate has strengthened over the past several years due to vacancy rates returning to their historical averages and demand continuing to see new business looking to expand within the state. Although evidence indicates that the construction boom is slowing, the sector for homes below $500 thousand remains strong with sales declining slightly but median prices rising. We expect residential real estate for property worth greater than $1.5 million to continue to be soft.  Total net charge-offs were substantially less in the first quarter of 2007 than in the same period in 2006 due to commercial charge offs returning to more normal levels.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At March 31, 2007	At December 31, 2006	At March 31, 2006
	(Dollars in thousands)
Loans classified as:
Substandard	$21,973	$12,924	$14,352
Doubtful	1,625	2,177	1,248
Total adversely classified loans	23,598	15,101	15,600
Other real estate owned	537	165	290
Other repossessed assets	10	60	79
Total adversely classified assets	$24,145	$15,326	$15,969
Special mention loans	$3,092	$9,044	$11,383

               Total adversely classified assets increased $8.2 million (53.3%) from March 31, 2006 to March 31, 2007.  The main reason for the increase was an increase of $7.60 million in substandard loans.  This was primarily due to the downgrading of two larger commercial relationships in the first quarter.  Special mention loans decreased $8.3 million (72.8%) between March 31, 2005 and March 31, 2006, primarily due to a combination of upgrades to the pass category and downgrades to the substandard risk rating.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash (used in) provided by operating activities was $7.7 million and ($1.2) million for the three months ended March 31, 2007 and March 31, 2006.  Net cash provided by operating activities increased $8.9 million in the first three months of 2007 compared to the first three months of 2006 largely due to an increase in the sale of loans held for sale, net of originations, of $8.3 million over the first three months of 2006. Net cash used in investing activities was $(30.6) million and ($19.6) million for the three months ended March 31, 2007 and March 31, 2006.  The $11.0 million increase in cash used in investing activities was largely due to cash used in the purchases of investment securities, which increased $20.5 million in 2007 compared to the first quarter of 2006.  This was partially offset by proceeds from the maturities of securities, which increased $6.8 million from the first quarter of 2006 to the first quarter of 2007.  Net cash used in financing activities was ($8.9) million and ($8.0) million for the three months ended March 31, 2007 and March 31, 2006, respectively.  The $940 thousand decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $1.4 million from the first three months of 2007 compared to the first three months of 2006 and a decrease of cash used in the purchase of treasury stock of $362 thousand, which was partially offset by a decrease in cash used by borrowings (net of repayments) of $1.3 million.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. Management believes that we could borrow up to $122.0 million for a short time from these banks on a collective basis based on current lines of credit we have at these banks. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2007, the Company’s total risk-based capital ratio was 11.70%, the Tier 1 capital to risk-weighted assets ratio was 9.87%, and the Tier 1 capital to average assets ratio was 8.20%.  At December 31, 2006, the Company’s total risk-based capital ratio was 11.50%, the Tier 1 capital to risk-weighted assets ratio was 9.60%, and the Tier 1 capital to average assets ratio was 7.97%.

At March 31, 2007, the Bank’s total risk-based capital ratio was 11.26%, the Tier 1 capital to risk-weighted assets ratio was 10.14%, and the Tier 1 capital to average assets ratio was 8.43%.  At December 31, 2006, the Bank’s total risk-based capital ratio was 10.97%, the Tier 1 capital to risk-weighted assets ratio was 9.87%, and the Tier 1 capital to average assets ratio was 8.17%.  The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2007 and December 31, 2006.

At March 31, 2007 and December 31, 2006, the Company’s book value per common share was $12.81 and $12.35.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing
As of March 31, 2007:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$557,248	$456,937	$56,980	$89,293	$1,160,458
Loans held for sale	9,843	—	—	—	9,843
Investment securities	26,801	53,150	14,824	11,493	106,268
Securities purchased under agreements to resell	749	—	—	—	749
Interest bearing deposits with banks	21,820				21,820
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest earning assets	$616,647	$510,087	$71,804	$101,716	$1,300,254
Interest Bearing Liabilities:
NOW deposits	$48,075	$29,487	$—	$—	$77,562
Money market deposits	217,388	—	—	—	217,388
Savings deposits	148,780	77,969	—	—	226,749
Time deposits over $100,000	112,712	174,432	52,322	1,530	340,996
Time deposits under $100,000	58,033	131,523	26,422	1,145	217,123
Short-term borrowings	—	—	—	—	—
Long-term borrowings	7	23	27,677	35,888	63,595
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	271	—	—	—	271
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest bearing liabilities	$591,452	$413,434	$106,421	$71,704	$1,183,011
Rate sensitive assets (RSA)	$616,647	$1,126,734	$1,198,538	$1,300,254	$1,300,254
Rate sensitive liabilities (RSL)	591,452	1,004,886	1,111,307	1,183,011	1,183,011
Cumulative GAP (GAP=RSA-RSL)	25,195	121,848	87,231	117,243	117,243
RSA/Total assets	45.52%	83.17%	88.47%	95.97%	95.97%
RSL/Total assets	43.66%	74.17%	82.03%	87.32%	87.32%
GAP/Total assets	1.86%	9.00%	6.44%	8.65%	8.65%
GAP/RSA	4.09%	10.81%	7.28%	9.02%	9.02%

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

Based on simulation modeling at March 31, 2007 and December 31, 2006, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	At March 31, 2007		At December 31, 2006
Changes in Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(2,861)	(5.92)%	$(2,695)	(5.69)%
+ 1.00	(140)	(0.29)	(180)	(0.38)
(1.00)	(2,325)	(4.81)	(1,629)	(3.44)
(2.00)	(2,929)	(6.06)	(2,070)	(4.37)

Our simulations used assume the following:

1.                                       Changes in interest rates are immediate.

2.                                       It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2007.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2007.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors appearing in Trinity’s Form 10-K for the year-ending 2006 filed with the Securities and Exchange Commission on March 16, 2007 beginning on page 9. There have been no material changes to the risk factors as previously disclosed in Trinity’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2007, the Company announced that it would repurchase up to $1.0 million in outstanding shares of the Company’s common stock. The Company’s Board of Directors determined that the repurchase of stock was a sensible use of the Company’s current capital. The stock was converted into treasury shares.  This repurchase plan expired on March 31, 2007.

During the first quarter of 2007, we repurchased the following securities:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
January 1-January 31, 2007	5,380	$28.00	5,380	$849,360
February 1-February 28, 2007	7,892	28.00	13,272	628,384
March 1-March 31, 2007	9,820	28.00	23,092	—
Total	23,092	$28.00	23,092	$—

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

TRINITY CAPITAL CORPORATION

Date: May 10, 2007	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer