Form 10-Q
period 2007-06-30
TRINITY CAPITAL CORP
filed 2007-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,509,459 shares of common stock, no par value, outstanding as of July 25, 2007.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Amounts in thousands, except share data)

	June 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$25,515	$23,292
Interest-bearing deposits with banks	36,987	49,598
Federal funds sold and securities purchased under resell agreements	500	700

Cash and cash equivalents	$63,002	73,590
Investment securities available for sale	99,405	87,950
Investment securities held to maturity, at amortized cost (fair value of $10,773 at June 30, 2007 and $10,961 at December 31, 2006)	10,774	10,968
Other investments	7,232	7,936
Loans (net of allowance for loan losses of $12,837 at June 30, 2007 and $12,167 at December 31, 2006)	1,162,639	1,119,557
Loans held for sale	6,957	10,349
Premises and equipment, net	24,064	24,255
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	9,180	9,465
Mortgage servicing rights, net	8,690	9,115
Other real estate owned	1,184	165
Other assets	4,917	3,718

Total assets	$1,400,255	$1,359,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$95,215	$89,356
Interest-bearing	1,106,479	1,073,385

Total deposits	1,201,694	1,162,741
Short-term borrowings	—	681
Long-term borrowings	63,586	63,603
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	271	743
Accrued interest payable	5,811	5,773
Other liabilities	5,226	5,733

Total liabilities	1,315,915	1,278,601
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 635,012 shares and 629,066 shares at June 30, 2007 and December 31, 2006, respectively, at fair value; net of unearned ESOP shares of 17,627 and 44,200 shares at June 30, 2007 and December 31, 2006, respectively, at historical cost	17,847	17,438

Commitments and contingencies (Note 10)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Amounts in thousands, except share data)
(Continued from prior page)

	June 30, 2007	December 31, 2006

	(Unaudited)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,524,346 and 6,532,898 at June 30, 2007 and December 31, 2006, respectively	$6,836	$6,836
Additional paid-in capital	1,350	1,067
Retained earnings	66,971	62,939
Accumulated other comprehensive (loss)	(211)	(158)

Total stockholders’ equity before treasury stock	74,946	70,684

Treasury stock, at cost, 314,827 shares and 279,702 shares at June 30, 2007 and December 31, 2006, respectively	(8,453)	(7,444)

Total stockholders’ equity	66,493	63,240

Total liabilities and stockholders’ equity	$1,400,255	$1,359,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2007 and 2006
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest income:
Loans, including fees	$22,021	$19,712	$44,163	$37,615
Investment securities:
Taxable	873	909	1,808	1,900
Nontaxable	283	199	565	402
Federal funds sold	17	2	37	5
Other interest-bearing deposits	452	21	884	153
Investment in unconsolidated trusts	23	22	46	44

Total interest income	23,669	20,865	47,503	40,119

Interest expense:
Deposits	10,422	7,448	20,677	13,990
Short-term borrowings	6	281	19	419
Long-term borrowings	611	628	1,223	1,308
Junior subordinated debt owed to unconsolidated trusts	765	736	1,527	1,464

Total interest expense	11,804	9,093	23,446	17,181

Net interest income	11,865	11,772	24,057	22,938
Provision for loan losses	1,050	900	2,100	2,800

Net interest income after provision for loan losses	10,815	10,872	21,957	20,138

Other income:
Mortgage loan servicing fees	629	667	1,252	1,307
Loan and other fees	965	812	1,693	1,521
Service charges on deposits	443	397	823	778
Gain on sale of loans	528	591	937	891
Other operating income	310	436	598	802

	2,875	2,903	5,303	5,299

Other expenses:
Salaries and employee benefits	4,559	4,423	9,204	8,848
Occupancy	934	828	1,916	1,685
Data processing	404	427	851	895
Marketing	554	504	1,040	941
Amortization and valuation of mortgage servicing rights	362	471	1,096	1,022
Supplies	349	149	534	350
(Gain) loss on sale of other real estate owned	(8)	34	(30)	232
Postage	155	146	330	303
Other	1,286	1,351	2,390	2,450

	8,595	8,333	17,331	16,726

Income before income taxes	5,095	5,442	9,929	8,711

Income taxes	1,831	2,100	3,608	3,268

Net income	$3,264	$3,342	$6,321	$5,443

Basic earnings per common share	$0.50	$0.51	$0.97	$0.83

Diluted earnings per common share	$0.50	$0.50	$0.96	$0.82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Amounts in thousands)
(Unaudited)

	Six Months Ended

	June 30, 2007	June 30, 2006

Cash Flows From Operating Activities
Net income	$6,321	$5,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143	1,267
Net amortization of:
Mortgage servicing rights	1,414	1,356
Premiums and discounts on investment securities, net	(309)	(109)
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	10
Provision for loan losses	2,100	2,800
Recovery of mortgage servicing rights	(319)	(334)
Loss on disposal of premises and equipment	4	14
Federal Home Loan Bank (FHLB) stock dividends received	(120)	(126)
Loss on venture capital investments	72	—
Gain on sale of loans	(937)	(891)
Loss on disposal of other real estate owned	—	(15)
Write-down of value of other real estate owned	—	40
Increase in other assets	(781)	(2)
Decrease in other liabilities	(562)	(402)
Release of Employee Stock Ownership Plan (ESOP) shares	626	633
Stock options and stock appreciation rights expensed	119	—
Tax benefit recognized for exercise of stock options	(57)	(171)

Net cash provided by operating activities before originations and gross sales of loans	8,721	9,513

Gross sales of loans held for sale	61,544	76,883
Origination of loans held for sale	(57,885)	(75,304)

Net cash provided by operating activities	12,380	11,092

Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	41,440	12,490
Proceeds from maturities and paydowns of investment securities, held to maturity	192	11,311
Proceeds from maturities and paydowns of investment securities, other	1,072	—
Purchase of investment securities available for sale	(52,671)	—
Purchase of investment securities other	(320)	(709)
Proceeds from sale of other real estate owned	—	60
Loans funded, net of repayments	(46,201)	(81,092)
Purchases of premises and equipment	(956)	(789)

Net cash (used in) investing activities	(57,444)	(58,729)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Six Months Ended

	June 30, 2007	June 30, 2006

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	$49,332	$(671)
Net (decrease) increase in time deposits	(10,379)	2,911
Proceeds from issuances of borrowings	—	26,700
Repayment of borrowings	(698)	(3,970)
Repayment of ESOP debt	(472)	(471)
Purchase of treasury stock	(1,295)	(840)
Issuance of common stock for stock option plan	233	613
Dividend payments	(2,302)	(2,256)
Tax benefit recognized for exercise of stock options	57	171

Net cash provided by financing activities	34,476	22,187

Net increase in cash and cash equivalents	(10,588)	(25,450)
Cash and cash equivalents:
Beginning of period	73,590	54,682

End of period	$63,002	$29,232

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$23,408	$17,031
Income taxes	2,610	2,549
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,019	—
Dividends declared, not yet paid	2,290	2,252
Change in unrealized gain on investment securities, net of taxes	(192)	(192)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

          The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and initial recording and subsequent valuation for impairment of mortgage servicing rights.

          Certain items have been reclassified from prior period presentations in conformity with the current classification.

Note 2. Comprehensive Income

          Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $3.2 million for both of the three month periods ended June 30, 2007 and June 30, 2006, and $6.3 million and $5.3 million for the six month periods ended June 30, 2007 and June 30, 2006, respectively.

Note 3. Earnings Per Share Data

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Unaudited; in thousands, except share and per share data)
Net income	$3,264	$3,342	$6,321	$5,443

Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(310,442)	(229,877)	(299,567)	(227,088)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(17,597)	(45,666)	(20,284)	(48,379)

Weighted average common shares outstanding, net	6,528,761	6,581,257	6,536,949	6,581,333

Basic earnings per common share	$0.50	$0.51	$0.97	$0.83

Weighted average dilutive shares from stock option plan	31,000	37,457	37,585	37,865

Weighted average common shares outstanding including dilutive shares	6,559,761	6,618,714	6,574,534	6,619,198

Diluted earnings per common share	$0.50	$0.50	$0.96	$0.82

          Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect at current market prices. The total number of shares excluded was 182,000 as of June 30, 2007.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. Management does not believe that this statement will have a material impact on the Company’s financial statements.

Note 5. Stock Option Plan

          Trinity has two stock incentive plans created for the benefit of key management and selected employees, the 1998 Stock Option Plan and the Trinity Capital Corporation 2005 Stock Incentive Plan (the “2005 Plan”). Under the 1998 Stock Option Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by Trinity’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 vest over three years and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 mature upon their fifth anniversary of grant and their value will be paid in stock.

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

          Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vest after adoption of the new standard. The Company uses the Black-Scholes model to value the stock incentives on the date of the grant, and recognizes this expense over the remaining vesting term for the stock incentives. Key assumptions used in this valuation method (detailed below) are the volatility of the Trinity’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company.

          The following table details the assumptions used in by the Black-Scholes model for valuing share-based compensation granted during the respective periods. There were no options granted during the three months ending June 30, 2007 or June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Stock price volatility	—	—	12.82%	14.12%
Risk-free rate	—	—	4.70%	4.35%
Expected dividends	—	—	2.40%	2.29%
Expected term (in years)	—	—	5	5

          A summary of stock option and stock appreciation right activity under the plans as of June 30, 2007, and changes during the first six months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	357,408	$25.92
Granted	51,000	28.75
Exercised	(11,013)	16.00
Forfeited or expired	—	—

Outstanding at June 30, 2007	397,395	$26.56	5.14	$1,730

Exercisable at June 30, 2007	228,562	$24.92	5.39	$963

          Steve W. Wells exercised 11,013 non-qualified stock options at $16.00 per share during the three months ended June 30, 2007.

          The weighted-average grant-date fair value of options granted during the six months ending June 30, 2007 and June 30, 2006 was $4.32 and $4.33, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and June 30, 2006 was $64 thousand and $46 thousand, respectively.

          As of June 30, 2007, there was $570 thousand of total unrecognized compensation cost related to nonvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average vesting period of 3.5 years. There were no shares vested during the six months ending June 30, 2007. However, shares that will vest in August and December 2007 have been ratably expensed in the amount of $62 thousand in the first six months of 2007. In addition, the Company expensed $57 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

          The Company had Federal Home Loan Bank advances with maturity dates of less than one year of $0 and $681 thousand as of June 30, 2007 and December 31, 2006, respectively.

Note 7. Long Term Borrowings

          The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $63.6 million as of June 30, 2007 and December 31, 2006. As of June 30, 2007, the advances had fixed interest rates ranging from 3.22% to 6.34%.

Note 8. Long-term Capital Lease Obligations

          The Company is leasing land in Santa Fe with the intention of building a future branch on the site. The lease, which was entered into in December 2006 and expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. Lease payments for the three months ended June 30, 2007 and 2006 was $48 thousand and $0, respectively. Lease payments for the six months ended June 30, 2007 and 2006 was $94 thousand and $0, respectively.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

          The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2007:

	Trust I	Trust III		Trust IV	Trust V

	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	8.06% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	8.06% (variable	)	6.88%	6.83%

          On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to Trinity in the amounts indicated above. The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by Trinity, which have terms substantially similar to the trust preferred securities. Trinity has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred. Under the terms of the debentures, under certain circumstances of default or if Trinity has elected to defer interest on the debentures, Trinity may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. Trinity used the majority of the proceeds from the sale of the debentures to add to Tier 1 or Tier 2 capital in order to support its growth and to purchase treasury stock.

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

          In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25%

limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2007, 78.1% of the trust preferred securities noted in the table above qualified as Tier I capital and 21.9% qualified as Tier 2 capital under the final rule adopted in March 2005.

          Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by Trinity on a limited basis. Trinity also entered into an agreement as to expenses and liabilities with the Trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trusts other than those arising under the trust preferred securities. The obligations of Trinity under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by Trinity of the Trusts’ obligations under the trust preferred securities.

          Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During the three months periods ended June 30, 2007 and 2006, respectively, $4 thousand and $5 thousand of these issuance costs were amortized. During the six months periods ended June 30, 2007 and 2006, respectively, $7 thousand and $10 thousand of these issuance costs were amortized. Unamortized issuance costs were $317 thousand and $325 thousand at March 31, 2007 and December 31, 2006, respectively. There were no issuance costs associated with the other trust preferred security issues.

          Dividends accrued and unpaid to securities holders totaled $488 thousand on June 30, 2007 and December 31, 2006.

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

          At June 30, 2007 and December 31, 2006, the following credit-related commitments were outstanding:

	Contract Amount

	June 30, 2007	December 31, 2006

	(In thousands)
Unfunded commitments under lines of credit	$209,656	$192,252
Commercial and standby letters of credit	24,982	31,100

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

          Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At June 30, 2007 and December 31, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $37 thousand and $66 thousand as of June 30, 2007 and December 31, 2006, respectively, and are included in “other liabilities” on the Company’s balance sheet.

          Concentrations of credit risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”) as further discussed within Item 1A of Part I of Trinity’s Form 10-K for the year ended December 31, 2006. The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Note 11. Litigation

          Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors and TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to the Company’s consolidated financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2006.

          This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

          The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company, are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the operations and future prospects of the Company. These additional factors include, but are not limited to, the following:

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	The costs, effects and outcomes of existing or future litigation;

•	Consumer spending and savings habits which may change in a manner that affects the Company’s business adversely;

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

          These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies

          Allowance for Loan Losses: The allowance for loan losses is that amount which, in management’s judgment, is considered appropriate to provide for probable losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance. Management uses a systematic methodology, which is applied at least quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes a periodic detailed analysis of the loan portfolio, a systematic loan grading system and a periodic review of the summary of the allowance for loan and lease loss balance. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

          Management reviewed the methodology used in the allowance for loan losses adequacy analysis in 2006. After a thorough examination, management refined the process used in two ways: (1) by moving from a pure historical loss to a migration analysis for determining inherent loss in the current loan portfolio and (2) by quantifying the qualitative adjustments used to reflect the risks associated with certain risk factors that are not reflected in the migration analysis or specific identification of impaired loans.

          Accordingly, three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in the Bank’s portfolio and the probability that a charge-off will occur in the upcoming quarter, per SFAS 114; (2) losses inherent in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have inherent losses, as set forth in SFAS 5; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes (as set forth in SFAS 5).

          While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Bank’s allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

          Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of June 30, 2007, mortgage loans serviced for others totaled $946.1 million. The MSRs on these loans total $8.7 million as of June 30, 2007. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

          The fair value of the MSRs is driven primarily by the effect current mortgage interest rates have on the likelihood borrowers will prepay the underlying mortgages by refinancing at a lower rate. Accordingly, higher interest rates decrease the likelihood of prepayment, extending the life of the MSRs and increasing the value of these assets. Lower interest rates increase the likelihood of prepayment, contracting the life of the MSRs and decreasing the value of these assets. This can have a significant impact on the Company’s income. There is no certainty on the direction and amount of interest rate changes looking forward, and therefore, there is no certainty on the amount or direction of the change in valuation.

          An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

	(In thousands)
Balance at beginning of period	$9,400	$10,652	$9,867	$11,009
Servicing rights originated and capitalized	438	490	670	807
Amortization	(715)	(682)	(1,414)	(1,356)

	$9,123	$10,460	$9,123	$10,460

          Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

	(In thousands)
Balance at beginning of period	$(787)	$(1,107)	$(752)	$(1,230)
Aggregate reductions credited to operations	354	211	453	334
Aggregate additions charged to operations	—	—	(134)	—

	$(433)	$(896)	$(433)	$(896)

          The fair values of the MSRs were $9.7 million, $9.5 million and $11.4 million on June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

          The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.

          The Company’s valuation allowance is used to recognize impairments of its MSRs. An MSR is considered impaired when the market value of the MSR is below the amortized book value of the MSR. The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches. Each tranche is evaluated separately for impairment.

          The Company employs an independent third party to analyze its MSRs for impairment on a monthly basis. This independent third party analyzes the underlying loans on all serviced loans and, based upon their knowledge of the value of MSRs that are traded on the open market, they assign a current market value for each risk tranche in the Company’s portfolio. The Company then compares that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to income.

          The independent third party used the following assumptions to calculate the market value of the MSRs as of June 30, 2007, December 31, 2006 and June 30, 2006:

	At June 30, 2007	At December 31, 2006	At June 30, 2006

Prepayment Standard Assumption (PSA) speed	182.00%	193.00%	136.00%
Discount rate	10.00	10.00	10.01
Earnings rate	5.00	5.00	5.00

Overview

          The Company’s net income increased by $207 thousand (6.8%) from the quarter ended March 31, 2007 to the quarter ended June 30, 2007. However, the Company’s net income decreased $78 thousand (2.3%) from the second quarter of 2006 to the second quarter of 2007. This decrease was primarily due to an increase in non-interest expense and an increase in the provision for loan losses. Total assets grew $41.0 million (3.0%) from December 31, 2006 to June 30, 2007. Net income for the six months ended June 30, 2007 increased by $878 thousand (16.1%) over the same period in 2006. This increase was primarily due to an increase in net interest income and a decrease in the provision for loan losses.

Results of Operations-Income Statement Analysis

          General. Net income for the second quarter of 2007 was relatively unchanged at $3.3 million or $0.50 diluted earnings per share, compared to $3.3 million or $0.50 diluted earnings per share for the same period in 2006, a decrease of $78 thousand (2.3%) in net income and no change in earnings per share. This decrease in net income was primarily due to an increase in non-interest expense of $262 thousand and an increase in provision for loan losses of $150 thousand. The increase in non-interest expense was primarily due to an increase in supplies expense. The increase in the provision for loan losses was due to an increased provision indicated by the reserve for loan loss analysis (see “Critical Accounting Policies—Allowance for Loan Losses”). In addition, net interest income increased $93 thousand and non-interest income decreased by $28 thousand. The increase in net interest income was due to an increase in the volume of the interest-earning assets of the Bank, which was partially offset by increases in the volume of interest-bearing liabilities. Income tax expenses decreased $269 thousand due to lower taxable income.

          Net income for the first six months of 2007 totaled $6.3 million or $0.96 diluted earnings per share, compared to $5.4 million or $0.82 diluted earnings per share for the same period in 2006, an increase of $878 thousand (16.1%) in net income and an increase of $0.14 (17.1%) in diluted earnings per share. This increase in net income was primarily due to an increase in net interest income of $1.1 million and a decrease in provision for loan losses of $700 thousand. The increase in net interest income was primarily due to an increase in the volume of earning assets. Although the provision for loan losses expense increased during the second quarter of 2007 compared to the second quarter of 2006, the provision decreased year-to-date. In addition, non-interest expense increased by $605 thousand and non-interest income increased $4 thousand. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits expense and an increase in occupancy expenses. Income tax expenses increased $340 thousand due to higher pre-tax income.

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

          Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended June 30,

	2007			2006

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning Assets:
Loans(1)(2)	$1,161,062	$22,021	7.61%	$1,080,807	$19,712	7.32%
Taxable investment securities	77,375	873	4.53	89,194	909	4.09
Investment securities exempt from federal income taxes(3)	26,265	606	9.25	18,818	317	6.76
Federal funds sold	801	17	8.51	132	2	6.08
Other interest-bearing deposits	34,630	452	5.24	1,682	21	5.01
Investment in unconsolidated trust subsidiaries	1,116	23	8.27	992	22	8.90

Total interest-earning assets	1,301,249	23,992	7.40	1,191,625	20,983	7.06

Non-interest-earning assets	55,105			59,615

Total assets	$1,356,354			$1,251,240

Interest-bearing Liabilities:
Deposits:
NOW deposits	$96,995	$599	2.48%	$84,784	$403	1.91%
Money market deposits	197,762	1,189	2.41	169,869	882	2.08
Savings deposits	228,281	1,445	2.54	250,433	1,341	2.15
Time deposits over $100,000	340,073	4,453	5.25	276,350	3,035	4.41
Time deposits under $100,000	218,030	2,736	5.03	176,100	1,787	4.07
Short-term borrowings, including ESOP borrowings under 1 year	271	6	8.88	27,224	281	4.15
Long-term borrowings, including ESOP borrowings over 1 year	64,222	611	3.82	63,280	628	3.98
Junior subordinated debt owed to unconsolidated trusts	37,116	765	8.27	32,992	736	8.95

Total interest-bearing liabilities	1,182,750	11,804	4.00	1,081,032	9,093	3.37

Demand deposits—non-interest-bearing	39,702			40,735
Other non-interest-bearing liabilities	49,038			49,948
Stockholders’ equity, including stock owned by ESOP	84,864			79,525

Total liabilities and stockholders equity	$1,356,354			$1,251,240

Net interest income on a fully tax-equivalent basis/interest rate Spread(4)		$12,188	3.40%		$11,890	3.69%

Net interest margin on a fully tax-equivalent basis(5)			3.76%			4.00%

Net interest margin(5)			3.66%			3.96%

(1)	Includes non-accrual loans of $10.5 million and $8.1 million for June 30, 2007 and 2006, respectively.

(2)	Interest income includes loan origination fees of $807 thousand and $1.1 million for the three months ended June 30, 2007 and 2006, respectively.

(3)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

(4)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

          For the second quarter of 2007, net interest income on a fully tax-equivalent basis increased $298 thousand (2.5%) to $12.2 million from $11.9 million for the second quarter of 2006. The increase in net interest income resulted from an increase in interest income on a fully tax-equivalent basis of $3.0 million (14.3%), which was partially offset by an increase in interest expense of $2.7 million (29.8%). Interest income increased mainly due to an increase in average interest-earning assets of $109.6 million (9.2%), which accounted for an increase of $2.0 million in interest income on a fully tax-equivalent basis. There was also an increase in the yield on interest-earning assets of 34 basis points, which accounted for an increase in interest income on a fully tax-equivalent basis of $1.0 million. Interest expense increased mainly due to an increase in the cost of interest-bearing liabilities of 63 basis points, which accounted for $1.7 million of the increase. In addition, average total interest-bearing liabilities increased $101.7 million (9.4%), accounting for $1. 0 million of the increase in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 24 basis points to 3.76% for the quarter ended June 30, 2007 from 4.00% for the quarter ended June 30, 2006.

	Six Months Ended June 30,

	2007			2006

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning Assets:
Loans(1)(2)	$1,159,586	$44,163	7.68%	$1,059,365	$37,615	7.16%
Taxable investment securities	78,373	1,808	4.65	94,748	1,900	4.04
Investment securities exempt from federal income taxes(3)	25,559	1,045	8.24	18,853	641	6.86
Federal funds sold	1,336	37	5.58	257	5	3.92
Other interest-bearing deposits	33,927	884	5.25	7,061	153	4.37
Investment in unconsolidated trust subsidiaries	1,116	46	8.31	992	44	8.94

Total interest-earning assets	1,299,897	47,983	7.44	1,181,276	40,358	6.89

Non-interest-earning assets	57,508			59,696

Total assets	$1,357,405			$1,240,972

Interest-bearing Liabilities:
Deposits:
NOW deposits	$94,830	$1,182	2.51%	$84,778	$765	1.82%
Money market deposits	195,025	2,296	2.37	159,516	1,447	1.83
Savings deposits	232,128	2,950	2.56	254,375	2,516	1.99
Time deposits over $100,000	342,979	8,897	5.23	280,458	5,882	4.23
Time deposits under $100,000	215,974	5,352	5.00	173,280	3,380	3.93
Short-term borrowings, including ESOP borrowings under 1 year	599	19	6.40	20,530	419	4.12
Long-term borrowings, including ESOP borrowings over 1 year	63,912	1,223	3.86	66,392	1,308	3.97
Junior subordinated debt owed to unconsolidated trusts	37,116	1,527	8.30	32,992	1,464	8.95

Total interest-bearing liabilities	1,182,563	23,446	4.00	1,072,321	17,181	3.23

Demand deposits—non-interest-bearing	38,135			40,275
Other non-interest-bearing liabilities	52,844			49,714
Stockholders’ equity, including stock owned by ESOP	83,863			78,662

Total liabilities and stockholders equity	$1,357,405			$1,240,972

Net interest income on a fully tax-equivalent basis/interest rate spread(4)		$24,537	3.44%		$23,177	3.66%

Net interest margin on a fully tax-equivalent basis(5)			3.81%			3.96%

Net interest margin(5)			3.73%			3.92%

(1)	Includes non-accrual loans of $9.2 million and $8.1 million for June 30, 2007 and 2006, respectively.

(2)	Interest income includes loan origination fees of $1.7 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.

(4)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

          For the six months ended June 30, 2007, net interest income on a fully tax-equivalent basis increased $1.4 million (5.9%) to $24.5 million from $23.2 million for the six months ended June 30, 2006. The increase in net interest income resulted from an increase in interest income on a fully tax-equivalent basis of $7.6 million (18.9%), which was partially offset by an increase in interest expense of $6.2 million (36.5%). The increase in interest income on a fully tax-equivalent basis was mainly due to an increase in average interest-earning assets of $118.6 million (10.0%), which accounted for $4.3 million of the increase. There was also an increase on the yield of interest-earning assets of 55 basis points, which increased interest income on a fully tax-equivalent basis by $3.3 million. The increase in interest expense was due to an increase in the yield on interest-bearing liabilities of 77 basis points, which accounted for an increase in interest expense of $4.0 million. In addition, the average interest-bearing liabilities increased a total of $110.2 million (10.3%), which increased interest expense by $2.2 million, The net interest margin expressed on a fully tax-equivalent basis decreased 15 basis points to 3.81% for the six month period ended June 30, 2007 from 3.96% for the same period in 2006.

          The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

		(In thousands)
Net interest income	$11,865	$11,772	$24,057	$22,938
Tax-equivalent adjustment to net interest income	323	118	480	239

Net interest income, fully tax-equivalent basis	$12,188	$11,890	$24,537	$23,177

          Volume, Mix and Rate Analysis of Net Interest Income. The following tables present the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Three Months Ended June 30,			Six Months Ended June 30,

	2007 Compared to 2006			2007 Compared to 2006

	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

			(In thousands)
Interest-earning Assets:
Loans	$1,503	$806	$2,309	$3,705	$2,843	$6,548
Taxable investment securities	(127)	91	(36)	(354)	262	(92)
Investment securities exempt from federal income taxes(1)	150	139	289	257	147	404
Federal funds sold	14	1	15	29	3	32
Other interest-bearing deposits	429	2	431	694	37	731
Investment in unconsolidated trust subsidiaries	3	(2)	1	6	(4)	2

Total increase (decrease) in interest income	1,972	1,037	3,009	4,337	3,288	7,625

Interest-bearing Liabilities:
NOW deposits	$64	$132	$196	$99	$318	$417
Money market deposits	157	150	307	363	486	849
Savings deposits	(126)	230	104	(235)	669	434
Time deposits over $100,000	773	645	1,418	1,462	1,553	3,015
Time deposits under $100,000	476	473	949	940	1,032	1,972
Short-term borrowings	(426)	151	(275)	(551)	151	(400)
Long-term borrowings	9	(26)	(17)	(48)	(37)	(85)
Junior subordinated debt owed to unconsolidated trusts	89	(60)	29	175	(112)	63

Total increase (decrease) in interest expense	1,016	1,695	2,711	2,205	4,060	6,265

Increase (decrease) in net interest income	$956	$(658)	$298	$2,132	$(772)	$1,360

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

          Other Income. Changes in other income between the three months ended June 30, 2007 and 2006, and between the six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Net			Net
	2007	2006	difference	2007	2006	difference

			(In thousands)
Other income:
Mortgage loan servicing fees	$629	$667	$(38)	$1,252	$1,307	$(55)
Loan and other fees	965	812	153	1,693	1,521	172
Service charges on deposits	443	397	46	823	778	45
Gain on sale of loans	528	591	(63)	937	891	46
Other operating income	310	436	(126)	598	802	(204)

	$2,875	$2,903	$(28)	$5.303	$5,299	$4

          In the second quarter of 2007, other income was relatively unchanged from the same period in 2006, decreasing by $28 thousand (1.0%), remaining at $2.9 million. Loan and other fees increased by $153 thousand (18.8%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions. Other operating income decreased $126 thousand (28.9%), mainly due to a decrease in title insurance premiums collected resultant from lower volume.

          In the first six months of 2007, other income was relatively unchanged from the same period in 2006, increasing by $4 thousand (0.1%), remaining at $5.3 million. Other operating income decreased $204 thousand (25.4%), mainly due to a decrease in title insurance premiums collected resultant from lower volume. Loan and other fees increased $172 thousand (11.3%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions.

          Other Expenses. Changes in other expenses between the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Net			Net
	2007	2006	difference	2007	2006	difference

			(In thousands)
Other expenses:
Salaries and employee benefits	$4,559	$4,423	$136	$9,204	$8,848	$356
Occupancy	934	828	106	1,916	1,685	231
Data processing	404	427	(23)	851	895	(44)
Marketing	554	504	50	1,040	941	99
Amortization and valuation of mortgage servicing rights	362	471	(109)	1,096	1,022	74
Supplies	349	149	200	534	350	184
(Gain) loss on sale of other real estate owned	(8)	34	(42)	(30)	232	(262)
Postage	155	146	9	330	303	27
Other	1,286	1,351	(65)	2,390	2,450	(60)

	$8,595	$8,333	$262	$17,331	$16,726	$605

          For the second quarter of 2007, other expenses increased $262 thousand (3.1%) from the second quarter of 2006, from $8.3 million in 2006 to $8.6 million in 2007. Supplies expense increased $200 thousand (134.2%), mainly due to one-time costs of supplies and stationary associated with a revision to the bank’s logo and related marketing initiatives. Salaries and employee benefits increased $136 thousand (3.1%), mainly due to an increase in seven full-time equivalent employees (a 2.5% increase) from 279 in 2006 to 286 in 2007. These employees were added to support the additional growth in assets between the two periods (total assets grew $128.9 million, or 10.1%, between the two periods). The amortization and valuation of mortgage servicing rights decreased $109 thousand (23.1%), mainly due to an increase in the recovery of the valuation allowance in the second quarter of 2007 compared to 2006. This was due to a slowing of the prepayment speeds associated with serviced loans between the two periods.

          For the six months ended June 30, 2007, other expenses increased $605 thousand (3.6%) to $17.3 million from $16.7 million in the first six months of 2006. This increase was largely due to an increase in salaries and employee benefits of $356 thousand (4.0%), mainly due to an increase in the number of full-time equivalent employees and an increase in compensation per employee. (Gain) loss on sale of other real estate owned decreased $262 thousand (112.9%) mainly due to a drop in the sale activity in other real estate owned between the two periods. Occupancy expense increased $231 thousand (13.7%) mainly due to the lease expense on the land leased in Santa Fe for the construction of a third office in Santa Fe. This expense is offset by interest income on a mortgage loan in favor of Trinity secured by the property.

          Income Taxes. In the second quarter of 2007, income tax expense decreased $269 thousand (12.8%) over the second quarter of 2006 to a total of $1.8 million compared to $2.1 million. The effective tax rate decreased to 35.9% in the second quarter of 2007 compared to 38.6% in the second quarter of 2006. The decrease was mainly attributable to having more tax-exempt interest income in 2007 than in 2006.

          In the six months ended June 30, 2007, income tax expense increased $340 thousand (10.4%), to a total of $3.6 million compared to $3.3 million for the same period for the previous year. The effective tax rate decreased to 36.3% in the first six months of 2007, compared to 37.5% in the first six months of 2006. The decrease was mainly attributable to having more tax-exempt interest income in 2007 than in 2006.

Financial Condition-Balance Sheet Analysis

          General. Total assets at June 30, 2007 were $1.4 billion, an increase of $41.0 million (3.0%) from December 31, 2006. Net loans accounted for most of this change, increasing $43.1 million (3.8%) during the first six months of 2007. During the same period, total liabilities increased by $37.3 million (2.9%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $39.0 million (3.4%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.7 million (4.5%) to $84.3 million on June 30, 2007 compared to $80.7 million on December 31, 2006.

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

          The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At June 30, 2007		At December 31, 2006		At June 30, 2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Investment securities Available for Sale:
Government sponsored agencies	$84,080	$83,900	$73,025	$72,787	$73,387	$72,650
States and political subdivisions	15,677	15,499	15,190	15,157	5,962	5,920
Equity securities	1	6	1	6	1	5

Total investment securities available for sale	$99,758	$99,405	$88,216	$87,950	$79,350	$78,575

Investment securities Held to Maturity:
Government sponsored agencies	$—	$—	$—	$—	$2,505	$2,500
States and political subdivisions	10,774	10,773	10,968	10,961	12,737	12,723

Total investment securities held to maturity	$10,774	$10,773	$10,968	$10,961	$15,242	$15,223

Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$6,116	$6,116	$6,820	$6,820	$7,808	$7,808
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	992	992

Total other investments	$7,232	$7,232	$7,936	$7,936	$8,800	$8,800

          Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At June 30, 2007		At December 31, 2006		At June 30, 2006

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial	$124,571	10.58%	$127,950	11.29%	$108,603	9.86%
Commercial real estate	406,342	34.51	388,149	34.23	395,197	35.90
Residential real estate	339,769	28.85	324,051	28.58	327,944	29.78
Construction real estate	249,316	21.17	235,534	20.78	212,329	19.28
Installment and other	57,639	4.89	58,045	5.12	56,983	5.18

Total loans	1,177,637	100.00	1,133,729	100.00	1,101,056	100.00

Unearned income	(2,161)		(2,005)		(2,110)

Gross loans	1,175,476		1,131,724		1,098,946

Allowance for loan losses	(12,837)		(12,167)		(10,116)

Net loans	$1,162,639		$1,119,557		$1,088,830

          Total loans increased $43.9 million (3.9%) to $1.2 billion at June 30, 2007 from $1.1 billion at December 31, 2006. The increase was due primarily to growth in the Company’s commercial real estate and residential real estate portfolios. During the same period, there was a slight drop in the commercial and installment and other portfolios.

          Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2007	At December 31, 2006	At June 30, 2006

	(Dollars in thousands)
Non-accruing loans	$10,774	$8,767	$7,826
Loans 90 days or more past due, still accruing interest	121	1	3

Total non-performing loans	10,895	8,768	7,829

Other real estate owned	1,184	165	290
Other repossessed assets	14	60	56

Total non-performing assets	$12,093	$8,993	$8,175

Total non-performing loans to total loans	0.93%	0.77%	0.71%
Allowance for loan losses to non-performing loans	117.82%	138.77%	129.21%
Total non-performing assets to total assets	0.86%	0.66%	0.64%

          At June 30, 2007, total non-performing assets increased $3.1 million (34.5%) to $12.1 million from $9.0 million at December 31, 2006, primarily due to increases in non-performing loans of $2.1 million and an increase in other real estate owned of $1.0 million. Non-performing loans increased mainly due to a large commercial loan and a large construction relationship being placed on non-accrual status in 2007. Other real estate owned increased mainly due to the acquisition of four pieces of residential real estate due to foreclosure.

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

          The allowance for loan losses is maintained at an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

          The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Dollars in thousands)
Balance at beginning of period	$12,535	$9,256	$12,167	$8,842
Provision for loan losses	1,050	900	2,100	2,800
Total charge-offs	(783)	(73)	(1,619)	(1,642)
Total recoveries	35	33	189	116

Net charge-offs	(748)	(40)	(1,430)	(1,526)

Balance at end of period	$12,837	$10,116	$12,837	$10,116

Gross loans at end of period	$1,175,476	$1,098,946	$1,175,476	$1,098,946
Ratio of allowance to total loans	1.09%	0.92%	1.09%	0.92%
Ratio of net charge-offs to average loans (1)	0.26%	0.01%	0.25%	0.29%

(1)          Net charge-offs are annualized for the purposes of this calculation.

          Net charge-offs for the three months ended June 30, 2007 totaled $748 thousand, an increase of $708 thousand (1,770.0%), from a total of $40 thousand for the three months ended June 30, 2006. The majority of the charge-offs were commercial and installment loans. The large increase in net charge-offs for the second quarter of 2007 was due to the historically low amount of net charge-offs in the second quarter of 2006. The net charge-offs for the six months ended June 30, 2007 totaled $1.43 million, a decrease of $96 thousand (6.3%) from net charge-offs of $1.53 million in the six months ended June 30, 2006. Additionally, the provision for loan losses increased by $150 thousand (16.7%) for the three months ended June 30, 2007 from the three months ended June 30, 2006, due to management’s analysis of current non-performing loans. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

          The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2007		At December 31, 2006		At June 30, 2006

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial	$4,027	10.58%	$4,188	11.29%	$3,396	9.86%
Commercial and residential real estate	4,542	63.36	4,681	62.81	3,069	65.68
Construction real estate	3,228	21.17	2,362	20.78	2,621	19.28
Installment and other	1,015	4.89	928	5.12	1,049	5.18
Unallocated	25	N/A	8	N/A	(19)	N/A

Total	$12,837	100.00%	$12,167	100.00%	$10,116	100.00%

N/A—not applicable

          The allowance for loan losses increased $2.7 million (26.9%) from June 30, 2006 to June 30, 2007. This was mainly due to an increase in the allowance allocated to commercial and residential real estate, commercial non-real estate and construction loans. The allocation for commercial and residential real estate loans increased $1.5 million (47.9%) from June 30, 2006 to June 30, 2007, due to an increase in the historical loss experience (based upon regression analysis) of $3.4 million and an increase in specifically identified loans of $40 thousand, which was partially offset by a decrease in the allocation based upon qualitative adjustments of $2.0 million. The allocation for commercial non-real estate loans increased $631 thousand (18.6%) from June 30, 2006 to June 30, 2007, due to an increase in the historical loss experience (based upon regression analysis) of $2.0 million, which was partially offset by a decrease in the allocation based upon qualitative adjustments of $1.3 million and a decrease in specifically identified loans of $91 thousand. The allocation for construction loans increased $607 thousand (23.2%) from June 30, 2006 to June 30, 2007, due to an increase in the historical loss experience (based upon regression analysis) of $1.4 million and an increase in specifically identified loans of $24 thousand, which was partially offset by a decrease in the allocation based upon qualitative adjustments of $785 thousand. The adjustments relating to the historical loss experience were partially due to moving from a pure historical loss analysis to a regression analysis, and the adjustments relating to the qualitative factors were partially due to a quantification of these qualitative factors. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

          The Bank expects somewhat slower growth in its loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year along with continued increases in interest rates. The Bank anticipates the volume of commercial real estate and construction loans to slow as the construction industry’s home building boom appears to be slowing and returning to a historically normal volume. Commercial real estate has strengthened over the past several years due to occupancy rates returning to their historical averages and demand from new businesses looking to expand within the state. Although evidence indicates that the residential construction boom that New Mexico has experienced over the last four years is slowing, the sector for homes below $500 thousand remains strong with sales declining slightly but median prices rising. The Bank expects residential real estate for property worth greater than $1.5 million to continue to be soft. Total net charge-offs were approximately the same in the first six months of 2007 as the same period in 2006.

          Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above. Although the Company believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

          Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing OREO, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.” All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets. A separate watch list of loans classified as “Special Mention” is also presented. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets worthy of charge-off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that may or may not be within the control of the customer, are deemed to be Special Mention.

          The Company’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it established an adequate allowance methodology to determine probable loan losses and has provided for probable loan losses in the allowance accordingly. The Company analyzes its process regularly with modifications made as necessary, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

          The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At June 30, 2007	At December 31, 2006	At June 30, 2006

	(Dollars in thousands)
Loans classified as:
Substandard	$25,559	$12,924	$12,957
Doubtful	1,619	2,177	1,646

Total adversely classified loans	27,178	15,101	14,603

Other real estate owned	1,184	165	290
Other repossessed assets	14	60	56

Total adversely classified assets	$28,376	$15,326	$14,949

Special mention loans	$1,848	$9,044	$3,824

          Total adversely classified assets increased $13.4 million (89.8%) from June 30, 2006 to June 30, 2007. The main reason for the increase was an increase of $12.6 million in substandard loans. This was primarily due to the downgrading of three large commercial relationships in the first six months of 2007. The Company believes it has adequate collateral as security for these loans. Special mention loans decreased $7.2 million (79.6%) between June 30, 2006 and June 30, 2007, primarily due to a combination of upgrades to the pass category and downgrades to the substandard risk rating.

Sources of Funds

          Liquidity and Sources of Capital

          The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $12.4 million and $11.1 million for the six months ended June 30, 2007 and June 30, 2006. Net cash provided by operating activities increased $1.3 million in the first six months of 2007 compared to the first six months of 2006 largely due to an increase in the sale of loans held for sale, net of originations, of $2.1 million. Net cash used in investing activities was $(57.4) million and ($58.7) million for the six months ended June 30, 2007 and June 30, 2006. The $1.3 million decrease in cash used in investing activities was largely due to a decrease in cash used to fund loans, net of prepayments, of $34.9 million and an increase in cash provided by the proceeds from maturities and paydowns of investment securities of $18.9 million. This was partially offset by an increase in cash used for the purchase of investment securities of $52.3 million. Net cash provided by financing activities was $34.5 million and $22.2 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The $12.3 million increase in cash provided by financing activities was mainly due to an increase in new deposit growth of $36.7 million from the first six months of 2007 compared to the first six months of 2006, which was partially offset by a decrease in cash provided by borrowings (net of repayments) of $23.4 million.

          In the event that additional short-term liquidity is needed, the Company has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. Management believes that the Company could borrow up to $142.0 million for a short time from these banks on a collective basis based on current lines of credit the Company has at these banks. Additionally, the Company is a member of the FHLB and has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

          At June 30, 2007, Trinity’s total risk-based capital ratio was 11.61%, the Tier 1 capital to risk-weighted assets ratio was 9.81%, and the Tier 1 capital to average assets ratio was 8.25%. At December 31, 2006, Trinity’s total risk-based capital ratio was 11.50%, the Tier 1 capital to risk-weighted assets ratio was 9.60%, and the Tier 1 capital to average assets ratio was 7.97%.

          At June 30, 2007, the Bank’s total risk-based capital ratio was 11.14%, the Tier 1 capital to risk-weighted assets ratio was 10.01%, and the Tier 1 capital to average assets ratio was 8.42%. At December 31, 2006, the Bank’s total risk-based capital ratio was 10.97%, the Tier 1 capital to risk-weighted assets ratio was 9.87%, and the Tier 1 capital to average assets ratio was 8.17%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2007 and December 31, 2006.

          At June 30, 2007 and December 31, 2006, Trinity’s book value per common share was $12.93 and $12.35.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset Liability Management

          The Company’s net interest income is subject to “interest rate risk” to the extent that it can vary based on changes in the general level of interest rates. It is the Company’s policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy the Company employs to manage its interest rate risk is to measure the risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk.

          Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap.” An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

          The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which the Company anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2007 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing

As of June 30, 2007:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total

	(Dollars in thousands)
Interest-earning Assets:
Loans	$583,848	$446,920	$51,855	$92,853	$1,175,476
Loans held for sale	6,957	—	—	—	6,957
Investment securities	27,092	65,267	12,441	11,495	116,295
Securities purchased under agreements to resell	500	—	—	—	500
Interest-bearing deposits with banks	36,987	—	—	—	36,987
Investment in unconsolidated trusts	186	—	—	930	1,116

Total interest-earning assets	$655,570	$512,187	$64,296	$105,278	$1,337,331

Interest-bearing Liabilities:
NOW deposits	$61,383	$27,672	$—	$—	$89,055
Money market deposits	141,606	69,530	—	—	211,136
Savings deposits	179,669	77,602	—	—	257,271
Time deposits over $100,000	68,493	205,536	54,304	2,064	330,397
Time deposits under $100,000	47,390	143,907	25,486	1,837	218,620
Short-term borrowings	—	—	—	—	—
Long-term borrowings	8	22	27,670	35,886	63,586
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	271	—	—	—	271
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116

Total interest-bearing liabilities	$505,006	$524,269	$107,460	$72,928	$1,209,663

Rate sensitive assets (RSA)	$655,570	$1,167,757	$1,232,053	$1,337,331	$1,337,331
Rate sensitive liabilities (RSL)	505,006	1,029,275	1,136,735	1,209,663	1,209,663
Cumulative GAP (GAP=RSA-RSL)	150,564	138,482	95,318	127,668	127,668
RSA/Total assets	46.82%	83.40%	87.99%	95.51%	95.51%
RSL/Total assets	36.07%	73.51%	81.18%	86.39%	86.39%
GAP/Total assets	10.75%	9.89%	6.81%	9.12%	9.12%
GAP/RSA	22.97%	11.86%	7.74%	9.55%	9.55%

          Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather uses what management believes to be the more reliable simulation model relating to changes in net interest income.

          Based on simulation modeling at June 30, 2007 and December 31, 2006, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	At June 30, 2007		At December 31, 2006
Changes in Levels of Interest Rates
	Dollar Change	Percentage Change	Dollar Change	Percentage Change

	(Dollars in thousands)
+ 2.00%	$(1,949)	(3.93)%	$(2,695)	(5.69)%
+ 1.00	640	1.29	(180)	(0.38)
(1.00)	(2,475)	(4.99)	(1,629)	(3.44)
(2.00)	(3,134)	(6.32)	(2,070)	(4.37)

          The Company’s simulations assume the following:

1.	Changes in interest rates are immediate.

2.

It is the Company’s policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of its annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at June 30, 2007.

          Changes in net interest income between the periods above reflect changes in the composition of interest-earning assets and interest-bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest-earning assets and interest-bearing liabilities. Projections of income given by the model are not actual predictions, but rather show the Company’s relative interest rate risk. Actual interest income may vary from model projections.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors and to ensure that information that is required to be disclosed in reports Trinity files with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by the Company’s management, including Trinity’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting.

          There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Trinity, the Bank, Title Guaranty, TCC Appraisal Services, TCC Advisors and TCC Funds are not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business except as otherwise stated herein, which, in the opinion of management, in the aggregate, are material to the Company’s consolidated financial condition.

Item 1A. Risk Factors

          In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007. There have been no material changes to the risk factors as previously disclosed in Trinity’s Form 10-K, except as otherwise provided below.

Our profitability is dependent upon the health of the markets in which we operate. As stated in the “Risk Factors” discussion in Trinity’s Form 10-K for the year ended December 31, 2006, the health of Los Alamos National Laboratory (“Laboratory”) is central to the economic health of northern and central New Mexico. The main indicator of the Laboratory’s health is its budget. The Laboratory’s 2008 fiscal year budget is currently “in conference” in the United States Congress. The United States House of Representatives passed a budget which would reportedly result in an approximate $300 million (13.6%) decrease from the Laboratory’s current budget of $2.2 billion. The United States Senate passed a budget without material reduction. A material decrease in the Laboratory’s budget may affect our customers business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. The Company’s management expects that the final budget will result in a stable or minimally reduced Laboratory budget.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the second quarter of 2007, Trinity repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs		(d) Maximum approximate dollar value that may yet be purchased under the plans or programs

April 1-April 30, 2007	—		$—	—		$—
May 1-May 31, 2007	15,403	(1)	27.69	12,456	(2)	—
June 1-June 30, 2007	7,643		29.00	—		—

Total	23,046		$28.13	12,456		$—

(1)

In May 2007, four former employees exercised their put option on shares they owned in the Employee Stock Ownership Plan. Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock. Trinity elected to repurchase these shares immediately from the plan participants. Total shares repurchased by Trinity under the put option were 2,947.

(2)

On May 22, 2007, Trinity announced that it would extend a stock repurchase plan that expired on March 31, 2007, allowing the repurchase of up to $353 thousand in outstanding shares of Trinity’s common stock.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on May 24, 2007, William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb were elected to serve as Class I Directors of Trinity until the 2010 Annual Meeting. Continuing as Class II Directors, with a term expiring in 2008, are: Jerry Kindsfather, Steve W. Wells and Robert P. Worcester. Continuing as Class III Directors, with a term expiring in 2009, are: Jeffrey F. Howell, Arthur B. Montoya, Jr. and Stanley D. Primak. In addition, the shareholders ratified the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

          The voting for each matter was as follows:

1.	Election of directors:

NOMINEE	FOR	WITHHOLD

William C. Enloe	4,978,683	124,307

Deborah U. Johnson	4,942,467	160,523

Lewis A. Muir	4,939,465	163,525

Charles A. Slocomb	4,942,991	159,999

2.	Ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain

4,957,137	3,065	142,788

Item 5. Other Information

          None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 9, 2007	By:	/s/ WILLIAM C. ENLOE

William C. Enloe
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ DANIEL R. BARTHOLOMEW

Daniel R. Bartholomew
Chief Financial Officer