Form 10-Q
period 2007-09-30
TRINITY CAPITAL CORP
filed 2007-11-09
CIK 99771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007.
Or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ?  Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,492,628 shares of common stock, no par value, outstanding as of November 9, 2007.

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

SIGNATURES

CERTIFICATIONS

PART  I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December  31, 2006

(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$21,157	$23,292
Interest-bearing deposits with banks	13,263	49,598
Federal funds sold and securities purchased under resell agreements	15,391	700
Cash and cash equivalents	49,811	73,590
Investment securities available for sale	134,772	87,950
Investment securities held to maturity, at amortized cost (fair value of $9,372 at September 30, 2007 and $10,961 at December 31, 2006)	9,372	10,968
Other investments	7,827	7,936
Loans (net of allowance for loan losses of $13,528 at September 30, 2007 and $12,167 at December 31, 2006	1,169,723	1,119,557
Loans held for sale	4,638	10,349
Premises and equipment, net	24,203	24,255
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	10,510	9,465
Mortgage servicing rights, net	8,372	9,115
Other real estate owned	1,210	165
Other assets	4,868	3,718
Total assets	$1,427,517	$1,359,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$101,000	$89,356
Interest-bearing	1,125,927	1,073,385
Total deposits	1,226,927	1,162,741
Short-term borrowings	40,000	681
Long-term borrowings	23,578	63,603
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	271	743
Accrued interest payable	6,571	5,773
Other liabilities	3,339	5,733
Total liabilities	1,340,013	1,278,601

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December  31, 2006

(Amounts in thousands, except share data) (Continued from prior page)

	September 30, 2007	December 31, 2006
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 625,585 shares and 629,066 shares at September 30, 2007 and December 31, 2006, respectively, at fair value; net of unearned ESOP shares of 17,627 and 44,200 shares at September 30, 2007 and December 31, 2006, respectively, at historical cost	$16,653	$17,438
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,492,628 and 6,532,898 at September 30, 2007 and December 31, 2006, respectively	6,836	6,836
Additional paid-in capital	1,481	1,067
Retained earnings	71,896	62,939
Accumulated other comprehensive (loss)	(4)	(158)
Total stockholders' equity before treasury stock	80,209	70,684
Treasury stock, at cost, 346,545 shares and 279,702 shares at September 30, 2007 and December 31, 2006, respectively	(9,358)	(7,444)
Total stockholders' equity	70,851	63,240
Total liabilities and stockholders' equity	$1,427,517	$1,359,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2007 and 2006

(Amounts in thousands except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest income:
Loans, including fees	$22,700	$20,513	$66,864	$58,128
Investment securities:
Taxable	1,658	832	3,466	2,732
Nontaxable	228	189	792	591
Federal funds sold	23	6	60	11
Other interest-bearing deposits	407	155	1,291	308
Investment in unconsolidated trusts	23	22	69	66
Total interest income	25,039	21,717	72,542	61,836
Interest expense:
Deposits	10,953	8,756	31,630	22,746
Short-term borrowings	341	247	360	666
Long-term borrowings	289	623	1,512	1,931
Junior subordinated debt owed to unconsolidated trusts	765	760	2,292	2,224
Total interest expense	12,348	10,386	35,794	27,567
Net interest income	12,691	11,331	36,748	34,269
Provision for loan losses	1,050	1,322	3,150	4,122
Net interest income after provision for loan losses	11,641	10,009	33,598	30,147
Other income:
Mortgage loan servicing fees	606	662	1,859	1,969
Loan and other fees	884	732	2,577	2,253
Service charges on deposits	441	386	1,263	1,164
Gain on sale of loans	347	538	1,284	1,429
Gain on sale of securities	62	—	62	—
Other operating income	313	458	911	1,260
	2,653	2,776	7,956	8,075
Other expenses:
Salaries and employee benefits	4,559	4,065	13,763	12,913
Occupancy	964	836	2,880	2,521
Data processing	498	448	1,349	1,343
Marketing	528	441	1,568	1,382
Amortization and valuation of mortgage servicing rights	596	636	1,692	1,658
Supplies	61	140	595	490
(Gain) loss on sale of other real estate owned	(92)	8	(122)	240
Postage	134	142	464	445
Other	1,370	1,139	3,761	3,589
	8,618	7,855	25,950	24,581
Income before income taxes	5,676	4,930	15,604	13,641
Income taxes	1,944	1,860	5,552	5,128
Net income	$3,732	$3,070	$10,052	$8,513
Basic earnings per common share	$0.57	$0.47	$1.54	$1.29
Diluted earnings per common share	$0.57	$0.46	$1.53	$1.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities
Net income	$10,052	$8,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,723	1,810
Net amortization of:
Mortgage servicing rights	2,132	2,043
Premium and discounts on investment securities, net	(520)	(204)
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	15
Provision for loan losses	3,150	4,122
Recovery of mortgage servicing rights	(440)	(385)
Loss on disposal of premises and equipment	24	14
(Gain) loss on sale of investment securities	(62)	—
Federal Home Loan Bank (FHLB) stock dividends received	(169)	(193)
Loss on venture capital investments	72	—
Gain on sale of loans	(1,284)	(1,429)
(Gain) loss on disposal of other real estate owned	(9)	1
Write-down of value of other real estate owned	—	40
(Increase) in other assets	(2,201)	(671)
Increase in other liabilities	601	(320)
Release of Employee Stock Ownership Plan (ESOP) shares	697	722
Stock options and stock appreciation rights expenses	119	—
Tax benefit recognized for exercise of stock options	(57)	(331)
Net cash provided by operating activities before originations and gross sales of loans	13,838	13,747
Gross sales of loans held for sale	87,066	113,484
Origination of loans held for sale	(81,020)	(111,182)
Net cash provided by operating activities	19,884	16,049

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Amounts in thousands) (Unaudited) (Continued from prior page)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Investing Activities

Proceeds from maturities and paydowns of investment securities, available for sale	$62,540	$22,873
Proceeds from maturities and paydowns of investment securities, held to maturity	1,594	15,367
Proceeds from maturities and paydowns of investment securities, other	1,072	—
Proceeds from sale of investment securities, available for sale	14,784	—
Purchase of investment securities available for sale	(123,307)	(7,008)
Purchase of investment securities other	(866)	(1,144)
Proceeds from sale of other real estate owned	401	334
Loans funded, net of repayments	(54,753)	(106,782)
Purchases of premises and equipment	(1,695)	(1,383)
Net cash (used in) investing activities	(100,230)	(77,743)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	74,164	16,875
Net (decrease) in time deposits	(9,978)	67,487
Repayment of borrowings	(706)	(5,985)
Repayment of ESOP debt	(472)	(471)
Proceeds from issuance of trust preferred securities	—	10,310
Purchase of treasury stock	(2,200)	(1,375)
Issuance of common stock for stock option plan	290	1,230
Dividend payments	(4,588)	(4,509)
Tax benefit recognized for exercise of stock options	57	331
Net cash provided by financing activities	56,567	83,893
Net (decrease) in cash and cash equivalents	(23,779)	22,199
Cash and cash equivalents:
Beginning of period	73,590	54,682
End of period	$49,811	$76,881
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$34,996	$27,084
Income taxes	6,894	4,213
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,437	25
Change in unrealized gain on investment securities, net of taxes	150	(138)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $3.9 million and $3.3 million for of the three month periods ended September 30, 2007 and September 30, 2006, respectively and $10.2 million and $8.5 million for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited; in thousands, except share and per share data)
Net income	$3,732	$3,070	$10,052	$8,513
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(334,259)	(227,251)	(311,258)	(227,143)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(17,599)	(44,515)	(19,379)	(47,077)
Weighted average common shares outstanding, net	6,504,942	6,585,034	6,526,163	6,582,580
Basic earnings per common share	$0.57	$0.47	$1.54	$1.29
Weighted average dilutive shares from stock option plan	49,778	39,572	37,328	38,440
Weighted average common shares outstanding including dilutive shares	6,554,720	6,624,606	6,563,491	6,621,020
Diluted earnings per common share	$0.57	$0.46	$1.53	$1.29

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect at current market prices. The total number of shares excluded was 211,500 as of September 30, 2007.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes that this statement will not materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. Management believes that this statement will not materially impact the Company’s financial statements.

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

Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vests after adoption of the new standard. The Company uses the Black-Scholes model to value the stock incentives on the date of the grant, and recognizes this expense over the remaining vesting term for the stock incentives. Key assumptions used in this valuation method (detailed below) are the volatility of the Trinity’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company.

The following table details the assumptions used in by the Black-Scholes model for valuing share-based compensation granted during the respective periods. There were no options granted during the three months ending September 30, 2007 or September 30, 2006. The weighted-average grant-date fair value of options granted during the nine months ending September 30, 2007 and September 30, 2006 was $4.32 and $4.33, respectively.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Stock price volatility	—	—	12.82%	14.12%
Risk-free rate	—	—	4.70%	4.35%
Expected dividends	—	—	2.40%	2.29%
Expected term (in years)	—	—	5	5

A summary of stock option and stock appreciation right activity under the plans as of September 30, 2007, and changes during the first nine months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	357,408	$25.92
Granted	51,000	28.75
Exercised	(11,013)	16.00
Forfeited or expired	—	—
Outstanding at September 30, 2007	397,395	$26.56	4.89	$1,730
Exercisable at September 30, 2007	242,562	$25.24	5.29	$1,036

No stock options were exercised during the three months ended September 30, 2007. Steve W. Wells exercised 11,013 non-qualified stock options at $16.00 per share during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and September 30, 2006 was $64 thousand and $168 thousand, respectively.

As of September 30, 2007, there was $541 thousand of total unrecognized compensation cost related to nonvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average vesting period of 3.2 years. There were 14,000 shares vested during the nine months ending September 30, 2007 for which the Company expensed $56 thousand. Additional shares that will vest in December 2007 have been ratably expensed in the amount of $39 thousand in the first nine months of 2007. In addition, the Company expensed $84 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million and $681 thousand as of September 30, 2007 and December 31, 2006, respectively.

Note 7. Long Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $23.6 million and $63.6 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the advances had fixed interest rates ranging from 3.22% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe with the intention of building a future branch on the site. The lease, which was entered into in December 2006 and expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. Lease payments for the three months ended September 30, 2007 and 2006 were $46 thousand and $0, respectively. Lease payments for the nine months ended September 30, 2007 and 2006 were $140 thousand and $0, respectively.

Note  9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2007:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	8.28% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	8.28% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2007, 81.0% of the trust preferred securities noted in the table above qualified as Tier I capital and 19.0% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During the three months periods ended September 30, 2007 and 2006, respectively, $3 thousand and $5 thousand of these issuance costs were amortized. During the nine months periods ended September 30, 2007 and 2006, respectively, $10 thousand and $15 thousand of these issuance costs were amortized. Unamortized issuance costs were $314 thousand and $325 thousand at September 30, 2007 and December 31, 2006, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $209 thousand and $488 thousand on September 30, 2007 and December 31, 2006, respectively.

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

At September 30, 2007 and December 31, 2006, the following credit-related commitments were outstanding:

	Contract Amount
	September 30,	December 31,
	2007	2006
	(In thousands)
Unfunded commitments under lines of credit	$214,275	$192,252
Commercial and standby letters of credit	23,277	31,100

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2007 and December 31, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $24 thousand and $66 thousand as of September 30, 2007 and December 31, 2006, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”) as further discussed within Item 1A of Part I of Trinity’s Form 10-K for the year ended December 31, 2006, as amended in Trinity’s Form 10-Q for the quarter ended June 30, 2007 filed on August 8, 2007 and as further amended by Item 1A herein. The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of September 30, 2007, mortgage loans serviced for others totaled $945.5 million. The MSRs on these loans total $8.4 million as of September 30, 2007. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are provided by an independent third-party broker of MSRs on a monthly basis. The values given by the broker are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$9,123	$10,460	$9,867	$11,009
Servicing rights originated and capitalized	278	429	949	1,236
Amortization	(717)	(687)	(2,132)	(2,043)
	$8,684	$10,202	$8,684	$10,202

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$(433)	$(896)	$(752)	$(1,230)
Aggregate reductions credited to operations	121	57	574	391
Aggregate additions charged to operations	—	(6)	(134)	(6)
	$(312)	$(845)	$(312)	$(845)

The fair values of the MSRs were $10.5 million, $9.5 million and $10.1 million on September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

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

The independent third party used the following assumptions to calculate the market value of the MSRs as of September 30, 2007, December 31, 2006 and September 30, 2006:

	At September 30, 2007	At December 31, 2006	At September 30, 2006

Prepayment Standard Assumption (PSA) speed	188.00%	193.00%	169.00%
Discount rate	10.00	10.00	10.00
Earnings rate	5.00	5.00	5.00

Overview

The Company’s net income increased by $468 thousand (14.3%) from the quarter ended June 30, 2007 to the quarter ended September 30, 2007. In addition, the Company’s net income increased $662 thousand (21.6%) from the third quarter of 2006 to the third quarter of 2007. The increase from the second quarter of 2007 and the increase from the third quarter of 2006 was primarily due to an increase in net interest income. Total assets grew $68.2 million (5.0%) from December 31, 2006 to September 30, 2007. Net income for the nine months ended September 30, 2007 increased by $1.5 million (18.1%) over the same period in 2006. This increase was primarily due to an increase in net interest income.

Results of Operations-Income Statement Analysis

General. Net income for the third quarter of 2007 increased to $3.7 million or $0.57 diluted earnings per share, compared to $3.1 million or $0.46 diluted earnings per share for the same period in 2006, an increase of $662 thousand (21.6%) in net income and an increase in earnings per share of $0.11 (23.9%). This increase in net income was primarily due to an increase in net interest income of $1.4 million, which was partially offset by an increase in non-interest expense of $763 thousand. The increase in net interest income was due to an increase in the volume of the interest-earning assets of the Bank, which was partially offset by increases in the volume of interest-bearing liabilities. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits. In addition, provision for loan losses decreased $272 thousand and non-interest income decreased by $123 thousand. Income tax expenses increased $84 thousand due to increased taxable income.

Net income for the first nine months of 2007 totaled $10.1 million or $1.53 diluted earnings per share, compared to $8.5 million or $1.29 diluted earnings per share for the same period in 2006, an increase of $1.5 million (18.1%) in net income and an increase of $0.24 (18.6%) in diluted earnings per share. This increase in net income was primarily due to an increase in net interest income of $2.5 million and a decrease in provision for loan losses of $972 thousand. The increase in net interest income was primarily due to an increase in the volume of earning assets. Additionally, the provision for loan losses decreased as indicated by the reserve for loan loss analysis (see “Critical Accounting Policies—Allowance for Loan Losses” above). In addition, non-interest expense increased by $1.4 million and non-interest income decreased $119 thousand. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits expense. Income tax expenses increased $424 thousand due to higher pre-tax income.

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

The amount of net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expenses. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three months ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)(2)	$1,169,302	$22,700	7.70%	$1,115,681	$20,513	7.29%
Taxable investment securities	131,652	1,658	5.00	78,405	832	4.21
Investment securities exempt from federal income taxes (3)	19,376	274	5.61	16,335	298	7.24
Federal funds sold	1,004	23	9.09	271	6	8.78
Other interest-bearing deposits	31,493	407	5.13	12,000	155	5.12
Investment in unconsolidated trust subsidiaries	1,116	23	8.18	1,093	22	7.99
Total interest-earning assets	1,353,943	25,085	7.35	1,223,785	21,826	7.08
Non-interest-earning assets	74,683			61,820
Total assets	$1,428,626			$1,285,605

Interest-bearing Liabilities:
Deposits:
NOW deposits	$97,051	$607	2.48%	$84,817	$468	2.19%
Money market deposits	196,526	1,185	2.39	161,549	747	1.83
Savings deposits	274,888	1,977	2.85	259,639	1,643	2.51
Time deposits over $100,000	335,810	4,401	5.20	304,998	3,750	4.88
Time deposits under $100,000	220,081	2,783	5.02	189,912	2,148	4.49
Short-term borrowings, including ESOP borrowings under 1 year	32,750	341	4.13	20,509	247	4.78
Long-term borrowings, including ESOP borrowings over 1 year	30,972	289	3.70	64,357	623	3.84
Junior subordinated debt owed to unconsolidated trusts	37,116	765	8.18	36,354	760	8.29
Total interest-bearing liabilities	1,225,194	12,348	4.00	1,122,135	10,386	3.67
Demand deposits--non-interest-bearing	41,215			38,265
Other non-interest-bearing liabilities	76,129			43,701
Stockholders' equity, including stock owned by ESOP	86,088			81,504
Total liabilities and stockholders equity	$1,428,626			$1,285,605
Net interest income on a fully tax-equivalent basis/interest rate Spread(4)		$12,737	3.35%		$11,440	3.40%
Net interest margin on a fully tax-equivalent basis(5)			3.73%			3.71%
Net interest margin(5)			3.72%			3.67%

________________

(1)	Includes non-accrual loans of $10.9 million and $8.0 million for September 30, 2007 and 2006, respectively.
(2)	Interest income includes loan origination fees of $851 thousand and $665 thousand for the three months ended September 30, 2007 and 2006, respectively.
(3)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.
(4)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

For the third quarter of 2007, net interest income on a fully tax-equivalent basis increased $1.3 million (11.3%) to $12.7 million from $11.4 million for the third quarter of 2006. The increase in net interest income resulted from an increase in interest income on a fully tax-equivalent basis of $3.3 million (14.9%), which was partially offset by an increase in interest expense of $2.0 million (18.9%). Interest income increased mainly due to an increase in average interest-earning assets of $130.2 million (10.6%), which accounted for an increase of $2.0 million in interest income on a fully tax-equivalent basis. There was also an increase in the yield on interest-earning assets of 27 basis points, which accounted for an increase in interest income on a fully tax-equivalent basis of $1.3 million. Interest expense increased due to an increase in the cost of interest-bearing liabilities of 33 basis points, which accounted for $1.0 million of the increase, and an increase in average total interest-bearing liabilities of $103.1 million (9.2%), accounting for an additional $1.0 million of the increase in interest expense. The net interest margin expressed on a fully tax-equivalent basis increased 2 basis points to 3.73% for the quarter ended September 30, 2007 from 3.71% for the quarter ended September 30, 2006.

	Nine months ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)(2)	$1,162,860	$66,864	7.69%	$1,078,343	$58,128	7.21%
Taxable investment securities	96,328	3,466	4.81	89,340	2,732	4.09
Investment securities exempt from federal income taxes (3)	23,475	1,319	7.51	18,005	940	6.98
Federal funds sold	1,224	60	6.55	262	11	5.61
Other interest-bearing deposits	33,107	1,291	5.21	8,725	308	4.72
Investment in unconsolidated trust subsidiaries	1,116	69	8.27	1,026	66	8.60
Total interest-earning assets	1,318,110	73,069	7.41	1,195,601	62,185	6.95
Non-interest-earning assets	63,296			60,412
Total assets	$1,381,406			$1,256,013

Interest-bearing Liabilities:
Deposits:
NOW deposits	$95,578	$1,789	2.50%	$84,791	$1,233	1.94%
Money market deposits	195,531	3,480	2.38	160,201	2,194	1.83
Savings deposits	246,538	4,927	2.67	256,149	4,159	2.17
Time deposits over $100,000	340,563	13,299	5.22	288,728	9,632	4.46
Time deposits under $100,000	217,358	8,135	5.00	178,885	5,528	4.13
Short-term borrowings, including ESOP borrowings under 1 year	11,434	360	4.21	20,523	666	4.34
Long-term borrowings, including ESOP borrowings over 1 year	52,811	1,512	3.83	65,707	1,931	3.93
Junior subordinated debt owed to unconsolidated trusts	37,116	2,292	8.26	34,125	2,224	8.29
Total interest-bearing liabilities	1,196,929	35,794	4.00	1,089,109	27,567	3.38
Demand deposits--non-interest-bearing	39,173			39,598
Other non-interest-bearing liabilities	60,691			47,686
Stockholders' equity, including stock owned by ESOP	84,613			79,620
Total liabilities and stockholders equity	$1,381,406			$1,256,013
Net interest income on a fully tax-equivalent basis/interest rate Spread(4)		$37,275	3.41%		$34,618	3.57%
Net interest margin on a fully tax-equivalent basis(5)			3.78%			3.87%
Net interest margin(5)			3.73%			3.83%

________________

(1)	Includes non-accrual loans of $9.8 million and $8.0 million for September 30, 2007 and 2006, respectively.
(2)	Interest income includes loan origination fees of $2.5 million for each of the nine months ended September 30, 2007 and 2006.
(3)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.
(4)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

For the nine months ended September 30, 2007, net interest income on a fully tax-equivalent basis increased $2.7 million (7.7%) to $37.3 million from $34.6 million for the nine months ended September 30, 2006. The increase in net interest income resulted from an increase in interest income on a fully tax-equivalent basis of $10.9 million (17.5%), which was partially offset by an increase in interest expense of $8.2 million (29.8%). The increase in interest income on a fully tax-equivalent basis was mainly due to an increase in average interest-earning assets of $122.5 million (10.2%), which accounted for $6.3 million of the increase. There was also an increase on the yield of interest-earning assets of 46 basis points, which increased interest income on a fully tax-equivalent basis by $4.6 million. The increase in interest expense was due to an increase in the yield on interest-bearing liabilities of 62 basis points, which accounted for an increase in interest expense of $4.9 million. In addition, the average interest-bearing liabilities increased a total of $107.8 million (9.9%), which increased interest expense by $3.3 million. The net interest margin expressed on a fully tax-equivalent basis decreased 9 basis points to 3.78% for the nine month period ended September 30, 2007 from 3.87% for the same period in 2006.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net interest income	$12,691	$11,331	$36,748	$34,269
Tax-equivalent adjustment to net interest income	46	109	527	349
Net interest income, fully tax-equivalent basis	$12,737	$11,440	$37,275	$34,618

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 Compared to 2006			2007 Compared to 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$1,011	$1,176	$2,187	$4,720	$4,016	$8,736
Taxable investment securities	648	178	826	229	505	734
Investment securities exempt from federal income taxes(1)	50	(74)	(24)	303	76	379
Federal funds sold	17	0	17	47	2	49
Other interest bearing deposits	252	0	252	948	35	983
Investment in unconsolidated trust subsidiaries	0	1	1	6	(3)	3
Total increase in interest income	$1,978	$1,281	$3,259	$6,253	$4,631	$10,884
Interest-bearing Liabilities:
Now deposits	$73	$66	$139	$171	$385	$556
Money market deposits	182	256	438	546	740	1,286
Savings deposits	100	234	334	(161)	929	768
Time deposits over $100,000	393	258	651	1,880	1,787	3,667
Time deposits under $100,000	364	271	635	1,316	1,291	2,607
Short-term borrowings, including ESOP borrowings under 1 year	132	(38)	94	(285)	(21)	(306)
Long-term borrowings, including ESOP borrowings under 1 year	(313)	(21)	(334)	(370)	(49)	(419)
Junior subordinated debt owed to unconsolidated trusts	16	(11)	5	189	(121)	68
Total increase in interest expense	$947	$1,015	$1,962	$3,286	$4,941	$8,227
Increase in net interest income	$1,031	$266	$1,297	$2,967	$(310)	$2,657

_______________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended September 30, 2007 and 2006, and between the nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,		Net	Nine Months Ended September 30,		Net
	2007	2006	difference	2007	2006	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$606	$662	$(56)	$1,859	$1,969	$(110)
Loan and other fees	884	732	152	2,577	2,253	324
Service charges on deposits	441	386	55	1,263	1,164	99
Gain on sale of loans	347	538	(191)	1,284	1,429	(145)
Gain on sale of securities	62	—	62	62	—	62
Other operating income	313	458	(145)	911	1,260	(349)
	$2,653	$2,776	$(123)	$7,956	$8,075	$(119)

In the third quarter of 2007, other income decreased $123 thousand (4.4%) from the same period in 2006, to a total of $2.7 million, down from $2.8 million. Gain on sale of loans decreased $191 thousand (35.5%) due to a lower volume of loan sales. Other operating income decreased $145 thousand (31.7%), mainly due to a decrease in title insurance premiums collected resultant from lower volume of policies written due to a general slow down in the real estate market. Loan and other fees increased by $152 thousand (20.8%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions.

In the first nine months of 2007, other income decreased $119 thousand (1.5%) from the same period in 2006, to a total of $8.0 million, down from $8.1 million. Other operating income decreased $349 thousand (27.7%), mainly due to a decrease in title insurance premiums collected resultant from lower volume of policies written due to a general slow down in the real estate market. Loan and other fees increased $324 thousand (14.4%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions. Gain on sale of loans decreased $145 thousand (10.1%) due to a lower volume of loan sales.

Other Expenses. Changes in other expenses between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Net	Nine Months Ended September 30,		Net
	2007	2006	difference	2007	2006	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,559	$4,065	$494	$13,763	$12,913	$850
Occupancy	964	836	128	2,880	2,521	359
Data processing	498	448	50	1,349	1,343	6
Marketing	528	441	87	1,568	1,382	186
Amortization and valuation of mortgage servicing rights	596	636	(40)	1,692	1,658	34
Supplies	61	140	(79)	595	490	105
(Gain) on sale of other real estate owned	(92)	8	(100)	(122)	240	(362)
Postage	134	142	(8)	464	445	19
Other	1,370	1,139	231	3,761	3,589	172
	$8,618	$7,855	$763	$25,950	$24,581	$1,369

For the third quarter of 2007, other expenses increased $763 thousand (9.7%) from the third quarter of 2006, from $7.9 million in 2006 to $8.6 million in 2007. Salaries and employee benefits increased $494 thousand (12.2%), mainly due to an increase of seven full-time equivalent employees (a 2.5% increase) from 280 in 2006 to 287 in 2007 and an increase in compensation per employee. The additional employees were added to support asset growth between the two periods (of $90.8 million, or 6.8%). Other expenses grew $231 thousand (20.3%) mainly due to an increase in audit and examination fees and legal fees. Occupancy expenses increased $128 thousand (15.3%), mainly due to lease expense for land leased in Santa Fe for the building of a new office, as well as an increase in supplies related to the maintenance of the existing facilities. The expense on the lease is offset by interest income on a mortgage loan in favor of Trinity secured by the property.

For the nine months ended September 30, 2007, other expenses increased $1.4 million (5.6%) to $26.0 million from $24.6 million in the first nine months of 2006. This increase was largely due to an increase in salaries and employee benefits of $850 thousand (6.6%), mainly due to an increase in the number of full-time equivalent employees and an increase in compensation per employee. (Gain) loss on sale of other real estate owned decreased $362 thousand (150.8%) mainly due to a drop in the sale activity in other real estate owned between the two periods, as well as a recovery on previously recorded losses on the sale of other real estate owned where the financing was made at below-market rates. Occupancy expense increased $186 thousand (13.6%) mainly due to the lease expense on the land leased in Santa Fe for the construction of a third office in Santa Fe. This expense is offset by interest income on a mortgage loan in favor of Trinity secured by the property.

Income Taxes. In the third quarter of 2007, income tax expense increased $84 thousand (4.5%) over the third quarter of 2006, remaining at $1.9 million. The effective tax rate decreased to 34.2% in the third quarter of 2007 compared to 37.7% in the third quarter of 2006. The decrease was mainly attributable to a change in the estimation of current income tax expense.

In the nine months ended September 30, 2007, income tax expense increased $424 thousand (8.3%), to a total of $5.6 million compared to $5.1 million for the same period for the previous year. The effective tax rate decreased to 35.6% in the first nine months of 2007, compared to 37.6% in the first nine months of 2006. The decrease was mainly attributable to a change in the estimation of current income tax expense.

Financial Condition-Balance Sheet Analysis

General. Total assets at September 30, 2007 were $1.4 billion, an increase of $68.2 million (5.0%) from December 31, 2006. Net loans accounted for most of this change, increasing $50.2 million (4.5%) during the first nine months of 2007. During the same period, total liabilities increased by $61.4 million (4.8%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $64.2 million (5.5%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $6.8 million (8.5%) to $87.5 million on September 30, 2007 compared to $80.7 million on December 31, 2006.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At September 30, 2007		At December 31, 2006		At September 30, 2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities Available for Sale:
Government sponsored agencies	$128,385	$128,438	$73,025	$72,787	$66,494	$66,106
States and political subdivisions	6,396	6,328	15,190	15,157	9,532	9,553
Equity securities	1	6	1	6	1	5
Total investment securities available for sale	$134,782	$134,772	$88,216	$87,950	$76,027	$75,664
Investment securities Held to Maturity:
States and political subdivisions	$9,372	$9,372	$10,968	$10,961	$11,179	$11,171
Total investment securities held to maturity	$9,372	$9,372	$10,968	$10,961	$11,179	$11,171
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$6,711	$6,711	$6,820	$6,820	$8,000	$8,000
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,302	1,302
Total other investments	$7,827	$7,827	$7,936	$7,936	$9,302	$9,302

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At September 30, 2007		At December 31, 2006		At September 30, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$122,162	10.31%	$127,950	11.29%	$114,997	10.20%
Commercial real estate	392,582	33.12	388,149	34.23	397,611	35.27
Residential real estate	353,569	29.83	324,051	28.58	329,736	29.26
Construction real estate	259,531	21.90	235,534	20.78	227,393	20.18
Installment and other	57,306	4.84	58,045	5.12	57,356	5.09
Total loans	1,185,150	100.00	1,133,729	100.00	1,127,093	100.00
Unearned income	(1,899)		(2,005)		(2,263)
Gross loans	1,183,251		1,131,724		1,124,830
Allowance for loan losses	(13,528)		(12,167)		(11,657)
Net loans	$1,169,723		$1,119,557		$1,113,173

Total loans increased $51.4 million (4.5%) to $1.2 billion at September 30, 2007 from $1.1 billion at December 31, 2006. The increase was due primarily to growth in the Company’s residential real estate and construction real estate portfolios. During the same period, there was a slight drop in the commercial and installment and other portfolios.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2007	At December 31, 2006	At September 30, 2006
	(Dollars in thousands)
Non-accruing loans	$11,200	$8,767	$8,875
Loans 90 days or more past due, still accruing interest	29	1	34
Total non-performing loans	11,229	8,768	8,909
Other real estate owned	1,210	165	25
Other repossessed assets	40	60	27
Total non-performing assets	$12,479	$8,993	$8,961
Total non-performing loans to total loans	0.95%	0.77%	0.79%
Allowance for loan losses to non-performing loans	120.47%	138.77%	130.85%
Total non-performing assets to total assets	0.87%	0.66%	0.67%

At September 30, 2007, total non-performing assets increased $3.5 million (38.8%) to $12.5 million from $9.0 million at December 31, 2006, primarily due to increases in non-performing loans of $2.5 million and an increase in other real estate owned of $1.0 million. Non-performing loans increased mainly due to a large commercial loan and a large construction relationship being placed on non-accrual status in 2007. Other real estate owned increased mainly due to the acquisition of four pieces of residential real estate due to foreclosure.

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

The allowance for loan losses is maintained at an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$12,837	$10,116	$12,167	$8,842
Provision for loan losses	1,050	1,322	3,150	4,122
Total charge-offs	(402)	(89)	(2,020)	(1,730)
Total recoveries	43	308	231	423
Net charge-offs	(359)	219	(1,789)	(1,307)
Balance at end of period	$13,528	$11,657	$13,528	$11,657

Gross loans at end of period	$1,183,251	$1,124,830	$1,183,251	$1,124,830
Ratio of allowance to total loans	1.14%	1.03%	1.14%	1.03%
Ratio of net charge-offs to average loans (1)	0.12%	(0.08)%	0.21%	0.16%

_______________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2007 totaled $359 thousand, an increase of $578 thousand (263.9%), from a net recovery of $(219) thousand for the three months ended September 30, 2006. The majority of the charge-offs were installment and commercial loans. The increase in net charge-offs for the third quarter of 2007 was due to the historically low amount of net charge-offs in the third quarter of 2006, and a return in 2007 to more typical levels of charge-off activity. The net charge-offs for the nine months ended September 30, 2007 totaled $1.8 million, an increase of $482 thousand (36.9%) from net charge-offs of $1.3 million in the nine months ended September 30, 2006. The majority of the charge-offs were commercial and installment loans. Additionally, the provision for loan losses decreased by $272 thousand (20.6%) for the three months ended September 30, 2007 from the three months ended September 30, 2006, due to management’s analysis of current non-performing loans. The provision for loan losses also decreased by $972 thousand (23.6%) for the nine months ended September 30, 2007 from the nine months ended September 30, 2006, due to management’s analysis of current non-performing loans. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2007		At December 31, 2006		At September 30, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,131	10.31%	$4,188	11.29%	$3,843	10.20%
Commercial and residential real estate	4,284	62.95	4,681	62.81	4,261	64.53
Construction real estate	3,229	21.90	2,362	20.78	2,658	20.18
Installment and other	1,068	4.84	928	5.12	883	5.09
Unallocated	(184)	N/A	8	N/A	12	N/A
Total	$13,528	100.00%	$12,167	100.00%	$11,657	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $1.9 million (16.1%) from September 30, 2006 to September 30, 2007. This was mainly due to an increase in the allowance allocated to commercial non-real estate and construction loans. The allocation for commercial non-real estate loans increased $1.3 million (33.5%) from September 30, 2006 to September 30, 2007, mainly due to an increase in the allocation for specifically identified loans of $1.2 million. The allocation for construction loans increased $571 thousand (21.5%), mainly due to an increase in the allocation for qualitative adjustments of $711 thousand, which was partially offset by a decrease in the historical loss experience (based upon regression analysis) of $221 thousand For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

The Bank expects somewhat slower growth in its loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year. The Bank anticipates the volume of commercial real estate and construction loans to slow as home builders attempt to reduce inventory and cut back on new starts of residential properties. Overall, the outlook for the New Mexico economy in 2007 is expected to be moderate and one of restrained growth. Nonfarm employment growth reached 3.0% in 2006, but is expected to reach only 1.7% in 2007 and 2008. Housing construction overall is expected to remain depressed throughout the remainder of 2007, but experience a modest recovery toward the end of 2008. Total net charge-offs have increased approximately $482 thousand over the same nine months of last year mostly due to increases of commercial non-real estate and consumer loan charge offs.

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

The Company’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it established an adequate allowance methodology to determine probable loan losses and has provided for probable loan losses in the allowance accordingly. The Company analyzes its process regularly with modifications made as necessary, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At September 30, 2007	At December 31, 2006	At September 30, 2006
	(Dollars in thousands)
Loans classified as:
Substandard	$17,319	$12,924	$13,165
Doubtful	2,828	2,177	1,774
Total adversely classified loans	20,147	15,101	14,939
Other real estate owned	1,210	165	23
Other repossessed assets	40	60	27
Total adversely classified assets	$21,397	$15,326	$14,991
Special mention loans	$8,529	$9,044	$3,196

Total adversely classified assets increased $6.3 million (41.9%) from September 30, 2006 to September 30, 2007. The main reason for the increase was an increase of $4.0 million in substandard loans. This was primarily due to the downgrading of three large commercial relationships in the first nine months of 2007. The Company believes it has adequate collateral as security for these loans. Special mention loans increased $5.3 million (166.9%) between September 30, 2006 and September 30, 2007, primarily due to downgrades of credits from the pass grades in the commercial loan portfolio.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $19.9 million and $16.0 million for the nine months ended September 30, 2007 and September 30, 2006. Net cash provided by operating activities increased $3.9 million in the first nine months of 2007 compared to the first nine months of 2006 largely due to an increase in the sale of loans held for sale, net of originations, of $3.7 million. Net cash used in investing activities was $(100.2) million and ($77.7) million for the nine months ended September 30, 2007 and September 30, 2006. The $22.5 million increase in cash used in investing activities was largely due to an increase in cash used to purchase investment securities available for sale of $116.3 million, which was partially offset by a decrease in cash used to fund loans, net of prepayments, of $52.0 million and an increase in cash provided by the proceeds from maturities and paydowns of investment securities of $27.0 million and an increase in cash provided by the proceeds from the sales of investment securities of $14.8 million. Net cash provided by financing activities was $56.6 million and $83.9 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The $27.3 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $20.2 million from the first nine months of 2007 compared to the first nine months of 2006, and a decrease in cash provided by the issuance of trust preferred securities of $10.3 million between the two periods.

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

At September 30, 2007, Trinity’s total risk-based capital ratio was 11.87%, the Tier 1 capital to risk-weighted assets ratio was 10.11%, and the Tier 1 capital to average assets ratio was 8.22%. At December 31, 2006, Trinity’s total risk-based capital ratio was 11.50%, the Tier 1 capital to risk-weighted assets ratio was 9.60%, and the Tier 1 capital to average assets ratio was 7.97%.

At September 30, 2007, the Bank’s total risk-based capital ratio was 11.44%, the Tier 1 capital to risk-weighted assets ratio was 10.26%, and the Tier 1 capital to average assets ratio was 8.34%. At December 31, 2006, the Bank’s total risk-based capital ratio was 10.97%, the Tier 1 capital to risk-weighted assets ratio was 9.87%, and the Tier 1 capital to average assets ratio was 8.17%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, Trinity’s book value per common share was $13.48 and $12.35.

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

The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which the Company anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing
As of September 30, 2007:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$585,726	$447,573	$50,049	$99,903	$1,183,251
Loans held for sale	4,638	—	—	—	4,638
Investment securities	59,220	57,577	22,490	11,568	150,855
Securities purchased under agreements to resell	15,391	—	—	—	15,391
Interest-bearing deposits with banks	13,263	—	—	—	13,263
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$678,424	$505,150	$72,539	$112,401	$1,368,514
Interest-bearing Liabilities:
NOW deposits	$84,122	$40,032	$—	$—	$124,154
Money market deposits	122,778	54,694	—	—	177,472
Savings deposits	202,900	71,983	—	—	274,883
Time deposits over $100,000	131,335	144,881	51,428	3,167	330,811
Time deposits under $100,000	81,035	110,462	24,841	2,269	218,607
Short-term borrowings	—	40,000	—	—	40,000
Long-term borrowings	7	24	20,117	3,430	23,578
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	271	—	—	—	271
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$628,634	$462,076	$96,386	$42,007	$1,229,103
Rate sensitive assets (RSA)	$678,424	$1,183,574	$1,256,113	$1,368,514	$1,368,514
Rate sensitive liabilities (RSL)	628,634	1,090,710	1,187,096	1,229,103	1,229,103
Cumulative GAP (GAP=RSA-RSL)	49,790	92,864	69,017	139,411	139,411
RSA/Total assets	47.52%	82.91%	87.99%	95.87%	95.87%
RSL/Total assets	44.04%	76.41%	83.16%	86.10%	86.10%
GAP/Total assets	3.49%	6.51%	4.83%	9.77%	9.77%
GAP/RSA	7.34%	7.85%	5.49%	10.19%	10.19%

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

Based on simulation modeling at September 30, 2007 and December 31, 2006, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates	At September 30, 2007		At December 31, 2006
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(4,869)	(9.96)%	$(2,695)	(5.69)%
+ 1.00	(3,847)	(7.87)	(180)	(0.38)
(1.00)	(2,273)	(4.65)	(1,629)	(3.44)
(2.00)	(2,229)	(4.56)	(2,070)	(4.37)

The Company’s simulations assume the following:

1.	Changes in interest rates are immediate.

2.

It is the Company’s policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of its annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at September 30, 2007.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors and to ensure that information that is required to be disclosed in reports Trinity files with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by the Company’s management, including Trinity’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007, and as amended in Trinity’s Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007. There have been no material changes to the risk factors as previously disclosed, except as otherwise provided below.

Our profitability is dependent upon the health of the markets in which we operate. As discussed in the “Risk Factors” discussion in Trinity’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the quarter ended June 30, 2007, the health of Los Alamos National Laboratory (“Laboratory”) is central to the economic health of northern and central New Mexico. The main indicator of the Laboratory’s health is its funding. The Laboratory’s 2008 fiscal year funding remains “in conference” in the United States Congress, in an attempt to resolve the variations for proposed Laboratory funding. The United States House of Representatives passed a budget which could reportedly result in an approximate $300 million (13.6%) decrease from the Laboratory’s current funding of $2.2 billion. The United States Senate passed a budget without material reduction. The Laboratory is reportedly taking operational measures to address any possible funding shortfall which may include a reduction in force. However, a continuing resolution provides for the Laboratory to operate under the funding level for the 2006-2007 fiscal year until final funding legislation is passed. A material decrease in the Laboratory’s budget may affect our customers' business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, Trinity repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs		(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
July 1-July 31, 2007	20,225		$28.44	20,225	(1)	$175
August 1-August 31, 2007	6,151		28.41	6,151		—
September 1-September 30, 2007	5,342	(2)	29.00	—		—
Total	31,718		$28.53	12,456		$—

 _______________

(1)

On July 26, 2007, Trinity announced that it would extend a stock repurchase plan that allowed the repurchase of up to $750 thousand in outstanding shares of Trinity’s common stock.  By August 8, 2007, this repurchase was completed.

(2)

In September 2007, a former employee exercised their put option on shares they owned in the Employee Stock Ownership Plan.  Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock. Trinity elected to repurchase these shares over three years from the plan participant. Total shares repurchased by Trinity under the put option were 5,342.

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2007	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer