Form 10-K
period 2007-12-31
TRINITY CAPITAL CORP
filed 2008-03-17
CIK 99771

As filed with the Securities and Exchange Commission on March 17, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50266

TRINITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

New Mexico	85-0242376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Trinity Drive Los Alamos, New Mexico	87544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code(505) 662-5171

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
20,000,000 authorized shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]  Yes  [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]  Yes  [ X ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]  Yes  [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]?Yes    [ ] No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer[ ] (do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]  Yes  [ X ]  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $127,969,000 (based on the last sale price of the Common Stock at June 30, 2007 of $28.48 per share).

As of March 10, 2008, there were 6,499,587 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2008 Proxy Statement	PART III

PART  I

Please note: Unless the context clearly suggests otherwise, references in this Form  10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank, TCC Appraisal Services Corporation, TCC Advisors Corporation, TCC Funds and Title Guaranty  & Insurance Company.

Item  1. Business.

Trinity Capital Corporation

General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”), the sole shareholder of TCC Appraisal Services Corporation (“TCC Appraisals”), and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”). The Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”). Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico. Los Alamos has approximately 19,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb. Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields. The Laboratory employs (directly and indirectly) approximately 9,650 residents of Northern New Mexico, making it the largest employer in Los Alamos County. The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

Los Alamos National Bank is a full-service commercial banking institution with four bank offices in Los Alamos, White Rock and Santa Fe, New Mexico and a Loan Production Office in Albuquerque, New Mexico. The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and has expanded and continues to expand its market share and customer-base. In 1999, the Bank established its first office in Santa Fe after acquiring a substantial number of customers based in Santa Fe. In 2004, the Bank added a second office in Santa Fe to better serve its growing customer-base and continue to attract new customers. As of the June 30, 2007, Summary of Deposits (SOD) report published by the Federal Deposit Insurance Corporation, the Bank had the largest share of deposits in Santa Fe County. In 2005, the Bank determined the need for an additional site in Albuquerque, New Mexico to serve our commercial loan customers and established a Loan Production Office. Trinity also acquired a ground lease covering additional land in Santa Fe where we plan to begin construction on a third Santa Fe Bank office in 2008 to continue to better serve our customers on the southern side of Santa Fe and attract additional commercial and consumer customers based in this area. The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products to our targeted customer base of individuals and small and medium-sized businesses. As of December 31, 2007, the Bank had total assets of $1.4 billion, net loans of $1.2 billion and deposits (net of deposits of affiliates) of $1.2 billion. The Bank created TCC Advisors in February 2006 to enable us to manage certain assets and register with the SEC as a Registered Investment Advisor should we choose to do so in the future. In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.

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

TCC Appraisals is a real estate appraisal company created by Trinity in January 2006. TCC Appraisals provides residential real estate appraisals for properties in Los Alamos and Santa Fe Counties. TCC Appraisals’ offices are located in the Company’s headquarter building in Los Alamos.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended, (“BHCA”) and in 2000 elected to become a financial holding company, as defined in that Act. Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank. In 2000, Trinity purchased Title Guaranty. In 2006, Trinity created TCC Appraisals. Title Guaranty, TCC Appraisals, and the Bank are wholly-owned subsidiaries of Trinity. The Bank created TCC Advisors in February 2006. In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities which had an aggregate outstanding balance of $37.1 million at December 31, 2007. Trinity redeemed the trust preferred securities issued under Trinity Capital Trust II in December 2006 and dissolved that entity. In February 2006, Trinity created TCC Funds, a Delaware statutory trust created to allow for the creation and holding of mutual funds. Trinity’s sole business is the ownership of the outstanding shares of the Bank, TCC Appraisals, Title Guaranty and the administration of the Trusts. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

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

General. Trinity, as the sole shareholder of the Bank, is a financial holding company. As a financial holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1959, as amended (the “BHCA”). In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so. Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve. Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.The primary purpose of a bank or financial holding company (collectively referred to herein as “bank holding company”) is to control banks.Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Trinity has elected (and the Federal Reserve has accepted Trinity’s election) to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2007, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

  Los Alamos National Bank

General. Los Alamos National Bank is a national banking organization created under the laws of the United States of America. The Bank is regulated primarily by the OCC, a branch of the Department of Treasury. The Bank currently has four full-service bank offices and one Loan Production Office. A fifth office is planned for construction in 2008. On December 31, 2007, the Bank received approval from the OCC for full-service operations at both the new Santa Fe office and to expand to full-service operations at the current Loan Production Office in Albuquerque. In February 2006, the Bank created TCC Advisors as a wholly owned subsidiary of the Bank.

Products and Services. The Bank provides a full range of financial services for deposit customers and we lend money to credit-worthy borrowers at competitive interest rates. Our strategy has been to position ourselves in the market as a low-fee, high-value community bank. Our products include certificates of deposits, checking and saving accounts, on-line banking, Individual Retirement Accounts, loans, mortgage loan servicing, trust and brokerage services, international services, and safe deposit boxes. These business activities make up our three key processes: investment of funds, generation of funds and service-for-fee income. We achieved our success in part by minimizing charges relating to the investment and generation of funds processes, i.e. loans, credit cards, checking, and savings accounts. The profitability of our operations depend primarily on our net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities, and our ability to maintain efficient operations. In addition to our net interest income, we produce income through our mortgage servicing operations and other income processes, such as trust and brokerage. A more complete description of our products and services makeup can be found under “Management’s Discussion and Analysis and Results of Operations” in Item 7 in this Form 10-K.

Lending Activities.

General.  We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers continually build relationships with new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $19.7 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2007, residential mortgages made up approximately 30.8% of our loan portfolio; commercial real estate loans comprised approximately 32.6%; construction lending comprised 21.3%; general commercial loans comprised 10.1%; and consumer lending comprised 5.2%.

Residential Real Estate Loans.  Residential mortgage lending has been a focal point since our formation in 1963. The majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans. We also originate 15- to 30-year fixed rate residential mortgages and we sell most of these to outside investors. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidifies relationships with those customers. We do not engage in financing sub-prime loans nor do we participate in any sub-prime lending programs.

Commercial Real Estate Loans.  The largest portion of our loan portfolio is comprised of commercial real estate loans. Our focus in Commercial Real Estate lending concentrates on loans to building contractors and developers. The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. We have collateralized these loans and, in most cases, take personal guarantees to help assure repayment. Our commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists

Construction Loans.  We are active in financing construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico. We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction. Construction loans generally have terms that do not exceed 24 months. Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford us the opportunity to increase the interest rate sensitivity of our loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending.

Commercial Loans.  The Bank is an active commercial lender. Our focus in commercial lending concentrates on loans business services companies and retailers. The Bank provides various credit products to our commercial customers including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment. In addition, almost all commercial loans also have personal guarantees to assure repayment. The terms of most commercial loans range from one to seven years. A significant portion of our commercial business loans has floating interest rates or reprice within one year.

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

Market Area.

General. The economy in Northern New Mexico has remained fairly stable, although somewhat slower than historical activity levels. Unemployment remained low and approximately 7,300 new jobs were added to the New Mexico economy in 2007. Foreclosure rates have remained low in New Mexico relative to other states. New Mexico remains aggressive in lobbying new businesses to move to the state. The overall outlook for the New Mexico economy in 2008 is expected to be one of moderate, but steady growth through 2012.

Los Alamos. The Bank’s customers are concentrated in northern and central New Mexico, particularly in Santa Fe and Los Alamos counties. Los Alamos, the base of our operations, lies within Los Alamos County. Los Alamos County has approximately 19,000 residents. Los Alamos County experienced minimal growth in its population of 1.3% from 1990 to 2000 and 3.7% from April 1, 2000 to July 1, 2006, due in part to the lack of significant parcels of additional land for development. The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions. The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy. The Laboratory employs approximately 9,000 employees and an additional 650 subcontractors. Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 80.4% and 24.4% respectively. The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income approximately 113% greater than the national average and an unemployment rate (1.7%) almost one-third the national average (5.0%). Median home values in Los Alamos County are well above average, $228,300 compared to $119,600 nationally, as is homeownership at 78.6% compared to a national average of 66.2%.

Santa Fe. In 1999, the Bank opened its first full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004. The Bank intends to open a third full-service office in south Santa Fe in 2009. The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers in Santa Fe. The addition of our second office in Santa Fe resulted in a considerable growth of our customer base by providing a convenient location for the large number of businesses and customers based near the Santa Fe Plaza, which is located near the center of the business district and government facilities. As of June 30, 2007, the Bank was the largest depository in Santa Fe according to the FDIC’s Summary of Deposits report.

Santa Fe serves as the capital of New Mexico and is located approximately 35 miles southeast of Los Alamos. The primary employers in Santa Fe County are the state and federal governments. Santa Fe County has approximately 142,000 residents with its local economy based primarily on government and tourism. We expanded to the Santa Fe market, in part, to take advantage of the population growth, which has been higher than the state and national averages. Santa Fe County is one of the fastest growing counties in the state, with an estimated increase in population of 30.7% from 1990 to 2000 compared to 20.1% for the state and 13.2% for the country as a whole, and 10.1% between April 1, 2000 and July 1, 2006, compared to 7.5% for the state and 6.4% for the country as a whole. Santa Fe County also has higher than average percentages of its population with high school diplomas or equivalents (84.5%) and those with bachelor or higher degrees (36.9%). The average median income in Santa Fe County is slightly higher (1.36%) than the national average and unemployment level (2.7%) almost one-half the national average (5.0%). Median home values in Santa Fe County are 55.36% above the national average, at $189,400 compared to $119,600 nationally, and homeownership is slightly higher at 68.6% compared to a national average of 66.2%.

                 Albuquerque. The Bank opened a Loan Production Office in the Uptown area of Albuquerque, New Mexico in 2005. This office currently only offers loan services; however, the Bank received approval from the OCC on December 31, 2007 to provide full-services at this location. The Bank is currently evaluating its present and future opportunities in the Albuquerque area and incorporating these into our business strategy. As of December 31, 2007, the Bank had approximately $20.2 million in commercial loans, $63.7 million in commercial real estate loans, $33.9 in residential loans, $27.3 million in construction loans, $4.0 in consumer loans and $37.2 million in deposits in the greater Albuquerque area. Albuquerque is a city of approximately 472,000 and is located approximately 60 miles south of Los Alamos. The Albuquerque economy is more varied than either Los Alamos or Santa Fe, without a predominant industry or employer. Albuquerque had an estimated increase in population of 16.6% from 1990 to 2000 compared to 20.1% for the state and 13.2% for the country as a whole, and an increase of 5.1% between April 1, 2000 and July 1, 2006, compared to 7.5% for the state and 6.4% for the country as a whole. While Albuquerque has not grown as quickly as the overall state increases, the areas surrounding Albuquerque are some of the fastest growing in the state: the City of Rio Rancho, on the northern limits of Albuquerque grew 59.25% from 1990 to 2000 and an additional 40.33% from April 1, 2000 to July 1, 2006; Sandoval County to the north of Albuquerque, which includes the City of Rio Rancho, grew 41.99% from 1990 to 2000 and 25.6% from April 1, 2000 to July 1, 2006; and Bernalillo County, which includes Albuquerque, grew 15.83% from 1990 to 2000 and 10.6% from April 1, 2000 to July 1, 2006. Albuquerque has higher than average percentages of its population with high school diplomas or equivalents (85.9%) and those with bachelor or higher degrees (31.8%). The average median income in Albuquerque is 13.67% lower than the national average and unemployment levels (3.5%) are thirty-percent lower than the national average (5.0%). Median home values in Albuquerque are 6.68% above the national average, at $127,600 compared to $119,600 nationally, but homeownership is slightly lower at 60.4% compared to a national average of 66.2%.

Competition.  We face strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in our market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality and speed of services we provide to borrowers. Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. Our ability to attract and retain deposits depends on our ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. Under the Gramm-Leach-Bliley Act enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This has significantly changed the competitive environment in which we conduct business. The financial services industry has also become more competitive as technological advances enable companies to provide financial services to customers outside their traditional geographic markets and provide alternative methods for financial transactions. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2007, the Bank had approximately 271 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys. Over the last six years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

Regulation and Supervision

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Los Alamos National Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, and Los Alamos National Bank is a member of the Federal Reserve System. As a national bank, Los Alamos National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over Los Alamos National Bank. Los Alamos National Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

                                Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.During the year ended December 31, 2007, Los Alamos National Bank paid supervisory assessments to the OCC totaling $293 thousand.

Capital Requirements.The OCC has established the following minimum capital standards for national banks, such as Los Alamos National Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2007: (i) Los Alamos National Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) Los Alamos National Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) Los Alamos National Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Los Alamos National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. As of December 31, 2007, approximately $18.1 million was available to be paid as dividends by Los Alamos National Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by Los Alamos National Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.Los Alamos National Bank is subject to certain restrictions imposed by federal law on extensions of credit to Trinity, on investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans. Los Alamos National Bank also is subject to certain restrictions imposed by federal law on extensions of credit by Los Alamos National Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or Los Alamos National Bank or a principal shareholder of Trinity may obtain credit from banks with which Los Alamos National Bank maintains correspondent relationships.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. Los Alamos National Bank is in compliance with the foregoing requirements.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties. Trinity acquired Title Guaranty in May of 2000 to provide services related to the lending activities of the Bank. Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 70% of the mortgages recorded in Los Alamos County in 2007. Title Guaranty continues to face strong competition in Los Alamos County from the two other title companies in Los Alamos which collectively handled approximately 30% of the mortgages recorded in Los Alamos County in 2007. Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005, securing a title plant under a lease and purchase agreement with LandAmerica Capitol City Title Services, Inc. to provide title services and products in Santa Fe County. Title Guaranty faces strong competition in Santa Fe County from numerous other title companies. In 2007, Title Guaranty handled approximately 4.88% of the mortgages recorded in Santa Fe County. Title Guaranty is regulated by the New Mexico Public Regulation Commission’s Department of Insurance with which Title Guaranty is required to file annual experience reports and who audits Title Guaranty annually. The annual experience report requires that Title Guaranty be audited by a certified public accountant.

Products and Services. The products and services offered by Title Guaranty include: title insurance; closings, including purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; title searches; and title reports. Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty employs current technology allowing customers to view the status of their file online. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, Lawyers Title Insurance Corporation, United General Title Insurance Company and First American Title Insurance Company.

Employees. As of December 31, 2007, Title Guaranty had approximately 10 full time-equivalent employees. Title Guaranty is not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

TCC Appraisal Services Corporation

General. TCC Appraisals is an appraisal company organized under the laws of New Mexico and doing business in Los Alamos County. Trinity acquired TCC Appraisals in January 2006 to provide services related to the lending activities of the Bank. TCC Appraisals handled approximately 85% of the residential appraisals in Los Alamos County in 2007. TCC Appraisals has limited competition in Los Alamos County in the form of a handful of appraisers who combined handle approximately 15% of residential appraisals. Our staff appraiser is regulated by the New Mexico Appraiser Board and is required to comply with the Uniform Standards of Professional Appraisal Practice (USPAP). Our staff appraiser is licensed by the New Mexico Appraiser Board and has not had any complaints filed against him with the State.

Products and Services. Currently, TCC Appraisals provides residential appraisal services within Los Alamos and Santa Fe Counties. The primary customer for TCC Appraisals in 2007 was the Bank. TCC Appraisals’ other customers include other lenders, attorneys and homeowners.

Employees. As of December 31, 2007, TCC Appraisals had 2 full time-equivalent employees. TCC Appraisals is not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

Trinity Capital Trust I, III, IV and V

Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV, and Trinity Capital Trust V (the “Trusts”) are Delaware statutory business trusts formed in 2000, 2004, 2005, and 2006, for the purpose of issuing $10 million, $6 million, $10 million, and $10 million in trust preferred securities and lent the proceeds to Trinity. In December of 2006, Trinity redeemed all amounts due under Trinity Capital Trust II which was created in 2001 for the purpose of issuing $6 million in trust preferred securities. Trust II has been dissolved. Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

All trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes. However, the Federal Reserve Board recently enacted a rule that may limit the inclusion of some of our trust preferred securities in Tier 1 capital for regulatory capital purposes after 2009, although we believe that we will be able to continue treating it all as Tier 1 capital under the rule. See Note 9, “Junior Subordinated Debt Owed to Unconsolidated Trusts” and Note 17, “Regulatory Matters” in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this report.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our profitability is dependent upon the health of the markets in which we operate. As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both northern and central New Mexico. The main indicator of the Laboratory’s health is its funding. The Laboratory’s 2008 fiscal budget was approved with a stabilized level of funding at approximately $2.2 billion and the 2009 fiscal budget is expected to include a slight increase in funding. The Laboratory recently provided a voluntary separation package, resulting in approximately 430 employees departing, many of whom were at retirement age and continue to reside in Los Alamos or the surrounding counties, and has announced that it expects no further reductions in force. Any material decrease in the Laboratory’s funding may affect our customers' business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. The economy in Northern New Mexico as a whole has remained fairly stable, although somewhat slower than historical activity levels.

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

We must effectively manage our credit risk, including risks specific to real estate value due to the large concentration of real estate loans in our loan portfolio. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan underwriting procedures, careful monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, and periodic independent reviews of outstanding loans by our audit department, a third-party loan review as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

The majority of the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending. The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits. While there is little demand for loans over our legal lending limit ($19.7 million), we can and have engaged in participation loans with other financial institutions to respond to customer requirements. However, there are some loans and relationships that we cannot effectively compete for due to our size

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories constitute $993.1 million, or approximately 84.7% of our total loan portfolio as of December 31, 2007. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing. The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages. The Bank employs prudent underwriting standards in making residential mortgage loans. The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to the Federal National Mortgage Association (“Fannie Mae”). The Bank continues to service the majority of loans that are sold to third-party investors, to build on our relationship with the customers and provide a continuing source of income through mortgage servicing right fees. Neither Trinity nor the Bank have purchased or engaged in loan pools, such as CDOs, SIVs, or other instruments which contain subprime mortgage loans and have recently seen losses in value. As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.

The current real estate market in New Mexico has slowed, but not to the same extent as other areas of the nation. Residential real estate time on-the-market has increased, but home values have generally remained constant or increased slightly in our market areas. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. To mitigate such risk, we employ the use of either TCC Appraisals or independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral. We continually monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2007, construction loans, including land acquisition and development, totaled $249.3 million, or 21.3%, of our total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, requiring that advances typically be made on a percentage of completion basis as determined by independent third party inspectors, and by limiting the amount of construction development lending.

Our allowance for loan losses must be managed to provide sufficient reserves to absorb potential losses in our loan portfolio. We established our allowance for loan losses in consultation with management, consultants and external auditor recommendations, and maintain it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan losses as a percentage of total loans was 1.15% and as a percentage of total non-performing loans was approximately 114.79%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. In addition, our regulators may require us to change the amount of our reserves for loan loss which must be funded from net income. Additional reserve allocations or loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and the opening of an additional office in Santa Fe during 2009. This new site will be approximately 15,000 square feet. Our experience has been rapid absorption of our Santa Fe offices, with our existing Santa Fe offices becoming profitable well ahead of budget; however, such rapid absorption is not guaranteed in the future.

We must compete with other banks and financial institutions in all lines of business. The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions and may therefore enable them to provide customers with an alternative to traditional banking services.

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

We may need to raise additional capital in the future, which may not be available when it is needed. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We manage our growth rate to ensure that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, regulatory requirements, growth in assets outpacing growth in capital or our growth strategy may present conditions that would create a need for additional capital from the capital markets. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. There may not always be capital available or available on favorable terms. These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, thereby materially reducing our growth rate.

Our ability to attract and retain management and key personnel may affect future growth and earnings. Much of our success to date has been influenced strongly by our ability to attract and to retain management experienced in banking and financial services and individuals familiar with the communities in our market areas. Our ability to retain executive officers, current management, office managers and loan officers at the Bank will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the affects of these changes on our business and profitability. While we expect some regulatory changes to result from recent events leading to large losses from subprime and non-traditional mortgages and associated pooled security instruments, we believe that the Bank will benefit from the expected prohibition of abuses in the mortgage industry and increased disclosure requirements. However, any changes in regulation could also increase our cost of compliance and adversely affect profitability.

Technology is continually changing and we must effectively implement new innovations in providing services to our customers. The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services. In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a full staff of internal information system developers and consider this area a core part of our business. In the past, we have been able to respond to technological changes faster and with greater flexibility than our competitors. However, we must continue to make substantial investments in technology, which may affect our net income.

There is a limited trading market for our common shares and, as with all companies, shareholders may not be able to resell shares at or above the price shareholders paid for them. Our common stock is not listed on any automated quotation system or securities exchange and no firm makes a market in our stock.The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot insure volume of trading in our common shares will increase in the future.

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

The Federal Financial Institutions Examination Council (FFIEC) issued guidance for “Strong Authentication/Two Factor Authentication” in the Internet banking environment. All financial institutions were required to make changes to their online banking systems to meet the new FFIEC requirements. In response to this guidance, Trinity incorporated multiple layers of security to protect our customers’ financial data. Included in our security layers are highly sophisticated systems that continually monitor online banking activity. These systems constantly compare past and current activity to build system intelligence, providing profiles for each customer. We also altered our login pages to let our customers know they are communicating with the Bank and not a “spoofed” site. A Security-phrase is now required and entered via a virtual keyboard anytime we identify activity that warrants additional security concern (e.g., transferring funds out of our customers’ ownership). We have also made available, and in some cases require, the use of security tokens that generate a one-time-password. We further employ external information technology auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue implementing security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors. Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Employee errors could include data processing system failures and errors. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. To mitigate operational risks, we maintain a system of internal controls and insurance coverage. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse affect on our business, financial condition and results of operations.

Failure to pay interest on our debt may adversely impact our ability to pay dividends. As of December 31, 2007, we had $37.1 million of junior subordinated debentures that are held by four business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our Common Stock. In 2007, the interest payments totaled $3.1 million; however, the amount is subject to change each year due to a variable rate applicable to $6 million of the debentures. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 17, 2008, the Company conducted operations through five locations as shown below. Trinity is headquartered in the main Bank office in Los Alamos, New Mexico. Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances; our Loan Production Office is leased office space. In addition to our offices, the Bank operates 27 automatic teller machines (“ATMs”) throughout northern New Mexico. The ATMs are housed either on bank properties or on leased property.

In addition to the properties at which offices are currently located, Trinity holds ground leases on approximately 3 acres of vacant land located at the intersection of Vegas Verdes Drive and Cerrillos Road in Santa Fe, New Mexico (referred to below as Santa Fe Office III (Cerrillos Road)). We are currently working on plans to construct a third Santa Fe office at this location. We anticipate construction will begin in 2008 with the office opening in 2009. A portion of the property will be sub-leased to additional tenants. We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs.

Properties	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty, TCC Appraisals
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty
Albuquerque Loan Production Office	6301 Indian School Road, N.E. Albuquerque, New Mexico 87110	Bank
Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road and 1405 Vegas Verdes Drive Santa Fe, New Mexico	Vacant Land

Item 3. Legal Proceedings.

Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors and TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

The Bank is a stockholder of Visa, Inc., which is subject to an adverse judgment in a class action lawsuit arising from certain overcharges of fees. The effect of this judgment is immaterial to the Company’s financials.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange. No firm makes a market in our stock. As of March 10, 2008, there were 6,499,587 shares of common stock outstanding and approximately 1,400 shareholders of record. The most recent reported sale price of Trinity’s stock as of December 31, 2007 was $26.99 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated. The prices below are only the trades where the price was disclosed to the Company. Private sales, where the value of the shares traded were not given to us, are not included. The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2007	$28.00	$24.95
September 30, 2007	29.00	25.00
June 30, 2007	29.00	25.00
March 31, 2007	28.75	28.00

December 31, 2006	$30.00	$25.00
September 30, 2006	28.00	25.00
June 30, 2006	28.00	25.00
March 31, 2006	28.00	25.95

Dividend Policy

Since January 2006, Trinity paid dividends on our common stock as follows:

Date paid	Amount per share
January 11, 2008	$0.40
July 13, 2007	0.35
January 12, 2007	0.35
July 14, 2006	0.34
January 13, 2006	0.34

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, we repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
October 1-October 31, 2007	—		$—	—	$—
November 1-November 30, 2007	—		—	—	—
December 1-December 31, 2007	10,668	(1)	29.00	—	—
Total	10,668		$29.00	—	$—

_________________________

(1)

In September 2007, a former employee exercised the put option on shares owned in the Employee Stock Ownership Plan. An initial repurchase of 5,342 was made in September 2007, with the remaining shares repurchased in December 2007. Total shares repurchased by Trinity under the put option were 16,010.

Shareholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks that are quoted on the OTC-Bulletin Board and on Pink Sheets. The cumulative total shareholder return computations assume the investment of $100.00 on December 31, 2002 and the reinvestment of all dividends. Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The graph was prepared using data provided by SNL Securities LC, Charlottesville, Virginia.

	Period Ending
Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Trinity Capital Corporation	$100.00	$147.15	$149.05	$138.78	$146.00	$140.81
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank	100.00	134.90	151.17	153.23	179.24	139.28
SNL Bank $1B - $5B	100.00	135.99	167.83	164.97	190.90	139.06
SNL >$500 OTC:BB and Pink Banks	100.00	139.37	163.02	173.49	190.35	175.39

In the past, the Company compared its Total Return Performance only to the NASDAQ Composite and SNL’s >$500M OTC-BB and Pink Banks. The Company decided to add additional comparative indexes as they more provide a more complete picture of the peer groups with whom the Company’s management compares the Company performance.

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$96,989	$85,034	$67,909	$54,291	$53,420
Interest expense	47,998	39,216	26,328	17,093	19,080
Net interest income	48,991	45,818	41,581	37,198	34,340
Provision for loan losses	4,200	5,172	2,850	2,100	3,350
Net interest income after provision for loan losses	44,791	40,646	38,731	35,098	30,990
Other income	10,508	10,287	10,249	10,466	17,870
Other expense	34,605	33,794	29,851	28,746	28,208
Income before income taxes	20,694	17,139	19,129	16,818	20,652
Income taxes	7,365	6,828	7,169	6,429	7,794
Net income	$13,329	$10,311	$11,960	$10,389	$12,858

Common Share Data:
Earnings per common share	$2.05	$1.57	$1.80	$1.54	$1.93
Diluted earnings per common share	2.03	1.56	1.79	1.52	1.90
Book value per common share (1)	13.58	12.35	11.54	10.84	9.86
Shares outstanding at end of period	6,482,650	6,532,898	6,554,559	6,732,748	6,701,478
Weighted average common shares outstanding	6,514,613	6,572,770	6,632,587	6,728,289	6,660,858
Diluted weighted average common shares outstanding	6,555,865	6,612,324	6,692,849	6,840,020	6,756,326
Dividend payout ratio (2)	36.59%	43.95%	35.56%	39.61%	29.02%
Cash dividends declared per common share (3)	$0.75	$0.69	$0.64	$0.61	$0.56

_________________________

(1)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.

(2)	Computed by dividing dividends declared per common share by earnings per common share.

(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Net interest income	$48,991	$45,818	$41,581	$37,198	$34,340
Tax-equivalent adjustment to net interest income	558	486	416	350	276

Net interest income, fully tax-equivalent basis	$49,549	$46,304	$41,997	$37,548	$34,616

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$116,129	$106,854	$125,808	$113,243	$174,966
Loans, gross	1,171,106	1,131,724	1,019,380	894,321	740,523
Allowance for loan losses	13,533	12,167	8,842	8,367	7,368
Total assets	1,379,723	1,359,279	1,244,016	1,080,393	1,006,750
Deposits	1,175,458	1,162,741	1,041,848	880,581	836,195
Short-term and long-term borrowings, including ESOP borrowings and capital lease obligations	66,051	67,238	83,520	96,092	78,957
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116	32,992	22,682	16,496
Stock owned by ESOP participants, net of unearned ESOP shares	16,656	17,438	16,100	18,078	18,256
Stockholders’ equity	71,371	63,240	59,518	54,878	47,802

Performance Ratios:
Return on average assets (1)	0.96%	0.81%	1.02%	1.01%	1.32%
Return on average equity (2)	15.56%	12.86%	16.05%	14.61%	20.15%
Net interest margin on a fully tax equivalent basis (3)	3.73%	3.81%	3.80%	3.94%	3.84%
Loans to deposits	99.63%	97.33%	97.84%	100.61%	88.56%
Efficiency ratio (4)	58.16%	60.23%	57.59%	60.31%	54.03%

Asset Quality Ratios:
Non-performing loans to total loans	1.01%	0.77%	0.79%	0.64%	0.43%
Non-performing assets to total assets	0.95%	0.66%	0.68%	1.13%	1.09%
Allowance for loan losses to total loans	1.15%	1.08%	0.87%	0.93%	0.99%
Allowance for loan losses to non-performing loans	114.79%	138.77%	110.02%	146.23%	230.83%
Net loan charge-offs to average loans	0.24%	0.17%	0.24%	0.14%	0.35%

Capital Ratios: (5)
Tier 1 capital (to risk-weighted assets)	10.32%	9.60%	10.10%	10.65%	10.64%
Total capital (to risk-weighted assets)	12.11%	11.50%	11.67%	11.59%	11.61%
Tier 1 capital (to average assets)	8.19%	7.97%	8.19%	8.87%	8.05%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	8.81%	9.09%	8.76%	8.93%	8.19%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.15%	6.27%	6.37%	6.92%	6.55%

Other:
Banking facilities	4	4	4	4	3
Full-time equivalent employees	283	284	273	282	296

_________________________

(1)	Calculated by dividing net income by average assets.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)

Calculated by dividing net interest income (adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.

(4)	Calculated by dividing operating expense by the sum of net interest income and other income.

(5)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax equivalent basis and average equity including junior subordinated debt owed to unconsolidated trusts to average assets. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Banking and financial institution regulators include junior subordinated debt owed to unconsolidated trusts when assessing capital adequacy. Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing non-equity sources of capital. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is that amount which, in management's judgment, is considered appropriate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance. Management uses a systematic methodology, which is applied at least quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes a periodic detailed analysis of the loan portfolio, a systematic loan grading system and a periodic review of the summary of the allowance for loan and lease loss balance. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in our portfolio and the probability that a charge-off will occur in the upcoming quarter, per SFAS 114; (2) losses probable in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have probable losses, as set forth in SFAS 5; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes (as set forth in SFAS 5).

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of December 31, 2007, mortgage loans serviced for others totaled $944.5 million. The MSRs on these loans total $8.1 million as of December 31, 2007. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

                 An analysis of changes in mortgage servicing rights asset follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$9,867	$11,009	$11,858
Servicing rights originated and capitalized	1,236	1,602	1,909
Amortization	(2,853)	(2,744)	(2,758)
	$8,250	$9,867	$11,009

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$(752)	$(1,230)	$(3,487)
Aggregate reductions credited to operations	702	484	3,267
Aggregate additions charged to operations	(134)	(6)	(1,010)
	$(184)	$(752)	$(1,230)

The fair values of the MSRs were $8.5 million, $9.5 million and $10.5 million on December 31, 2007, 2006 and 2005, respectively.

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

We have our MSRs analyzed for impairment on a monthly basis. The underlying loans on all serviced loans are analyzed and, based upon the value of MSRs that are traded on the open market, a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to income.

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005

Prepayment Standard Assumption (PSA) speed	232.00%	193.00%	165.00%
Discount rate	10.00	10.00	9.01
Earnings rate	5.00	5.00	4.00

Overview

The year 2007 was the most profitable year in the history of the Company. During 2007 we experienced asset growth of $20.4 million (1.5%) but an increase in income of $3.0 million (29.3%), mainly due to an increase in net interest income of $3.2 million. The slow asset growth was part of the general economic slowdown experienced in the nation and our market area during the year, and it is anticipated that this trend will continue into 2008. Despite slow growth, the Bank grew to have the largest market share in Santa Fe County as measured by the Summery of Deposits (SOD) report compiled by the FDIC as of June 30, 2007. The Bank also received an “Outstanding” rating in our 2007 Community Reinvestment Act (CRA) examination. Fewer than 15% of banks nationwide receive this rating.

Income Statement Analysis

Net Income-General. Trinity’s net income for the year ended December 31, 2007, totaled $13.3 million or $2.03 diluted earnings per share, compared to $10.3 million or $1.56 diluted earnings per share for 2006, an increase of $3.0 million in net income and an increase of $0.47 in diluted earnings per share. This increase in net income was primarily due to an increase in net interest income of $3.2 million and a decrease in the provision for loan losses expense of $972 thousand. The increase in net interest income was primarily due to an increase in the volume of earning assets. The provision for loan losses decreased between 2006 and 2007 due to a one-time contribution to the provision in the first quarter of 2006 based upon a single commercial loan which was subsequently charged-off in 2006 and an additional contribution in the third quarter 2006 based on the reserve for loan loss analysis which were not repeated in 2007. In addition, non-interest expense increased $811 thousand and non-interest income increased $221 thousand. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits. The increase in non-interest income was mainly due to an increase in loan and other fees. Income tax expenses increased $537 thousand due to higher pre-tax income, which was partially offset by changes in tax estimates between the two periods.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The allowance for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, supplies expense, loss on sale of other real estate owned, postage and other expenses.

The amount of net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio, as well as economic and market conditions, which is discussed in more detail in “Critical Accounting Policies—Allowance for Loan Losses.” Other income and other expenses are impacted by growth of operations and growth in the number of accounts through core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, loss (gain) on sale of other real estate owned, postage, telecommunications and other miscellaneous expenses.

                 Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans (1)	$1,166,275	$89,059	7.64%	$1,091,563	$79,525	7.29%	$980,498	$63,730	6.50%
Taxable investment securities	101,800	4,917	4.83	87,795	3,703	4.22	77,549	2,364	3.05
Investment securities exempt from federal income taxes(2)	21,511	1,548	7.20	18,808	1,315	6.99	18,528	1,175	6.34
Federal funds sold	2,534	133	5.25	249	33	13.25	1,083	12	1.11
Other interest bearing deposits	36,120	1,798	4.98	17,080	851	4.98	26,564	969	3.65
Investment in unconsolidated trust subsidiaries	1,116	92	8.24	1,083	93	8.59	840	75	8.93
Total interest earning assets	1,329,356	97,547	7.34	1,216,578	85,520	7.03	1,105,062	68,325	6.18
Non-interest earning assets	63,587			62,410			63,760
Total assets	$1,392,943			$1,278,988			$1,168,822
Interest Bearing Liabilities:
Deposits:
NOW deposits	$95,123	$2,372	2.49%	$87,280	$1,820	2.09%	$93,127	$1,226	1.32%
Money market deposits	197,260	4,643	2.35	163,190	3,121	1.91	129,595	1,596	1.23
Savings deposits	257,478	6,888	2.68	244,039	5,652	2.32	260,930	4,074	1.56
Time deposits over $100,000	337,463	17,480	5.18	302,696	14,061	4.65	259,894	8,826	3.40
Time deposits under $100,000	216,393	10,763	4.97	185,392	8,003	4.32	157,279	4,914	3.12

(Continued on following page)

(Continued from prior page)

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Short-term borrowings, including ESOP borrowings	$18,722	$690	3.69%	$16,822	$721	4.29%	$6,096	$188	3.08%
Long-term borrowings, including ESOP borrowings	45,441	1,802	3.97	65,365	2,559	3.91	78,003	3,011	3.86
Long-term capital lease obligations	2,211	293	13.25	—	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	3,067	8.26	36,031	3,279	9.10	27,936	2,493	8.92
Total interest bearing liabilities	1,207,207	47,998	3.98	1,100,815	39,216	3.56	1,012,860	26,328	2.60
Demand deposits—non-interest bearing	40,314			39,293			35,202
Other non-interest bearing liabilities	59,750			58,677			46,252
Stockholders’ equity, including stock owned by ESOP	85,672			80,203			74,508
Total liabilities and stockholders equity	$1,392,943			$1,278,988			$1,168,822
Net interest income/ interest rate Spread (3)		$49,549	3.36%		$46,304	3.47%		$41,997	3.58%
Net interest margin on a fully tax equivalent basis (4)			3.73%			3.81%			3.80%
Net interest margin (4)			3.69%			3.77%			3.76%

_________________________

(1)	Average loans includes non-accrual loans of $9.9 million, $8.2 million and $8.2 million for 2007, 2006 and 2005.

Interest income includes loan origination fees of $3.4 million, $3.4 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005.

(2)	Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(3)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax equivalent basis.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2007, net interest income on a fully tax equivalent basis increased $3.2 million (7.0%) to $49.5 million from $46.3 million in 2006. This increase resulted from an increase in interest income on a fully tax equivalent basis of $12.0 million (14.1%), which was partially offset by an increase in interest expense of $8.8 million (22.4%). The increase in interest income on a fully tax equivalent basis was primarily due to an increase in average interest-earning assets of $112.8 million (9.3%), which accounted for $7.5 million of the increase in interest income on a fully tax equivalent basis. The yield on interest-earning assets also increased 31 basis points, which accounted for $4.5 million of the increase. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities of 42 basis points, which accounted for $4.7 million of the increase. Average interest-bearing liabilities also increased by $106.4 million (9.7%), which accounted for $4.1 million of the increase. The net interest margin expressed in a fully tax equivalent basis decreased 8 basis points to 3.73% in 2007 from 3.81% in 2006.

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

	Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest Earning Assets:
Loans	$5,597	$3,937	$9,534	$7,641	$8,154	$15,795
Taxable investment securities	636	578	1,214	343	996	1,339
Investment securities exempt from federal income taxes (1)	194	39	233	18	122	140
Federal funds sold	131	(31)	100	(15)	36	21
Other interest bearing deposits	948	(1)	947	(409)	291	(118)
Investment in unconsolidated trust subsidiaries	3	(4)	(1)	21	(3)	18
Total increase (decrease) in interest income	7,509	4,518	12,027	7,599	9,596	17,195

Interest Bearing Liabilities:
NOW deposits	174	378	552	(81)	675	594
Money market deposits	723	799	1,522	515	1,010	1,525
Savings deposits	324	912	1,236	(279)	1,857	1,578
Time deposits over $100,000	1,708	1,711	3,419	1,624	3,611	5,235
Time deposits under $100,000	1,445	1,315	2,760	985	2,104	3,089
Short-term borrowings	76	(107)	(31)	437	96	533
Long-term borrowings	(790)	33	(757)	(494)	42	(452)
Long-term capital lease obligations	293	—	293	—	—	—
Junior subordinated debt owed to unconsolidated trusts	97	(309)	(212)	736	50	786
Total increase (decrease) in interest expense	4,050	4,732	8,782	3,443	9,445	12,888
Increase (decrease) in net interest income	$3,459	$(214)	$3,245	$4,156	$151	$4,307

_________________________

(1)	Non-taxable investment income is presented on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between 2007, 2006 and 2005 were as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2007	2006	difference	2006	2005	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,468	$2,641	$(173)	$2,641	$2,594	$47
Loan and other fees	3,390	3,016	374	3,016	2,753	263
Service charges on deposits	1,714	1,561	153	1,561	1,489	72
Gain on sale of loans	1,658	1,587	71	1,587	2,377	(790)
Gain on sale of securities	62	—	62	—	—	—
Other operating income	1,216	1,482	(266)	1,482	1,036	446
	$10,508	$10,287	$221	$10,287	$10,249	$38

In 2007, other income increased $221 thousand (2.1%) to $10.5 million from $10.3 million in 2006. Loan and other fees increased $374 thousand mainly due to an increase in fees collected from ATM operations due largely to more foreign (non-Bank customer) transactions on our ATM machines, as well as an increase in Trust Department fees from an increased volume of business. Other operating income decreased $266 thousand (17.9%) mainly due to a decrease in title insurance premiums collected resultant from a lower number of policies written due to a general slow down in the real estate market. Service charges on deposits increased $153 thousand (9.8%) mainly due to an increase in overdraft fees collected, due to an increase of 8.0% in the overdraft fee during 2007.

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

Other Expenses. Changes in other expenses between 2007 and 2006 and between 2006 and 2005 are as follows:

	Year ended December 31,		Net	Year ended December 31,		Net
	2007	2006	difference	2006	2005	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$18,516	$17,468	$1,048	$17,468	$16,073	$1,395
Occupancy	3,558	3,450	108	3,450	3,166	284
Data processing	1,855	1,921	(66)	1,921	1,841	80
Marketing	1,971	1,698	273	1,698	1,509	189
Amortization and valuation of mortgage servicing rights	2,285	2,266	19	2,266	501	1,765
Supplies	785	657	128	657	686	(29)
(Gain) loss on sale of other real estate owned	(120)	215	(335)	215	950	(735)
Postage	642	572	70	572	582	(10)
Other	5,113	5,547	(434)	5,547	4,543	1,004
	$34,605	$33,794	$811	$33,794	$29,851	$3,943

Other expenses increased $811 thousand (2.4%) to $34.6 million in 2007 from $33.8 million in 2006. Salaries and employee benefits increased $1.0 million (6.0%) largely due to normal merit increases in salaries as well as an increase in the bonuses paid to employees (which is based directly on increases in net income). Other expenses decreased $434 thousand mainly due to a decrease in professional fees expense, as costs incurred in 2006 in connection with a quality assessment of the Bank to help us improve the efficiency of operations were not repeated in 2007. In addition, in 2006 we had a $500 thousand legal expense that was not repeated in 2007. (Gain) loss on sale of other real estate owned decreased $335 thousand (155.8%) mainly due to a drop in the sale activity in other real estate owned between the two periods, as well as a recovery on previously recorded losses on the sale of other real estate owned where the financing was made at below-market rates.

Other expenses increased $3.9 million (13.2%) to $33.8 million in 2006 from $29.9 million in 2005. Amortization and valuation of mortgage servicing rights increased $1.8 million (352.3%) largely due to a decrease in the recovery of mortgage servicing rights impairment in 2006 compared to 2005, due to a slowing of the increase in interest rates. Salaries and employee benefits increased $1.4 million (8.7%) largely due to an increase in the number of employees and normal merit increases in salaries, as well as the expensing of stock incentive plans pursuant to SFAS 123(R) (see “Item 8. Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 12. Stock Incentives” on p. 72 of this Form 10-K). Other expenses increased $1.0 million (22.1%) due to an increase in other losses ($511 thousand) and bankcard expenses ($277 thousand). Other losses increased mainly due to a $500 thousand legal settlement.

Income Taxes. In 2007, income tax expense increased by $537 thousand (7.9%) from the previous year to a total of $7.4 million from $6.8 million, although the effective tax rate decreased from 39.8% in 2006 to 35.6% in 2007. The decrease was mainly attributable to a change in the estimate of current income tax expense, due to an immaterial over accrual of income taxes in the prior year.

In 2006, income tax expense decreased by $341 thousand (4.8%) from the previous year to a total of $6.8 million from $7.2 million, although the effective tax rate increased from 37.5% in 2005 to 39.8% in 2006. This increase in effective tax rate was attributable to permanent differences arising from the tax treatment of employee stock ownership plan expenses for tax and book purposes.

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2007 were $1.4 billion, an increase in $20.4 million (1.5%) from December 31, 2006. Net loans increased $38.0 million (3.4%) during 2007, and cash and cash equivalents decreased $28.1 million (38.1%). Total investments increased $9.3 million (8.7%). During the same period, total liabilities increased $13.1 million (1.0%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in total deposits of $12.7 million (1.1%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $7.3 million (9.1%) to $88.0 million on December 31, 2007 compared to $80.7 million on December 31, 2006.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$93,081	$93,201	$73,025	$72,787	$85,687	$85,289
States and political subdivisions	6,391	6,385	15,190	15,157	5,984	5,937
Equity securities	1	4	1	6	1	5
Total securities available for sale	$99,473	$99,590	$88,216	$87,950	$91,672	$91,231

Securities Held to Maturity:
Government sponsored agencies	$—	$—	$—	$—	$13,687	$13,647
States and political subdivisions	9,159	9,159	10,968	10,961	12,925	12,918
Total securities held to maturity	$9,159	$9,159	$10,968	$10,961	$26,612	$26,565

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,264	$6,264	$6,820	$6,820	$6,973	$6,973
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	992	992
Total other securities	$7,380	$7,380	$7,936	$7,936	$7,965	$7,965

Government sponsored agencies securities generally consist of fixed rate securities with maturities of one month to five years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities six months to thirty years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2007, with securities held by us totaling $9.2 million. Los Alamos Retirement Center, Inc. manages a nursing home and an assisted living facility in Los Alamos, New Mexico.

                The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2007:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
Government sponsored agencies	$66,453	4.83%	$26,628	4.20%	—	—	—	—
States and political subdivision (1)	1,634	5.08%	1,518	5.63%	$1,883	5.88%	$1,356	6.31%
Equity securities	—	—	—	—	—	—	1	23.09%
Total	$68,087		$28,146		$1,883		$1,357
Securities Held to Maturity:
Government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivision (1)	—	—	—	—	—	—	$9,159	10.21%
Total	—		—		—		$9,159
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock) (2)	$100	0.00%	—	—	—	—	$6,164	2.89%
Investment in Unconsolidated trusts	—	—	—	—	—	—	1,116	8.17
Total	$100		—		—		$7,280

_________________________

(1)	Yield is reflected on a fully tax equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(2)

Non-marketable Equity Securities includes a $100 thousand investment in the New Mexico Community Development Loan Fund, a tax-exempt non-profit corporation, which the Company made at 0.00% interest as a donation of interest to this corporation.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$118,670	10.12%	$127,950	11.29%	$93,579	9.16%	$92,736	10.35%	$71,299	9.61%
Commercial real estate	382,909	32.65	388,149	34.23	379,884	37.19	346,454	38.65	286,551	38.61
Residential real estate	360,934	30.77	324,051	28.58	313,693	30.71	282,380	31.50	222,282	29.95
Construction real estate	249,284	21.26	235,534	20.78	178,068	17.43	121,769	13.59	112,616	15.18
Installment and other	61,028	5.20	58,045	5.12	56,309	5.51	52,984	5.91	49,349	6.65
Total loans	1,172,825	100.00	1,133,729	100.00	1,021,533	100.00	896,323	100.00	742,097	100.00
Unearned income	(1,719)		(2,005)		(2,153)		(2,002)		(1,574)
Gross loans	1,171,106		1,131,724		1,019,380		894,321		740,523
Allowance for loan losses	(13,533)		(12,167)		(8,842)		(8,367)		(7,368)
Net loans	$1,157,573		$1,119,557		$1,010,538		$885,954		$733,155

Net loans increased $38.0 million (3.4%) to $1.2 billion at December 31, 2007 from $1.1 billion at December 31, 2006. The increase was due primarily to growth in our residential real estate and construction real estate portfolios, which was partially offset by declines in our commercial non-real estate and commercial real estate portfolios. We expect lower loan growth than previous years in all loan categories as New Mexico’s economy slows.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2007:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$148,013	$212,406	$6,954	$—	$581	—	$367,954

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans	$11,789	$8,767	$8,037	$5,714	$3,112
Loans 90 days or more past due, still accruing interest	—	1	—	8	80
Total non-performing loans	$11,789	$8,768	$8,037	$5,722	$3,192
Other real estate owned	1,358	165	375	6,438	7,383
Other repossessed assets	4	60	27	64	353
Total non-performing assets	$13,151	$8,993	$8,439	$12,224	$10,928

Total non-performing loans to total loans	1.01%	0.77%	0.79%	0.64%	0.43%
Allowance for loan losses to non-performing loans	114.79%	138.77%	110.02%	146.23%	230.83%
Total non-performing assets to total assets	0.95%	0.66%	0.68%	1.13%	1.09%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $882 thousand and $734 thousand for the years ended December 31, 2007 and 2006, respectively. None of these amounts were included in interest income during these periods. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

Non-performing assets returned to more historic levels in 2007 after two relatively low years. The Company has not engaged in sub-prime lending, has limited non-traditional mortgage products and no structured products or mortgage-backed securities which have recently seen losses in value. As such, we do not anticipate out-of-the-ordinary write-downs, charge-offs or losses from our residential portfolio.

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

At December 31, 2007, total non-performing assets increased $4.2 million to $13.2 million from $9.0 million at December 31, 2006 due to an increase in non-accruing loans of $3.0 million and an increase in other real estate owned of $1.2 million. The increase in non-accruing loans was mainly due to the placing on non-accrual status during 2007 two commercial loan relationships totaling $1.5 million and one $1.1 million construction loan relationship. Management believes that one of the commercial loan customers has provided adequate collateral to secure the debt and restructured the loan. The borrower is in compliance with the modified terms. We have specifically identified the other commercial loan relationship in our allowance for loan losses and provided for the anticipated deficiency in collateral in the provision. We are currently proceeding with foreclosure on the construction loan collateral and expect the collateral to be sufficient to satisfy the outstanding debt. Other real estate owned increased mainly due to the acquisition of seven pieces of residential real estate resulting from foreclosure suits.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$12,167	$8,842	$8,367	$7,368	$6,581
Provision for loan losses	4,200	5,172	2,850	2,100	3,350
Charge-offs:
Commercial	1,766	1,846	1,912	640	506
Commercial real estate	246	—	—	—	527
Residential real estate	363	113	125	188	305
Construction real estate	—	—	—	—	1,220
Installment and other	771	369	500	459	255
Total charge-offs	3,146	2,328	2,537	1,287	2,813
Recoveries:
Commercial	84	42	48	108	166
Commercial real estate	—	—	—	—	—
Residential real estate	56	1	—	1	11
Construction real estate	64	332	55	23	—
Installment and other	108	106	59	54	73
Total recoveries	312	481	162	186	250
Net charge-offs	2,834	1,847	2,375	1,101	2,563
Balance at end of year	$13,533	$12,167	$8,842	$8,367	$7,368

Gross loans at end of year	$1,171,106	$1,131,724	$1,019,380	$894,321	$740,523
Ratio of allowance to total loans	1.15%	1.08%	0.87%	0.93%	0.99%
Ratio of net charge-offs to average loans	0.24%	0.17%	0.24%	0.14%	0.35%

Net charge-offs for 2007 totaled $2.8 million, an increase of $987 thousand (53.4%) from 2006. The increase in net charge-offs was mainly due to an increase in charge-offs in installment and other loans of $402 thousand (108.9%) and a decrease in recoveries on construction real estate loans of $268 thousand (80.7%). The increase in installment and other charge offs was mainly due to an increase in the volume of installment loan charge-offs rather than to any single loan. The decrease in construction loan recoveries was due to a return to a more historically typical level of construction recoveries after an unusually large recovery made in 2006.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,551	10.12%	$4,188	11.29%	$2,934	9.16%	$3,502	10.35%	$2,509	9.61%
Commercial and residential real estate	4,308	63.42	4,681	62.81	3,086	67.90	2,511	70.15	3,192	68.56
Construction real estate	3,703	21.26	2,362	20.78	1,993	17.43	981	13.59	844	15.18
Installment and other	1,017	5.20	928	5.12	813	5.51	1,369	5.91	799	6.65
Unallocated	(46)	N/A	8	N/A	16	N/A	4	N/A	24	N/A
Total	$13,533	100.00%	$12,167	100.00%	$8,842	100.00%	$8,367	100.00%	$7,368	100.00%

_________________________

N/A—not applicable

The allowance for loan losses increased $1.4 million (11.2%) from December 31, 2006 to December 31, 2007. Over the same period net loans increased 3.4%, the increase in allowance for loan losses was deemed prudent based upon the allowance for loan losses analysis. This was mainly due to an increase in the allowance allocated to construction loans. The allocation for construction loans increased $1.3 million (56.8%), mainly based upon our historical loss experience (based upon regression analysis) of $1.1 million. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses”.

The portion of the allocation that was based upon historical loss experience (based upon migration analysis) increased by $951 thousand (13.7%) in 2007, from $6.9 million on December 31, 2006 to $7.9 million on December 31, 2007.  This was mainly due to increases in the allocation for construction real estate loans of $1.1 million. The increase in allocation based upon the migration analysis is due to our anticipation of economic slowing in the markets we serve and the effect on our asset quality. The allocation based upon qualitative adjustments increased $2 thousand (0.1%), remaining at $3.1 million.  The allocation for specifically identified loans increased by $466 thousand (21.4%), from $2.2 million on December 31, 2006 to $2.6 million on December 31, 2007.  This change was primarily due to an increase in specifically identified commercial loans of $385 thousand.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above. Although we believe the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings every quarter, a list of total adversely classified assets is presented, showing OREO, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets. A separate watch list of loans classified as “Special Mention” is also presented. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets have well-defined weaknesses that jeopardize liquidation of the debt. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard, but weaknesses are so pronounced that collection or liquidation is highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets worthy of charge-off. Special Mention Assets are those that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Loans classified as:
Substandard	$19,053	$12,924	$14,484	$15,810	$9,815
Doubtful	2,644	2,177	1,414	201	180
Total adversely classified loans	21,697	15,101	15,898	16,011	9,995
Other real estate owned	1,358	165	375	6,438	7,383
Other repossessed assets	4	60	27	64	353
Total adversely classified assets	$23,059	$15,326	$16,300	$22,513	$17,731

Special mention loans	$30,715	$9,044	$14,836	$22,834	$17,507

Total adversely classified assets increased $7.7 million (50.5%) from December 31, 2006 to December 31, 2007.  The main reason was an increase of $6.1 million in substandard loans and an increase in other real estate owned of $1.2 million. Substandard loans increased because of the downgrading of two commercial, one construction and several residential real estate loans during the year, including those relationships discussed in “Balance Sheet Analysis - Non-Performing Loans” section on Page 35 above. Special mention loans increased $21.7 million (239.6%) between December 31, 2006 and December 31, 2007, primarily due to the downgrading of two large commercial real estate credits (composed of a $16.0 million credit and a relationship of $4.9 million) based upon their potential weaknesses, which warrants management’s close attention. Management is currently and will continue working closely with these customers to resolve the potential weaknesses. All non-performing loans are classified as either substandard or doubtful.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, Negotiable Order of Withdrawal (NOW) accounts, Money Market Deposit Accounts (MMDA), savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100 thousand and over:

At December 31, 2007
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$71,263
After three but within six months	199,312
After six but within twelve months	57,043
After twelve months	—

Total time deposits $100,000 and over:	$327,618

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”) with remaining maturities under one year. Long-term borrowings are advances from the FHLB with remaining maturities over one year. Total short-term and long-term borrowings decreased $715 thousand (1.1%) at December 31, 2007 compared to December 31, 2006 due to scheduled payments on existing borrowings.

In addition to short- and long-term borrowings made by us, the ESOP uses borrowings to facilitate its ability to acquire stock for the benefit of all employees who participate in the plan.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$18,426	$16,822	$6,096
Maximum outstanding at any month-end during the period	44,400	42,350	23,000
Balance outstanding at end of period	40,000	681	10,000
Weighted average interest rate during the period	3.61%	4.29%	3.08%
Weighted average interest rate at end of the period	3.22%	4.10%	3.92%
Long-term borrowings:
Average balance outstanding	$45,441	$64,597	$76,764
Maximum outstanding at any month-end during the period	63,600	71,650	86,836
Balance outstanding at end of period	23,569	63,603	72,306
Weighted average interest rate during the period	3.97%	3.87%	3.82%
Weighted average interest rate at end of the period	4.90%	3.85%	3.88%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$296	$768	$1,239
Maximum outstanding at any month-end during the period	271	743	1,214
Balance outstanding at end of period	271	743	1,214
Weighted average interest rate during the period	8.11%	7.94%	6.17%
Weighted average interest rate at end of the period	7.25%	8.25%	7.25%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$36,031	$27,936
Maximum outstanding at any month-end during the period	37,116	43,302	32,992
Balance outstanding at end of period	37,116	37,116	32,992
Weighted average interest rate during the period	8.26%	9.10%	8.92%
Weighted average interest rate at end of the period	8.13%	8.02%	8.75%

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

At December 31, 2007 and 2006, we were in compliance with the foregoing policy.

At December 31, 2007, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $206.4 million and standby letters of credit of $20.3 million. We anticipate we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit scheduled to mature within one year totaled $453.8 million at December 31, 2007. Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $142.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $237.8 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity. See Item 1, “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1, “Business—Los Alamos National Bank—Supervision and Regulation—Dividends.”  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%. At December 31, 2007, the Bank could pay a total of $18.1 million in dividends and still comply with minimum regulatory capital ratio requirements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$637,766	$637,766	$—	$—	$—
Time deposits (1)	537,692	453,762	64,294	19,636	—
Short-term borrowings (1)	40,000	40,000	—	—	—
Long-term borrowings (1)	23,569	33	20,072	605	2,859
Borrowings made by ESOP to outside parties (1)	271	271	—	—	—
Operating leases	691	401	253	37	—
Capital leases	4,149	185	370	370	3,224
Junior subordinated debt owed to unconsolidated trusts (1)	37,116	—	—	—	37,116
Total contractual long-term cash obligations	$1,281,254	$1,132,418	$84,989	$20,648	$43,199

_________________________

(1)	Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements. While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility. Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations. The capital lease was acquired in 2006 for construction of our third office in Santa Fe. The lease contains a purchase option in 2014 that we expect to exercise.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion of these commitments is included in Notes 14 and 15 in Item 8, “Financial Statements and Supplementary Data” in this report.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$48,404	$46,131	$2,273	$—	$—
Commercial real estate	7,927	7,927	—	—	—
Residential real estate	2,500	2,500	—	—	—
Construction real estate	45,061	45,061	—	—	—
Revolving home equity and credit card lines	61,935	9,447	93	3,012	49,383
Other	40,597	40,554	2	10	31
Standby letters of credit	20,321	20,264	17	—	40
Total commitments to extend credit	226,745	171,884	2,385	3,022	49,454
Commitments to sell mortgage loans	1,581	1,581	—	—	—
ESOP liquidity put	16,428	3,286	6,571	6,571	—
Total commitments	$244,754	$176,751	$8,956	$9,593	$49,454

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

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2007, the most recent notification from the federal banking regulators categorized the Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2007. The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$137,100	12.11%	$90,606	8.00%	N/A	N/A
Bank only	130,713	11.60	90,109	8.00	$112,636	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	116,908	10.32	45,303	4.00	N/A	N/A
Bank only	117,179	10.40	45,054	4.00	67,582	6.00
Tier 1 capital (to average assets):
Consolidated	116,908	8.19	57,071	4.00	N/A	N/A
Bank only	117,179	8.25	56,788	4.00	70,985	5.00

_________________________

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $20.8 million, $15.0 million and $18.8 million for 2007, 2006 and 2005. Net cash provided by operating activities increased by $5.8 million primarily due to an increase in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $3.4 million. Net cash provided by operating activities decreased by $3.8 million from 2005 in 2006 largely due to a decrease in cash provided by sales of loans held for sale of $42.5 million, which was partially offset by a decrease in cash used by origination of loans held for sale of $38.2 million.

Net cash (used in) investing activities was ($53.6) million, ($98.7) million and ($137.4) million for 2007, 2006 and 2005. The decrease in cash used in investing activities of $45.1 million from 2006 to 2007 was primarily due to an increase in cash provided from the maturities and paydowns of securities of $78.4 million, a decrease in cash used by the funding of loans (net of repayments) of $68.0 million and an increase in cash provided by the sale of investment securities of $14.8 million. These items were partially offset by an increase in cash used for the purchasing of securities of $120.9 million. The decrease in cash used in investing activity of $38.7 million from 2005 to 2006 was mainly due to a decrease in the cash used for the purchase of investment securities of $28.8 million and a decrease of loans funded, net of repayments, of $15.8 million. These were partially offset by a decrease in proceeds from the maturities and paydowns of investment securities of $3.3 million.

Net cash provided by financing activities was $4.7 million, $102.7 million and $149.5 million for 2007, 2006 and 2005. Cash provided by financing activities decreased by $98.0 million from 2006 to 2007 primarily due to a decrease in cash provided by the net increase in deposits of $108.2 million, which was partially offset by a decrease in cash used in the repayment of borrowings of $17.3 million. Cash provided by financing activities decreased $46.8 million between 2005 and 2006 mainly due to a decrease in the proceeds from the issuances of borrowings of $30.0 million, a decrease in the growth of time deposits of $23.5 million and a decrease in the growth of demand, NOW and savings accounts of $16.9 million. These were partially offset by a decrease in the cash used by the repayment of borrowings of $24.1 million.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 11 months.

	Time to Maturity or Repricing
As of December 31, 2007:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$601,901	$415,420	$55,823	$97,962	$1,171,106
Loans held for sale	10,172	—	—	—	10,172
Investment securities	36,888	38,238	28,890	10,997	115,013
Securities purchased under agreements to resell	157	—	—	—	157
Interest-bearing deposits with banks	24,173	—	—	—	24,173
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$673,477	$453,658	$84,713	$109,889	$1,321,737
Interest-bearing Liabilities:
NOW deposits	$69,929	$38,393	$—	$—	$108,322
Money market deposits	113,869	54,062	—	—	167,931
Savings deposits	201,349	71,589	—	—	272,938
Time deposits over $100,000	71,263	199,314	57,041	—	327,618
Time deposits under $100,000	59,995	123,190	26,889	—	210,074
Short-term borrowings	—	40,000	—	—	40,000
Long-term borrowings	8	25	20,677	2,859	23,569
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	271	—	—	—	271
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$522,870	$526,573	$104,607	$36,000	$1,190,050
Rate sensitive assets (RSA)	$673,477	$1,127,135	$1,211,848	$1,321,737	$1,321,737
Rate sensitive liabilities (RSL)	522,870	1,049,443	1,154,050	1,190,050	1,190,050
Cumulative GAP (GAP=RSA-RSL)	150,607	77,692	57,798	131,687	131,687
RSA/Total assets	48.81%	81.69%	87.83%	95.80%	95.80%
RSL/Total assets	37.90%	76.06%	83.64%	86.25%	86.25%
GAP/Total assets	10.92%	5.63%	4.19%	9.54%	9.54%
GAP/RSA	22.36%	6.89%	4.77%	9.96%	9.96%

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

Based on simulation modeling at December 31, 2007 and 2006, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes in Levels of	At December 31, 2007		At December 31, 2006
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$3,823	7.60%	$(2,695)	(5.69)%
+ 1.00	1,997	3.97	(180)	(0.38)
(1.00)	(2,148)	(4.27)	(1,629)	(3.44)
(2.00)	(3,174)	(6.31)	(2,070)	(4.37)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.             It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2007.

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

FINANCIAL STATEMENTS

Audited Financial Statements December  31, 2007, 2006, and 2005

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trinity Capital Corporation

We have audited the accompanying balance sheets of Trinity Capital Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Capital Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion Trinity Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

Albuquerque, New Mexico

March 17, 2008

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December  31, 2007 and 2006

(Amounts in thousands, except share data)

	2007	2006
ASSETS
Cash and due from banks	$21,194	$23,292
Interest bearing deposits with banks	24,173	49,598
Federal funds sold and securities purchased under resell agreements	157	700
Cash and cash equivalents	45,524	73,590
Investment securities available for sale	99,590	87,950
Investment securities held to maturity, at amortized cost (fair value of $9,159 at December 31, 2007 and $10,961 at December 31, 2006)	9,159	10,968
Other investments	7,380	7,936
Loans (net of allowance for loan losses of $13,533 at December 31, 2007 and $12,167 at December 31, 2006)	1,157,573	1,119,557
Loans held for sale	10,172	10,349
Premises and equipment, net	24,071	24,255
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	9,781	9,465
Mortgage servicing rights, net	8,066	9,115
Other real estate owned	1,358	165
Other assets	4,838	3,718
Total assets	$1,379,723	$1,359,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$88,575	$89,356
Interest bearing	1,086,883	1,073,385
Total deposits	1,175,458	1,162,741
Short-term borrowings	40,000	681
Long-term borrowings	23,569	63,603
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	271	743
Accrued interest payable	6,721	5,773
Other liabilities	6,350	5,733
Total liabilities	1,291,696	1,278,601

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December  31, 2007 and 2006

(Amounts in thousands, except share data)

(Continued from previous page)

	2007	2006
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 625,602 shares and 629,066 shares at 2007 and 2006, at fair value; net of unearned ESOP shares of 16,937 shares and 44,200 shares at 2007 and 2006, at historical cost	$16,656	$17,438
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,482,650 and 6,532,898 at 2007 and 2006	6,836	6,836
Additional paid-in capital	1,520	1,067
Retained earnings	72,610	62,939
Accumulated other comprehensive gain (loss)	72	(158)
Total stockholders’ equity before treasury stock	81,038	70,684
Treasury stock, at cost, 357,213 shares and 279,702 shares at 2007 and 2006	(9,667)	(7,444)
Total stockholders’ equity	71,371	63,240
Total liabilities and stockholders’ equity	$1,379,723	$1,359,279

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands except per share data)

	2007	2006	2005

Interest income:
Loans, including fees	$89,059	$79,525	$63,730
Investment securities:
Taxable	4,917	3,703	2,364
Nontaxable	990	829	759
Federal funds sold and securities purchased with agreements to resell	133	33	12
Other interest bearing deposits	1,798	851	969
Investment in unconsolidated trusts	92	93	75
Total interest income	96,989	85,034	67,909
Interest expense:
Deposits	42,146	32,657	20,636
Short-term borrowings	690	721	188
Long-term borrowings	1,802	2,559	3,011
Long-term capital lease obligations	293	—	—
Junior subordinated debt owed to unconsolidated trusts	3,067	3,279	2,493
Total interest expense	47,998	39,216	26,328
Net interest income	48,991	45,818	41,581
Provision for loan losses	4,200	5,172	2,850
Net interest income after provision for loan losses	44,791	40,646	38,731
Other income:
Mortgage loan servicing fees	2,468	2,641	2,594
Loan and other fees	3,390	3,016	2,753
Service charges on deposits	1,714	1,561	1,489
Gain on sale of loans	1,658	1,587	2,377
Gain on sale of securities	62	—	—
Other operating income	1,216	1,482	1,036
	10,508	10,287	10,249
Other expenses:
Salaries and employee benefits	18,516	17,468	16,073
Occupancy	3,558	3,450	3,166
Data processing	1,855	1,921	1,841
Marketing	1,971	1,698	1,509
Amortization and valuation of mortgage servicing rights	2,285	2,266	501
Supplies	785	657	686
(Gain) Loss on sale of other real estate owned	(120)	215	950
Postage	642	572	582
Other	5,113	5,547	4,543
	34,605	33,794	29,851
Income before income taxes	20,694	17,139	19,129
Income taxes	7,365	6,828	7,169
Net income	$13,329	$10,311	$11,960
Basic earnings per common share	$2.05	$1.57	$1.80
Diluted earnings per common share	$2.03	$1.56	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands except share and per share data)

							Accumulated
	Common Stock, No Par				Additional		Other
	Issued		Held in Treasury, at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	6,856,800	$6,836	(25,734)	$(604)	$997	$47,849	$(200)	$54,878
Comprehensive income
Net income						11,960
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $44							(73)
Total comprehensive income								11,887
Dividends					(59)	(4,205)		(4,264)
Treasury shares purchased			(246,983)	(6,422)				(6,422)
Treasury shares issued from exercise of stock options			42,719	1,046	(652)			394
Tax benefit from the exercise of stock options					272			272
Decrease in stock owned by ESOP participants, 22,357 shares						688		688
Net change in the fair value of stock owned by ESOP participants						1,721		1,721
Allocation of ESOP shares					364			364
Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands except share and per share data)

(Continued from prior page)

							Accumulated
	Common Stock, No Par				Additional		Other
	Issued		Held in Treasury, at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518
Comprehensive income
Net income						10,311
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $61							115
Total comprehensive income								10,426
Dividends					(48)	(4,507)		(4,555)
Treasury shares purchased			(105,913)	(2,926)				(2,926)
Treasury shares issued from exercise of stock options			56,209	1,462	(758)			704
Tax benefit from the exercise of stock options					331			331
Increase in stock owned by ESOP participants, 14,508 shares						(406)		(406)
Net change in the fair value of stock owned by ESOP participants						(472)		(472)
Stock options and stock appreciation rights expensed					290			290
Allocation of ESOP shares					330			330
Balance, December 31, 2006	6,856,800	$6,836	(279,702)	$(7,444)	$1,067	$62,939	$(158)	$63,240

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands except share and per share data)

(Continued from prior page)

							Accumulated
	Common Stock, No Par				Additional		Other
	Issued		Held in Treasury, at cost		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	6,856,800	$6,836	(279,702)	$(7,444)	$1,067	$62,939	$(158)	$63,240
Comprehensive income
Net income						13,329
Net change in unrealized gain on investment securities, available-for sale, net of taxes of $173							292
Reclassification of unrealized gains to realized gains, net of taxes of $22							(62)
Total comprehensive income								13,559
Dividends					(31)	(4,859)		(4,890)
Treasury shares purchased			(88,524)	(2,509)				(2,509)
Treasury shares issued from exercise of stock options			11,013	286	(110)			176
Tax benefit from the exercise of stock options					57			57
Decrease in stock owned by ESOP participants, shares						100		100
Net change in the fair value of stock owned by ESOP participants						1,101		1,101
Stock options and stock appreciation rights expensed					238			238
Allocation of ESOP shares					299			299
Balance, December 31, 2007	6,856,800	$6,836	(357,213)	$(9,667)	$1,520	$72,610	$72	$71,371

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands)

	2007	2006	2005

Cash Flows From Operating Activities
Net income	$13,329	$10,311	$11,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,343	2,380	2,620
Net amortization (accretion) of:
Mortgage servicing rights	2,853	2,744	2,758
Premiums and discounts on investment securities	(676)	(364)	814
Junior subordinated debt owed to unconsolidated trusts issuance costs	14	194	20
Provision for loan losses	4,200	5,172	2,850
Change in mortgage servicing rights valuation allowance	(568)	(478)	(2,257)
(Gain) loss on sale of premises and equipment	(13)	46	183
Gain on sale of available for sale securities	(62)	—	—
Federal Home Loan Bank (FHLB) stock dividends received	(216)	(271)	(203)
Loss on venture capital investments	78	—	—
Gain on sale of loans	(1,658)	(1,587)	(2,377)
(Gain) loss on disposal of other real estate owned	(3)	(18)	157
Write-down of value of other real estate owned	—	40	793
(Increase) in other assets	(1,450)	(2,532)	(2,376)
Increase in other liabilities	1,115	1,361	1,794
Release of Employee Stock Ownership Plan (ESOP) shares	717	790	794
Stock options and stock appreciation rights expensed	238	290	—
Tax benefit recognized for exercise of stock options	(57)	(331)	(272)
Net cash provided by operating activities before originations and gross sales of loans	20,184	17,747	17,258
Gross sales of loans held for sale	135,644	139,753	182,271
Origination of loans held for sale	(135,045)	(142,529)	(180,757)
Net cash provided by operating activities	20,783	14,971	18,772
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities available for sale	128,500	36,373	14,075
Proceeds from maturities and paydowns of investment securities held to maturity	1,807	15,578	34,550
Proceeds from sale of investment securities, available for sale	14,784	—	—
Proceeds from sale of investment securities, other	1,648	1,636	—
Purchase of investment securities available for sale	(153,802)	(32,486)	(61,636)
Purchase of investment securities other	(954)	(1,336)	(1,013)
Proceeds from sale of other real estate owned	767	378	5,633
Loans funded, net of repayments	(44,173)	(112,170)	(127,954)
Purchases of loans	—	(2,211)	—
Purchases of premises and equipment	(2,146)	(2,280)	(1,854)
Acquisition of leased property under capital leases	—	(2,211)	—
Proceeds from sale of premises and equipment	—	—	100
Net cash used in investing activities	$(53,569)	$(98,729)	$(137,368)

(Continued on following page)

TRINITY CAPITAL CORPORATION  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December  31, 2007, 2006 and 2005

(Amounts in thousands)

(Continued from prior page)

	2007	2006	2005

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$34,421	$22,605	$39,492
Net (decrease) increase in time deposits	(21,704)	98,288	121,775
Proceeds from issuances of borrowings	—	—	30,000
Repayment of borrowings	(715)	(18,022)	(42,100)
Repayment of ESOP debt	(472)	(471)	(472)
Acquisition of obligations under capital leases	—	2,211	—
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	10,310	10,310
Repayment of junior subordinated debt owed to unconsolidated trusts	—	(6,186)	—
Purchase of treasury stock	(2,509)	(2,926)	(6,422)
Issuance of common stock for stock option plan	233	1,035	666
Dividend payments	(4,591)	(4,509)	(4,057)
Tax benefit recognized for exercise of stock options	57	331	272
Net cash provided by financing activities	4,720	102,666	149,464
Net increase (decrease) in cash and cash equivalents	(28,066)	18,908	30,868
Cash and cash equivalents:
Beginning of year	73,590	54,682	23,814
End of year	$45,524	$73,590	$54,682
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$47,050	$37,489	$25,049
Income taxes	8,674	6,921	7,921
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,957	190	520
Dividends declared, not yet paid	2,600	2,302	2,256
Change in unrealized (loss) gain on investment securities, net of taxes	230	115	(73)

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

Nature of operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos and Santa Fe, New Mexico. Its primary deposit products are term certificate, NOW and savings accounts and its primary lending products are commercial, residential and construction real estate loans. The Company also offers trust and wealth management services, title insurance products and residential real estate appraisal services.

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Santa Fe and White Rock, New Mexico and provides loan services from its loan production office in Albuquerque, New Mexico. The Bank also operates drive-up facilities and 27 automatic teller machines (ATM’s) in Los Alamos and surrounding geographic areas. Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe. TCC Appraisals conducts real estate appraisals in Los Alamos and Santa Fe Counties from its office in the Company headquarters.

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

The Company’s investment in the unconsolidated trusts is also reported as an investment in this line of the balance sheet. Also included is the Bank’s investment in certain venture capital funds. In addition, the Bank has other non-marketable investments that are carried at cost and evaluated periodically by management for impairment. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the evidence available. Evidence evaluated includes (if applicable), but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans in the portfolio and prior loss experience. The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary Bank’s allowance for loan losses, and may require the subsidiary bank to recognize additions to its allowance based on their judgments of information available to them at the time of their examinations.

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

Other real estate owned (“OREO”):  OREO includes real estate assets that have been received in full or partial satisfaction of debt. OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses on sale are included in other non-interest income. Operating results from OREO are recorded in other non-interest expense.

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

Earnings per common share:  Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share were determined assuming that all stock options were exercised at the beginning of the years presented. Unearned shares owned by the Employee Stock Ownership Plan (ESOP) are treated as not outstanding for the purposes of computing basic earnings per common share.

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2007	2006	2005
	(In thousands, except share and per share data)
Net income	$13,329	$10,311	$11,960
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(323,251)	(237,679)	(149,569)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(18,936)	(46,351)	(74,644)
Weighted average common shares outstanding, net	6,514,613	6,572,770	6,632,587
Basic earnings per common share	$2.05	$1.57	$1.80
Weighted average dilutive shares from stock option plan	41,252	39,554	60,262
Weighted average common shares outstanding including dilutive shares	6,555,865	6,612,324	6,692,849
Diluted earnings per common share	$2.03	$1.56	$1.79

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $13.6 million, $10.4 million and $11.9 million for 2007, 2006 and 2005.

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

Stock-based compensation: The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity; and mature at five years.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application was encouraged, provided that the reporting entity had not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. There was no material impact on the Company’s financial statements when this standard was adopted on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. There was no material impact on the Company’s financial statements when this standard was adopted on January 1, 2008.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accrual for tax liabilities are adequate for the open years based on an assessment of many factors including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had a net deferred tax liability of $92 thousand and a net deferred tax asset of $1.1 million as of January 1, 2007 and December 31, 2007, respectively.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Statement 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement 141(R) also will reduce the complexity of existing GAAP. The newly issued standard includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance. Statement 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company believes that adoption of these new standards On January 1, 2009 will not have a material effect on these financial statements.

Trust Assets:  Assets held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note  2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $1.3 million and $2.6 million at December 31, 2007 and 2006.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note  3. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
Government sponsored agencies	$93,081	$122	$(2)	$93,201
States and political subdivisions	6,391	21	(27)	6,385
Equity securities	1	3	—	4
Totals	$99,473	$146	$(29)	$99,590

December 31, 2006:
Government sponsored agencies	$73,025	$1	$(239)	$72,787
States and political subdivisions	15,190	—	(33)	15,157
Equity securities	1	5	—	6
Totals	$88,216	$6	$(272)	$87,950

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
States and political subdivisions	$9,159	$—	$—	$9,159
Totals	$9,159	$—	$—	$9,159

December 31, 2006:
States and political subdivisions	$10,968	$4	$(11)	$10,961
Totals	$10,968	$4	$(11)	$10,961

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
Non-marketable equity securities (including FRB and FHLB stock)	$6,264	—	—	$6,264
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,380	—	—	$7,380

December 31, 2006:
Non-marketable equity securities (including FRB and FHLB stock)	$6,820	—	—	$6,820
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,936	—	—	$7,936

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Realized gains	$62	$—	$—
Realized losses	—	—	—
Net gains	$62	$—	$—

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2007 and 2006 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1), (2)	Fair Value	Unrealized Losses

December 31, 2007
Government sponsored agencies	$5,002	$(1)	$3,080	$(1)	$8,082	$(2)
States and political subdivisions	1,193	(14)	1,165	(13)	2,358	(27)
Equity securities	—	—	—	—	—	—
Totals	$6,195	$(15)	$4,245	$(14)	$10,440	$(29)

December 31, 2006
Government sponsored agencies	$19,422	$(18)	$52,363	$(221)	$71,785	$(239)
States and political subdivisions	8,116	(10)	2,547	(23)	10,663	(33)
Equity securities	—	—	—	—	—	—
Totals	$27,538	$(28)	$54,910	$(244)	$82,448	$(272)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007
States and political subdivisions	$—	$—	$—	$—	$—	$—
Totals	$—	$—	$—	$—	$—	$—

December 31, 2006
States and political subdivisions	$—	$—	$990	$(11)	$990	$(11)
Totals	$—	$—	$990	$(11)	$990	$(11)

_________________________

(1)

$1 thousand of the total unrealized losses twelve months or longer as of December 31, 2007 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature. The remaining $13 thousand of unrealized losses twelve months or longer as of December 31, 2007 relates to unrealized losses on state, county and municipal securities with Moody ratings of Aaa to Aa3. The Company has the ability to hold these securities until they mature.

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

The amortized cost and fair value of investment securities as of December 31, 2007 by contractual maturity are shown below.

Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$68,087	$68,171	$—	$—	$100	$100
One to five years	28,146	28,196	—	—	—	—
Five to ten years	1,883	1,885	—	—	—	—
Over ten years	1,356	1,334	9,159	9,159	—	—
Equity investments with no stated maturity	1	4	—	—	7,280	7,280
	$99,473	$99,590	$9,159	$9,159	$7,380	$7,380

Securities with carrying amounts of $21.1 million and $20.7 million at December 31, 2007 and 2006, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note  4. Loans

Loans consisted of:

	December 31,
	2007	2006
	(In thousands)
Commercial loans	$118,670	$127,950
Commercial real estate	382,909	388,149
Residential real estate	360,934	324,051
Construction real estate	249,284	235,534
Installment and other	61,028	58,045
Total loans	1,172,825	1,133,729
Unearned income	(1,719)	(2,005)
Gross loans	1,171,106	1,131,724
Allowance for loan losses	(13,533)	(12,167)
Loans, net	$1,157,573	$1,119,557

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Non-accruing loans	$11,789	$8,767	$8,037
Loans 90 days or more past due, still accruing interest	—	1	—
Total non-performing loans	$11,789	$8,768	$$8,037

The reduction in interest income associated with loans on non-accrual status was $882 thousand, $734 thousand and $198 thousand for the years ended December 31, 2007, 2006 and 2005

Information about impaired loans as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Loans for which there was a related allowance for credit losses	$6,234	$6,302	$6,233
Other impaired loans	3,653	2,174	480
Total impaired loans	$9,887	$8,476	$6,713

Average monthly balance of impaired loans	$6,843	$5,968	$5,790
Related allowance for credit losses	$2,644	$2,177	$1,396
Interest income recognized on an accrual basis	—	—	—
Interest income recognized on a cash basis	$98	$90	$253

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$12,167	$8,842	$8,367
Provision for loan losses	4,200	5,172	2,850
Charge-offs	(3,146)	(2,328)	(2,537)
Recoveries	312	481	162
Net charge-offs	2,834	1,847	2,375
Balance, end of year	$13,533	$12,167	$8,842

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2007 and 2006, were approximately $2.8 million and $2.2 million. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(In thousands)
Balance, beginning	$2,240	$3,171
Additions	1,316	914
Principal payments and other reductions	(764)	(1,845)
Balance, ending	$2,792	$2,240

Note  5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of these loans as of December 31, 2007 and 2006, is summarized as follows:

	2007	2006
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$942,579	$951,200
Federal Home Loan Mortgage Corporation (FHLMC)	1,549	1,913
Other investors	342	1,253
	944,470	954,366
Mortgage loans underlying pass-through securities—FNMA	—	11
	$944,470	$954,377

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.5 million and $4.7 million as of December 31, 2007 and 2006. There were no custodial balances on deposit with other financial institutions during 2007 and 2006.

An analysis of changes in mortgage servicing rights asset follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$9,867	$11,009	$11,858
Servicing rights originated and capitalized	1,236	1,602	1,909
Amortization	(2,853)	(2,744)	(2,758)
	$8,250	$9,867	$11,009

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$(752)	$(1,230)	$(3,487)
Aggregate reductions credited to operations	702	484	3,267
Aggregate additions charged to operations	(134)	(6)	(1,010)
	$(184)	$(752)	$(1,230)

The fair values of the MSRs were $8.5 million, $9.5 million and $10.5 million on December 31, 2007, 2006 and 2005, respectively.

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

Our MSRs are analyzed for impairment on a monthly basis. The underlying loans on all serviced loans are analyzed and, based upon the value of MSRs that are traded on the open market, a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to income.

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005

Prepayment Standard Assumption (PSA) speed	232.00%	193.00%	165.00%
Discount rate	10.00	10.00	9.01
Earnings rate	5.00	5.00	4.00

Note  6. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2007	2006
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	15,820	15,663
Furniture and equipment	22,343	20,641
	41,983	40,124
Accumulated depreciation	(17,912)	(15,869)
	$24,071	$24,255

Depreciation on premises and equipment totaled $2.3 million, $2.4 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005.

Note  7. Deposits

Deposits consisted of:

	December 31,
	2007	2006
	(In thousands)
Demand deposits, noninterest bearing	$50,751	$51,621
NOW and money market accounts	309,877	324,291
Savings deposits	277,138	227,433
Time certificates, $100,000 or more	327,618	351,562
Other time certificates	210,074	207,834
Total	$1,175,458	$1,162,741

At December 31, 2007, the scheduled maturities of time certificates were as follows:

(In thousands)
2008	$453,762
2009	27,325
2010	36,969
2011	13,152
2012	6,484
Thereafter	—
$537,692

The Company had no brokered deposits at December 31, 2007 or 2006.

Note  8. Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31, 2007 and 2006 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. The total value of loans under the blanket assignment as of December 31, 2007 was $431.1 million.

Maturity Date	Rate	Type	Index	Principal due	2007	2006
					(In thousands)
01/02/2007	4.121	Fixed	—	Monthly Amortization	$—	$276
01/02/2007	4.078	Fixed	—	Monthly Amortization	—	405
07/18/2008	3.221	Fixed	—	At maturity	40,000	40,000
03/22/2010	4.667	Fixed	—	At maturity	20,000	20,000
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,269	1,303
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008	7.250	Variable	Citibank Prime	Monthly Amortization	271	743
					$63,840	$65,027

The following is a summary of debt payments required for years after 2007. Included in 2008 is the final payment for the ESOP debt of $271 thousand:

(In thousands)
2008	$40,304
2009	36
2010	20,036
2011	36
2012	569
Thereafter	2,859
$63,840

Note  9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2007:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	7.82% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	7.82% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of December 31, 2007, 81.5% of the trust preferred securities noted in the table above qualified as Tier I capital and 18.5% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to the first two trust preferred securities issues and the issue paid off during 2006 (not presented in the above table) were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each 2007, 2006 and 2005, respectively, $14 thousand, $194 thousand and $20 thousand of these issuance costs were amortized. The total amount of the issuance costs of the issue paid off in 2006 was amortized during that year.  Unamortized issuance costs were $311 thousand, $325 thousand and $519 thousand at December 31, 2007, 2006 and 2005, respectively.  There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $498 thousand and $488 thousand on December 31, 2007 and 2006, respectively.

Note 10. Description of Leasing Arrangements

The Company is leasing land in Santa Fe with the intention of building an office on the site during 2008. The lease, has an 8 year term and expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. In addition, the Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2010. Lease payments for the years ended December 31, 2007, 2006 and 2005 totaled $361 thousand, $289 thousand and $112 thousand, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

(In thousands)
2008	$185
2009	185
2010	185
2011	185
2012	185
Thereafter	3,224
Total minimum lease payments	4,149
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	4,149
Less: Amount representing interest	(1,938)
Present value of net minimum lease payments	$2,211

Commitments for minimum future rentals under the operating leases were as follows at December 31, 2007:

(In thousands)
2008	$401
2009	127
2010	126
2011	37
2012	—
Thereafter	—
$691

Note  11. Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year. The employee’s interest in the ESOP vests over a period of seven years but will be reduced to a period of six years to comply with the requirements of the Pension Protection Act of 2006. The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP provides for annual discretionary contributions by the Company as determined by its Board of Directors. The Company’s discretionary contributions to the ESOP in 2007, 2006 and 2005 were approximately $483 thousand, $512 thousand and $462 thousand, respectively.

The ESOP had a note payable of $271 thousand outstanding with a local bank as of December 31, 2007. The note requires annual principal payments of $471 thousand with a final payment of principal on January 20, 2008. Interest is variable at Citibank Prime (7.25% at December 31, 2007) and is payable semi-annually. Collateral for this loan is Company stock owned by the ESOP and unallocated to the plan participants. Shares are released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years. Allocations of common stock released and forfeitures are based on the eligible base salary compensation of each participant. The note payable is recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

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

Shares of the Company held by the ESOP that were acquired prior to December 31, 1992 totaled 257,182 and 265,201 shares at December 31, 2007 and 2006, respectively.

Shares of the Company held by the ESOP that were acquired after December 31, 1992 are as follows:

	December 31,
	2007	2006
Allocated shares	324,220	248,557
Shares committed to be released	27,263	26,908
Unallocated (unearned) shares	16,937	44,200
Total shares acquired after December 31, 1992	368,420	319,665
Estimated fair value of unallocated (unearned) shares	$457,000	$1,271,000

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2007, 2006 and 2005. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2007, 2006 and 2005 was $666 thousand, $731 thousand and $683 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market. The put price is representative of the fair value of the stock. The Company may pay the purchase price over a five-year period. The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash. The fair value of the allocated shares subject to repurchase was $16.4 million and $16.8 million as of December 31, 2007 and 2006.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note  12. Stock Incentives

The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity; and mature at five years.

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

Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vest after adoption of the new standard. The Company uses the Black-Scholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights. Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company. Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.

The following table details the assumptions used in the Black-Scholes model for share-based compensation granted:

	Twelve Months Ended December 31,
	2007	2006	2005

Stock price volatility	14.74%	14.12%	14.12%
Risk-free rate	3.45%	4.35%	4.23%
Expected dividends	2.79%	2.29%	2.29%
Expected term (in years)	5	5	10

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of December 31, 2007, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	357,408	$25.92
Granted	103,000	26.86
Exercised	(11,013)	16.00
Forfeited or expired	—	—
Outstanding at December 31, 2007	449,395	$26.38	4.67	$1,894
Exercisable at December 31, 2007	251,895	$25.43	5.11	$1,088

The weighted-average grant date fair value of stock incentives granted during 2007, 2006 and 2005 was $3.74, $4.33 and $5.22, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $64 thousand, $168 thousand and $56 thousand.

As of December 31, 2007, there was $624 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 Plan and the 2005 Plan. That cost is expected to be recognized over a weighted-average vesting period of 3.6 years. There were 69,997 shares vested during 2007. The total amount expensed of the shares that vested is $238 thousand in 2007.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in 2005

2005
(In thousands except per share amounts)
Net income as reported	$11,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83)
Pro forma net income	$11,877
Earnings per share:
Basic — as reported	$1.80
Basic — pro forma	$1.79
Diluted — as reported	$1.79
Diluted — pro forma	$1.77

Note  13. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current income tax expense:
Federal	$7,608	$6,799	$5,658
State	972	1,170	983
Deferred income tax (benefit) expense:
Federal	(1,074)	(1,009)	468
State	(141)	(132)	60
Total income tax expense	$7,365	$6,828	$7,169

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	2007 Deferred		2006 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid Expenses	$—	$321	$—	$232
Allowance for loan losses	5,358	—	4,817	—
Mortgage servicing rights	—	3,194	—	3,609
Investment securities	—	137	—	215
Premises and equipment	—	1,248	—	1,297
Stock dividends on FHLB stock	—	316	—	365
Loans	527	—	300	—
Unrealized gain on securities available for sale	—	46	105	—
Accrued compensation	274	—	251	—
Employee stock ownership plan (ESOP) compensation	17	—	38	—
Stock options and stock appreciation rights expensed	209	—	115	—
Other real estate owned (OREO)	—	—	—	—
Total deferred taxes	$6,385	$5,262	$5,626	$5,718

The net deferred tax asset of $1.1 million and deferred tax liability of $92 thousand in 2007 and 2006, respectively, was reported in other liabilities.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$7,243	35.00%	$5,999	35.00%	$6,695	35.00%
Net tax exempt interest income	(336)	(1.62)	(276)	(1.61)	(247)	(1.29)
Interest disallowance	49	0.24	30	0.18	23	0.12
Other, net	(283)	(1.37)	400	2.33	22	0.12
State income tax net of federal benefit	692	3.34	675	3.94	676	3.53
Provision for income taxes	$7,365	35.59%	$6,828	39.84%	$7,169	37.48%

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

At December 31, 2007 and 2006, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2007	December 31, 2006
	(In thousands)
Unfunded commitments under lines of credit	$206,424	$192,252
Commercial and standby letters of credit	20,321	31,100

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

Outstanding Letters of Credit: In addition to short and long term borrowings from the Federal Home Loan Bank (FHLB), the FHLB has issued letters of credit to various public entities with deposits at the Bank. These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law. The total value of these letters of credit was $129.7 million and $128.1 million as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, all letters of credit had original terms of one year. These letters are secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures our short and long term borrowings from FHLB.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2007 and 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $26 thousand and $66 thousand as of December 31, 2007 and 2006, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2007 include commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At December 31, 2007 the Company had notional amounts of $2.0 million contracts with customers and $10.0 million contracts with FNMA in interest rate lock commitments outstanding related to loans being originated for sale. The related fair values of these commitments were an asset of $17 thousand and a liability of $25 thousand as of December 31, 2007.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $164.8 million and $166.1 million as of December 31, 2007 and 2006, respectively. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	At December 31,
	2007	2006
	(In thousands)
Fixed-rate (ranging from 4.0% to 11.5%)	$21,743	$48,174
Adjustable-rate	143,067	117,975
Total	$164,810	$166,149

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2007.

As of December 31, 2007, the Bank was “well capitalized” as defined by OCC regulations. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category subsequent to this time.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$137,100	12.11%	$90,606	8.00%	N/A	N/A
Bank only	130,713	11.60	90,109	8.00	$112,636	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	116,908	10.32	45,303	4.00	N/A	N/A
Bank only	117,179	10.40	45,054	4.00	67,582	6.00
Tier 1 capital (to average assets):
Consolidated	116,908	8.19	57,071	4.00	N/A	N/A
Bank only	117,179	8.25	56,788	4.00	70,985	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$128,402	11.50%	$89,304	8.00%	N/A	N/A
Bank only	121,655	10.97	88,724	8.00	$110,905	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	107,125	9.60	44,652	4.00	N/A	N/A
Bank only	109,485	9.87	44,362	4.00	66,543	6.00
Tier 1 capital (to average assets):
Consolidated	107,125	7.97	53,757	4.00	N/A	N/A
Bank only	109,485	8.17	53,594	4.00	66,993	5.00

_________________________

N/A—not applicable

Note  18. Fair Value Information

Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument.

	Carrying Amount	Estimated Fair Value
	(In thousands)
December 31, 2007
Investments:
Available for sale	$99,590	$99,590
Held to maturity	9,159	9,159
Other investments	7,380	7,380
Loans, net	1,157,573	1,160,060
Mortgage servicing rights	8,066	8,531
Rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	17	17
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	25	25
Time deposits	537,692	539,754
Short- and long-term borrowings	63,569	64,600
Junior subordinated debt owed to unconsolidated trusts	37,116	37,973
Borrowings made by Employee Stock Ownership Plan (ESOP)	271	271

December 31, 2006
Investments:
Available for sale	$87,950	$87,950
Held to maturity	10,968	10,961
Other investments	7,936	7,936
Loans, net	1,119,557	1,097,391
Mortgage servicing rights	9,115	9,457
Rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	7	7
Rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	113	113
Time deposits	559,396	558,215
Short- and long-term borrowings	64,284	59,814
Junior subordinated debt owed to unconsolidated trusts	37,116	37,105
Borrowings made by Employee Stock Ownership Plan (ESOP)	743	743

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

Note  19. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets
Cash	$5,172	$3,967
Investments in subsidiaries	120,310	113,309
Other assets	5,600	5,560
Total assets	$131,082	$122,836

Liabilities and Stockholders’ Equity
Dividends payable	$2,600	$2,302
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	3,339	2,740
Stock owned by Employee Stock Ownership Plan (ESOP) participants	16,656	17,438
Stockholders’ equity	71,371	63,240
Total liabilities and stockholders’ equity	$131,082	$122,836

Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Dividends from subsidiaries	$8,734	$7,514	$6,366
Interest and other income	242	—	—
Interest and other expense	(3,699)	(3,718)	(2,780)
Income before income tax benefit and equity in undistributed net income of subsidiaries	5,277	3,796	3,586
Income tax benefit	1,558	1,363	1,065
Income before equity in undistributed net income of subsidiaries	6,835	5,159	4,651
Equity in undistributed net income of subsidiaries	6,494	5,152	7,309
Net income	$13,329	$10,311	$11,960

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities
Net income	$13,329	$10,311	$11,960
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	194	20
Equity in undistributed net income of subsidiaries	(6,494)	(5,152)	(7,309)
Decrease (increase) in taxes receivable from subsidiaries	680	(678)	2
(Increase) in other assets	(54)	(95)	(711)
Increase (decrease) in other liabilities	607	1	(346)
(Decrease) increase in TPS accrued dividend payable	(10)	(6)	83
Tax benefit recognized for exercise of stock options	(57)	(331)	(272)
Net cash provided by operating activities	8,015	4,244	3,427
Cash Flows From Investing Activities
Purchase of loans	—	(2,211)	—
Acquisition of leased property under capital leases	—	(2,211)	—
Investments in and advances to subsidiaries	(238)	(821)	(8,310)
Net cash (used in) investing activities	(238)	(5,243)	(8,310)

Cash Flows From Financing Activities
Purchase of treasury stock	(2,509)	(2,926)	(6,422)
Issuance of treasury stock	471	1,656	938
Dividends paid	(4,560)	(4,461)	(3,998)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(31)	(48)	(59)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	10,310	10,310
Repayment of junior subordinated debt owed to unconsolidated trusts	—	(6,186)	—
Acquisition of obligations under capital leases	—	2,211	—
Tax benefit recognized for exercise of stock options	57	331	272
Net cash (used in) provided by financing activities	(6,572)	887	1,041
Net increase (decrease) in cash	1,205	(112)	(3,842)
Cash:
Beginning of year	3,967	4,079	7,921
End of year	$5,172	$3,967	$4,079

Note  20. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2007				Three Months Ended 2006
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$24,447	$25,039	$23,669	$23,834	$23,198	$21,717	$20,865	$19,254
Interest expense	12,204	12,348	11,804	11,642	11,649	10,386	9,093	8,088
Net interest income	12,243	12,691	11,865	12,192	11,549	11,331	11,772	11,166
Provision for loan losses	1,050	1,050	1,050	1,050	1,050	1,322	900	1,900
Net interest income after provision for loan losses	11,193	11,641	10,815	11,142	10,499	10,009	10,872	9,266
Other income	2,552	2,653	2,875	2,428	2,040	2,776	2,903	2,396
Other expense	8,656	8,618	8,595	8,736	9,041	7,855	8,333	8,393
Income before income taxes	5,089	5,676	5,095	4,834	3,498	4,930	5,442	3,269
Income taxes	1,813	1,944	1,831	1,777	1,700	1,860	2,100	1,168
Net income	$3,276	$3,732	$3,264	$3,057	$1,798	$3,070	$3,342	$2,101

Basic earnings per share	$0.51	$0.57	$0.50	$0.47	$0.27	$0.47	$0.51	$0.32

Diluted earnings per share	$0.50	$0.57	$0.50	$0.46	$0.28	$0.46	$0.50	$0.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 47 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is incorporated herein by reference to Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 under the headings indicated: information with respect to Trinity’s directors, under the heading “Item I - Election of Directors;” information regarding Trinity’s audit committee and its designation of an audit committee financial expert, under the heading “Board of Directors and Corporate Governance – Audit Committee;” information regarding compliance with Section 16(a) of the Securities Exchange Act, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and information regarding Trinity’s executive officers, under the heading “Trinity’s Named Executive Officers.”

Trinity’s Code of Business Conduct and Business Ethics (the “Code”) exemplifies Trinity’s history of requiring adherence to high standards of ethical conduct and business practices. Trinity’s Code is available on Trinity’s website at www.lanb.com/tcc/management.asp. All of Trinity’s employees, officers, including the Chief Executive Officer, the Chief Financial Officer, and all directors are required to fully comply with the Code. If Trinity’s Code is amended or a waiver is granted, such modification or waiver will be posted promptly on the website in accordance with SEC rules.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference; provided, however, that the Compensation Committee Report will not be deemed to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and is incorporated herein by reference.

Aggregated Equity Plan Information.Our current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by shareholders at the 1998 Annual Meeting and the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by shareholders at the 2005 Annual Meeting. The following table provides information regarding the plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	445,395	$ 26.39	333,500
Equity compensation plans not approved by security holders	—	—	—
Total	445,395	$ 26.39	333,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 under the headings “Board of Directors and Corporate Governance – Director Independence” and “Board of Directors and Corporate Governance – Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 under the heading “Item II – Approval of Independent Registered Public Accountants” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits. The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (1)	Amended and Restated By-Laws of Trinity Capital Corporation

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (2)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company.

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.3 (1)	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (6)	Director fee schedule

10.8 (2)	Form of stock appreciation right grant agreement

10.9	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.10	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.11	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated March 13, 2008.

10.12	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008.

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Audit Committee Charter

_________________________

(1)	Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K filed August 22, 2005
(3)	Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 17, 2008
William C. Enloe	and Director

/s/ Daniel R. Bartholomew
Daniel R. Bartholomew	Chief Financial Officer	March 17, 2008
and Principal Accounting Officer
/s/ Jeffrey F. Howell
Jeffrey F. Howell	Chairman of the Board and Director	March 17, 2008

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 17, 2008

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 17, 2008

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 17, 2008

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 17, 2008

/s/ Stanley D. Primak
Stanley D. Primak	Director	March 17, 2008

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 17, 2008

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 17, 2008

/s/ Robert P. Worcester
Robert P. Worcester	Vice-Chairman and Director	March 17, 2008