Form 10-Q
period 2008-03-31
TRINITY CAPITAL CORP
filed 2008-05-12
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,499,587 shares of common stock, no par value, outstanding as of May 8, 2008.

1

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$29,405	$21,194
Interest-bearing deposits with banks	8,101	24,173
Federal funds sold and securities purchased under resell agreements	5,795	157
Cash and cash equivalents	43,301	45,524
Investment securities available for sale	124,692	99,590
Investment securities held to maturity, at amortized cost (fair value of $9,105 at March 31, 2008 and $9,159 at December 31, 2007)	9,105	9,159
Other investments	7,435	7,380
Loans (net of allowance for loan losses of $13,952 at March 31, 2008 and $13,533 at December 31, 2007	1,185,632	1,157,573
Loans held for sale	13,090	10,172
Premises and equipment, net	24,075	24,071
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	9,552	9,781
Mortgage servicing rights, net	7,716	8,066
Other real estate owned	1,073	1,358
Other assets	5,001	4,838
Total assets	$1,432,883	$1,379,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$81,991	$88,575
Interest-bearing	1,144,736	1,086,883
Total deposits	1,226,727	1,175,458
Short-term borrowings	40,000	40,000
Long-term borrowings	23,560	23,569
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	—	271
Accrued interest payable	6,778	6,721
Other liabilities	4,973	6,350
Total liabilities	1,341,365	1,291,696

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Amounts in thousands, except share data)

(Continued from prior page)

	March 31, 2008	December 31, 2007
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 645,602 shares and 625,602 shares at March 31, 2008 and December 31, 2007, respectively, at fair value; net of unearned ESOP shares of 0 and 16,937 shares at March 31, 2008 and December 31, 2007, respectively, at historical cost	$16,463	$16,656
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,499,587 and 6,482,650 at March 31, 2008 and December 31, 2007, respectively	6,836	6,836
Additional paid-in capital	1,644	1,520
Retained earnings	75,886	72,610
Accumulated other comprehensive income	356	72
Total stockholders' equity before treasury stock	84,722	81,038
Treasury stock, at cost, 357,213 shares at March 31, 2008 and December 31, 2007, respectively	(9,667)	(9,667)
Total stockholders' equity	75,055	71,371
Total liabilities and stockholders' equity	$1,432,883	$1,379,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest income:
Loans, including fees	$20,672	$22,142
Investment securities:
Taxable	832	935
Nontaxable	196	282
Federal funds sold	76	20
Other interest-bearing deposits	311	432
Investment in unconsolidated trusts	22	23
Total interest income	22,109	23,834
Interest expense:
Deposits	9,109	10,255
Short-term borrowings	323	13
Long-term borrowings	289	612
Long-term capital lease obligations	67	—
Junior subordinated debt owed to unconsolidated trusts	750	762
Total interest expense	10,538	11,642
Net interest income	11,571	12,192
Provision for loan losses	1,050	1,050
Net interest income after provision for loan losses	10,521	11,142
Other income:
Mortgage loan servicing fees	614	623
Loan and other fees	852	728
Service charges on deposits	425	380
Gain on sale of loans	654	409
Gain on sale of securities	555	—
Other operating income	348	288
	3,448	2,428
Other expenses:
Salaries and employee benefits	4,907	4,645
Occupancy	833	982
Data processing	539	447
Marketing	620	486
Amortization and valuation of mortgage servicing rights	906	734
Supplies	168	185
Loss (gain) on sale of other real estate owned	31	(22)
Postage	176	175
Other	1,223	1,104
	9,403	8,736
Income before income taxes	4,566	4,834
Income taxes	1,712	1,777
Net income	$2,854	$3,057
Basic earnings per common share	$0.44	$0.47
Diluted earnings per common share	$0.44	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities
Net income	$2,854	$3,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	569
Net amortization of:
Mortgage servicing rights	720	699
Premium and discounts on investment securities, net	87	(156)
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	3
Provision for loan losses	1,050	1,050
Recovery of mortgage servicing rights	186	35
Loss on disposal of premises and equipment	(2)	—
(Gain) on sale of investment securities	(555)	—
Federal Home Loan Bank (FHLB) stock dividends received	(43)	(66)
Loss on venture capital investments	31	—
Gain on sale of loans	(654)	(409)
Loss on disposal of other real estate owned	20	—
Write-down of value of other real estate owned	15	—
(Increase) decrease in other assets	(123)	987
Increase in other liabilities	1,278	631
Release of Employee Stock Ownership Plan (ESOP) shares	298	566
Stock options and stock appreciation rights expenses	54	60
Net cash provided by operating activities before originations and gross sales of loans	5,822	7,026
Gross sales of loans held for sale	52,600	21,570
Origination of loans held for sale	(55,420)	(20,887)
Net cash provided by operating activities	3,002	7,709

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows From Investing Activities

Proceeds from maturities and paydowns of investment securities, available for sale	$36,938	$19,810
Proceeds from maturities and paydowns of investment securities, held to maturity	54	51
Proceeds from maturities and paydowns of investment securities, other	—	626
Proceeds from sale of investment securities, available for sale	48,980	—
Purchase of investment securities available for sale	(110,083)	(20,563)
Purchase of investment securities other	(43)	(203)
Proceeds from sale of other real estate owned	400	—
Loans funded, net of repayments	(29,259)	(29,788)
Purchases of premises and equipment	(605)	(507)
Net cash (used in) investing activities	(53,618)	(30,574)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	37,121	(3,529)
Net increase (decrease) in time deposits	14,148	(1,276)
Repayment of borrowings	(9)	(689)
Repayment of ESOP debt	(271)	(471)
Purchase of treasury stock	—	(647)
Dividend payments	(2,596)	(2,302)
Net cash provided by financing activities	48,393	(8,914)
Net (decrease) in cash and cash equivalents	$(2,223)	$(31,779)
Cash and cash equivalents:
Beginning of period	45,524	73,590
End of period	$43,301	$41,881
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,481	$11,564
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	150	372
Dividends declared, not yet paid	2	—
Change in unrealized gain on investment securities, net of taxes	469	(76)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. Due to changes in the requirements of third-party investors for the sale of loans originated by the Bank, the Bank will no longer be permitted to use the appraisal services of an affiliated company, including TCC Appraisals. Due to this rule change, Trinity sold the assets of TCC Appraisals’ as of May 1, 2008. Trinity is in the process of terminating the business of TCC Appraisals.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements filed on Form 10-K.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $3.1 million for each three month periods ended March 31, 2008 and March 31, 2007.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Unaudited; In thousands except for share and per share data)
Net income	$2,854	$3,057
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(357,213)	(288,571)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(2,420)	(23,001)
Weighted average common shares outstanding, net	6,497,167	6,545,228
Basic earnings per common share	$0.44	$0.47
Weighted average dilutive shares from stock option plan	29,246	44,243
Weighted average common shares outstanding including dilutive shares	6,526,413	6,589,471
Diluted earnings per common share	$0.44	$0.46

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect at current market prices. The total number of shares excluded was 262,500 as of March 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Statement 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement 141(R) also will reduce the complexity of existing GAAP. The newly issued standard includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance. Statement 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company believes that adoption of these new standards on January 1, 2009, will not have a material effect on its financial statements.

Note 5. Stock Option Plan

The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity. All stock appreciation rights vest and mature at five years.

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

The following table details the assumptions used in by the Black-Scholes model for valuing share-based compensation granted. There were no stock options or stock appreciation rights granted during the three months ended March 31, 2008. The weighted-average grant date fair value of stock incentives granted during the three months ended March 31, 2007 was $4.32.

	Three Months Ended March 31,
	2008	2007

Stock price volatility	—	12.82%
Risk-free rate	—	4.70%
Expected dividends	—	2.40%
Expected term (in years)	—	5

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of March 31, 2008, and changes during the year is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	449,395	$26.38
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2008	449,395	$26.38	4.42	$1,894
Exercisable at March 31, 2008	251,895	$25.43	4.86	$1,088

No stock options were exercised during the three months ended March 31, 2008 or March 31, 2007.

As of March 31, 2008, there was $587 thousand of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan and the 2005 Plan. That cost is expected to be recognized over a weighted-average vesting period of 3.3 years. There were no shares vested during the three months ending March 31, 2008. However, shares that will vest August 15, 2008 have been ratably expensed in the amount of $18 thousand in the first three months of 2008. In addition, we expensed $36 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million as of March 31, 2008 and December 31, 2007.

Note 7. Long Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $23.6 million as of March 31, 2008 and December 31, 2007. As of March 31, 2008, the advances had fixed interest rates ranging from 4.67% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe with the intention of building an office on the site during 2008. The lease, which was entered into in December 2006 and expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. Lease payments for the three months ended March 31, 2008 and 2007 were $46 thousand and $48, respectively.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2008.

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	5.78% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	5.78% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2008, 84.7% of the trust preferred securities noted in the table above qualified as Tier I capital and 15.3% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three months periods ended March 31, 2008 and 2007, $3 thousand of these issuance costs were amortized. Unamortized issuance costs were $307 thousand and $311 thousand at March 31, 2008 and December 31, 2007, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $208 thousand and $498 thousand on March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the following credit-related commitments were outstanding:

	Contract Amount
	March 31,	December 31,
	2008	2007
	(In thousands)
Unfunded commitments under lines of credit	$198,569	$206,424
Commercial and standby letters of credit	21,548	20,321

Commitments to extend credit under lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Overdraft protection agreements are uncollateralized, but most other unfunded commitments under lines of credit have collateral. These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At March 31, 2008 and December 31, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $21 thousand and $26 thousand as of March 31, 2008 and December 31, 2007, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”) as further discussed within Item 1A of Part I of Trinity’s Form 10-K for the year ended December 31, 2007. The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the State of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Note 11. Litigation

Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Note 12. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for financial assets and financial liabilities. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$345	$—	$—	$345
Securities available for sale	—	124,692	—	124,692
Derivative assets	—	40	—	40
Derivative liabilities	—	49	—	49

Foreign currency in vault is valued at current market values in actively traded currency markets. Changes in fair market values are recorded in other income.

Securities available for sale are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Derivative assets and liabilities represent interest rate contracts between the Company and loan customers, and between the Company and outside parties to whom we have made a commitment to sell residential mortgage loans at a set interest rate. These are valued based upon the differential between the interest rates upon the inception of the contract and the current market interest rates for similar products. Changes in market value are recorded in current earnings.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$6,538	$6,538
Loans held for sale	—	13,090	—	13,090
Mortgage servicing rights	—	7,716	—	7,716

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $531 thousand for the three months ended March 31, 2008. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA). Market pricing is based upon mortgage loans with similar terms and interest rates. Changes in market value are recorded in current earnings.

Mortgage servicing rights (MSRs) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2007.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2007. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of March 31, 2008, mortgage loans serviced for others totaled $949.5 million. The MSRs on these loans total $7.7 million as of March 31, 2008. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$8,250	$9,867
Servicing rights originated and capitalized	556	232
Amortization	(720)	(699)
	$8,086	$9,400

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$(184)	$(752)
Aggregate reductions credited to operations	960	99
Aggregate additions charged to operations	(1,146)	(134)
	$(370)	$(787)

The fair values of the MSRs were $8.2 million and $8.5 million on March 31, 2008 and December 31, 2007, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of March 31, 2008, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of March 31, 2008, December 31, 2007 and March 31, 2007:

	At March 31, 2008	At December 31, 2007	At March 31, 2007

Prepayment Standard Assumption (PSA) speed	252.00%	232.00%	205.00%
Discount rate	10.00	10.00	10.00
Earnings rate	4.75	5.00	5.00

Overview

The Company’s net income decreased by $422 thousand (12.9%) from the quarter ended December 31, 2007 to the quarter ended March 31, 2008. In addition, the Company’s net income decreased $203 thousand (6.6%) from the first quarter of 2007 to the first quarter of 2008. The decrease from the fourth quarter of 2007 and the decrease from the first quarter of 2007 were primarily due to an increase in non-interest expenses and a decrease in net interest income. Total assets grew $53.2 million (3.9%) from December 31, 2007 to March 31, 2008.

Results of Operations-Income Statement Analysis

General. Net income for the first quarter of 2008 decreased to $2.9 million or $0.44 diluted earnings per share, compared to $3.1 million or $0.46 diluted earnings per share for the same period in 2007, a decrease of $203 thousand (6.6%) in net income and a decrease in earnings per share of $0.02 (4.3%). This decrease in net income was primarily due to an increase in non-interest expense of $667 thousand and a decrease in net interest income of $621 thousand. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits, an increase in the valuation allowance for mortgage servicing rights due to falling interest rates and an increase in marketing expenses. The decrease in net interest income was primarily due to a decrease in the yield on interest-earning assets, due to a declining rate environment. In addition, non-interest income increased $1.0 million. The increase in non-interest income was mainly due to an increase in the gain on sale of securities and an increase in the gain on sale of loans. Income tax expenses decreased $65 thousand due to lower pre-tax income.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three months ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans (1)	$1,171,908	$20,672	7.09%	$1,158,093	$22,142	7.75%
Taxable investment securities	86,721	832	3.86	79,383	935	4.78
Investment securities exempt from federal income taxes (2)	15,519	310	8.03	24,846	439	7.17
Federal funds sold	9,147	76	3.34	1,877	20	4.32
Other interest-bearing deposits	39,894	311	3.14	33,216	432	5.27
Investment in unconsolidated trust subsidiaries	1,116	22	7.93	1,116	23	8.36
Total interest-earning assets	1,324,305	22,223	6.75	1,298,531	23,991	7.49
Non-interest-earning assets	61,761			59,938
Total assets	$1,386,066			$1,358,469

Interest-bearing Liabilities:
Deposits:
NOW deposits	$91,335	$381	1.68%	$92,641	$583	2.55%
Money market deposits	198,019	884	1.80	192,258	1,107	2.34
Savings deposits	271,917	1,471	2.18	236,017	1,505	2.59
Time deposits over $100,000	322,980	3,885	4.84	345,918	4,443	5.21
Time deposits under $100,000	216,287	2,488	4.63	213,895	2,617	4.96
Short-term borrowings, including ESOP borrowings under 1 year	40,039	323	3.24	931	13	5.66
Long-term borrowings, including ESOP borrowings over 1 year	23,563	289	4.93	63,599	612	3.90
Long-term capital lease obligations	2,211	67	12.19	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	750	8.13	37,116	762	8.33
Total interest-bearing liabilities	1,203,467	10,538	3.52	1,182,375	11,642	3.99
Demand deposits--non-interest-bearing	41,984			36,551
Other non-interest-bearing liabilities	50,430			56,691
Stockholders' equity, including stock owned by ESOP	90,185			82,852
Total liabilities and stockholders equity	$1,386,066			$1,358,469
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$11,685	3.23%		$12,349	3.50%
Net interest margin on a fully tax-equivalent basis(4)			3.55%			3.86%
Net interest margin(4)			3.51%			3.81%

________________

(1)

Average loans include non-accrual loans of $12.5 million and $7.9 million for March 31, 2008 and 2007, respectively.  Interest income includes loan origination fees of $699 thousand and $854 thousand for the three months ended March 31, 2008 and 2007, respectively.

(2)	Table of Contents Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.
(3)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

For the first quarter of 2008, net interest income on a fully tax-equivalent basis decreased $664 thousand (5.4%) to $11.7 million from $12.3 million for the first quarter of 2007. The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $1.8 million (7.4%), which was partially offset by a decrease in interest expense of $1.1 million (9.5%). Interest income decreased mainly due to a decrease in the yield on interest-earning assets of 74 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $2.1 million. This was partially offset by an increase in average interest-earning assets of $25.8 million (2.0%), which accounted for an increase of $298 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 47 basis points, which accounted for $1.1 million of the decrease. This was slightly offset by an increase in average total interest-bearing liabilities of $21.1 million (1.8%), accounting for an increase in $39 thousand of the increase in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 31 basis points to 3.55% for the quarter ended March 31, 2008 from 3.86% for the quarter ended March 31, 2007.

The lower interest rate environment in 2008 has resulted in an industry-wide compression of net interest margin, and we have experienced this as well. Many of our loan products have variable rates, and as a result, have repriced to lower rates. We have taken steps to address this issue by aggressively changing deposit rates to reflect the lower interest rate environment. However, some compression is expected even with proactive measures due to competitive pricing pressures for deposits.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ending March 31,
	2008	2007

Net interest income	$11,571	$12,192
Tax-equivalent adjustment to net interest income	114	157
Net interest income, fully tax-equivalent basis	$11,685	$12,349

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

	Three Months Ended March 31,
	2008 Compared to 2007
	Change Due	Change Due	Total
	to Volume	to Rate	Change
	(In thousands)
Interest Earning Assets:
Loans	$261	$(1,731)	$(1,470)
Taxable investment securities	81	(184)	(103)
Investment securities exempt from federal income taxes(1)	(180)	51	(129)
Federal funds sold	61	(5)	56
Other interest bearing deposits	75	(196)	(121)
Investment in unconsolidated trust subsidiaries	—	(1)	(1)
Total increase (decrease) in interest income	298	(2,066)	(1,768)
Interest Bearing Liabilities:
NOW deposits	(8)	(194)	(202)
Money market deposits	32	(255)	(223)
Savings deposits	211	(245)	(34)
Time deposits over $100,000	(284)	(274)	(558)
Time deposits under $100,000	29	(158)	(129)
Short-term borrowings	324	(14)	310
Long-term borrowings	(332)	9	(323)
Long-term capital lease obligations	67	—	67
Junior subordinated debt owed to unconsolidated trusts	—	(12)	(12)
Total increase (decrease) in interest expense	39	(1,143)	(1,104)
Increase (decrease) in net interest income	$259	$(923)	$(664)

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$614	$623	$(9)
Loan and other fees	852	728	124
Service charges on deposits	425	380	45
Gain on sale of loans	654	409	245
Gain on sale of securities	555	—	555
Other operating income	348	288	60
	$3,448	$2,428	$1,020

In the first quarter of 2008, other income increased from the first quarter of 2007 by $1.0 million (42.0%) from $2.4 million in 2007 to $3.4 million in 2008. There was a gain on sale of securities of $555 thousand in 2008, and there was no such gain in 2007. These securities were sold as part of our liquidity and interest-rate risk management. Gain on sale of loans increased $245 thousand (59.9%) from 2007 to 2008 due to a higher volume of loans sold between the two periods. Loans and other fees increased $124 thousand (17.0%) largely due to increased trust department fee income from fees collected on probate and agency accounts related to increased account activity.

Other Expenses.  Changes in other expenses between the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,907	$4,645	$262
Occupancy	833	982	(149)
Data processing	539	447	92
Marketing	620	486	134
Amortization and valuation of mortgage servicing rights	906	734	172
Supplies	168	185	(17)
Loss on sale of other real estate owned	31	(22)	53
Postage	176	175	1
Other	1,223	1,104	119
	$9,403	$8,736	$667

For the first quarter of 2008, other expenses increased $667 thousand (7.6%) to $9.4 million in 2008 from $8.7 million in the first quarter of 2007.  Salaries and employee benefits increased $262 thousand (5.6%) due to normal merit increases in salaries and a slight increase in staff. Amortization and valuation of mortgage servicing rights increased $172 thousand (23.4%) due to an increase in the valuation allowance associated with the mortgage servicing right assets. The increase in the valuation allowance was due to a decrease in interest rates between 2007 and 2008. Occupancy expenses decreased $149 thousand (15.2%) mainly due to a decrease in maintenance expense between the two periods. Marketing expenses increased $134 thousand (27.6%) due to an increase in advertising expenses from advertising campaigns initiated in the first quarter of 2008.

Income Taxes. In the first quarter of 2008, income tax expense decreased $65 thousand (3.7%) over the first quarter of 2007, decreasing from $1.8 million in 2007 to $1.7 million in 2008. The effective tax rate increased to 37.5% in the first quarter of 2008 compared to 36.8% in the first quarter of 2007. The decrease was mainly attributable to a change in the estimation of current income tax expense.

Financial Condition-Balance Sheet Analysis

General. Total assets at March 31, 2008 were $1.4 billion, an increase of $53.2 million (3.9%) from December 31, 2007. Net loans accounted for most of this change, increasing $28.1 million (2.4%) during the first three months of 2008. Investment securities available for sale also increased $25.1 million (25.2%) during the same period. During the same period, total liabilities increased by $49.7 million (3.8%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $51.3 million (4.4%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.5 million (4.0%) to $91.5 million on March 31, 2008 compared to $88.0 million on December 31, 2007.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities Available for Sale:
Government sponsored agencies	$117,720	$118,250	$93,081	$93,201	$73,943	$73,772
States and political subdivisions	6,386	6,439	6,391	6,385	15,183	15,112
Equity securities	1	3	1	4	1	5
Total investment securities available for sale	$124,107	$124,692	$99,473	$99,590	$89,127	$88,889
Investment securities Held to Maturity:
States and political subdivisions	$9,105	$9,105	$9,159	$9,159	$10,916	$10,912
Total investment securities held to maturity	$9,105	$9,105	$9,159	$9,159	$10,916	$10,912
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$6,319	$6,319	$6,264	$6,264	$6,463	$6,463
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other investments	$7,435	$7,435	$7,380	$7,380	$7,579	$7,579

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$113,987	9.49%	$118,670	10.12%	$122,580	10.54%
Commercial real estate	393,743	32.77	382,909	32.65	401,984	34.58
Residential real estate	364,351	30.33	360,934	30.77	339,762	29.22
Construction real estate	246,776	20.54	249,284	21.26	241,224	20.75
Installment and other	82,499	6.87	61,028	5.20	57,107	4.91
Total loans	1,201,356	100.00	1,172,825	100.00	1,162,657	100.00
Unearned income	(1,772)		(1,719)		(2,199)
Gross loans	1,199,584		1,171,106		1,160,458
Allowance for loan losses	(13,952)		(13,533)		(12,535)
Net loans	$1,185,632		$1,157,573		$1,147,923

Total loans increased $28.5 million (2.4%) to $1.2 billion at March 31, 2008 from $1.2 billion at December 31, 2007. The increase was due primarily to growth in the Company’s installment and other loans and commercial real estate portfolios. During the same period, there was a slight drop in the commercial and construction real estate portfolios.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2008	At December 31, 2007	At March 31, 2007
	(Dollars in thousands)
Non-accruing loans	$12,902	$11,789	$9,424
Loans 90 days or more past due, still accruing interest	—	—	—
Total non-performing loans	12,902	11,789	9,424
Other real estate owned	1,073	1,358	537
Other repossessed assets	40	4	10
Total non-performing assets	$14,015	$13,151	$9,971
Total non-performing loans to total loans	1.07%	1.01%	0.81%
Allowance for loan losses to non-performing loans	108.14%	114.79%	133.01%
Total non-performing assets to total assets	0.98%	0.95%	0.74%

At March 31, 2008, total non-performing assets increased $864 thousand (6.6%) to $14.0 million from $13.2 million at December 31, 2007, primarily due to increases in non-performing loans of $1.1 million. Non-performing loans increased mainly due to a construction relationship and a residential real estate relationship being placed on non-accrual status in 2008. The collateral on the construction relationship is valued at $380 thousand, with a total loan balance of $645 thousand. The $265 thousand that exceeds the collateral value has been specifically allocated in the reserve for loan loss. The residential real estate relationship collateral is valued at $459 thousand, with a total loan balance of $694 thousand. The $235 thousand that exceeds the collateral value has been specifically allocated in the reserve for loan loss.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$13,533	$12,167
Provision for loan losses	1,050	1,050
Charge-offs	(723)	(836)
Recoveries	92	154
Net charge-offs	(631)	(682)
Balance at end of period	$13,952	$12,535
Gross loans at end of period	$1,199,584	$1,160,458
Ratio of allowance to total loans	1.16%	1.08%
Ratio of net charge-offs to average loans (1)	0.22%	0.24%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2008 totaled $631 thousand, a decrease of $51 thousand (7.5%), from $682 thousand for the three months ended March 31, 2007. The majority of the charge-offs were installment and commercial loans. The decrease in net charge-offs for the first quarter of 2008 was primarily due to a decrease in charge-offs from the commercial real estate portfolio. The provision for loan losses was unchanged in the two periods based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,363	9.49%	$4,551	10.12%	$4,577	10.54%
Commercial and residential real estate	4,483	63.10	4,308	63.42	5,044	63.80
Construction real estate	4,143	20.54	3,703	21.26	2,227	20.75
Installment and other	1,137	6.87	1,017	5.20	856	4.91
Unallocated	(174)	N/A	(46)	N/A	(169)	N/A
Total	$13,952	100.00%	$13,533	100.00%	$12,535	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $1.4 million (11.3%) from March 31, 2007 to March 31, 2008. This was mainly due to an increase in the allowance allocated to construction loans, and was partially offset by a decrease in the allocation for commercial and residential real estate loans. The allocation for construction loans increased $1.9 million (86.0%) from March 31, 2007 to March 31, 2008, mainly due to an increase in historical loss experience (based on regression analysis) of $1.2 million. The allocation for commercial and residential real estate loans decreased $561 thousand (11.1%), mainly due to a decrease in historical loss experience (based on regression analysis) of $720 thousand, which was partially offset by an increase for specifically identified loans of $210 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method .The impairment amount is normally recorded as a specifically identified allocation in the reserve allowance. Total loans which were deemed to have been impaired as of March 31, 2008 were $9.7 million. Collateral associated with these impaired loans (less estimated selling costs) totaled $6.5 million, for a total impairment value of $3.2 million. This impairment is included in the allowance for loan losses as an allocation for specifically identified loans.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured as of March 31, 2008 were $4.6 million.

The Bank expects somewhat slower growth in its loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year. The Bank anticipates the volume of commercial real estate and construction loans to slow as home builders attempt to reduce inventory and cut back on new starts of residential properties. Overall, the outlook for the New Mexico economy in 2008 is expected to be moderate and one of restrained growth. Nonfarm employment growth reached only 0.9% in 2007, and is expected to reach only 1.0% in 2008. Housing construction overall is expected to remain depressed throughout the remainder of 2008, but experience a modest recovery toward the middle of 2009. Total net charge-offs have decreased $51 thousand over the first three months of last year mostly due to decreases of commercial non-real estate charge offs.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At March 31, 2008	At December 31, 2007	At March 31, 2007
	(Dollars in thousands)
Loans classified as:
Substandard	$35,218	$19,053	$21,973
Doubtful	3,175	2,644	1,625
Total adversely classified loans	38,393	21,697	23,598
Other real estate owned	1,073	1,358	537
Other repossessed assets	40	4	10
Total adversely classified assets	$39,506	$23,059	$24,145
Special mention loans	$20,607	$30,715	$3,092

Total adversely classified assets increased $15.4 million (63.6%) from March 31, 2007 to March 31, 2008. The main reason for the increase was an increase of $13.2 million in substandard loans. This was primarily due to the downgrading of one large commercial real estate relationship in the first quarter of 2008. The Company believes it has adequate collateral as security for this loan. Special mention loans increased $17.5 million (566.5%) between March 31, 2007 and March 31, 2008, primarily due to downgrades of credits from the pass grades in the commercial loan portfolio.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $3.0 million and $7.7 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Net cash provided by operating activities decreased $4.7 million in the first three months of 2008 compared to the first three months of 2007 largely due to an increase in the origination of loans held for sale, net of sales, of $3.5 million. Net cash used in investing activities was $(53.6) million and ($30.6) million for the three months ended March 31, 2008 and March 31, 2007, respectively. The $23.0 million increase in cash used in investing activities was largely due to an increase in cash used to purchase investment securities available for sale of $89.5 million, which was partially offset by an increase in cash provided by the proceeds from the sales of investment securities of $49.0 million and an increase in cash provided by the maturities and paydowns of investment securities available for sale of $17.1 million. Net cash provided by (used in) financing activities was $48.4 million and $(8.9) million for the three months ended March 31, 2008 and March 31, 2007, respectively. The $57.3 million increase in cash provided by financing activities was mainly due to an increase in new deposit growth of $56.1 million from the first three months of 2008 compared to the first three months of 2007.

The most significant growth in deposits from December 31, 2007 to March 31, 2007 occurred in savings accounts ($17.3 million) and NOW accounts ($12.1 million), with smaller growth in money market deposits ($9.5 million), time deposits under $100,000 ($9.3 million) and time deposits over $100,000 ($4.9 million). There was a slight decline in demand deposits ($1.8 million). Customers have been keeping deposits in shorter-term time deposits and non-maturity deposits in an apparent need for more liquidity. However, we have not seen this change from maturing to non-maturing deposits result in a net loss in deposits, but actually a slight increase.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $142.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $229.9 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2008 Trinity’s total risk-based capital ratio was 12.12%, the Tier 1 capital to risk-weighted assets ratio was 10.45%, and the Tier 1 capital to average assets ratio was 8.76%. At December 31, 2007, Trinity’s total risk-based capital ratio was 12.11%, the Tier 1 capital to risk-weighted assets ratio was 10.32%, and the Tier 1 capital to average assets ratio was 8.19%.

At March 31, 2008, the Bank’s total risk-based capital ratio was 11.67%, the Tier 1 capital to risk-weighted assets ratio was 10.46%, and the Tier 1 capital to average assets ratio was 8.78%. At December 31, 2007, the Bank’s total risk-based capital ratio was 11.60%, the Tier 1 capital to risk-weighted assets ratio was 10.40%, and the Tier 1 capital to average assets ratio was 8.25%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2008 and December 31, 2007.

At March 31, 2008 and December 31, 2007, Trinity’s book value per common share was $14.08 and $13.58.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 14 to 99 months.

Table of Contents	Time to Maturity or Repricing
As of March 31, 2008:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$655,350	$433,307	$73,073	$37,854	$1,199,584
Loans held for sale	13,090	—	—	—	13,090
Investment securities	32,980	4,913	91,044	11,179	140,116
Securities purchased under agreements to resell	5,795	—	—	—	5,795
Interest-bearing deposits with banks	8,101	—	—	—	8,101
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$715,502	$438,220	$164,117	$49,963	$1,367,802
Interest-bearing Liabilities:
NOW deposits	$4,635	$13,904	$62,054	$39,848	$120,441
Money market deposits	8,538	25,616	96,618	51,463	182,235
Savings deposits	11,366	34,097	171,200	73,557	290,220
Time deposits over $100,000	77,381	192,743	62,000	351	332,475
Time deposits under $100,000	57,520	134,839	26,436	570	219,365
Short-term borrowings	—	40,000	—	—	40,000
Long-term borrowings	7	27	20,668	2,858	23,560
Capital lease obligations	—	—	—	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$165,633	$441,226	$438,976	$201,788	$1,247,623
Rate sensitive assets (RSA)	$715,502	$1,153,722	$1,317,839	$1,367,802	$1,367,802
Rate sensitive liabilities (RSL)	165,633	606,859	1,045,835	1,247,623	1,247,623
Cumulative GAP (GAP=RSA-RSL)	549,869	546,863	272,004	120,179	120,179
RSA/Total assets	49.93%	80.52%	91.97%	95.46%	95.46%
RSL/Total assets	11.56%	42.35%	72.99%	87.07%	87.07%
GAP/Total assets	38.38%	38.17%	18.98%	8.39%	8.39%
GAP/RSA	76.85%	47.40%	20.64%	8.79%	8.79%

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

Based on simulation modeling at March 31, 2008 and December 31, 2007, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

Changes in Levels of	At March 31, 2008		At December 31, 2007
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$727	1.60%	$3,823	7.60%
+ 1.00	68	0.15	1,997	3.97
(1.00)	(1,959)	(4.31)	(2,148)	(4.27)
(2.00)	(4,295)	(9.45)	(3,174)	(6.31)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2008.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, TCC Appraisal Services, TCC Advisors and TCC Funds were not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business except as otherwise stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes to the risk factors as previously disclosed, except as otherwise provided below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, Trinity had made no repurchases of equity securities.

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

TRINITY CAPITAL CORPORATION

Date: May 12, 2008	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer