Form 10-Q
period 2008-06-30
TRINITY CAPITAL CORP
filed 2008-08-15
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer [ X ]
Non-Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,474,694 shares of common stock, no par value, outstanding as of August 12, 2008.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$29,252	$21,194
Interest-bearing deposits with banks	5,837	24,173
Federal funds sold and securities purchased under resell agreements	5,322	157
Cash and cash equivalents	40,411	45,524
Investment securities available for sale	97,378	99,590
Investment securities held to maturity, at amortized cost (fair value of $9,050 at June 30, 2008 and $9,159 at December 31, 2007)	9,050	9,159
Other investments	7,471	7,380
Loans (net of allowance for loan losses of $13,866 at June 30, 2008 and $13,533 at December 31, 2007	1,184,864	1,157,573
Loans held for sale	3,646	10,172
Premises and equipment, net	24,169	24,071
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	8,275	9,781
Mortgage servicing rights, net	7,821	8,066
Other real estate owned	2,252	1,358
Other assets	6,662	4,838
Total assets	$1,394,210	$1,379,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$85,968	$88,575
Interest-bearing	1,103,066	1,086,883
Total deposits	1,189,034	1,175,458
Short-term borrowings	40,000	40,000
Long-term borrowings	23,551	23,569
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	—	271
Accrued interest payable	6,922	6,721
Other liabilities	5,641	6,350
Total liabilities	1,304,475	1,291,696

(Continued on following page)

1

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Amounts in thousands, except share data) (Continued from prior page)

	June 30, 2008	December 31, 2007
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 621,574 shares and 625,602 shares at June 30, 2008 and December 31, 2007, respectively, at fair value; net of unearned ESOP shares of 0 and 16,937 shares at June 30, 2008 and December 31, 2007, respectively, at historical cost	$15,166	$16,656
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,476,255 and 6,482,650 at June 30, 2008 and December 31, 2007, respectively	6,836	6,836
Additional paid-in capital	1,671	1,520
Retained earnings	77,319	72,610
Accumulated other comprehensive (loss) income	(920)	72
Total stockholders' equity before treasury stock	84,906	81,038
Treasury stock, at cost, 380,545 shares and 357,213 shares at June 30, 2008 and December 31, 2007, respectively	(10,337)	(9,667)
Total stockholders' equity	74,569	71,371
Total liabilities and stockholders' equity	$1,394,210	$1,379,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(Amounts in thousands except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income:
Loans, including fees	$19,525	$22,021	$40,197	$44,163
Investment securities:
Taxable	845	873	1,677	1,808
Nontaxable	195	283	391	565
Federal funds sold	34	17	111	37
Other interest-bearing deposits	129	452	440	884
Investment in unconsolidated trusts	22	23	44	46
Total interest income	20,750	23,669	42,860	47,503
Interest expense:
Deposits	7,942	10,422	17,051	20,677
Short-term borrowings	322	6	645	19
Long-term borrowings	288	611	578	1,223
Long-term capital leases	67	—	134	—
Junior subordinated debt owed to unconsolidated trusts	726	765	1,476	1,527
Total interest expense	9,345	11,804	19,884	23,446
Net interest income	11,405	11,865	22,976	24,057
Provision for loan losses	1,200	1,050	2,250	2,100
Net interest income after provision for loan losses	10,205	10,815	20,726	21,957
Other income:
Mortgage loan servicing fees	617	629	1,231	1,252
Loan and other fees	929	965	1,782	1,693
Service charges on deposits	439	443	863	823
Gain on sale of loans	712	528	1,366	937
Gain on sale of securities	—	—	555	—
Other operating income	324	310	672	598
	3,021	2,875	6,469	5,303
Other expenses:
Salaries and employee benefits	4,740	4,559	9,647	9,204
Occupancy	794	934	1,627	1,916
Data processing	585	404	1,124	851
Marketing	565	554	1,186	1,040
Amortization and valuation of mortgage servicing rights	335	362	1,240	1,096
Supplies	141	349	309	534
(Gain) loss on sale of other real estate owned	(14)	(8)	18	(30)
Postage	124	155	300	330
Other	1,653	1,286	2,875	2,390
	8,923	8,595	18,326	17,331
Income before income taxes	4,303	5,095	8,869	9,929
Income taxes	1,576	1,831	3,288	3,608
Net income	$2,727	$3,264	$5,581	$6,321
Basic earnings per common share	$0.42	$0.50	$0.86	$0.97
Diluted earnings per common share	$0.42	$0.50	$0.86	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities
Net income	$5,581	$6,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,143
Net amortization of:
Mortgage servicing rights	1,421	1,414
Premium and discounts on investment securities, net	435	(309)
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	7
Provision for loan losses	2,250	2,100
Recovery of mortgage servicing rights	(181)	(319)
Loss on disposal of premises and equipment	1	4
(Gain) loss on sale of investment securities	(555)	—
Federal Home Loan Bank (FHLB) stock dividends received	(72)	(120)
Loss on venture capital investments	36	72
Gain on sale of loans	(1,366)	(937)
Loss (gain) on disposal of other real estate owned	11	—
Write-down of value of other real estate owned	15	—
Decrease (increase) in other assets	325	(781)
Decrease in other liabilities	(500)	(562)
Release of Employee Stock Ownership Plan (ESOP) shares	312	626
Stock options and stock appreciation rights expenses	109	119
Tax benefit recognized for exercise of stock options	(43)	(57)
Net cash provided by operating activities before originations and gross sales of loans	8,989	8,721
Gross sales of loans held for sale	146,496	61,544
Origination of loans held for sale	(139,599)	(57,885)
Net cash provided by operating activities	15,886	12,380

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Amounts in thousands) (Unaudited) (Continued from prior page)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows From Investing Activities

Proceeds from maturities and paydowns of investment securities, available for sale	$61,793	$41,440
Proceeds from maturities and paydowns of investment securities, held to maturity	109	192
Proceeds from maturities and paydowns of investment securities, other	—	1,072
Proceeds from sale of investment securities, available for sale	48,980	—
Purchase of investment securities available for sale	(110,083)	(52,671)
Purchase of investment securities other	(55)	(320)
Proceeds from sale of other real estate owned	519	—
Loans funded, net of repayments	(30,980)	(46,201)
Purchases of premises and equipment	(1,302)	(956)
Net cash (used in) investing activities	(31,019)	(57,444)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	21,090	49,332
Net (decrease) in time deposits	(7,514)	(10,379)
Repayment of borrowings	(18)	(698)
Repayment of ESOP debt	(271)	(472)
Purchase of treasury stock	(1,034)	(1,295)
Issuance of common stock for stock option plan	323	233
Dividend payments	(2,599)	(2,302)
Tax benefit recognized for exercise of stock options	43	57
Net cash provided by financing activities	10,020	34,476
Net (decrease) in cash and cash equivalents	(5,113)	(10,588)
Cash and cash equivalents:
Beginning of period	45,524	73,590
End of period	$40,411	$63,002
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,683	$23,408
Income taxes	4,100	2,610
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,439	1,019
Dividends declared, not yet paid	2,592	2,290
Change in unrealized gain on investment securities, net of taxes	(1,642)	(192)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. Due to changes in the requirements of third-party investors for the sale of loans originated by the Bank, the Bank will no longer be permitted to use the appraisal services of an affiliated company, including TCC Appraisals. Due to this change, Trinity sold the assets of TCC Appraisals as of May 1, 2008. Trinity is in the process of terminating the business of TCC Appraisals. Management believes that the impact of terminating the business of TCC Appraisals will have an immaterial effect on Trinity’s financial results.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $1.5 million and $3.2 million for of the three month periods ended June 30, 2008 and June 30, 2007, respectively and $4.6 million and $6.3 million for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited; in thousands, except share and per share data)
Net income	$2,727	$3,264	$5,581	$6,321
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(366,305)	(310,442)	(361,759)	(299,567)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	(17,597)	(1,210)	(20,284)
Weighted average common shares outstanding, net	6,490,495	6,528,761	6,493,831	6,536,949
Basic earnings per common share	$0.42	$0.50	$0.86	$0.97
Weighted average dilutive shares from stock option plan	17,531	31,000	23,388	37,585
Weighted average common shares outstanding including dilutive shares	6,508,026	6,559,761	6,517,219	6,574,534
Diluted earnings per common share	$0.42	$0.50	$0.86	$0.96

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect at current market prices. The total number of shares excluded was 262,500 as of June 30, 2008.

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

In December 2008, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•

The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary.  It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests.  All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•

When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management believes that adoption of this standard will have no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Financial Instruments-an amendment of FASB Statement No.133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management believes that adoption of this standard on January 1, 2009 will have no material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS 162 is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Public Company Accounting Oversight Board (“PCAOB”) has proposed an auditing standard that would remove the GAAP hierarchy from its interim auditing standards. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s proposed auditing standard. Management believes that adoption of this standard will have no material impact on the Company’s financial statements.

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

The following table details the assumptions used in by the Black-Scholes model for valuing share-based compensation granted during the respective periods. There were no options granted during the three months ending June 30, 2008 or June 30, 2007, or the six months ending June 30, 2008. The weighted-average grant-date fair value of options granted during the six months ending June 30, 2007 was $4.32.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock price volatility	—	—	—	12.82%
Risk-free rate	—	—	—	4.70%
Expected dividends	—	—	—	2.40%
Expected term (in years)	—	—	—	5

A summary of stock option and stock appreciation right activity under the plans as of June 30, 2008, and changes during the first six months of the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	449,395	$26.38
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	—	—
Outstanding at June 30, 2008	435,395	$26.58	4.21	$1,832
Exercisable at June 30, 2008	237,895	$25.75	4.74	$1,026

Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share during the three months ended June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2008 and June 30, 2007 was $62 thousand and $64 thousand, respectively.

As of June 30, 2008, there was $551 thousand of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan and the 2005 Plan. That cost is expected to be recognized over a weighted-average vesting period of 3.1 years. There were no shares vested during the six months ending June 30, 2008. However, shares that will vest August 15, 2008 have been ratably expensed in the amount of $37 thousand in the first six months of 2008. In addition, we expensed $37 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million as of June 30, 2008 and December 31, 2007.

Note 7. Long Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $23.6 million as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the advances had fixed interest rates ranging from 4.67% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe with the intention of building an office on the site during 2008. The lease, which was entered into in December 2006 and expires in 2014, contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. Lease payments for the three months ended June 30, 2008 and 2007 were $46 thousand and $48, respectively. Lease payments for the six months ended June 30, 2008 and 2007 were $92 thousand and $94 thousand, respectively.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2008:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	5.38% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	5.38% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2008, 83.1% of the trust preferred securities noted in the table above qualified as Tier I capital and 16.9% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During the three month periods ended June 30, 2008 and 2007, respectively, $3 thousand and $4 thousand of these issuance costs were amortized. During each of the six month periods ended June 30, 2008 and 2007, $7 thousand of these issuance costs were amortized. Unamortized issuance costs were $304 thousand and $311 thousand at June 30, 2008 and December 31, 2007, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $486 thousand and $498 thousand on June 30, 2008 and December 31, 2007, respectively.

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

At June 30, 2008 and December 31, 2007, the following credit-related commitments were outstanding:

	Contract Amount
	June 30,	December 31,
	2008	2007
	(In thousands)
Unfunded commitments under lines of credit	$209,077	$206,424
Commercial and standby letters of credit	20,878	20,321

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At June 30, 2008 and December 31, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $19 thousand and $26 thousand as of June 30, 2008 and December 31, 2007, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 11. Litigation

Trinity, the Bank, Title Guaranty, TCC Appraisals, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business unless otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

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

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$333	$—	$—	$333
Securities available for sale	—	97,378	—	97,378
Derivative assets	—	11	—	11
Derivative liabilities	—	48	—	48

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$29,493	$29,493
Loans held for sale	—	3,693	—	3,693
Mortgage servicing rights	—	9,583	—	9,583

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. The change in fair value of impaired assets that were valued based upon level three inputs, for which there was a specifically identified reserve, resulted in a decrease of specifically allocated reserve of $319 thousand and an increase of specifically allocated reserve of $212 thousand for the three and six months ended June 30, 2008, respectively. This loss or gain is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA). Market pricing is based upon mortgage loans with similar terms and interest rates. The change in market value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction in current earnings.

Mortgage servicing rights (MSRs) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction in current earnings.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of June 30, 2008, mortgage loans serviced for others totaled $958.1 million. The carrying amount of the MSRs on these loans total $7.8 million as of June 30, 2008. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$8,086	$9,400	$8,250	$9,867
Servicing rights originated and capitalized	440	438	995	670
Amortization	(702)	(715)	(1,421)	(1,414)
	$7,824	$9,123	$7,824	$9,123

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$(370)	$(787)	$(184)	$(752)
Aggregate reductions credited to operations	384	354	1,344	453
Aggregate additions charged to operations	(17)	—	(1,163)	(134)
	$(3)	$(433)	$(3)	$(433)

The fair values of the MSRs were $9.6 million and $8.5 million on June 30, 2008 and December 31, 2007, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of June 30, 2008, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of June 30, 2008, December 31, 2007 and June 30, 2007:

	At June 30, 2008	At December 31, 2007	At June 30, 2007

Prepayment Standard Assumption (PSA) speed	190.00%	232.00%	182.00%
Discount rate	10.25	10.00	10.00
Earnings rate	4.00	5.00	5.00

Overview

The Company’s net income decreased by $127 thousand (4.4%) from the quarter ended March 31, 2008 to the quarter ended June 30, 2008. In addition, the Company’s net income decreased $537 thousand (16.5%) from the second quarter of 2007 to the second quarter of 2008. The decrease from the first quarter of 2008 was primarily due to a decrease in non-interest income, and the decrease from the second quarter of 2007 was primarily due to a decrease in net interest income. Total assets grew $14.5 million (10%) from December 31, 2007 to June 30, 2008.

Results of Operations-Income Statement Analysis

General. Net income for the second quarter of 2008 decreased to $2.7 million or $0.42 diluted earnings per share, compared to $3.3 million or $0.50 diluted earnings per share for the same period in 2007, a decrease of $537 thousand (16.5%) in net income and a decrease in earnings per share of $0.08 (16.0%). This decrease in net income was primarily due to a decrease in net interest income of $460 thousand and an increase in non-interest expense of $328 thousand, which was partially offset by an increase in non-interest income of $146 thousand. The decrease in net interest income was primarily due to a decrease in yield on the interest-earning assets of the Bank, which was partially offset by decreases in the cost of interest-bearing liabilities. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits and an increase in data processing expenses. The increase in non-interest income was primarily due to an increase on the gain on sale of loans. In addition, provision for loan losses increased $150 thousand. Income tax expenses decreased $255 thousand due to decreased taxable income.

Net income for the first six months of 2008 totaled $5.6 million or $0.86 diluted earnings per share, compared to $6.3 million or $0.96 diluted earnings per share for the same period in 2007, a decrease of $740 thousand (11.7%) in net income and a decrease of $0.10 (10.4%) in diluted earnings per share. This decrease in net income was primarily due to a decrease in net interest income of $1.1 million and an increase in non-interest expenses of $995 thousand. The decrease in net interest income was primarily due to a decrease in the rate on earning assets, which was partially offset by decreases in the cost of interest-bearing liabilities. The increase in non-interest expenses was primarily due to an increase in salaries and employee benefits and an increase in data processing expenses. These items were partially offset by an increase in non-interest income of $1.2 million, which was primarily due to an increase on the gain on sale of securities and an increase on the gain on sale of loans. Additionally, the provision for loan losses increased $150 thousand as indicated by the reserve for loan loss analysis (see “Critical Accounting Policies—Allowance for Loan Losses” above). Income tax expenses decreased $320 thousand due to lower pre-tax income.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three months ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,191,046	$19,525	6.59%	$1,161,062	$22,021	7.61%
Taxable investment securities	110,747	845	3.07	77,375	873	4.53
Investment securities exempt from federal income taxes (2)	15,459	311	8.09	26,265	606	9.25
Federal funds sold	6,439	34	2.12	801	17	8.51
Other interest-bearing deposits	25,710	129	2.02	34,630	452	5.24
Investment in unconsolidated trust subsidiaries	1,116	22	7.93	1,116	23	8.27
Total interest-earning assets	1,350,517	20,866	6.21	1,301,249	23,992	7.40
Non-interest-earning assets	63,669			55,105
Total assets	$1,414,186			$1,356,354

Interest-bearing Liabilities:
Deposits:
NOW deposits	$96,208	$290	1.21%	$96,995	$599	2.48%
Money market deposits	197,364	587	1.20	197,762	1,189	2.41
Savings deposits	286,083	1,222	1.72	228,281	1,445	2.54
Time deposits over $100,000	325,593	3,595	4.44	340,073	4,453	5.25
Time deposits under $100,000	217,248	2,248	4.16	218,030	2,736	5.03
Short-term borrowings, including ESOP borrowings under 1 year	40,027	322	3.24	271	6	8.88

	Three months ended June 30,
	2008 (continued)			2007 (continued)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-bearing Liabilities (continued):
Long-term borrowings, including ESOP borrowings over 1 year	$23,554	$288	4.92%	$64,222	$611	3.82%
Long-term capital lease obligations	2,211	67	12.19	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	726	7.87	37,116	765	8.27
Total interest-bearing liabilities	1,225,404	9,345	3.07	1,182,750	11,804	4.00
Demand deposits--non-interest-bearing	40,482			39,702
Other non-interest-bearing liabilities	57,047			49,038
Stockholders' equity, including stock owned by ESOP	91,253			84,864
Total liabilities and stockholders equity	$1,414,186			$1,356,354
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$11,521	3.15%		$12,188	3.40%
Net interest margin on a fully tax-equivalent basis(4)			3.43%			3.76%
Net interest margin(4)			3.40%			3.66%

________________

(1)

Average loans includes non-accrual loans of $22.3 million and $10.5 million for June 30, 2008 and 2007, respectively.  Interest income includes loan origination fees of $649 thousand and $807 thousand for the three months ended June 30, 2008 and 2007, respectively.

(2)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.
(3)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

For the second quarter of 2008, net interest income on a fully tax-equivalent basis decreased $667 thousand (5.5%) to $11.5 million from $12.2 million for the second quarter of 2007. The decrease in net interest income resulted from a decrease in interest income on a fully tax-equivalent basis of $3.1 million (13.0%), which was partially offset by a decrease in interest expense of $2.5 million (20.8%). Interest income decreased mainly due to a decrease in the yield on interest-earning assets of 119 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $3.7 million. Partially offsetting this decrease, average interest-earning assets increased $49.3 million (3.8%), which accounted for an increase of $583 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 93 basis points, which accounted for a $2.5 million decrease. This was partially offset by an increase in average total interest-bearing liabilities of $42.7 million (3.6%), accounting for an increase of $38 thousand in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 33 basis points to 3.43% for the quarter ended June 30, 2008 from 3.76% for the quarter ended June 30, 2007.

	Six months ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,181,477	$40,197	6.84%	$1,159,586	$44,163	7.68%
Taxable investment securities	98,734	1,677	3.42	78,373	1,808	4.65
Investment securities exempt from federal income taxes (2)	15,489	621	8.06	25,559	1,045	8.24
Federal funds sold	7,793	111	2.86	1,336	37	5.58
Other interest-bearing deposits	32,802	440	2.70	33,927	884	5.25
Investment in unconsolidated trust subsidiaries	1,116	44	7.93	1,116	46	8.31
Total interest-earning assets	1,337,411	43,090	6.48	1,299,897	47,983	7.44
Non-interest-earning assets	62,715			57,508
Total assets	$1,400,126			$1,357,405

Interest-bearing Liabilities:
Deposits:
NOW deposits	$93,771	$672	1.44%	$94,830	$1,182	2.51%
Money market deposits	197,692	1,471	1.50	195,025	2,296	2.37
Savings deposits	279,000	2,694	1.94	232,128	2,950	2.56
Time deposits over $100,000	324,287	7,478	4.64	342,979	8,897	5.23
Time deposits under $100,000	216,767	4,736	4.39	215,974	5,352	5.00
Short-term borrowings, including ESOP borrowings under 1 year	40,033	645	3.24	599	19	6.40

	Six months ended June 30, (continued)
	2008 (continued)			2007 (continued)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Liabilities (continued):
Long-term borrowings, including ESOP borrowings over 1 year	$23,558	$578	4.93%	$63,912	$1,223	3.86%
Long-term capital lease obligations	2,211	134	12.19	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	1,476	8.00	37,116	1,527	8.30
Total interest-bearing liabilities	1,214,435	19,884	3.29	1,182,563	23,446	4.00
Demand deposits--non-interest-bearing	41,233			38,135
Other non-interest-bearing liabilities	53,739			52,844
Stockholders' equity, including stock owned by ESOP	90,719			83,863
Total liabilities and stockholders equity	$1,400,126			$1,357,405
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$23,206	3.19%		$24,537	3.44%
Net interest margin on a fully tax-equivalent basis(4)			3.49%			3.81%
Net interest margin(4)			3.45%			3.73%

________________

(1)

Average loans includes non-accrual loans of $17.4 million and $9.2 million for June 30, 2008 and 2007, respectively.  Interest income includes loan origination fees of $1.3 million and $1.7 million for the nine months ended June 30, 2008 and 2007.

(2)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent tax differences.
(3)

Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

For the six months ended June 30, 2008, net interest income on a fully tax-equivalent basis decreased $1.3 million (5.4%) to $23.2 million from $24.5 million for the six months ended June 30, 2007. The decrease in net interest income resulted from a decrease in interest income on a fully tax-equivalent basis of $4.9 million (10.2%), which was partially offset by a decrease in interest expense of $3.6 million (15.2%). The decrease in interest income on a fully tax-equivalent basis was mainly due to a decrease in the yield on interest-earning assets of 96 basis points, which decreased interest income on a fully tax-equivalent basis by $5.8 million. Partially offsetting this, average interest-earning assets increased $37.5 million (2.9%), which accounted for an $897 thousand increase in interest income on a fully tax-equivalent basis. The decrease in interest expense was due to a decrease in the yield on interest-bearing liabilities of 71 basis points, which accounted for a decrease in interest expense of $3.7 million. Partially offsetting this, average interest-bearing liabilities increased a total of $31.9 million (2.7%), which increased interest expense by $96 thousand. The net interest margin expressed on a fully tax-equivalent basis decreased 32 basis points to 3.49% for the six month period ended June 30, 2008 from 3.81% for the same period in 2007.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net interest income	$11,405	$11,865	$22,976	$24,057
Tax-equivalent adjustment to net interest income	116	323	230	480
Net interest income, fully tax-equivalent basis	$11,521	$12,188	$23,206	$24,537

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 Compared to 2007			2008 Compared to 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$557	$(3,053)	$(2,496)	$821	$(4,787)	$(3,966)
Taxable investment securities	307	(335)	(28)	408	(539)	(131)
Investment securities exempt from federal income taxes(1)	(225)	(70)	(295)	(404)	(20)	(424)
Federal funds sold	39	(22)	17	100	(26)	74
Other interest bearing deposits	(95)	(228)	(323)	(28)	(416)	(444)
Investment in unconsolidated trust subsidiaries	—	(1)	(1)	—	(2)	(2)
Total increase (decrease) in interest income	$583	$(3,709)	$(3,126)	$897	$(5,790)	$(4,893)
Interest-bearing Liabilities:
Now deposits	$(5)	$(304)	$(309)	$(13)	$(497)	$(510)
Money market deposits	(2)	(600)	(602)	31	(856)	(825)
Savings deposits	314	(537)	(223)	531	(787)	(256)
Time deposits over $100,000	(184)	(674)	(858)	(467)	(952)	(1,419)
Time deposits under $100,000	(10)	(478)	(488)	20	(636)	(616)
Short-term borrowings, including ESOP borrowings under 1 year	323	(7)	316	639	(13)	626

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 Compared to 2007			2008 Compared to 2007
	Change due to volume	Change due to rate	Total Change	Change due to volume	Change due to rate	Total Change
(In thousands)
Interest-bearing Liabilities (continued):
Long-term borrowings, including ESOP borrowings under 1 year	(465)	142	(323)	(779)	134	(645)
Long-term capital lease obligations	67	—	67	134	—	134
Junior subordinated debt owed to unconsolidated trusts	—	(39)	(39)	—	(51)	(51)
Total increase (decrease) in interest expense	$38	$(2,497)	$(2,459)	$96	$(3,658)	$(3,562)
Increase (decrease) in net interest income	$545	$(1,212)	$(667)	$801	$(2,132)	$(1,331)

_______________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended June 30, 2008 and 2007, and between the six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Net	Six Months Ended June 30,		Net
	2008	2007	difference	2008	2007	difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$617	$629	$(12)	$1,231	$1,252	$(21)
Loan and other fees	929	965	(36)	1,782	1,693	89
Service charges on deposits	439	443	(4)	863	823	40
Gain on sale of loans	712	528	184	1,366	937	429
Gain on sale of securities	—	—	—	555	—	555
Other operating income	324	310	14	672	598	74
	$3,021	$2,875	$146	$6,469	$5,303	$1,166

In the second quarter of 2008, other income increased $146 thousand (5.1%) from the same period in 2007, to a total of $3.0 million, up from $2.9 million. Gain on sale of loans increased $184 thousand (34.8%) due to a higher volume of loan sales. Loan and other fees decreased by $36 thousand (3.7%), mainly due to a decrease in fees collected for trust and investment services.

In the first six months of 2008, other income increased $1.2 million (22.0%) from the same period in 2007, to a total of $6.5 million, up from $5.3 million. Gain on sale of securities increased $555 thousand (100.0%) due to the sales of securities in 2008 and there were no sales in 2007. Gain on sale of loans increased $429 thousand (45.8%) due to a higher volume of loan sales. Loan and other fees increased $89 thousand (5.3%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions.

Other Expenses. Changes in other expenses between the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Net	Six Months Ended June 30,		Net
	2008	2007	difference	2008	2007	difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,740	$4,559	$181	$9,647	$9,204	$443
Occupancy	794	934	(140)	1,627	1,916	(289)
Data processing	585	404	181	1,124	851	273
Marketing	565	554	11	1,186	1,040	146
Amortization and valuation of mortgage servicing rights	335	362	(27)	1,240	1,096	144
Supplies	141	349	(208)	309	534	(225)
(Gain) on sale of other real estate owned	(14)	(8)	(6)	18	(30)	48
Postage	124	155	(31)	300	330	(30)
Other	1,653	1,286	367	2,875	2,390	485
	$8,923	$8,595	$328	$18,326	$17,331	$995

For the second quarter of 2008, other expenses increased $328 thousand (3.8%) from the second quarter of 2007, from $8.6 million in 2007 to $8.9 million in 2008. Salaries and employee benefits increased $181 thousand (4.0%) mainly due to an increase in compensation per employee. Data processing expense increased $181 thousand (44.8%) mainly due to costs associated with software maintenance contracts. Supplies expense decreased $208 thousand (59.6%), mainly due to one-time costs of supplies and stationary associated with a revision to the bank’s logo and related marketing initiatives in 2007 which were not repeated in 2008. Occupancy expenses decreased $140 thousand (15.0%), mainly due to a decrease in repair and maintenance expenses for existing facilities. Other expenses grew $367 thousand (28.5%) mainly due to an increase in FDIC insurance premiums.

For the six months ended June 30, 2008, other expenses increased $995 thousand (5.7%) to $18.3 million from $17.3 million in the first six months of 2007. This increase was largely due to an increase in salaries and employee benefits of $443 thousand (4.8%), mainly due to an increase in compensation per employee. Occupancy expenses decreased $289 thousand (15.1%), mainly due to a decrease in repair and maintenance expenses for existing facilities. Data processing expense increased $273 thousand (32.1%) mainly due to costs associated with software maintenance contracts. Supplies expense decreased $225 thousand (42.1%), mainly due to one-time costs of supplies and stationary associated with a revision to the bank’s logo and related marketing initiatives in 2007 which were not repeated in 2008. Other expenses grew $485 thousand (20.3%) mainly due to an increase in FDIC insurance premiums and an increase in debit card interchange fees due to an increased volume of debit card transactions.

Income Taxes. In the second quarter of 2008, income tax expense decreased $255 thousand (13.9%) from the second quarter of 2007, dropping from $1.8 million to $1.6 million. The effective tax rate increased to 36.6% in the second quarter of 2008 compared to 35.9% in the second quarter of 2007. The increase in effective tax rate was mainly attributable to a change in the estimation of current income tax expense.

In the six months ended June 30, 2008, income tax expense decreased $320 thousand (8.9%), to a total of $3.3 million compared to $3.6 million for the same period for the previous year. The effective tax rate increased to 37.1% in the first six months of 2008, compared to 36.3% in the first six months of 2007. The increase in effective tax rate was mainly attributable to a change in the estimation of current income tax expense.

Financial Condition-Balance Sheet Analysis

General. Total assets at June 30, 2008 were $1.4 billion, an increase of $14.5 million (1.0%) from December 31, 2007. Net loans accounted for most of this change, increasing $27.3 million (2.4%) during the first six months of 2008. This was partially offset by a decrease in loans held for sale of $6.5 million (64.2%) and a decrease in cash and cash equivalents of $5.1 million (11.2%). During the same period, total liabilities increased by $12.8 million (1.0%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $13.6 million (1.2%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $1.7 million (1.9%) to $89.7 million on June 30, 2008 compared to $88.0 million on December 31, 2007.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At June 30, 2008		At December 31, 2007		At June 30, 2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Government sponsored agencies	$92,521	$91,020	$93,081	$93,201	$84,080	$83,900
States and political subdivisions	6,381	6,356	6,391	6,385	15,677	15,499
Equity securities	1	2	1	4	1	6
Total investment securities available for sale	$98,903	$97,378	$99,473	$99,590	$99,758	$99,405
Investment securities held to maturity:
States and political subdivisions	$9,050	$9,050	$9,159	$9,159	$10,774	$10,773
Total investment securities held to maturity	$9,050	$9,050	$9,159	$9,159	$10,774	$10,773
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$6,355	$6,355	$6,264	$6,264	$6,116	$6,116
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other investments	$7,471	$7,471	$7,380	$7,380	$7,232	$7,232

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At June 30, 2008		At December 31, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$114,202	9.51%	$118,670	10.12%	$124,571	10.58%
Commercial real estate	401,710	33.46	382,909	32.65	406,342	34.51
Residential real estate	371,756	30.96	360,934	30.77	339,769	28.85
Construction real estate	250,611	20.87	249,284	21.26	249,316	21.17
Installment and other	62,446	5.20	61,028	5.20	57,639	4.89
Total loans	1,200,725	100.00	1,172,825	100.00	1,177,637	100.00
Unearned income	(1,995)		(1,719)		(2,161)
Gross loans	1,198,730		1,171,106		1,175,476
Allowance for loan losses	(13,866)		(13,533)		(12,837)
Net loans	$1,184,864		$1,157,573		$1,162,639

Total loans increased $27.9 million (2.4%) from December 31, 2007, remaining at $1.2 billion at June 30, 2008. The increase was due primarily to growth in the Company’s commercial real estate and residential real estate portfolios. During the same period, there was a slight drop in the commercial non-real estate portfolio.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2008	At December 31, 2007	At June 30, 2007
	(Dollars in thousands)
Non-accruing loans	$32,801	$11,789	$10,774
Loans 90 days or more past due, still accruing interest	—	—	121
Total non-performing loans	32,801	11,789	10,895
Other real estate owned	2,252	1,358	1,184
Other repossessed assets	481	4	14
Total non-performing assets	$35,534	$13,151	$12,093
Total non-performing loans to total loans	2.73%	1.01%	0.93%
Allowance for loan losses to non-performing loans	42.27%	114.79%	117.82%
Total non-performing assets to total assets	2.55%	0.95%	0.86%

At June 30, 2008, total non-performing assets increased $22.4 million (170.2%) to $35.5 million from $13.2 million at December 31, 2007, primarily due to increases in non-performing loans of $21.0 million. Non-performing loans increased mainly due to a single large commercial real estate relationship being placed on non-accrual status in 2008. The collateral on the commercial real estate relationship has been recently appraised at $32.0 million, with a total loan balance of $20.5 million (with $16.0 million included in the preceding table, and $4.5 million due to other lenders). No specific reserve has been allocated to this relationship, as management believes the collateral is currently sufficient to cover the outstanding loans.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$13,952	$12,535	$13,533	$12,167
Provision for loan losses	1,200	1,050	2,250	2,100
Total charge-offs	(1,479)	(783)	(2,201)	(1,619)
Total recoveries	193	35	284	189
Net charge-offs	(1,286)	(748)	(1,917)	(1,430)
Balance at end of period	$13,866	$12,837	$13,866	$12,837

Gross loans at end of period	$1,198,730	$1,175,476	$1,198,730	$1,175,476
Ratio of allowance to total loans	1.15%	1.09%	1.15%	1.09%
Ratio of net charge-offs to average loans (1)	0.43%	0.26%	0.33%	0.25%

_______________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2008 totaled $1.3 million, an increase of $538 thousand (71.9%) over the three months ended June 30, 2007. The majority of the charge-offs were commercial non-real estate and installment loans. The increase in net charge-offs for the second quarter of 2008 over the same period in 2007 was mainly due to three commercial loans that were charged off in 2008. The net charge-offs for the six months ended June 30, 2008 totaled $1.9 million, an increase of $487 thousand (34.1%) from net charge-offs of $1.4 million in the six months ended June 30, 2007. The majority of the charge-offs were commercial non-real estate and installment loans. Additionally, the provision for loan losses increased by $150 thousand (14.3%) for the three months ended June 30, 2008 from the three months ended June 30, 2007, based upon management’s estimate of the adequacy of the reserve for loan losses. The provision for loan losses also increased by $150 thousand (7.1%) for the six months ended June 30, 2008 from the six months ended June 30, 2007, based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2008		At December 31, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,520	9.51%	$4,551	10.12%	$4,027	10.58%
Commercial and residential real estate	4,133	64.42	4,308	63.42	4,542	63.36
Construction real estate	5,110	20.87	3,703	21.26	3,228	21.17
Installment and other	1,203	5.20	1,017	5.20	1,015	4.89
Unallocated	(100)	N/A	(46)	N/A	25	N/A
Total	$13,866	100.00%	$13,533	100.00%	$12,837	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $1.0 million (8.0%) from June 30, 2007 to June 30, 2008. This was mainly due to an increase in the allowance allocated to construction loans, and was partially offset by a decrease in the allocation for commercial non-real estate and commercial real estate and residential real estate loans. The allocation for construction loans increased $1.9 million (58.3%) from June 30, 2007 to June 30, 2008, mainly due to an increase in the allocation in historical loss experience (based on regression analysis) of $1.5 million. The allocation for commercial non-real estate loans decreased by $507 thousand (12.6%), mainly due to a decrease in the allocation in historical loss experience (based on regression analysis). The allocation for commercial real estate and residential real estate loans decreased $409 thousand (9.0%), mainly due to a decrease in the allocation in historical loss experience (based on regression analysis) of $546 thousand, which was partially offset by an increase for specifically identified loans of $133 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount is normally recorded as a specifically identified allocation in the reserve allowance. Total loans which were deemed to have been impaired as of June 30, 2008 were $32.4 million. Collateral associated with these impaired loans (less estimated selling costs) totaled $29.5 million, for a total impairment value of $2.9 million. This impairment is included in the allowance for loan losses as an allocation for specifically identified loans.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured year after the year in which it was restructured. Total loans which were considered restructured as of June 30, 2008 totaled $5.1 million.

The Bank expects somewhat slower growth in its loan portfolio as the pace of economic expansion in the New Mexico economy has moderated during the past year. The Bank anticipates the volume of commercial real estate and construction loans to slow as home builders attempt to reduce inventory and cut back on new starts of residential properties. Overall, management’s outlook for the New Mexico economy in 2008 is expected to be moderate and one of restrained growth. Nonfarm employment growth reached only 0.9% in 2007, and is expected to reach only 1.0% in 2008. Housing construction overall is expected to remain depressed throughout the remainder of 2008, but experience a modest recovery toward the middle of 2009.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At June 30, 2008	At December 31, 2007	At June 30, 2007
	(Dollars in thousands)
Loans classified as:
Substandard	$42,105	$19,053	$25,559
Doubtful	2,856	2,644	1,619
Total adversely classified loans	44,961	21,697	27,178
Other real estate owned	2,252	1,358	1,184
Other repossessed assets	481	4	14
Total adversely classified assets	$47,694	$23,059	$28,376

Special mention loans	$25,703	$30,715	$1,848

Total adversely classified assets as of June 30, 2008 was $47.7 million, or 3.4% of total assets. This was an increase of $19.3 million (68.1%) from June 30, 2007 to June 30, 2008. The main reason for the increase was the addition of $16.5 million to substandard loans primarily from the downgrade of one large commercial real estate relationship in the first quarter of 2008 (see the discussion of this loan under the non-performing assets table above). The Company believes it has adequate collateral as security for this loan. Other real estate owned increased $1.2 million, largely due to the addition of a single large residential construction property. Doubtful loans increased $1.1 million, from additional construction, residential real estate and commercial real estate loans. Doubtful loans considered impaired totaled $226 thousand, and a specific reserve in the allowance for loan losses of $44 thousand has been allocated to cover the estimated deficiency between the loan balance and collateral value. Special mention loans increased $23.9 million (1,290.9%) between June 30, 2007 and June 30, 2008, to 1.8% of total assets, primarily due to downgrades of construction and residential real estate credits from pass grades. Management believes that the collateral is currently sufficient to cover these loan balances.

Management is carefully monitoring the adversely classified assets it has in its portfolio. Management believes the increase in classified assets is a result of current national and regional economic difficulties, particularly in the area of real estate financing. Although we do not have exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans). Though the New Mexico real estate environment is currently more favorable than most areas of the nation, there is still a concern that real estate values may stagnate or fall within our market areas. As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $15.9 million and $12.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Net cash provided by operating activities increased $3.5 million in the first six months of 2008 compared to the first six months of 2007 largely due to an increase in the origination of loans held for sale, net of sales, of $3.2 million. Net cash used in investing activities was $(31.0) million and ($57.4) million for the six months ended June 30, 2008 and June 30, 2007, respectively. The $26.4 million decrease in cash used in investing activities was largely due to a decrease in cash used for the funding of loans, net of repayments, of $15.2 million. In addition, there was an increase in cash provided by the proceeds from the sales, maturities and paydowns of investment securities of $120.8 million, which was partially offset by cash used to purchase investment securities of $109.8 million. Net cash provided by financing activities was $10.0 million and $34.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The $24.5 million decrease in cash provided by financing activities was mainly due to a decrease in new deposit growth of $25.4 million in the first six months of 2008 compared to the first six months of 2007.

The most significant growth in deposits from December 31, 2007 to June 30, 2008 occurred in NOW accounts ($17.0 million) and savings accounts ($16.1 million), with smaller growth in time deposits under $100,000 ($4.6 million). There was a decline in time deposits over $100,000 ($12.1 million), money market deposits ($6.8 million) and demand deposits ($5.2 million). Customers have been keeping deposits in shorter-term time deposits and non-maturity deposits in an apparent need for more liquidity. However, we have not seen this change from maturing to non-maturing deposits result in a net loss in deposits, but actually a slight increase.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $132.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $240.6 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2008 Trinity’s total risk-based capital ratio was 12.16%, the Tier 1 capital to risk-weighted assets ratio was 10.43%, and the Tier 1 capital to average assets ratio was 8.52%. At December 31, 2007, Trinity’s total risk-based capital ratio was 12.11%, the Tier 1 capital to risk-weighted assets ratio was 10.32%, and the Tier 1 capital to average assets ratio was 8.19%.

At June 30, 2008, the Bank’s total risk-based capital ratio was 11.69%, the Tier 1 capital to risk-weighted assets ratio was 10.48%, and the Tier 1 capital to average assets ratio was 8.56%. At December 31, 2007, the Bank’s total risk-based capital ratio was 11.60%, the Tier 1 capital to risk-weighted assets ratio was 10.40%, and the Tier 1 capital to average assets ratio was 8.25%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, Trinity’s book value per common share was $13.86 and $13.58, respectively.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of June 30, 2008:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$660,458	$413,105	$75,523	$49,644	$1,198,730
Loans held for sale	3,646	—	—	—	3,646
Investment securities	8,567	2,378	90,648	11,190	112,783
Securities purchased under agreements to resell	5,322	—	—	—	5,322
Interest-bearing deposits with banks	5,837	—	—	—	5,837
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$684,016	$415,483	$166,171	$61,764	$1,327,434
Interest-bearing Liabilities:
NOW deposits	$48,890	$76,388	$—	$—	$125,278
Money market deposits	74,549	83,984	—	—	158,533
Savings deposits	123,765	165,312	—	—	289,077
Time deposits over $100,000	57,166	199,658	58,320	352	315,496
Time deposits under $100,000	51,618	137,143	25,317	604	214,682
Short-term borrowings	40,000	—	—	—	40,000
Long-term borrowings	9	27	20,658	2,857	23,551
Capital lease obligations	—	—	—	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$402,183	$662,512	$104,295	$36,954	$1,205,944
Rate sensitive assets (RSA)	$684,016	$1,099,499	$1,265,670	$1,327,434	$1,327,434
Rate sensitive liabilities (RSL)	402,183	1,064,695	1,168,990	1,205,944	1,205,944
Cumulative GAP (GAP=RSA-RSL)	281,833	34,804	96,680	121,490	121,490
RSA/Total assets	49.06%	78.86%	90.78%	95.21%	95.21%
RSL/Total assets	28.85%	76.37%	83.85%	86.50%	86.50%
GAP/Total assets	20.21%	2.50%	6.93%	8.71%	8.71%
GAP/RSA	41.20%	3.17%	7.64%	9.15%	9.15%

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

Based on simulation modeling at June 30, 2008 and December 31, 2007, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

Changes in Levels of	At June 30, 2008		At December 31, 2007
Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$1,977	4.27%	$3,823	7.60%
+ 1.00	768	1.66	1,997	3.97
(1.00)	(185)	(0.40)	(2,148)	(4.27)
(2.00)	(1,653)	(3.57)	(3,174)	(6.31)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at June 30, 2008.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, TCC Appraisal Services, TCC Advisors and TCC Funds were not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business unless otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

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

Our pace of growth may be limited due to current conditions in the capital markets in general and the financial services industry specifically.

As discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, although we anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future, our ability to support continued growth in the future, both internally and through acquisitions, may be dependent on our ability to raise additional capital. Due to current conditions in the capital markets in general, and the financial services industry specifically, it is unlikely that we will be able to raise inexpensive capital in the near future. Accordingly, until conditions in the capital markets, particularly for financial services companies, improve significantly, our ability to further expand our operations through internal growth and acquisitions may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, Trinity repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
April 1-April 30, 2008	—		$—	—	$—
May 1-May 31, 2008	14,743	(1)	27.70	—	—
June 1-June 30, 2008	22,589	(2) (3)	27.70	—	—
Total	37,332		$27.70	—	$—

_______________

(1)

In May 2008, former employees exercised their put options on shares they owned in the Employee Stock Ownership Plan.  Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock. Trinity elected to repurchase these shares immediately from the plan participants.  Total shares repurchased by Trinity under the put option were 14,743.

(2)

In June 2008, former employees exercised their put options on shares they owned in the Employee Stock Ownership Plan.  Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock. Trinity elected to repurchase these shares immediately from the plan participants.  Total shares repurchased by Trinity under the put option were 11,246.

(3)

In connection with the exercise of options by an executive officer, on June 12, 2008, the executive officer delivered 11,343 shares of common stock to the Company to pay for a portion of the exercise price of the options and the withholding taxes associated with the exercise.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 15, 2008, Jerry Kindsfather, Steve W. Wells and Robert P. Worcester were elected to serve as Class II Directors of the Company until the 2011 Annual Meeting. Continuing as Class I Directors, with a term expiring in 2010, are: William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb. Continuing as Class III Directors, with a term expiring in 2009, are: Jeffrey F. Howell, Arthur B. Montoya, Jr. and Stanley D. Primak. In addition, the shareholders ratified the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

The voting for each matter was as follows:

1.	Election of directors:

NOMINEE	FOR	WITHHOLD
Jerry Kindsfather	4,908,370 (76%)	334,479 (6%)
Steve W. Wells	5,101,526 (78%)	141,323 (3%)
Robert P. Worcester	4,872,694 (75%)	370,155 (7%)

2.	Ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
5,105,663	40	132,007

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 15, 2008	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 15, 2008	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer