Form 10-Q
period 2008-09-30
TRINITY CAPITAL CORP
filed 2008-11-10
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008.

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

☐  Yes  [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,448,757 shares of common stock, no par value, outstanding as of November 7, 2008.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$49,066	$21,194
Interest-bearing deposits with banks	8,039	24,173
Federal funds sold and securities purchased under resell agreements	2,658	157
Cash and cash equivalents	59,763	45,524
Investment securities available for sale	92,474	99,590
Investment securities held to maturity, at amortized cost (fair value of $8,089 at September 30, 2008 and $9,159 at December 31, 2007)	8,994	9,159
Other investments	5,620	7,380
Loans (net of allowance for loan losses of $14,087 at September 30, 2008 and $13,533 at December 31, 2007	1,198,993	1,157,573
Loans held for sale	881	10,172
Premises and equipment, net	24,422	24,071
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	8,524	9,781
Mortgage servicing rights, net	7,398	8,066
Other real estate owned	2,234	1,358
Other assets	7,072	4,838
Total assets	$1,418,586	$1,379,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$105,878	$88,575
Interest-bearing	1,147,333	1,086,883
Total deposits	1,253,211	1,175,458
Short-term borrowings	—	40,000
Long-term borrowings	23,542	23,569
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	—	271
Accrued interest payable	6,771	6,721
Other liabilities	3,398	6,350
Total liabilities	1,326,249	1,291,696

(Continued on following page)

1

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Amounts in thousands, except share data) (Continued from prior page)

	September 30, 2008	December 31, 2007
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 628,660 shares and 625,602 shares at September 30, 2008 and December 31, 2007, respectively, at fair value; net of unearned ESOP shares of 0 and 16,937 shares at September 30, 2008 and December 31, 2007, respectively, at historical cost	$15,339	$16,656
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares; shares outstanding 6,474,694 and 6,482,650 at September 30, 2008 and December 31, 2007, respectively	6,836	6,836
Additional paid-in capital	1,739	1,520
Retained earnings	79,442	72,610
Accumulated other comprehensive (loss) income	(638)	72
Total stockholders' equity before treasury stock	87,379	81,038
Treasury stock, at cost, 382,106 shares and 357,213 shares at September 30, 2008 and December 31, 2007, respectively	(10,381)	(9,667)
Total stockholders' equity	76,998	71,371
Total liabilities and stockholders' equity	$1,418,586	$1,379,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest income:
Loans, including fees	$19,313	$22,700	$59,510	$66,864
Investment securities:
Taxable	597	1,658	2,274	3,466
Nontaxable	181	228	572	792
Federal funds sold	20	23	131	60
Other interest-bearing deposits	111	407	551	1,291
Investment in unconsolidated trusts	22	23	66	69
Total interest income	20,244	25,039	63,104	72,542
Interest expense:
Deposits	7,428	10,953	24,479	31,630
Short-term borrowings	62	341	707	360
Long-term borrowings	287	289	865	1,512
Long-term capital lease obligations	67	—	201	—
Junior subordinated debt owed to unconsolidated trusts	722	765	2,198	2,292
Total interest expense	8,566	12,348	28,450	35,794
Net interest income	11,678	12,691	34,654	36,748
Provision for loan losses	1,840	1,050	4,090	3,150
Net interest income after provision for loan losses	9,838	11,641	30,564	33,598
Other income:
Mortgage loan servicing fees	607	606	1,838	1,859
Loan and other fees	938	884	2,720	2,577
Service charges on deposits	438	441	1,301	1,263
Gain on sale of loans	356	347	1,722	1,284
Gain on sale of securities	—	62	555	62
Other operating income	219	313	891	911
	2,558	2,653	9,027	7,956

(Continued on following page)

 TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands except share and per share data)

(Unaudited)

(Continued from prior page)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Other expenses:
Salaries and employee benefits	$4,522	$4,559	$14,169	$13,763
Occupancy	854	964	2,481	2,880
Data processing	606	498	1,730	1,349
Marketing	357	528	1,543	1,568
Amortization and valuation of mortgage servicing rights	675	596	1,915	1,692
Supplies	81	61	390	595
Loss (gain) on sale of other real estate owned	77	(92)	95	(122)
Postage	165	134	465	464
Other	1,404	1,370	4,279	3,761
	8,741	8,618	27,067	25,950
Income before income taxes	3,655	5,676	12,524	15,604
Income taxes	1,359	1,944	4,647	5,552
Net income	$2,296	$3,732	$7,877	$10,052
Basic earnings per common share	$0.35	$0.57	$1.21	$1.54
Diluted earnings per common share	$0.35	$0.57	$1.21	$1.53

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities
Net income	$7,877	$10,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,807	1,723
Net amortization of:
Mortgage servicing rights	2,099	2,132
Premium and discounts on investment securities, net	805	(520)
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	10
Provision for loan losses	4,090	3,150
Recovery of mortgage servicing rights	(184)	(440)
Loss on disposal of premises and equipment	1	24
(Gain) loss on sale of investment securities	(555)	(62)
Federal Home Loan Bank (FHLB) stock dividends received	(91)	(169)
Loss on venture capital investments	113	72
Gain on sale of loans	(1,722)	(1,284)
Loss on disposal of other real estate owned	80	(9)
Write-down of value of other real estate owned	30	—
(Increase) in other assets	(521)	(2,201)
(Decrease) increase in other liabilities	(302)	601
Release of Employee Stock Ownership Plan (ESOP) shares	324	697
Stock options and stock appreciation rights expense	163	119
Tax benefit recognized for exercise of stock options	(43)	(57)
Net cash provided by operating activities before originations and gross sales of loans	13,981	13,838
Gross sales of loans held for sale	118,585	87,066
Origination of loans held for sale	(108,819)	(81,020)
Net cash provided by operating activities	23,747	19,884

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$66,793	$62,540
Proceeds from maturities and paydowns of investment securities, held to maturity	165	1,594
Proceeds from maturities and paydowns of investment securities, other	1,829	1,072
Proceeds from sale of investment securities, available for sale	48,980	14,784
Purchase of investment securities available for sale	(110,083)	(123,307)
Purchase of investment securities other	(91)	(866)
Proceeds from sale of other real estate owned	835	401
Loans funded, net of repayments	(47,331)	(54,753)
Purchases of premises and equipment	(2,159)	(1,695)
Net cash (used in) investing activities	(41,062)	(100,230)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	100,448	74,164
Net (decrease) in time deposits	(22,695)	(9,978)
Repayment of borrowings	(40,027)	(706)
Repayment of ESOP debt	(271)	(472)
Purchase of treasury stock	(1,077)	(2,200)
Issuance of common stock for stock option plan	323	290
Dividend payments	(5,190)	(4,588)
Tax benefit recognized for exercise of stock options	43	57
Net cash provided by financing activities	31,554	56,567
Net increase (decrease) in cash and cash equivalents	14,239	(23,779)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash and cash equivalents:
Beginning of period	$45,524	$73,590
End of period	$59,763	$49,811
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$28,400	$34,996
Income taxes	5,947	6,894
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,821	1,437
Change in unrealized (loss) gain on investment securities, net of taxes	(1,176)	150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Appraisal Services Corporation (“TCC Appraisals”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. Based upon a regulatory change earlier in the year (which has since been reversed), Trinity sold the assets of TCC Appraisals as of May 1, 2008. Trinity is in the process of terminating the business of TCC Appraisals. Management believes that the impact of terminating the business of TCC Appraisals will have an immaterial effect on Trinity’s financial results. In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”). This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and David Blivin. Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. As of this report date, only certain start-up costs have been funded by the Bank,and no capital investments have been made. In October 2008, the Bank also purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to integrate the assets of Allocca & Brunett into the Bank’s existing Trust and Investment Services Department over the next six to ten months.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements in its Form 10-K filed with the SEC on March 17, 2008.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $2.6 million and $3.9 million for of the three months ending September 30, 2008 and September 30, 2007, respectively; and $7.2 million and $10.2 million for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited; in thousands, except share and per share data)
Net income	$2,296	$3,732	$7,877	$10,052
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(381,819)	(334,259)	(368,494)	(311,258)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	(17,599)	(804)	(19,379)
Weighted average common shares outstanding, net	6,474,981	6,504,942	6,487,502	6,526,163
Basic earnings per common share	$0.35	$0.57	$1.21	$1.54
Weighted average dilutive shares from stock option plan	20,573	49,778	22,443	37,328
Weighted average common shares outstanding including derivative shares	6,495,554	6,554,720	6,509,945	6,563,491
Diluted earnings per common share	$0.35	$0.57	$1.21	$1.53

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect as the exercise prices are in excess of current market prices. The total number of shares excluded was 262,500 and 182,000 as of September 30, 2008 and September 30, 2007, respectively.

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

•

When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should initially be measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS 162 is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Public Company Accounting Oversight Board (“PCAOB”) has proposed an auditing standard that would remove the GAAP hierarchy from its interim auditing standards. SFAS 162 is effective as of November 15, 2008. Management believes that adoption of this standard will have no material impact on the Company’s financial statements.

Note 5. Stock Option Plan

The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determine vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity. All stock appreciation rights vest and mature at five years.

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

The following table details the assumptions used in by the Black-Scholes model for valuing share-based compensation granted during the respective periods. There were no options granted during the three months ending September 30, 2008 or September 30, 2007, or the nine months ending September 30, 2008. The weighted-average grant-date fair value of options granted during the nine months ending September 30, 2007 was $4.32.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock price volatility	—	—	—	12.82%
Risk-free rate	—	—	—	4.70%
Expected dividends	—	—	—	2.40%
Expected term (in years)	—	—	—	5

A summary of stock option and stock appreciation right activity under the plans as of September 30, 2008, and changes during the first nine months of the year is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	449,395	$26.38
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	—	—
Outstanding at September 30, 2008	435,395	$26.58	4.21	$1,832
Exercisable at September 30, 2008	251,895	$26.02	4.62	$1,099

No stock options were exercised in the three months ending September 30, 2008. Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share in June of 2008 which is included in the nine months ended September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and September 30, 2007 was $62 thousand and $64 thousand, respectively.

As of September 30, 2008, there was $441 thousand of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan and the 2005 Plan. That cost is expected to be recognized over a weighted-average vesting period of 3.1 years. There were 14,000 shares vested during the nine months ending September 30, 2008 for which the Company expensed $73 thousand. During the same period, we expensed $90 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 6. Short Term Borrowings

The Company had no short-term borrowings as of September 30, 2008. As of December 31, 2007, the Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million.

Note 7. Long Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $23.5 million as of September 30, 2008 and $23.6 million as of December 31, 2007. As of September 30, 2008, the advances had fixed interest rates ranging from 4.67% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe with the intention of building an office on the site during 2008-2009. The lease, which was entered into in December 2006 and expires in 2014, contains an option to purchase the land at a set price upon termination of the initial lease term. This lease is classified as a capital lease. Lease payments for the three months ended September 30, 2008 and 2007 were $46 thousand in each period. Lease payments for the nine months ended September 30, 2008 and 2007 were $139 thousand and $140 thousand, respectively.

The Company also holds a note and mortgage on this land, and the payments received on the note are approximately equal to the payments made on the lease.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2008:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	5.51% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	5.51% (variable	)	6.88%	6.83%

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to Trinity in the amounts indicated above. The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by Trinity, which have terms substantially similar to the trust preferred securities. Trinity has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred. Under the terms of the debentures, under certain circumstances of default or if Trinity has elected to defer interest on the debentures, Trinity may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. Trinity used the majority of the proceeds from the sale of the debentures to add to Tier 1 and Tier 2 capital in order to support its growth and to purchase treasury stock.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2008, 85.5% of the trust preferred securities noted in the table above qualified as Tier 1 capital and 14.5% qualified as Tier 2 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended September 30, 2008 and 2007, $3 thousand of these issuance costs were amortized. During each of the nine month periods ended September 30, 2008 and 2007, $10 thousand of these issuance costs were amortized. Unamortized issuance costs were $300 thousand and $311 thousand at September 30, 2008 and December 31, 2007, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $206 thousand and $498 thousand on September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008 and December 31, 2007, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2008	December 31, 2007
	(In thousands)
Unfunded commitments under lines of credit	$213,974	$206,424
Commercial and standby letters of credit	21,101	20,321

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2008 and December 31, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $18 thousand and $26 thousand as of September 30, 2008 and December 31, 2007, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 11. Litigation

Trinity, the Bank, Title Guaranty, TCC Appraisals, Cottonwood, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business unless otherwise specifically stated in Item 1 of Part II herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

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

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$342	$—	$—	$342
Securities available for sale	—	92,474	—	92,474
Derivative assets	—	16	—	16
Derivative liabilities	—	(10)	—	(10)

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$38,392	$38,392
Loans held for sale	—	881	—	881
Mortgage servicing rights	—	9,752	—	9,752

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. The change in fair value of impaired assets that were valued based upon level three inputs, for which there was a specifically identified reserve, resulted in a decrease of specifically allocated reserve of $2.9 million and a decrease of specifically allocated reserve of $2.6 million for the three and nine months ended September 30, 2008, respectively. This loss or gain is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of September 30, 2008, mortgage loans serviced for others totaled $954.3 million. The carrying amount of the MSRs on these loans total $7.4 million as of September 30, 2008. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Balance at beginning of period	$7,824	$9,123	$8,250	$9,867
Servicing rights originated and capitalized	252	278	1,247	949
Amortization	(678)	(717)	(2,099)	(2,132)
	$7,398	$8,684	$7,398	$8,684

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Balance at beginning of period	$(3)	$(433)	$(184)	$(752)
Aggregate reductions credited to operations	3	121	1,347	574
Aggregate additions charged to operations	—	—	(1,163)	(134)
	$—	$(312)	$—	$(312)

The fair values of the MSRs were $9.8 million and $8.5 million on September 30, 2008 and December 31, 2007, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of September 30, 2008, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of September 30, 2008, December 31, 2007 and September 30, 2007:

	At September 30, 2008	At December 31, 2007	At September 30, 2007
Prepayment Standard Assumption (PSA) speed	181.00%	232.00%	188.00%
Discount rate	10.26	10.00	10.00
Earnings rate	4.00	5.00	5.00

Overview

The Company’s net income decreased by $431 thousand (15.8%) from the quarter ended June 30, 2008 to the quarter ended September 30, 2008. In addition, the Company’s net income decreased $1.4 million (38.5%) from the third quarter of 2007 to the third quarter of 2008. The decrease from the second quarter of 2008 was primarily due to an increase in provision for loan losses and a decrease in non-interest income, and the decrease from the third quarter of 2007 was primarily due to a decrease in net interest income and an increase in provision for loan losses. Total assets grew $38.9 million (2.8%) from December 31, 2007 to September 30, 2008.

Recent Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, declines in real estate values and increases in mortgage foreclosures, have created significant challenges for financial institutions and the economy as a whole. In response to the crises, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions, stimulate the availability of credit within the U.S. financial system, bolster the economy and improve consumer confidence. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. While the Company’s management currently believes that the Company has sufficient capital to support continued growth, the Company is considering whether or not to participate in the Capital Purchase Program, as sources of private capital are both expensive and scarce at this time. The Company is analyzing the affects upon its operation, governance and on our shareholders of such participation. Trinity is carefully considering whether to participate upon approval. Such participation will only be decided upon final disclosure of all requirements and if such participation is determined to be in the best interests of our investors and customers.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company is assessing its participation in the Temporary Liquidity Guarantee Program and anticipates that it will participate in both the insurance program covering the non-interest bearing deposits and the program to guarantee unsecured senior debt, although the Company does not anticipate incurring any such unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program. The Company will continue to monitor this program to determine whether it is eligible and if it would be advantageous to participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comment on the structure of the program but no program has been implemented to date. The Company will continue to monitor this program to determine whether it would be advantageous to participate. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including Los Alamos National Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the programs initiated under the Stabilization Act to date, other liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in the Company’s December 31, 2007 Form 10-K.

Results of Operations-Income Statement Analysis

General. Net income for the third quarter of 2008 decreased to $2.3 million or $0.35 diluted earnings per share, compared to $3.7 million or $0.57 diluted earnings per share for the same period in 2007, a decrease of $1.4 million (38.5%) in net income and a decrease in earnings per share of $0.22 (38.6%). This decrease in net income was primarily due to a decrease in net interest income of $1.0 million and an increase in provision for loan losses of $790 thousand. The decrease in net interest income was mainly due to a decrease in the yield on interest-earning assets, caused by a lower interest rate environment. The provision for loan losses increased pursuant to management’s loan loss reserve analysis, as a prudent measure to ensure that possible losses inherent in the bank’s loan portfolio are adequately covered. In addition, non-interest expenses increased $123 thousand and non-interest income decreased $95 thousand. The increase in non-interest expense was mainly due to an increase in the loss on the sale of other real estate owned. Income tax expenses decreased $585 thousand due to lower pre-tax income.

Net income for the first nine months of 2008 totaled $7.9 million or $1.21 diluted earnings per share, compared to $10.1 million or $1.53 diluted earnings per share for the same period in 2007, a decrease of $2.2 million (21.6%) in net income and a decrease of $0.32 (20.9%) in diluted earnings per share. This decrease in net income was primarily due to a decrease in net interest income of $2.1 million and an increase in non-interest expense of $1.1 million. The decrease in net interest income was primarily due to a decrease in the yield on interest-earning assets, caused by a lower interest rate environment. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits and an increase in data processing expenses. These items were partially offset by an increase in non-interest income of $1.1 million. The increase in non-interest income was mainly due to an increase on the gain on sale of securities and an increase on the gain on sale of loans. In addition, provision for loan losses increased $940 thousand. This increased pursuant to management’s loan loss reserve analysis, as a prudent measure to insure that possible losses inherent in the bank’s loan portfolio were adequately covered. Income tax expenses decreased $905 thousand due to lower pre-tax income.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,202,478	$19,313	6.39%	$1,169,302	$22,700	7.70%
Taxable investment securities	95,045	597	2.50	131,652	1,658	5.00
Investment securities exempt from federal income taxes (2)	14,124	290	8.17	19,376	274	5.61
Federal funds sold	4,645	20	1.71	1,004	23	9.09
Other interest-bearing deposits	23,096	111	1.91	31,493	407	5.13
Investment in unconsolidated trust subsidiaries	1,116	22	7.84	1,116	23	8.18
Total interest-earning assets	1,340,504	20,353	6.04	1,353,943	25,085	7.35
Non-interest-earning assets	62,169			74,683
Total assets	$1,402,673			$1,428,626

Interest-bearing Liabilities:
Deposits:
NOW deposits	$95,691	$262	1.09%	$97,051	$607	2.48%
Money market deposits	194,382	556	1.14	196,526	1,185	2.39
Savings deposits	323,848	1,342	1.65	274,888	1,977	2.85
Time deposits over $100,000	313,260	3,243	4.12	335,810	4,401	5.20
Time deposits under $100,000	212,286	2,025	3.79	220,081	2,783	5.02
Short-term borrowings, including ESOP borrowings under 1 year	7,391	62	3.34	32,750	341	4.13
Long-term borrowings, including ESOP borrowings over 1 year	23,545	287	4.85	30,972	289	3.70
Long-term capital lease obligations	2,211	67	12.06	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	722	7.74	37,116	765	8.18
Total interest-bearing liabilities	1,209,730	8,566	2.82	1,225,194	12,348	4.00

(Continued on following page)

(Continued from prior page)

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$45,491			$41,215
Other non-interest-bearing liabilities	56,076			76,129
Stockholders' equity, including stock owned by ESOP	91,376			86,088
Total liabilities and stockholders equity	$1,402,673			$1,428,626
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$11,787	3.22%		$12,737	3.35%
Net interest margin on a fully tax-equivalent basis(4)			3.50%			3.73%
Net interest margin(4)			3.47%			3.72%

________________

(1)

Average loans includes non-accrual loans of $34.0 million and $10.9 million for September 30, 2008 and 2007, respectively.  Interest income includes loan origination fees of $683 thousand and $851 thousand for the three months ended September 30, 2008 and 2007, respectively.

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

For the third quarter of 2008, net interest income on a fully tax-equivalent basis decreased $950 thousand (7.5%) to $11.8 million from $12.7 million for the third quarter of 2007. The decrease in net interest income resulted from a decrease in interest income on a fully tax-equivalent basis of $4.7 million (18.9%), which was partially offset by a decrease in interest expense of $3.8 million (29.7%). Interest income decreased mainly due to a decrease in the yield on interest-earning assets of 131 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $4.8 million. Average interest-earning assets decreased $13.4 million (1.0%); however, lower-yielding assets (such as investment securities) decreased while higher-yielding assets (such as loans) increased, which accounted for an increase of $102 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 118 basis points, which accounted for a $3.5 million decrease. Average total interest-bearing liabilities decreased $15.5 million (1.3%), accounting for a decrease of $328 thousand in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 23 basis points to 3.50% for the quarter ended September 30, 2008 from 3.73% for the quarter ended September 30, 2007.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,188,528	$59,510	6.69%	$1,162,860	$66,864	7.69%
Taxable investment securities	97,495	2,274	3.12	96,328	3,466	4.81
Investment securities exempt from federal income taxes (2)	15,031	911	8.10	23,475	1,319	7.51
Federal funds sold	6,736	131	2.60	1,224	60	6.55
Other interest-bearing deposits	29,543	551	2.49	33,107	1,291	5.21
Investment in unconsolidated trust subsidiaries	1,116	66	7.90	1,116	69	8.27
Total interest-earning assets	1,338,449	63,443	6.33	1,318,110	73,069	7.41
Non-interest-earning assets	62,532			63,296
Total assets	$1,400,981			$1,381,406

Interest-bearing Liabilities:
Deposits:
NOW deposits	$94,416	$933	1.32	$95,578	$1,789	2.50%
Money market deposits	196,580	2,027	1.38	195,531	3,480	2.38
Savings deposits	294,058	4,035	1.83	246,538	4,927	2.67
Time deposits over $100,000	320,584	10,723	4.47	340,563	13,299	5.22
Time deposits under $100,000	215,262	6,761	4.20	217,358	8,135	5.00
Short-term borrowings, including ESOP borrowings under 1 year	29,073	707	3.25	11,434	360	4.21
Long-term borrowings, including ESOP borrowings over 1 year	23,554	865	4.91	52,811	1,512	3.83
Long-term capital lease obligations	2,211	201	12.14	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	2,198	7.91	37,116	2,292	8.26
Total interest-bearing liabilities	1,212,854	28,450	3.13	1,196,929	35,794	4.00

(Continued on following page)

(Continued from prior page)

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$42,663			$39,173
Other non-interest-bearing liabilities	54,524			60,691
Stockholders' equity, including stock owned by ESOP	90,940			84,613
Total liabilities and stockholders equity	$1,400,981			$1,381,406
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$34,993	3.20%		$37,275	3.41%
Net interest margin on a fully tax-equivalent basis(4)			3.49%			3.78%
Net interest margin(4)			3.46%			3.73%

________________

(1)

Average loans include non-accrual loans of $23.0 million and $9.8 million for September 30, 2008 and 2007, respectively.  Interest income includes loan origination fees of $2.0 million and $2.5 million for the nine months ended September 30, 2008 and 2007.

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

For the nine months ended September 30, 2008, net interest income on a fully tax-equivalent basis decreased $2.3 million (6.1%) to $35.0 million from $37.3 million for the nine months ended September 30, 2007. The decrease in net interest income resulted from a decrease in interest income on a fully tax-equivalent basis of $9.6 million (13.2%), which was partially offset by a decrease in interest expense of $7.3 million (20.5%). The decrease in interest income on a fully tax-equivalent basis was mainly due to a decrease in the yield on interest-earning assets of 108 basis points, which decreased interest income on a fully tax-equivalent basis by $10.6 million. Partially offsetting this, average interest-earning assets increased $20.3 million (1.5%), which accounted for a $985 thousand increase in interest income on a fully tax-equivalent basis. The decrease in interest expense was due to a decrease in the yield on interest-bearing liabilities of 87 basis points, which accounted for a decrease in interest expense of $7.0 million. Average interest-bearing liabilities increased a total of $15.9 million (1.3%), however, lower-costing liabilities (such as savings deposits) increased while higher-costing liabilities (such as time deposits and borrowings) decreased, which accounted for a decrease of $341 thousand. The net interest margin expressed on a fully tax-equivalent basis decreased 29 basis points to 3.49% for the six month period ended September 30, 2008 from 3.78% for the same period in 2007.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net interest income	$11,678	$12,691	$34,654	$36,748
Tax-equivalent adjustment to net interest income	109	46	339	527
Net interest income, fully tax-equivalent basis	$11,787	$12,737	$34,993	$37,275

Volume, Mix and Rate Analysis of Net Interest Income. The following tables present the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate and volume (changes in interest rate times changes in volume). Changes attributable to the combined impact of volume and rate (iii above) have been allocated proportionally to the changes due to volume and the changes due to rate.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Compared to 2007			2008 Compared to 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$628	$(4,015)	$(3,387)	$1,448	$(8,802)	$(7,354)
Taxable investment securities	(379)	(682)	(1,061)	42	(1,234)	(1,192)
Investment securities exempt from federal income taxes(1)	(87)	103	16	(504)	96	(408)
Federal funds sold	29	(32)	(3)	126	(55)	71
Other interest bearing deposits	(89)	(207)	(296)	(127)	(613)	(740)
Investment in unconsolidated trust subsidiaries	—	(1)	(1)	—	(3)	(3)
Total increase (decrease) in interest income	$102	$(4,834)	$(4,732)	$985	$(10,611)	$(9,626)

(Continued on following page)

(Continued from prior page)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Compared to 2007			2008 Compared to 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-bearing Liabilities:
Now deposits	$(9)	$(336)	$(345)	$(22)	$(834)	$(856)
Money market deposits	(13)	(616)	(629)	19	(1,472)	(1,453)
Savings deposits	308	(943)	(635)	836	(1,728)	(892)
Time deposits over $100,000	(281)	(877)	(1,158)	(748)	(1,828)	(2,576)
Time deposits under $100,000	(96)	(662)	(758)	(77)	(1,297)	(1,374)
Short-term borrowings, including ESOP borrowings under 1 year	(224)	(55)	(279)	444	(97)	347
Long-term borrowings, including ESOP borrowings under 1 year	(80)	78	(2)	(994)	347	(647)
Long-term capital lease obligations	67	—	67	201	—	201
Junior subordinated debt owed to unconsolidated trusts	—	(43)	(43)	—	(94)	(94)
Total increase (decrease) in interest expense	$(328)	$(3,454)	$(3,782)	$(341)	$(7,003)	$(7,344)
Increase (decrease) in net interest income	$430	$(1,380)	$(950)	$1,326	$(3,608)	$(2,282)

_______________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended September 30, 2008 and 2007, and between the nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,		Net difference	Nine Months Ended September 30,		Net difference
	2008	2007		2008	2007
	(In thousands)
Other income:
Mortgage loan servicing fees	$607	$606	$1	$1,838	$1,859	$(21)
Loan and other fees	938	884	54	2,720	2,577	143
Service charges on deposits	438	441	(3)	1,301	1,263	38
Gain on sale of loans	356	347	9	1,722	1,284	438
Gain on sale of securities	—	62	(62)	555	62	493
Other operating income	219	313	(94)	891	911	(20)
	$2,558	$2,653	$(95)	$9,027	$7,956	$1,071

In the third quarter of 2008, other income decreased $95 thousand (3.6%) from the same period in 2007, to a total of $2.6 million, down from $2.7 million. Other operating income decreased $94 thousand (30.0%) mainly due to a decline in gains in foreign currency exchanges. Gain on sale of securities decreased $62 thousand (100.0%) as there were no sales in the third quarter of 2008. Loan and other fees increased by $54 thousand (6.1%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions.

In the first nine months of 2008, other income increased $1.1 million (13.5%) from the same period in 2007, to a total of $9.0 million, up from $7.9 million. Gain on sale of securities increased $493 thousand (795.2%) due to the volume of security sales in the second quarter of 2008 exceeding all of those in 2007. Gain on sale of loans increased $438 thousand (34.1%) due to a higher volume of loan sales. Loan and other fees increased $143 thousand (5.5%), mainly due to an increase in fees collected from ATM operations due largely to higher foreign (non-Bank customer) transactions.

Other Expenses. Changes in other expenses between the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Net difference	Nine Months Ended September 30,		Net difference
	2008	2007		2008	2007
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,522	$4,559	$(37)	$14,169	$13,763	$406
Occupancy	854	964	(110)	2,481	2,880	(399)
Data processing	606	498	108	1,730	1,349	381
Marketing	357	528	(171)	1,543	1,568	(25)
Amortization and valuation of mortgage servicing rights	675	596	79	1,915	1,692	223
Supplies	81	61	20	390	595	(205)
Loss (gain) on sale of other real estate owned	77	(92)	169	95	(122)	217
Postage	165	134	31	465	464	1
Other	1,404	1,370	34	4,279	3,761	518
	$8,741	$8,618	$123	$27,067	$25,950	$1,117

For the third quarter of 2008, other expenses increased $123 thousand (1.4%) from the third quarter of 2007, from $8.6 million in 2007 to $8.7 million in 2008. Marketing expenses decreased $171 thousand (32.4%) mainly due to a decrease in marketing supplies and advertising. Loss on sale of other real estate owned increased $169 thousand (183.7%) mainly due to a higher volume of other real estate owned sales in 2008 compared to 2007. Occupancy expenses decreased $110 thousand (11.4%) mainly due to an immaterial change in the classification of certain expenses and a decrease in building supplies expenses. Data processing expense increased $108 thousand (21.7%) mainly due to costs associated with software maintenance contracts. The amortization and valuation of mortgage servicing rights increased $79 thousand (13.3%) mainly due to lower impairment recovery in 2008 compared to 2007, due to all impairment being recovered in 2008 and no further reductions in expense can be gained from continued increases in the fair market value of these mortgage servicing rights.

For the nine months ended September 30, 2008, other expenses increased $1.1 million (4.3%) to $27.1 million from $26.0 million in the first nine months of 2007. Other expenses grew $518 thousand (13.8%) mainly due to an increase in FDIC insurance premiums and an increase in professional fees due to consulting work associated with venture capital investments and data processing. Salaries and employee benefits increased $406 thousand (2.9%), mainly due to merit-based compensation increases. Occupancy expenses decreased $399 thousand (13.9%), mainly due to an immaterial change in the classification of certain expenses and a decrease in maintenance and repair expenses. Data processing expense increased $381 thousand (28.2%) mainly due to costs associated with software maintenance contracts. The amortization and valuation of mortgage servicing rights increased $223 thousand (13.2%) mainly due to lower impairment recovery in 2008 compared to 2007, due to all impairment being recovered in 2008 and no further reductions in expense can be gained from continued increases in the fair market value of these mortgage servicing rights. Loss on sale of other real estate owned increased $217 thousand (177.9%) mainly due to a higher volume of other real estate owned sales in 2008 compared to 2007. Supplies expense decreased $205 thousand (34.5%), mainly due to one-time costs of supplies and stationary associated with a revision to the bank’s logo and related marketing initiatives in 2007 which were not repeated in 2008.

Income Taxes. In the third quarter of 2008, income tax expense decreased $585 thousand (30.1%) from the third quarter of 2007, dropping from $1.9 million to $1.4 million. The effective tax rate increased to 37.2% in the third quarter of 2008 compared to 34.2% in the third quarter of 2007. The increase in effective tax rate was mainly attributable to a change in the estimation of current income tax expense.

In the nine months ended September 30, 2008, income tax expense decreased $905 thousand (16.3%), to a total of $4.6 million compared to $5.6 million for the same period for the previous year. The effective tax rate increased to 37.1% in the first nine months of 2008, compared to 35.6% in the first nine months of 2007. The increase in effective tax rate was mainly attributable to a change in the estimation of current income tax expense.

Financial Condition-Balance Sheet Analysis

General. Total assets at September 30, 2008 were $1.4 billion, an increase of $38.9 million (2.8%) from December 31, 2007. Net loans accounted for most of this change, increasing $41.4 million (3.6%) during the first nine months of 2008. During the same period, total liabilities increased by $34.6 million (2.7%) holding steady at $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $77.8 million (6.6%), which was partially offset by a decrease in short-term borrowings of $40.0 million. Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $4.3 million (4.9%) to $92.3 million on September 30, 2008 compared to $88.0 million on December 31, 2007.

Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity and Sources of Capital” under Item 2 and “Asset Liability Management” under Item 3 below. There were no mortgage-backed securities (MBS) in the investment portfolio in any of the periods presented. The $1 thousand in available for sale equity securities represented stock in the Federal National Mortgage Association (FNMA), which was the extent of our exposure to this company in the periods presented. We had no positions in the Federal Home Loan Mortgage Corporation (FHLMC) during any of the periods presented.

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At September 30, 2008		At December 31, 2007		At September 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Available for Sale:
Government sponsored agencies	$88,779	$87,755	$93,081	$93,201	$128,385	$128,438
States and political subdivisions	4,754	4,719	6,391	6,385	6,396	6,328
Equity securities	1	—	1	4	1	6
Total investment securities available for sale	$93,534	$92,474	$99,473	$99,590	$134,782	$134,772
Investment securities Held to Maturity
Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,994	8,089	9,159	9,159	9,372	9,372

Total investment securities held to maturity	$8,994	$8,089	$9,159	$9,159	$9,372	$9,372
Other investments:
Non-marketable equity securities (including FRB and FHLB stock)	$4,504	$4,504	$6,264	$6,264	$6,711	$6,711

Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other investments	$5,620	$5,620	$7,380	$7,380	$7,827	$7,827

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At September 30, 2008		At December 31, 2007		At September 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$110,757	9.11%	$118,670	10.12%	$122,162	10.31%
Commercial real estate	405,002	33.33	382,909	32.65	392,582	33.12
Residential real estate	381,440	31.39	360,934	30.77	353,569	29.83
Construction real estate	256,728	21.13	249,284	21.26	259,531	21.90
Installment and other	61,264	5.04	61,028	5.20	57,306	4.84
Total loans	1,215,191	100.00	1,172,825	100.00	1,185,150	100.00
Unearned income	(2,111)		(1,719)		(1,899)
Gross loans	1,213,080		1,171,106		1,183,251
Allowance for loan losses	(14,087)		(13,533)		(13,528)
Net loans	$1,198,993		$1,157,573		$1,169,723

Total loans increased $42.4 million (3.6%) from December 31, 2007, remaining at $1.2 billion at September 30, 2008. The increase was due primarily to growth in the Company’s commercial real estate and residential real estate portfolios. During the same period, there was a slight drop in the commercial non-real estate portfolio. Specifics risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2007 filed with the SEC on March 17, 2008 and as modified in Item 1A of Part II herein.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2008	At December 31, 2007	At September 30, 2007
	(Dollars in thousands)
Non-accruing loans	$36,700	$11,789	$11,200
Loans 90 days or more past due, still accruing interest	1	—	29
Total non-performing loans	36,701	11,789	11,229
Other real estate owned	2,234	1,358	1,210
Other repossessed assets	709	4	40
Total non-performing assets	$39,644	$13,151	$12,479
Total non-performing loans to total loans	3.02%	1.01%	0.95%
Allowance for loan losses to non-performing loans	38.38%	114.79%	120.47%
Total non-performing assets to total assets	2.79%	0.95%	0.87%

At September 30, 2008, total non-performing assets increased $26.5 million (201.5%) to $39.6 million from $13.2 million at December 31, 2007, primarily due to increases in non-performing loans of $24.9 million. Non-performing loans increased in large part from the placement of a single large commercial real estate relationship into non-accrual status in May 2008. The collateral on the commercial real estate relationship has been recently appraised at $32.0 million, with a total loan balance of $20.5 million (with $16.0 million included in the preceding table, and $4.5 million due to another participating lender). No specific reserve has been allocated to this relationship, as management believes the collateral is currently sufficient to cover the outstanding loans. In addition to this $16.0 million commercial real estate relationship, the remaining increases in non-accrual loans were concentrated in the areas of construction loans ($7.0 million increase) and residential real estate loans ($2.6 million increase). There were no specifically identified losses in the non-accrual loans that have not already been charged-off. As of September 30, 2008, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$13,866	$12,837	$13,533	$12,167
Provision for loan losses	1,840	1,050	4,090	3,150
Total charge-offs	(1,718)	(402)	(3,919)	(2,020)
Total recoveries	99	43	383	231
Net charge-offs	(1,619)	(359)	(3,536)	(1,789)
Balance at end of period	$14,087	$13,528	$14,087	$13,528

Gross loans at end of period	$1,213,080	$1,183,251	$1,213,080	$1,183,251
Ratio of allowance to total loans	1.16%	1.14%	1.16%	1.14%
Ratio of net charge-offs to average loans(1)	0.54%	0.12%	0.40%	0.21%

_______________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2008 totaled $1.6 million, an increase of $1.3 million (351.0%) over the three months ended September 30, 2007. The majority of the charge-offs were commercial non-real estate and installment loans. The net charge-offs for the nine months ended September 30, 2008 totaled $3.5 million, an increase of $1.7 million (97.7%) from net charge-offs of $1.8 million in the nine months ended September 30, 2007. The majority of the charge-offs were commercial non-real estate and installment loans. Additionally, the provision for loan losses increased by $790 thousand (75.2%) for the three months ended September 30, 2008 from the three months ended September 30, 2007, based upon management’s estimate of the adequacy of the reserve for loan losses. The provision for loan losses also increased by $940 thousand (29.8%) for the nine months ended September 30, 2008 from the nine months ended September 30, 2007, based upon management’s estimate of the adequacy of the reserve for loan losses.

The majority of the increase of $1.9 million in charge-offs from the first nine months of 2007 to the first nine months of 2008 were concentrated within the following categories: commercial non-real-estate loans (increase of $842 thousand), residential real estate loans (increase of $483 thousand), installment and other loans (increase of $440 thousand), construction loans ($379 thousand). Additionally, there was a decrease in the charge-offs of commercial real estate loans of $246 thousand. As we have experienced a substantial increase in charge-offs from the prior period, management has increased the provision for loan losses so that the reserve for loan losses has grown to a total of 1.16% of total loans, up from 1.14% of total loans a year ago. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2008		At December 31, 2007		At September 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,057	9.11%	$4,535	10.12%	$5,063	10.31%
Commercial and residential real estate	4,777	64.72	4,293	63.42	4,227	62.95
Construction real estate	6,027	21.13	3,691	21.26	3,185	21.90
Installment and other	1,226	5.04	1,014	5.20	1,053	4.84
Total	$14,087	100.00%	$13,533	100.00%	$13,528	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $559 thousand (4.1%) from September 30, 2007 to September 30, 2008. This was mainly due to an increase in the allowance allocated to construction loans, and was largely offset by a decrease in the allocation for commercial non-real estate loans. The allocation for construction loans increased $3.1 million (94.6%) from September 30, 2007 to September 30, 2008, mainly due to an increase in the allocation in historical loss experience (based on migration analysis) of $3.1 million. The allocation for commercial non-real estate loans decreased by $3.0 million (58.2%), mainly due to a decrease in the allocation for specifically identified loans. This decrease was due to the analysis of the source of repayment of one large non-performing commercial loan, which was determined to be in excess of the balance owed on this loan For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of September 30, 2008 were $38.4 million. Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, so there are no specifically identified losses allocated in the reserve for loan losses.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured year after the year in which it was restructured. Total loans which were considered restructured as of September 30, 2008 totaled $5.6 million.

The Bank anticipates the volume of commercial real estate and construction loans to continue to decline. Overall, management’s outlook for the New Mexico economy in 2008 is expected to be moderate and one of restrained growth. Nonfarm employment growth reached only 0.9% in 2007, and is expected to reach only 1.0% in 2008. Housing construction overall is expected to remain depressed throughout the remainder of 2008, but experience a modest recovery toward the middle of 2009.

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

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At September 30, 2008	At December 31, 2007	At September 30, 2007
	(Dollars in thousands)
Loans classified as:
Substandard	$75,472	$19,053	$17,319
Doubtful	—	2,644	2,828
Total adversely classified loans	75,472	21,697	20,147
Other real estate owned	2,234	1,358	1,210
Other repossessed assets	709	4	40
Total adversely classified assets	$78,415	$23,059	$21,397
Special mention loans	$25,514	$30,715	$8,529

Total adversely classified assets as of September 30, 2008 were $78.4 million, or 5.5% of total assets. This was an increase of $57.0 million (266.5%) from September 30, 2007 to September 30, 2008. The main reason for the increase was an increase in loans classified as substandard of $58.2 million. The Company believes it has adequate collateral as security for these loans, as any loans that are collateral-dependent for repayment have been charged down to the value of the collateral less selling costs. Other real estate owned increased $1.0 million largely due to the addition of three single family residential properties. Doubtful loans decreased $2.8 million, as management has been aggressive in charging off assets with improbable chances at liquidation. Special mention loans increased $17.0 million (199.1%) between September 30, 2007 and September 30, 2008, to 1.8% of total assets, primarily due to downgrades of construction, land development and residential real estate credits from pass grades. Management believes that the collateral is currently sufficient to cover these loan balances.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $23.7 million and $19.9 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Net cash provided by operating activities increased $3.8 million in the first nine months of 2008 compared to the first nine months of 2007 largely due to an increase in the origination of loans held for sale, net of sales, of $3.7 million. Net cash used in investing activities was $41.1 million and $100.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The $59.2 million decrease in cash used in investing activities was largely due to an increase in cash provided by the sale of investment securities of $34.2 million. In addition, there was a decrease in cash used in the purchase of investment securities of $13.2 million. There was also a decrease of cash used in the funding of loans of $7.4 million, net of repayments. Net cash provided by financing activities was $31.6 million and $56.6 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The $25.0 million decrease in cash provided by financing activities was mainly due to an increase in cash used in the repayment of borrowings of $39.3 million, which was partially offset by an increase in the cash provided by the increase in deposits of $13.6 million.

The most significant growth in deposits from December 31, 2007 to September 30, 2008 occurred in savings accounts ($52.6 million) and NOW accounts ($31.7 million), with smaller growth in demand deposits ($16.6 million) and time deposits under $100,000 ($739 thousand). There was a decline in time deposits over $100,000 ($23.4 million) and money market deposits ($500 thousand). Customers have been keeping deposits in non-maturity deposits in an apparent need for more liquidity. We have seen this change from maturing to non-maturing deposits result in a slight increase in deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $112.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $270.1 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At September 30, 2008 Trinity’s total risk-based capital ratio was 12.24%, the Tier 1 capital to risk-weighted assets ratio was 10.59%, and the Tier 1 capital to average assets ratio was 8.81%. At December 31, 2007, Trinity’s total risk-based capital ratio was 12.11%, the Tier 1 capital to risk-weighted assets ratio was 10.32%, and the Tier 1 capital to average assets ratio was 8.19%.

At September 30, 2008, the Bank’s total risk-based capital ratio was 11.83%, the Tier 1 capital to risk-weighted assets ratio was 10.62%, and the Tier 1 capital to average assets ratio was 8.83%. At December 31, 2007, the Bank’s total risk-based capital ratio was 11.60%, the Tier 1 capital to risk-weighted assets ratio was 10.40%, and the Tier 1 capital to average assets ratio was 8.25%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, Trinity’s book value per common share was $14.26 and $13.58, respectively.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2008 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of September 30, 2008:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$469,685	$451,749	$246,387	$45,259	$1,213,080
Loans held for sale	881	—	—	—	881
Investment securities	2,618	2,405	89,508	11,441	105,972
Securities purchased under agreements to resell	2,658	—	—	—	2,658
Interest-bearing deposits with banks	8,039	—	—	—	8,039
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$484,067	$454,154	$335,895	$57,630	$1,331,746

Interest-bearing Liabilities:
NOW deposits	$59,169	$80,882	$—	$—	$140,051
Money market deposits	81,538	85,023	—	—	166,561
Savings deposits	141,231	184,493	—	—	325,724
Time deposits over $100,000	114,867	135,414	53,550	353	304,184
Time deposits under $100,000	71,988	113,029	25,126	670	210,813
Short-term borrowings	—		—	—	—
Long-term borrowings	9	27	20,649	2,857	23,542
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$474,988	$598,868	$99,325	$37,021	$1,210,202
Rate sensitive assets (RSA)	$484,067	$938,221	$1,274,116	$1,331,746	1,331,746
Rate sensitive liabilities (RSL)	474,988	1,073,856	1,173,181	1,210,202	1,210,202
Cumulative GAP (GAP=RSA-RSL)	9,079	(135,635)	100,935	121,544	121,544
RSA/Total assets	34.12%	66.14%	89.82%	93.88%	93.88%
RSL/Total assets	33.48%	75.70%	82.70%	85.31%	85.31%
GAP/Total assets	0.64%	-9.56%	7.12%	8.57%	8.57%
GAP/RSA	1.88%	-14.46%	7.92%	9.13%	9.13%

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

Based on simulation modeling at September 30, 2008 and December 31, 2007, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	At September 30, 2008		At December 31, 2007
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(443)	0.88%	$3,823	7.60%
+1.00	75	0.15	1,997	3.97
(1.00)	(2,044)	(4.06)	(2,148)	(4.27)
(2.00)	(3,031)	(6.02)	(3,174)	(6.31)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at September 30, 2008.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, TCC Appraisal Services, Cottonwood, TCC Advisors and TCC Funds were not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business unless otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008, Trinity repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
July 1-July 31, 2008	1,561	(1)	$27.70	—	$—
August 1-August 31, 2008	—		—	—	—
September 1-September 30, 2008	—		—	—	—
Total	1,561		$27.70	—	$—

_______________

(1)

In July 2008, a former employee exercised the put options on shares owned in the Employee Stock Ownership Plan.  Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock.  Trinity elected to repurchase these shares immediately from the plan participant.  Total shares repurchased by Trinity under the put option were 1,561.

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

TRINITY CAPITAL CORPORATION

Date: November 10, 2008	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer