Form 10-K
period 2008-12-31
TRINITY CAPITAL CORP
filed 2009-03-16
CIK 99771

As filed with the Securities and Exchange Commission on March 16, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
20,000,000 authorized shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                        [ ]  Yes   [ x ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                    [ ]  Yes   [ x ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                  [ x ]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                          [ x ]   Yes    [ ] No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer [	]	Accelerated filer	[ x ]
Non-accelerated filer	[	] (do not check if a smaller reporting company)	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[	] Yes [ x ] No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $108,857,000 (based on the last sale price of the Common Stock at June 30, 2008 of $24.40 per share).

As of March 11, 2009, there were 6,448,548 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2009 Proxy Statement	PART III

Table of contets

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank, TCC Advisors Corporation, TCC Funds and Title Guaranty & Insurance Company.

Item 1. Business.

Trinity Capital Corporation

General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”) and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”). The Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”). The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology start up companies and which is also designed to manage venture capital funds. Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico. Los Alamos has approximately 19,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb. Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields. The Laboratory employs (directly and indirectly) approximately 9,650 residents of Northern New Mexico, making it the largest employer in Los Alamos County. The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

Los Alamos National Bank is a full-service commercial banking institution with five bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico. The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and continues to expand its market share and customer-base. In 1999, the Bank established its first office in Santa Fe after acquiring a substantial number of customers based in Santa Fe. In 2004, the Bank added a second office in Santa Fe to better serve its growing customer-base and continue to attract new customers. As of the June 30, 2007 Summary of Deposits (SOD) Report published by the Federal Deposit Insurance Corporation, the Bank had the largest share of deposits in Santa Fe County, a position it held again in 2008 according to the June 30, 2008 SOD Report. In 2005, the Bank determined the need for an additional site in Albuquerque, New Mexico to serve our commercial loan customers and established a Loan Production Office. The Bank expanded its charter at the end of 2007 to provide for the ability to provide full banking services out of its Albuquerque office. Trinity also acquired a ground lease covering additional land in Santa Fe where we began construction on a third Santa Fe Bank office in 2008. The Bank is constructing this third Santa Fe office to better serve our customers on the southern side of Santa Fe and attract additional commercial and consumer customers based in this area. The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust products to our targeted customer base of individuals and small and medium-sized businesses. As of December 31, 2008, the Bank had total assets of $1.4 billion, net loans of $1.2 billion and deposits (net of deposits of affiliates) of $1.3 billion.

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

Table of contets

The Bank created TCC Advisors in February 2006 to enable us to manage certain assets and register with the SEC as a Registered Investment Advisor should we choose to do so in the future. In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund. Both of these entities are dormant with no planned use at this time. TCC Appraisals was a real estate appraisal company created by Trinity in January 2006 and was dissolved in January 2009 following the sale of its assets in May 2008. In August of 2008, the Bank joined Cottonwood as a 26% member. Cottonwood assists in the management and counsels start up companies involved in technology transfer from research institutions in New Mexico as well as establishing and managing venture funds. Additionally, the Bank entered a consulting agreement with Cottonwood to provide services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and in 2000 elected to become a financial holding company, as defined in the BHCA. Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank. In 2000, Trinity purchased Title Guaranty. Title Guaranty and the Bank are wholly-owned subsidiaries of Trinity. The Bank created TCC Advisors in February 2006; this entity is currently dormant. In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities which had an aggregate outstanding balance of $37.1 million at December 31, 2008. In February 2006, Trinity created TCC Funds, a Delaware statutory trust created to allow for the creation and holding of mutual funds; this entity is currently dormant. Trinity’s sole business is the ownership of the outstanding shares of the Bank, Title Guaranty and the administration of the Trusts. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

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

Table of contets

In addition to the generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

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

General. Trinity is a financial holding company. As a financial holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so. Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve. Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

Emergency Economic Stabilization Act of 2008. Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the U.S. Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA will be required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.On October 14, 2008, Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Eligible institutions will be able to sell equity interests to Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. For companies that do not have a class of securities listed on a national stock exchange, Treasury purchases two class of CPP Preferred Stock. The CPP Preferred Stock will generally be non-voting and one class will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum while the other class will pay dividends at the rate of 9% per annum from the date of the transaction. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP. Treasury will determine specific eligibility and allocations for an interested financial institution after consultation with the appropriate federal banking agency.

Table of contets

Trinity applied to participate in the CPP. While the Company’s management currently believes the Company has sufficient capital to support continued growth. The Company is analyzing the affects upon its operation, governance and on our shareholders of such participation. Trinity will participate in the program if it is determined to be in the best interests of our investors and customers. If Trinity participates in the CPP, the Company expects that its federal regulators and Treasury will maintain significant oversight over the Company as a participating institution, to evaluate the use of the capital and to ensure lending is continued in the markets it serves. As of the date of this report, the Company has not decided if it will participate in the program.

Acquisitions, Activities and Change in Control.The primary purpose of a bank or financial holding company (collectively referred to herein as “bank holding company”) is to control banks. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, this authority would permit Trinity to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or other entity engaged in sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

Table of contets

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2008, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends. Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the foregoing, if we participate in the CPP, it could further restrict our ability to pay dividends to our shareholders in the event we fail to pay the required dividends to Treasury under the program.

Federal Securities Regulation. Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

 Los Alamos National Bank

General. Los Alamos National Bank is a national banking organization created under the laws of the United States of America. The Bank is regulated primarily by the OCC, a branch of the Department of Treasury. The Bank currently has five full-service bank offices. A sixth office is under construction and will be completed and opened in 2009. In February 2006, the Bank created TCC Advisors as a wholly owned subsidiary of the Bank. In August of 2008, the Bank joined Cottonwood as a 26% member. Cottonwood works with local start up companies involved in technology transfer from research institutions. Additionally, the Bank entered a consulting agreement with Cottonwood to provide services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.

Table of contets

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

Lending Activities.

General. We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. We actively market our services to qualified borrowers. Lending officers build relationships with new borrowers entering our market areas as well as long-standing members of the local business community. We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower. Our current maximum lending limit to one borrower is approximately $20.2 million. Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2008, residential mortgages made up approximately 31.5% of our loan portfolio; commercial real estate loans comprised approximately 33.4%; construction lending comprised 20.6%; general commercial loans comprised 9.6%; and consumer lending comprised 4.9%.

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

Residential Real Estate Loans. Residential mortgage lending has been an important part of our business since our formation in 1963. The majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans. We also originate 15- to 30-year fixed rate residential mortgages and sell most of these loans to outside investors. We retain the servicing of almost all of the residential mortgages we originate. We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidify relationships with those customers. We do not engage in financing sub-prime loans nor do we participate in any sub-prime lending programs.

Table of contets

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

Additional information on the risks associated with our banking activities and products and concentrations can be found under “Risk Factors” in Section 1A of this Form 10-K.

Market Area.

General.The economy in Northern New Mexico has remained fairly stable, although somewhat slower than historical activity levels. Unemployment remained comparatively low at 4.7% at year end compared to a national unemployment rate of 6.5%. While unemployment rates nationally continue to increase, New Mexico experienced the lowest rate of increase for any state from December 2008 to January 2009, with a 0.4% increase to an unemployment rate of 5.1%, compared to a national unemployment rate increase from December 2008 to January 2009 of 1.1% to an employment rate of 7.6%. Foreclosure rates are lower in New Mexico than other states. New Mexico remains aggressive in lobbying new businesses to move to the state and the high percentage of federal government spending in the state allows the economy to stay relatively steady in times of volatility. The overall outlook for the New Mexico economy in 2009 is a recession as employment growth has dipped into the negative. A moderate recovery is expected to begin in 2010, which should commence with improvements in the housing sector.

Los Alamos. The Bank’s customers are concentrated in Northern and Central New Mexico, particularly in Santa Fe and Los Alamos Counties. The city of Los Alamos, the base of our operations, lies within Los Alamos County. Los Alamos County has approximately 19,000 residents. As of December 31, 2008, the Bank had approximately $19.6 million in commercial loans, $163.3 million in commercial real estate loans, $209.5 in residential loans, $77.7 million in construction loans, $35.1 in consumer loans and $720.9 million in deposits in Los Alamos. The stability of the Los Alamos market has provided a solid base for the Company throughout our history and over the past several years. As many communities suffer from the economic downturn, the effect in Los Alamos County has been minimized to a large extent as the local economy relies heavily on federal government spending. Los Alamos County has the lowest unemployment rate in the state at 2.7% and consistently has one of the highest income levels.

Table of contets

Los Alamos County experienced minimal growth in its population of 1.3% from 1990 to 2000 and 1.2% from April 1, 2000 to July 1, 2007, due in part to the lack of significant parcels of land for development. The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions. The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy. The Laboratory employs approximately 9,000 employees and an additional 650 subcontractors. Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 80.4% and 24.4% respectively. The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income approximately 199% greater than the national average and an unemployment rate (estimated for 2008 at 2.8%) less than one-half the national average (6.5%) based upon December 31, 2008 data. While unemployment continues to climb throughout the nation, Los Alamos County has remained stable with a reported unemployment rate for January 2009 of 2.7% (the lowest in the state), compared to a state unemployment rate of 5.1% and a national unemployment rate of 7.6%. Median home values (based upon 2000 data) in Los Alamos County are well above average, $228,300 compared to $119,600 nationally, as is homeownership at 78.6% compared to a national average of 66.2%.

Santa Fe. In 1999, the Bank opened its first full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004. The Bank intends to open a third full-service office in south Santa Fe in 2009. The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers in Santa Fe. The addition of our second office in Santa Fe resulted in a considerable growth of our customer base by providing a convenient location for the large number of businesses and customers based near the Santa Fe Plaza, which is located near the center of the business district and government facilities. As of December 31, 2008, the Bank had approximately $59.5 million in commercial loans, $169.3 million in commercial real estate loans, $155.3 in residential loans, $128.8 million in construction loans, $16.8 in consumer loans and $484.9 million in deposits in the greater Santa Fe area. As of June 30, 2008, the Bank was the largest depository in Santa Fe according to the FDIC’s Summary of Deposits report for the second year in a row. The Santa Fe market has provided a solid base for the Company over the past several years. Santa Fe County is home to the state capitol and the State Government. The state and federal government are the area’s largest employers. Consequently, this market has been affected less by economic downturns than other areas.

Santa Fe serves as the capitol of New Mexico and is located approximately 35 miles southeast of Los Alamos. Santa Fe County has approximately 143,000 residents with its local economy based primarily on government and tourism. We expanded to the Santa Fe market, in part, to take advantage of the population growth, which has been higher than the state and national averages. Santa Fe County is one of the fastest growing counties in the state, with an estimated increase in population of 30.7% from 1990 to 2000 compared to 20.1% for the state and 13.2% for the country as a whole, and 10.6% between April 1, 2000 and July 1, 2007, compared to 8.3% for the state and 7.2% for the country as a whole. Santa Fe County also has higher than average percentages of its population with high school diplomas or equivalents (84.5%) and those with bachelor or higher degrees (36.9%). The average median income in Santa Fe County is slightly higher (1.17%) than the national average and unemployment level (4.3%) approximately 34% less than the national average (6.5%) based on December 2008 data. The Santa Fe Metropolitan Statistical Area (“MSA”) had the lowest unemployment rate for the three largest MSAs in the state at 4.6% in January 2009, showing a slight increase (0.3%) in unemployment from December 2008 to January 2009. Median home values in Santa Fe County (based upon 2000 data) are 55.36% above the national average, at $189,400 compared to $119,600 nationally, and homeownership is slightly higher at 68.6% compared to a national average of 66.2%.

Table of contets

Albuquerque. The Bank opened a Loan Production Office in the Uptown area of Albuquerque, New Mexico in 2005. The Bank received approval from the OCC on December 31, 2007 to provide full-services at this location. The Bank is currently evaluating its present and future opportunities in the Albuquerque area and incorporating these into our business strategy. As of December 31, 2008, the Bank had approximately $37.5 million in commercial loans, $79.6 million in commercial real estate loans, $24.0 in residential loans, $47.9 million in construction loans, $8.8 in consumer loans and $45.8 million in deposits in the greater Albuquerque area. Albuquerque is a city of approximately 505,000 residents and is located approximately 60 miles south of Los Alamos. The Albuquerque economy is more varied than either Los Alamos or Santa Fe, with no predominant industry or employer.

Albuquerque had an estimated increase in population of 16.6% from 1990 to 2000 compared to 20.1% for the state and 13.2% for the country as a whole, and an increase of 12.6% between April 1, 2000 and July 1, 2006, compared to 7.5% for the state and 6.4% for the country as a whole. Albuquerque and its surrounding areas are some of the fastest growing in the state: the City of Rio Rancho, on the northern limits of Albuquerque grew 59.25% from 1990 to 2000 and an additional 38.3% from April 1, 2000 to July 1, 2006; Sandoval County to the north of Albuquerque, which includes the City of Rio Rancho, grew 41.99% from 1990 to 2000 and 30.1% from April 1, 2000 to July 1, 2007; and Bernalillo County, which includes Albuquerque, grew 15.83% from 1990 to 2000 and 13.2% from April 1, 2000 to July 1, 2007. Albuquerque has higher than national and state averages in the percentage of its population with high school diplomas or equivalents (85.9%) and those with bachelor or higher degrees (31.8%). The average median income in Albuquerque is 13.67% lower than the national average and the unemployment rate was 5.3% in December 2008, eighteen-percent lower than the national average (6.5%). Albuquerque’s unemployment rate increased slightly (0.2%) from December 2008 to January 2009 to 5.5%, compared to a significant increase (1.1%) in the national unemployment rate to 7.6%. Median home values in Albuquerque are 6.68% above the national average, at $127,600 compared to $119,600 nationally, but homeownership is slightly lower at 60.4% compared to a national average of 66.2%.

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

Employees. As of December 31, 2008, the Bank had approximately 269 full time-equivalent employees. We are not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys. Over the last seven years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

Table of contets

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.012% to 0.50% of total deposits for the first quarter of 2009 assessment period (subject the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits. In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment to recapitalize the fund up to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.20% of total deposits, whenever the FDIC estimates that the reserve ratio of the DIF will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter. The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and the FDIC has proposed the reduction of the percentage of total deposits for the special assessments to 0.10% conditioned upon receipt from Congress of additional borrowing ability. Thus, the interim rule may be subject to change before any special assessments are imposed on insured depository institutions. If enacted at the reduced rate, the special assessment charged the third quarter of 2009 is expected to cost the Bank approximately $1.3 million.

During the years ended December 31, 2008 and 2007 the Bank paid premiums of $682 thousand and $136 thousand, respectively.

FDIC Temporary Liquidity Guarantee Program. In connection with the recently enacted EESA and in conjunction with Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”). For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees. Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009. The Bank decided to continue to participate in these programs and did not opt out. As a result, the Bank expects to incur fees associated with the programs.

Table of contets

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the years ended December 31, 2008 and 2007, the Bank paid supervisory assessments to the OCC totaling $280 thousand and $293 thousand, respectively.

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

As of December 31, 2008: (i) Los Alamos National Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) Los Alamos National Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) Los Alamos National Bank was “well-capitalized,” as defined by OCC regulations.

Table of contets

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Los Alamos National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, approximately $15.7 million was available to be paid as dividends by Los Alamos National Bank while remaining “well-capitalized.” Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by Los Alamos National Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Table of contets

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Los Alamos National Bank has no unapproved or pending applications to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. Los Alamos National Bank is in compliance with the foregoing requirements. Beginning in the third quarter of 2008, the reserves at the Federal Reserve Bank earn interest.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties. Trinity acquired Title Guaranty in May of 2000 to provide services related to the lending activities of the Bank. Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 81% of the mortgages recorded in Los Alamos County in 2008. Title Guaranty has one competitor in Los Alamos County, which handled approximately 19% of the mortgages recorded in Los Alamos County in 2008. Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005, securing a title plant under a lease and purchase agreement with LandAmerica Capitol City Title Services, Inc. to provide title services and products in Santa Fe County. Title Guaranty faces strong competition in Santa Fe County from nine other title companies. In 2008, Title Guaranty handled approximately 8% of the mortgages recorded in Santa Fe County. Title Guaranty is regulated by the New Mexico Public Regulation Commission’s Department of Insurance with which Title Guaranty is required to file annual experience reports and who audits Title Guaranty annually. The annual experience report requires that Title Guaranty be audited annually by a certified public accountant.

Products and Services. The products and services offered by Title Guaranty include: title insurance; closings, including purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; title searches; and title reports. Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property. To streamline its processes, Title Guaranty employs current technology allowing customers to view the status of their file online. Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, Lawyers Title Insurance Corporation and First American Title Insurance Company.

Employees. As of December 31, 2008, Title Guaranty had approximately 11 full time-equivalent employees. Title Guaranty is not a party to any collective bargaining agreements. Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

Table of contets

TCC Appraisal Services Corporation

TCC Appraisals was an appraisal company organized under the laws of New Mexico and doing business in Los Alamos County which Trinity acquired in January 2006 to provide services related to the lending activities of the Bank. Trinity sold the assets of TCC Appraisals in May 2008 and dissolved the company as of January 2009.

Cottonwood Technology Group, LLC

In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”). This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and David Blivin. Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. Cottonwood is also engaged in the solicitation of funds for a venture capital fund. Additionally, the Bank entered consulting agreement with Cottonwood under which Cottonwood provides services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.

Trinity Capital Trust I, III, IV and V

Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV, and Trinity Capital Trust V (the “Trusts”) are Delaware statutory business trusts formed in 2000, 2004, 2005, and 2006, for the purpose of issuing $10 million, $6 million, $10 million, and $10 million in trust preferred securities and lent the proceeds to Trinity. Trinity redeemed all amounts due under Trinity Capital Trust II in December 2006 and dissolved the entity. Trinity guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

All trust preferred securities are currently included in the Tier 1 capital of Trinity for regulatory capital purposes. However, the Federal Reserve Board recently enacted a rule that may limit the inclusion of some of our trust preferred securities in Tier 1 capital for regulatory capital purposes after 2009, although we believe that we will be able to continue treating it all as Tier 1 capital under the rule. See Note 10, “Junior Subordinated Debt Owed to Unconsolidated Trusts” and Note 18, “Regulatory Matters” in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly, although not as rapidly within our primary market areas. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity.

Table of contets

As a result of this economic downturn, many lending institutions, including us, have experienced declines in loan performance, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Our profitability is dependent upon the health of the markets in which we operate. As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both northern and central New Mexico. The main indicator of the Laboratory’s health is its funding. The Laboratory’s 2009 fiscal budget is currently under a continuing resolution and the initial indications are that Congress will approve continued funding at an annual level of approximately $2.2 billion, which would signify no change in the amount of funding. Any material decrease in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. The economy in Northern New Mexico as a whole has remained fairly stable, although somewhat slower than historical activity levels.

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

Table of contets

Participation in Treasury’s CPP would restrict our ability to raise common stock dividends. If we participate, under the current terms of the CPP, unless we have redeemed the CPP Preferred Stock or Treasury has transferred the securities to a third party, Treasury’s consent would be required for us to increase our common stock dividend or repurchase our common stock (other than repurchases in connection with benefit plans consistent with past practice) prior to the third anniversary of participation. Between the third and tenth years of participation in the CPP, we would be restricted in the increases permissible in dividends on common stock without Treasury’s consent. In the event we do not repay the CPP investment by the tenth anniversary of participation, we would be unable to pay dividends on common stock or repurchase any common stock. If we participate in the CPP, our business activities and corporate governance would be subject to additional restrictions and requirements, including requirements for lending activities and restrictions on compensation - some possibly with retroactive application - adopted by Congress, the Treasury Department or government agencies. For example, the American Recovery and Reinvestment Act of 2009 imposed retroactive compensation-related and corporate governance limitations even on those CPP participants that had closed their CPP transactions prior to the enacted of the legislation. We do not believe these restrictions would result in a material adverse affect on our business, financial condition or results of operation and believe that, if we participate, we could repay the investment prior to the tenth anniversary. However, the Company has not yet made a determination whether it will participate in the CPP.

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

The majority of the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending. The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits. While there is little demand for loans over our legal lending limit ($20.2 million), we can and have engaged in participation loans with other financial institutions to respond to customer requirements. However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories constitute $1.06 billion, or approximately 85.6% of our total loan portfolio as of December 31, 2008. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Table of contets

The current real estate market in New Mexico has slowed, but not to the same extent as other areas of the nation. Residential real estate time on-the-market has increased, but home values have generally remained constant or increased slightly in our market areas. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. To mitigate such risk, we employ the use of independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral. We continually monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2008, construction loans, including land acquisition and development, totaled $254.4 million, or 20.6%, of our total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, requiring that advances typically be made on a percentage of completion basis as determined by independent third party inspectors, and by limiting the amount of construction development lending.

Our allowance for loan losses must be managed to provide sufficient reserves to absorb potential losses in our loan portfolio. We established our allowance for loan losses in consultation with management, consultants and external auditor recommendations, and maintain it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2008, our allowance for loan losses as a percentage of total loans was 1.24% and as a percentage of total non-performing loans was approximately 45.62%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. In addition, our regulators may require us to change the amount of our reserves for loan loss which must be funded from net income. Additional reserve allocations or loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Table of contets

Our pace of growth may be limited due to current conditions in the capital markets in general and the financial services industry specifically. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future and will support our ability to increase our lending and grow. However, our ability to support continued growth in the future, both internally and through acquisitions, may be dependent on our ability to raise additional capital. Due to current conditions in the capital markets in general, and the financial services industry specifically, it is unlikely that we will be able to raise inexpensive capital in the near future. Accordingly, until conditions in the capital markets, particularly for financial services companies, improve significantly, our ability to further expand our operations through internal growth and acquisitions may be limited. The Company is still in the process of evaluating whether it will participate in the CPP, which would provide additional capital should we elect to participate.

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

Table of contets

Our ability to attract and retain management and key personnel may affect future growth and earnings. Much of our success to date has been influenced strongly by our ability to attract and to retain management experienced in banking and financial services and individuals familiar with the communities in our market areas. Our ability to retain executive officers, current management, office managers and loan officers at the Bank will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. The executive compensation restraints that would be imposed on us if we participate in the CPP may make it difficult to attract and retain qualified personnel.

Government regulation can result in limitations on our operations. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC the FDIC and Treasury. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the affects of these changes on our business and profitability. However, any changes in regulation could increase our cost of compliance and adversely affect profitability.

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

Table of contets

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

Failure to pay interest on our debt may adversely impact our ability to pay dividends. As of December 31, 2008, we had $37.1 million of junior subordinated debentures that are held by four business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our Common Stock. In 2008, the interest payments totaled $2.9 million; however, the amount is subject to change each year due to a variable rate applicable to $6 million of the debentures. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. The Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others enacted ESSA and numerous other actions to address the current liquidity and credit crisis.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  In addition, Treasury recently announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act (the “ARRA”).  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery.  The regulatory and legislative initiatives described above may not have their desired effects, however.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Table of contets

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 16, 2009, the Company conducted operations through five locations as shown below. Trinity is headquartered in the main Bank office in Los Alamos, New Mexico. Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances; our Albuquerque office is in leased office space. In addition to our offices, the Bank operates 28 automatic teller machines (“ATMs”) throughout northern New Mexico. The ATMs are housed either on bank properties or on leased property.

In addition to the properties at which offices are currently located, Trinity holds ground leases on approximately 3 acres of vacant land located at the intersection of Vegas Verdes Drive and Cerrillos Road in Santa Fe, New Mexico (referred to below as Santa Fe Office III (Cerrillos Road)). The Cerrillos Road office is currently under construction and we anticipate the office opening in mid-2009. A portion of the property will be sub-leased to additional tenants. We believe our facilities are adequate for our existing business as well as our present and immediately foreseeable needs.

Properties	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty
Albuquerque Office	6301 Indian School Road N.E. Albuquerque, New Mexico 87110	Bank
Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road and 1405 Vegas Verdes Drive Santa Fe, New Mexico	Vacant Land

Item 3. Legal Proceedings.

Trinity, the Bank, Title Guaranty, Cottonwood, TCC Advisors and TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

Table of contets

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange. No firm makes a market in our stock. As of March 11, 2009, there were 6,448,548 shares of common stock outstanding and approximately 1,400 shareholders of record. The most recent reported sale price of Trinity’s stock as of December 31, 2008 was $21.75 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated. The prices below are only the trades where the price was disclosed to the Company. Sales where the value of the shares traded were not given to us, are not included. The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2008	$24.30	$21.75
September 30, 2008	25.00	23.50
June 30, 2008	25.50	24.40
March 31, 2008	28.00	24.45

December 31, 2007	$28.00	$24.95
September 30, 2007	29.00	25.00
June 30, 2007	29.00	25.00
March 31, 2007	28.75	28.00

Dividend Policy

Since January 2007, Trinity paid dividends on our common stock as follows:

Date paid	Amount per share
January 9, 2009	$0.40
July 11, 2008	0.40
January 11, 2008	0.40
July 13, 2007	0.35
January 12, 2007	0.35

Trinity’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. Please see “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and “Business—Los Alamos National Bank—Supervision and Regulation—Dividends” under Item 1 of this Form 10-K for a more detailed description of these limitations.

Table of contets

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock. We have issued in the aggregate approximately $37.1 million in junior subordination debentures to Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV and Trinity Capital Trust V. All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts. Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, we have not entered into any other arrangements that contain restrictions on the payment of dividends. As discussed above, Trinity is assessing whether to participate in the CPP and issue Preferred Stock to Treasury. The terms of the CPP Preferred Stock place certain restrictions on the Trinity’s ability to pay dividends on its common stock. First, no dividends on Trinity’s common stock would be permitted to be paid unless all accrued dividends on Treasury’s CPP Preferred Stock have been paid in full. Second, until the third anniversary of the date of Treasury’s investment, Trinity would not ber permitted to increase the dividends paid on its common stock beyond its most recent semi-annual dividend of $0.40 per share without first obtaining the consent of Treasury. After the third anniversary date, Trinity would not be permitted to increase dividends more than 3% per year without first obtaining the consent of Treasury. After the tenth anniversary date, Trinity may not pay dividends on common stock until Treasury’s investment is repaid.

We believe that Trinity can continue to pay comparable cash dividends to shareholders in the future, assuming that (a) we continue to be profitable, (b) we do not experience any unusual growth that would necessitate higher capital retention and (c) the regulatory environment on minimum capital requirements or maximum dividends paid does not change.

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, we repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
October 1-October 31, 2008	20,228	(1)	$27.70	—	$—
November 1-November 30, 2008	5,709		27.70	—	—
December 1-December 31, 2008	209		27.70	—	—
Total	26,146		$27.70	—	$—

_________________________

(1)

All of the shares repurchased in the fourth quarter of 2008 were due to Employee Stock Ownership Plan participants exercising the put option on the stock held in the plan. Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock. Trinity elected to repurchase these shares immediately from the plan participants.

Table of contets

Shareholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks that are quoted on the OTC-Bulletin Board and on Pink Sheets. The cumulative total shareholder return computations assume the investment of $100.00 on December 31, 2003 and the reinvestment of all dividends. Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The graph was prepared using data provided by SNL Securities LC, Charlottesville, Virginia.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Trinity Capital Corporation	$100.00	$101.29	$94.32	$99.22	$95.69	$79.82
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91
SNL Bank $1B to $5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL >$500M OTC:BB and Pink Banks	100.00	116.97	124.48	136.58	125.85	91.32

Table of contets

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$83,200	$96,989	$85,034	$67,909	$54,291
Interest expense	35,936	47,998	39,216	26,328	17,093
Net interest income	47,264	48,991	45,818	41,581	37,198
Provision for loan losses	8,183	4,200	5,172	2,850	2,100
Net interest income after provision for loan losses	39,081	44,791	40,646	38,731	35,098
Other income	11,544	10,508	10,287	10,249	10,466
Other expense	38,043	34,605	33,794	29,851	28,746
Income before income taxes	12,582	20,694	17,139	19,129	16,818
Income taxes	4,583	7,365	6,828	7,169	6,429
Net income	$7,999	$13,329	$10,311	$11,960	$10,389

Common Share Data:
Earnings per common share	$1.23	$2.05	$1.57	$1.80	$1.54
Diluted earnings per common share	1.23	2.03	1.56	1.79	1.52
Book value per common share (1)	14.16	13.58	12.35	11.54	10.84
Shares outstanding at end of period	6,448,548	6,482,650	6,532,898	6,554,559	6,732,748
Weighted average common shares outstanding	6,478,395	6,514,613	6,572,770	6,632,587	6,728,289
Diluted weighted average common shares outstanding	6,498,211	6,555,865	6,612,324	6,692,849	6,840,020
Dividend payout ratio (2)	65.04%	36.59%	43.95%	35.56%	39.61%
Cash dividends declared per common share (3)	$0.80	$0.75	$0.69	$0.64	$0.61

_________________________

(1)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.

(2)	Computed by dividing dividends declared per common share by earnings per common share.

(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

Table of contets

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Net interest income	$47,264	$48,991	$45,818	$41,581	$37,198
Tax-equivalent adjustment to net interest income	441	558	486	416	350
Net interest income, fully tax-equivalent basis	$47,705	$49,549	$46,304	$41,997	$37,548

Table of contets

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$117,577	$116,129	$106,854	$125,808	$113,243
Loans, gross	1,230,534	1,171,106	1,131,724	1,019,380	894,321
Allowance for loan losses	15,230	13,533	12,167	8,842	8,367
Total assets	1,417,727	1,379,723	1,359,279	1,244,016	1,080,393
Deposits	1,251,594	1,175,458	1,162,741	1,041,848	880,581
Short-term and long-term borrowings, including ESOP borrowings and capital lease obligations	23,532	66,051	67,238	83,520	96,092
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116	37,116	32,992	22,682
Stock owned by ESOP participants, net of unearned ESOP shares	13,105	16,656	17,438	16,100	18,078
Stockholders’ equity	78,180	71,371	63,240	59,518	54,878

Performance Ratios:
Return on average assets (1)	0.57%	0.96%	0.81%	1.02%	1.01%
Return on average equity (2)	8.76%	15.56%	12.86%	16.05%	14.61%
Net interest margin on a fully tax-equivalent basis (3)	3.52%	3.73%	3.81%	3.80%	3.94%
Loans to deposits	98.32%	99.63%	97.33%	97.84%	100.61%
Efficiency ratio (4)	64.69%	58.16%	60.23%	57.59%	60.31%

Asset Quality Ratios:
Non-performing loans to total loans	2.71%	1.01%	0.77%	0.79%	0.64%
Non-performing assets to total assets	2.57%	0.95%	0.66%	0.68%	1.13%
Allowance for loan losses to total loans	1.24%	1.15%	1.08%	0.87%	0.93%
Allowance for loan losses to non-performing loans	45.62%	114.79%	138.77%	110.02%	146.23%
Net loan charge-offs to average loans	0.54%	0.24%	0.17%	0.24%	0.14%

Capital Ratios: (5)
Tier 1 capital (to risk-weighted assets)	10.08%	10.32%	9.60%	10.10%	10.65%
Total capital (to risk-weighted assets)	11.80%	12.11%	11.50%	11.67%	11.59%
Tier 1 capital (to average assets)	8.35%	8.19%	7.97%	8.19%	8.87%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	9.12%	8.81%	9.09%	8.76%	8.93%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	6.48%	6.15%	6.27%	6.37%	6.92%

Other:
Banking facilities	5	4	4	4	4
Full-time equivalent employees	280	283	284	273	282

_________________________

Table of contets

(1)	Calculated by dividing net income by average assets.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)

Calculated by dividing net interest income (adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.

(4)	Calculated by dividing operating expense by the sum of net interest income and other income.

(5)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” of this Form 10-K.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax-equivalent basis and average equity including junior subordinated debt owed to unconsolidated trusts to average assets. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax-equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in tables under “Net interest income.” Banking and financial institution regulators include junior subordinated debt owed to unconsolidated trusts when assessing capital adequacy. Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing non-equity sources of capital. Management also believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non GAAP performance measures that may be presented by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion is intended to focus on certain financial information regarding Trinity and the Bank and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of Trinity’s financial position and results of operations should be read in conjunction with the information set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

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

Table of contets

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of this  Form 10-K. In addition to the risk factors described in that section, there are other general factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of December 31, 2008, mortgage loans serviced for others totaled $942.2 million. The net carrying amount of the MSRs on these loans total $5.3 million as of December 31, 2008. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

Table of contets

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

An analysis of changes in mortgage servicing rights asset follows:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$8,250	$9,867	$11,009
Servicing rights originated and capitalized	1,398	1,236	1,602
Amortization	(2,740)	(2,853)	(2,744)
	$6,908	$8,250	$9,867

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$(184)	$(752)	$(1,230)
Aggregate reductions credited to operations	1,347	702	484
Aggregate additions charged to operations	(2,800)	(134)	(6)
	$(1,637)	$(184)	$(752)

The fair values of the MSRs were $5.7 million, $8.5 million and $9.5 million on December 31, 2008, 2007 and 2006, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of December 31, 2008, none of the MSRs were considered other than temporarily impaired.

Table of contets

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2008, 2007 and 2006:

	At December 31,
	2008	2007	2006

Prepayment Standard Assumption (PSA) speed	390.00%	232.00%	193.00%
Discount rate	10.76	10.00	10.00
Earnings rate	3.50	5.00	5.00

Overview. Despite the severe world wide economic downturn experienced in 2008, the Company remained profitable and growing. We remained the largest single market-share holder in our two markets (Santa Fe and Los Alamos Counties), as measured by the Summary of Deposits (SOD) Reports compiled by the FDIC as of June 30, 2008. As a prudent measure to insure adequate coverage of potential losses in our loan portfolio, provision for loan losses was raised by $4.0 million (representing a 94.8% increase over provision in 2007).

Recent Developments. Recent events in the U.S. and global financial markets, including the deterioration of the world wide credit markets, declines in real estate values and increases in mortgage foreclosures, have created significant challenges for financial institutions and the economy as a whole. In response to the crises, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the U.S. Treasury (“Treasury”) and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions, stimulate the availability of credit within the U.S. financial system, bolster the economy and improve consumer confidence. Pursuant to the EESA, the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Capital Purchase Program. On October 14, 2008, the Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program (“CPP”), allocates $250 billion from the $700 billion authorized by the ESSA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the Treasury receives warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP, including new standards on executive compensation that were part of the America Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law by President Obama on February 17, 2009. Since the CPP’s inception, over 400 financial institutions have announced that they have been accepted into the program. Trinity submitted a non-binding application in October of 2008 and the board of directors and management are carefully considering whether to participate in the program.

Temporary Liquidity Guarantee Program. Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions were automatically covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions continued to be covered under the Temporary Liquidity Guarantee Program unless they informed the FDIC that they were opting out of the program. Trinity and the Bank opted to participate in both of these programs although it does not anticipate incurring any unsecured senior debt.

Table of contets

The American Recovery and Reinvestment Act of 2009 (“ARRA”). On February 17, 2009, President Obama signed into law the ARRA provides for large amounts of new government spending and programs. In addition, ARRA imposes extensive new executive compensation and corporate governance limitations on current and future participants in the CPP. Thus, the newly enacted compensation-related limitations would be applicable to the Company should it chose to participate in the CPP and, to the extent Treasury may implement these or additional restrictions unilaterally, the Company could be required to comply with these provisions. The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly compensated employees except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the clawback required by EESA to the top 20 most highly compensated employees (in addition to our senior executive officers). ARRA also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the ARRA. These new limits would remain in place until the Company has redeemed the CPP Preferred Stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the Company’s federal regulators.

The full impact of ARRA is not yet certain as it calls for additional regulatory action. The Company will continue to monitor the effect of the ARRA, potential consequence of participation in CPP and the anticipated regulations as part of its determination of whether to participate. The Company will make a determination based upon the facts known and the best interests of the Company, the shareholders and the community.

Financial Stability Plan. On February 10, 2009, Treasury outlined a comprehensive plan consisting of multiple components designed to help restore stability to the U.S. financial system. As outlined by Treasury, this plan, referred to as the Financial Stability Plan, will include: the Capital Assistance Program pursuant to which certain financial institutions will be permitted to sell convertible preferred stock to Treasury; a public-private investment fund designed to provide greater means for financial institutions to cleanse their balance sheets of non-performing legacy assets; a consumer and business lending initiative of up to $1 trillion; a housing support and foreclosure prevention program; and a small business and community lending initiative. As only a general outline of the Financial Stability Plan has been disclosed thus far, it is difficult to predict at this point what effect, if any, such programs will have on the U.S. financial system generally or Trinity’s business specifically.

It is not clear at this time what impact the ESSA, the ARRA or the Financial Stability Plan, the programs initiated there under to date, other liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

Income Statement Analysis

Net Income-General. Trinity’s net income for the year ended December 31, 2008, totaled $8.0 million, or $1.23 diluted earnings per share, compared to $13.3 million, or $2.03 diluted earnings per share, for 2007, a decrease of $5.3 million in net income and a decrease of $0.80 in diluted earnings per share. This decrease in net income was primarily due to an increase in the provision for loan losses expense of $4.0 million and an increase in non-interest expense of $3.4 million. The provision for loan losses increased pursuant to management’s loan loss reserve analysis, as a prudent measure to insure that possible losses inherent in the bank’s loan portfolio are adequately covered. The increase in non-interest expense was primarily due to an increase in the valuation allowance for mortgage servicing rights, caused by a lower interest rate environment. In addition, net interest income decreased $1.7 million and non-interest income increased $1.0 million. The decrease in net interest income was mainly due to a decrease in interest income that exceeded the decrease of interest expense, as rates on interest-earning assets adjusted to the lower interest rate environment more rapidly than the costs on interest-bearing liabilities. The increase in non-interest income was mainly due to an increase in gains in sales of securities and loans. Income tax expenses decreased $2.8 million due to lower pre-tax income, which was partially offset by differences in tax estimates between the two periods.

Table of contets

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount management believes to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums and other expenses.

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

Table of contets

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,201,093	$78,713	6.55%	$1,166,275	$89,059	7.64%	$1,091,563	$79,525	7.29%
Taxable investment securities	96,294	2,922	3.03	101,800	4,917	4.83	87,795	3,703	4.22
Investment securities exempt from federal income taxes (2)	14,842	1,185	7.98	21,511	1,548	7.20	18,808	1,315	6.99
Federal funds sold	11,930	169	1.42	2,534	133	5.25	249	33	13.25
Other interest-bearing deposits	29,794	565	1.90	36,120	1,798	4.98	17,080	851	4.98
Investment in unconsolidated trust subsidiaries	1,116	87	7.80	1,116	92	8.24	1,083	93	8.59
Total interest-earning assets	1,355,069	83,641	6.17	1,329,356	97,547	7.34	1,216,578	85,520	7.03
Non-interest-earning assets	53,453			63,587			62,410
Total assets	$1,408,522			$1,392,943			$1,278,988

Interest-bearing Liabilities:
Deposits:
NOW deposits	$96,336	$1,157	1.20%	$95,123	$2,372	2.49%	$87,280	$1,820	2.09%
Money market deposits	196,058	2,474	1.26	197,260	4,643	2.35	163,190	3,121	1.91
Savings deposits	290,164	5,051	1.74	257,478	6,888	2.68	244,039	5,652	2.32
Time deposits over $100,000	317,825	13,651	4.30	337,463	17,480	5.18	302,696	14,061	4.65
Time deposits under $100,000	213,424	8,554	4.01	216,393	10,763	4.97	185,392	8,003	4.32
Short-term borrowings, including ESOP borrowings under 1 year	21,792	707	3.24	18,722	690	3.69	16,822	721	4.29
Long-term borrowings, including ESOP borrowings over 1 year	23,549	1,154	4.90	45,441	1,802	3.97	65,365	2,559	3.91
Long-term capital lease obligations	2,211	268	12.12	2,211	293	13.25	—	—	—
Junior subordinated debt owed to unconsolidated trusts	37,116	2,920	7.87	37,116	3,067	8.26	36,031	3,279	9.10
Total interest-bearing liabilities	1,198,475	35,936	3.00	1,207,207	47,998	3.98	1,100,815	39,216	3.56
Demand deposits--non-interest-bearing	44,968			40,314			39,293
Other non-interest-bearing liabilities	73,776			59,750			58,677
Stockholders' equity, including stock owned by ESOP	91,303			85,672			80,203
Total liabilities and stockholders equity	$1,408,522			$1,392,943			$1,278,988
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$47,705	3.17%		$49,549	3.36%		$46,304	3.47%
Net interest margin on a fully tax equivalent basis(4)			3.52%			3.73%			3.81%
Net interest margin(4)			3.49%			3.69%			3.77%

_________________________

(1)

Average loans include non-accrual loans of $26.5 million, $9.9 million and $8.2 million for 2008, 2007 and 2006. Interest income includes loan origination fees of $2.6 million, $3.4 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006.

Table of contets

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

In 2008, net interest income on a fully tax-equivalent basis decreased $1.8 million (3.7%) to $47.7 million from $49.5 million in 2007. This decrease resulted from a decrease in interest income on a fully tax-equivalent basis of $13.9 million (14.3%), which was partially offset by a decrease in interest expense of $12.1 million (25.1%). The decrease in interest income on a fully tax-equivalent basis was primarily due to a decrease on the yield on interest-earning assets of 117 basis points, which accounted for a $15.6 million decrease in interest income on a fully tax-equivalent basis. This was partially offset by an increase in average interest-earning assets of $25.7 million (1.9%), which accounted for a $1.7 million increase in interest income on a fully tax-equivalent basis. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities of 98 basis points, which accounted for a decrease of $10.9 million in interest expense. In addition, average interest-bearing liabilities decreased $8.7 million (0.7%), accounting for a decrease of $1.2 million in interest expense. The net interest margin expressed in a fully tax-equivalent basis decreased 21 basis points to 3.52% in 2008 from 3.73% in 2007.

In 2007, net interest income on a fully tax-equivalent basis increased $3.2 million (7.0%) to $49.5 million from $46.3 million in 2006. This increase resulted from an increase in interest income on a fully tax-equivalent basis of $12.0 million (14.1%), which was partially offset by an increase in interest expense of $8.8 million (22.4%). The increase in interest income on a fully tax-equivalent basis was primarily due to an increase in average interest-earning assets of $112.8 million (9.3%), which accounted for $7.5 million of the increase in interest income on a fully tax-equivalent basis. The yield on interest-earning assets also increased 31 basis points, which accounted for $4.5 million of the increase. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities of 42 basis points, which accounted for $4.7 million of the increase. Average interest-bearing liabilities also increased by $106.4 million (9.7%), which accounted for $4.1 million of the increase. The net interest margin expressed in a fully tax-equivalent basis decreased 8 basis points to 3.73% in 2007 from 3.81% in 2006.

Table of contets

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

	Year Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$2,593	$(12,939)	$(10,346)	$5,597	$3,937	$9,534
Taxable investment securities	(253)	(1,742)	(1,995)	636	578	1,214
Investment securities exempt from federal income taxes(1)	(519)	156	(363)	194	39	233
Federal funds sold	192	(156)	36	131	(31)	100
Other interest bearing deposits	(272)	(961)	(1,233)	948	(1)	947
Investment in unconsolidated trust subsidiaries	—	(5)	(5)	3	(4)	(1)
Total increase (decrease) in interest income	$1,741	$(15,647)	$(13,906)	$7,509	$4,518	$12,027
Interest-bearing Liabilities:
Now deposits	$30	$(1,245)	$(1,215)	$174	$378	$552
Money market deposits	(28)	(2,141)	(2,169)	723	799	1,522
Savings deposits	793	(2,630)	(1,837)	324	912	1,236
Time deposits over $100,000	(973)	(2,856)	(3,829)	1,708	1,711	3,419
Time deposits under $100,000	(146)	(2,063)	(2,209)	1,445	1,315	2,760
Short-term borrowings, including ESOP borrowings under 1 year	106	(89)	17	76	(107)	(31)
Long-term borrowings, including ESOP borrowings under 1 year	(1,006)	358	(648)	(790)	33	(757)
Long-term capital lease obligations	—	(25)	(25)	293	—	293
Junior subordinated debt owed to unconsolidated trusts	—	(147)	(147)	97	(309)	(212)
Total increase (decrease) in interest expense	$(1,224)	$(10,838)	$(12,062)	$4,050	$4,732	$8,782
Increase (decrease) in net interest income	$2,965	$(4,809)	$(1,844)	$3,459	$(214)	$3,245

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Table of contets

Other Income. Changes in other income between 2008, 2007 and 2006 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2008	2007	Net difference	2007	2006	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,467	$2,468	$(1)	$2,468	$2,641	$(173)
Trust fees	1,092	981	111	981	883	98
Loan and other fees	2,605	2,409	196	2,409	2,133	276
Service charges on deposits	1,720	1,714	6	1,714	1,561	153
Gain on sale of loans	2,027	1,658	369	1,658	1,587	71
Gain on sale of securities	555	62	493	62	—	62
Title insurance premiums	815	788	27	788	1,094	(306)
Other operating income	263	428	(165)	428	388	40
	$11,544	$10,508	$1,036	$10,508	$10,287	$221

In 2008, other income increased $1.0 million (9.9%) to $11.5 million from $10.5 million in 2007. Gain on sale of securities increased $493 mainly due to an increase in the volume of securities sold in 2008 compared to 2007. The increased volume of security sales was based upon interest rate risk and liquidity management decisions. Gain on sale of loans increased $369 thousand mainly due to an increase in the price on loans sold in 2008 compared to 2007. Loan and other fees increased $196 thousand mainly due to an increase in fees collected from ATM operations due largely to more foreign (non-Bank customer) transactions. Other operating income decreased $165 thousand mainly due to decrease of appraisal fee income due to the sale of TCC Appraisals in the second quarter of 2008.

In 2007, other income increased $221 thousand (2.1%) to $10.5 million from $10.3 million in 2006. Loan and other fees increased $276 thousand mainly due to an increase in fees collected from ATM operations due largely to more foreign (non-Bank customer) transactions on our ATM machines. Title insurance premiums decreased $306 thousand (28.0%) mainly due to a lower number of policies written due to a general slow down in the real estate market. Mortgage loan servicing fees decreased $173 thousand (6.6%) mainly due to a decrease in fees associated with letters of credit. Service charges on deposits increased $153 thousand (9.8%) mainly due to an increase in overdraft fees collected, due to an increase of 8.0% in the overdraft fee during 2007.

Table of contets

Other Expenses. Changes in other expenses between 2008 and 2007 and between 2007 and 2006 are as follows:

	Year Ended December 31,			Year Ended December 31,
	2008	2007	Net difference	2007	2006	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$18,870	$18,516	$354	$18,516	$17,468	$1,048
Occupancy	3,310	3,558	(248)	3,558	3,450	108
Data processing	2,295	1,855	440	1,855	1,921	(66)
Marketing	2,056	1,971	85	1,971	1,698	273
Amortization and valuation of mortgage servicing rights	4,193	2,285	1,908	2,285	2,266	19
Amortization and valuation of other intangible assets	44	—	44	—	—	—
Supplies	440	785	(345)	785	657	128
Loss on sale of other real estate owned	132	(120)	252	(120)	215	(335)
Postage	623	642	(19)	642	572	70
Bankcard and ATM network fees	1,241	1,240	1	1,240	1,071	169
Legal, professional and accounting fees	1,538	1,338	200	1,338	1,258	80
FDIC insurance premiums	682	136	546	136	130	6
Other	2,619	2,399	220	2,399	3,088	(689)
	$38,043	$34,605	$3,438	$34,605	$33,794	$811
Other expenses increased $3.4 million (9.9%) to $38.0 million in 2008 from $34.6 million in 2007. Amortization and valuation of mortgage servicing rights increased $1.9 million largely due to an increase in the valuation allowance for mortgage servicing rights, caused by a lower interest rate environment. FDIC insurance premiums increased $546 thousand mainly due to an increase in the rates charged by the FDIC. This increase was experienced industry-wide and is expected to continue into 2009. Data processing expenses increased $440 thousand mainly due to costs associated with software maintenance contracts. Salaries and employee benefits expense increased $354 thousand primarily due to normal merit increases in salaries, which was partially offset by a decrease in bonuses paid to employees for 2008, as a direct result of the Company’s decrease in net income. Supplies expense decreased $345 thousand primarily due to one-time costs of supplies and stationary associated with a revision to the bank’s logo and related marketing initiatives in 2007 which were not repeated in 2008.

Other expenses increased $811 thousand (2.4%) to $34.6 million in 2007 from $33.8 million in 2006. Salaries and employee benefits increased $1.0 million (6.0%) largely due to normal merit increases in salaries as well as an increase in the bonuses paid to employees (based directly on increases in net income). Other expenses decreased $689 thousand mainly due to a decrease in losses associated with check and credit card fraud. (Gain) loss on sale of other real estate owned decreased $335 thousand (155.8%) mainly due to a drop in the sale activity in other real estate owned between the two periods, as well as a recovery on previously recorded losses on the sale of other real estate owned where the financing was made at below-market rates.

Income Taxes. In 2008, income tax expense decreased by $2.8 million (37.8%) from the previous year to a total of $4.6 million from $7.4 million, although the effective tax rate increased from 35.6% in 2007 to 36.4% in 2008. The increase in the effective tax rate was mainly attributable to the lower rate of accrual in 2007 due to an immaterial over-accrual of income taxes in 2006. This estimate was not adjusted in 2008.

In 2007, income tax expense increased by $537 thousand (7.9%) from the previous year to a total of $7.4 million from $6.8 million, although the effective tax rate decreased from 39.8% in 2006 to 35.6% in 2007. The decrease was mainly attributable to a change in the estimate of current income tax expense, due to an immaterial over-accrual of income taxes in the prior year.

Table of contets

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2008 were $1.4 billion, an increase in $38.0 million (2.8%) from December 31, 2007. Net loans increased $57.7 million (5.0%) during 2008, and cash and cash equivalents decreased $20.3 million (44.5%). Total investments increased $1.4 million (1.2%). During the same period, total liabilities increased $34.7 million (2.7%), remaining at $1.3 billion. The increase in total liabilities was primarily due to an increase in total deposits of $76.1 million (6.5%), which was partially offset by a decrease in long- and short-term borrowings of $40.0 million (63.0%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $3.3 million (3.7%) to $91.3 million on December 31, 2008 compared to $88.0 million on December 31, 2007.

Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Sources of Funds” and “Liquidity” under Item 7 and “Asset Liability Management” under Item 7A of this Form 10-K. The $1 thousand in available for sale equity securities represented stock in the Federal National Mortgage Association (FNMA), which was the extent of our exposure to this company in the periods presented. We had no positions in the Federal Home Loan Mortgage Corporation (FHLMC) during any of the periods presented.

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$87,890	$90,187	$93,081	$93,201	$73,025	$72,787
States and political subdivisions	12,771	12,820	6,391	6,385	15,190	15,157
Equity securities	1	—	1	4	1	6
Total securities available for sale	$100,662	$103,007	$99,473	$99,590	$88,216	$87,950

Securities Held to Maturity:
States and political subdivisions	$8,927	$9,780	$9,159	$9,159	$10,968	$10,961
Total securities held to maturity	$8,927	$9,780	$9,159	$9,159	$10,968	$10,961

Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$4,527	$4,527	$6,264	$6,264	$6,820	$6,820
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$5,643	$5,643	$7,380	$7,380	$7,936	$7,936

Table of contets

Government sponsored agencies securities generally consist of fixed rate securities with maturities from one year to three years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities from six months to twenty-six years.

Securities held from one issuer, Los Alamos Retirement Center, Inc., had a book value in excess of 10% of Trinity’s stockholders’ equity at December 31, 2008, with securities held by us totaling $8.9 million. Los Alamos Retirement Center, Inc. manages a nursing home and an assisted living facility in Los Alamos, New Mexico.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2008:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
Government sponsored agencies	$10,237	2.56%	$77,653	3.04%	—	—	—	—
States and political subdivision (1)	3,085	3.32%	4,734	4.07%	$3,348	5.93%	$1,604	6.54%
Equity securities	—	—	—	—	—	—	1	8.51%
Total	$13,322		$82,387		$3,348		$1,605
Securities Held to Maturity:
States and political subdivision (1)	—	—	—	—	—	—	$8,927	9.47%
Total	—		—		—		$8,927
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock) (2)	$100	0.00%	—	—	—	—	$4,427	1.01%
Investment in Unconsolidated trusts	—	—	—	—	—	—	1,116	7.64
Total	$100		—		—		$5,543

_________________________

(1)	Yield is reflected on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(2)

Non-marketable Equity Securities includes a $100 thousand investment in the New Mexico Community Development Loan Fund, a tax-exempt non-profit corporation, which the Company made at 0.00% interest as a donation of interest to this corporation.

Table of contets

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$116,588	9.46%	$118,670	10.12%	$127,950	11.29%	$93,579	9.16%	$92,736	10.35%
Commercial real estate	412,184	33.43	382,909	32.65	388,149	34.23	379,884	37.19	346,454	38.65
Residential real estate	388,776	31.54	360,934	30.77	324,051	28.58	313,693	30.71	282,380	31.50
Construction real estate	254,444	20.64	249,284	21.26	235,534	20.78	178,068	17.43	121,769	13.59
Installment and other	60,746	4.93	61,028	5.20	58,045	5.12	56,309	5.51	52,984	5.91
Total loans	1,232,738	100.00	1,172,825	100.00	1,133,729	100.00	1,021,533	100.00	896,323	100.00
Unearned income	(2,204)		(1,719)		(2,005)		(2,153)		(2,002)
Gross loans	1,230,534		1,171,106		1,131,724		1,019,380		894,321
Allowance for loan losses	(15,230)		(13,533)		(12,167)		(8,842)		(8,367)
Net loans	$1,215,304		$1,157,573		$1,119,557		$1,010,538		$885,954

Net loans increased $57.7 million (5.0%) from December 31, 2007 to December 31, 2008, remaining at $1.2 billion. The increase was due primarily to growth in our commercial real estate and residential real estate portfolios, with smaller growth experienced in our construction real estate loans. Growth in these areas was partially offset by declines in our commercial non-real estate and installment and other loan portfolios. We expect lower loan growth than previous years in all loan categories as New Mexico’s economy remains slow. However, the Company will continue to make as many loans as possible to credit-worthy borrowers in the current environment.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2008:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$69,647	$286,016	$8,921	$5,013	$1,141	294	$371,032

Table of contets

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans	$33,387	$11,789	$8,767	$8,037	$5,714
Loans 90 days or more past due, still accruing interest	—	—	1	—	8
Total non-performing loans	$33,387	$11,789	$8,768	$8,037	$5,722
Other real estate owned	2,354	1,358	165	375	6,438
Other repossessed assets	692	4	60	27	64
Total non-performing assets	$36,433	$13,151	$8,993	$8,439	$12,224

Total non-performing loans to total loans	2.71%	1.01%	0.77%	0.79%	0.64%
Allowance for loan losses to non-performing loans	45.62%	114.79%	138.77%	110.02%	146.23%
Total non-performing assets to total assets	2.57%	0.95%	0.66%	0.68%	1.13%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2008:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	—	$—	1	$16,000	—	$—	—	$—	$—	$16,000
$3.0 million to $4.9 million	—	—	—	—	—	—	—	—	—	—
$1.5 million to $2.9 million	1	2,151	—	—	—	—	—	—	—	2,151
Under $1.5 million	13	2,187	8	2,444	40	4,948	16	5,263	394	15,236
Total	14	$4,338	9	$18,444	40	$4,948	16	$5,263	$394	$33,387

Percentage of individual loan category		3.72%		4.47%		1.27%		2.07%	0.65%	2.71%

Table of contets

            The following table presents data related to non-performing loans by dollar amount and category at December 31, 2007:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	—	$—	—	$—	—	$—	—	$—	$—	$—
$3.0 million to $4.9 million	1	3,605	—	—	—	—	—	—	—	3,605
$1.5 million to $2.9 million	—	—	—	—	—	—	—	—	—	—
Under $1.5 million	11	2,627	5	1,059	32	2,816	3	1,584	98	8,184
Total	12	$6,232	5	$1,059	32	$2,816	3	$1,584	$98	$11,789

Percentage of individual loan category		5.25%		0.28%		0.78%		0.64%	0.16%	1.01%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. When payments are received on non-accrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $2.3 million and $882 thousand for the years ended December 31, 2008 and 2007, respectively. None of these amounts were included in interest income during these periods. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

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

Table of contets

At December 31, 2008, total non-performing assets increased $23.3 million to $36.4 million from $13.2 million at December 31, 2007 mainly due to an increase in non-accruing loans of $21.6 million and an increase in other real estate owned of $996 thousand. Non-performing loans increased in large part from the placement of a single large commercial real estate relationship into non-accrual status in May 2008. The collateral on the commercial real estate relationship has been recently appraised at $32.0 million, with a total loan balance of $20.5 million (with $16.0 million included in the preceding table, and $4.5 million due to another participating lender). As of December 31, 2008, no specific reserve had been allocated to this relationship, as management believes the collateral is currently sufficient to cover the outstanding loans. In addition to this $16.0 million commercial real estate relationship, the remaining increases in non-accrual loans were concentrated in the areas of construction loans ($3.7 million increase) and residential real estate loans ($2.1 million increase). There were no specifically identified losses in the non-accrual loans that have not already been charged-off. As of December 31, 2008, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$13,533	$12,167	$8,842	$8,367	$7,368
Provision for loan losses	8,183	4,200	5,172	2,850	2,100
Charge-offs:
Commercial	4,021	1,766	1,846	1,912	640
Commercial real estate	104	246	—	—	—
Residential real estate	1,219	363	113	125	188
Construction real estate	585	—	—	—	—
Installment and other	1,087	771	369	500	459
Total charge-offs	7,016	3,146	2,328	2,537	1,287
Recoveries:
Commercial	263	84	42	48	108
Commercial real estate	—	—	—	—	—
Residential real estate	16	56	1	—	1
Construction real estate	42	64	332	55	23
Installment and other	209	108	106	59	54
Total recoveries	530	312	481	162	186
Net charge-offs	6,486	2,834	1,847	2,375	1,101
Balance at end of year	$15,230	$13,533	$12,167	$8,842	$8,367

Gross loans at end of year	$1,230,534	$1,171,106	$1,131,724	$1,019,380	$894,321
Ratio of allowance to total loans	1.24%	1.15%	1.08%	0.87%	0.93%
Ratio of net charge-offs to average loans	0.54%	0.24%	0.17%	0.24%	0.14%

Net charge-offs for 2008 totaled $6.5 million, an increase of $3.7 million (128.9%) from 2007. The increase in net charge-offs was mainly due to an increase in charge-offs in commercial non-real estate loans of $2.3 million (127.7%) and an increase in charge-offs on residential real estate loans of $856 thousand (235.8%). The increase in commercial non-real estate charge-offs was mainly due to a single large commercial loan that was charged-off down to its collateral value. The increase in charge-offs on residential real estate loans was mainly due to an increase in charge-offs associated with home equity loans. The provision for loan losses increased $4.0 million (94.8%) based upon management’s estimate of the adequacy of the reserve for loan losses.

Table of contets

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,200	9.46%	$4,535	10.12%	$4,191	11.29%	$2,939	9.16%	$3,503	10.35%
Commercial and residential real estate	5,215	64.97	4,293	63.42	4,684	62.81	3,092	67.90	2,513	70.15
Construction real estate	6,512	20.64	3,691	21.26	2,364	20.78	1,996	17.43	981	13.59
Installment and other	1,303	4.93	1,014	5.20	928	5.12	815	5.51	1,370	5.91
Total	$15,230	100.00%	$13,533	100.00%	$12,167	100.00%	$8,842	100.00%	$8,367	100.00%

The allowance for loan losses increased $1.7 million (12.5%) from December 31, 2007 to December 31, 2008. This was mainly due to an increase in the allowance allocated to construction loans, and was largely offset by a decrease in the allocation for commercial non-real estate loans. The allocation for construction loans increased $2.8 million (76.4%) from December 31, 2007 to December 31, 2008, mainly due to an increase in the allocation in historical loss experience (based on migration analysis) of $2.8 million. The allocation for commercial non-real estate loans decreased by $2.3 million (51.5%), mainly due to a decrease in the allocation for specifically identified loans. This decrease was largely due to the charging off of a single large commercial loan down to the value of the collateral. For further information, please see discussion in Item 7, “Critical Accounting Policies—Allowance for Loan Losses” in this Form 10-K.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of December 31, 2008 were $39.4 million. Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, so there are no specifically identified losses allocated in the reserve for loan losses.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured as of December 31, 2008 totaled $4.3 million.

The Bank anticipates the volume of commercial real estate and construction loans to continue to decline. Overall, management’s outlook for the New Mexico economy in 2009 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in mid 2010. Nonfarm employment growth was a negative (-0.3%) in 2008, and is expected to be a negative (-0.2%) in 2009. Housing construction overall is expected to remain depressed throughout the remainder of 2009, but experience a modest recovery toward the middle of 2010.

Table of contets

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

Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At Board of Directors meetings each quarter, a list of total adversely classified assets is presented showing OREO, other repossessed assets, and all loans listed as “Substandard,” “Doubtful” and “Loss.”  All non-accrual loans are classed either as “Substandard” or “Doubtful” and are thus included in total adversely classified assets. A separate watch list of loans classified as “Special Mention” is also presented. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets have well-defined weaknesses that jeopardize liquidation of the debt and there is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard, but weaknesses are so pronounced that collection or liquidation is highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets worthy of charge-off. Special Mention Assets are those that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

The Company’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by the Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Company analyzes its process regularly with modifications made as necessary and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans classified as:
Substandard	$73,142	$19,053	$12,924	$14,484	$15,810
Doubtful	—	2,644	2,177	1,414	201
Total adversely classified loans	73,142	21,697	15,101	15,898	16,011
Other real estate owned	2,354	1,358	165	375	6,438
Other repossessed assets	692	4	60	27	64
Total adversely classified assets	$76,188	$23,059	$15,326	$16,300	$22,513

Special mention loans	$24,836	$30,715	$9,044	$14,836	$22,834

Table of contets

Total adversely classified assets as of December 31, 2008 were $76.2 million, or 5.4% of total assets. This was an increase of $53.1 million (230.4%) from December 31, 2007 to December 31, 2008. The main reason was an increase of $54.1 million in Substandard loans and an increase in other real estate owned of $996 thousand. These increases were partially offset by a decrease in Doubtful loans of $2.6 million. The large increase in substandard loans was mainly due to the increase in substandard construction ($28.6 million) and substandard commercial real estate ($21.2 million) loans. The increase in substandard construction loans was primarily due to the current slowdown in real estate experienced both nationally and regionally. Management believes that we have adequate collateral on these loans. In addition, these borrowers continue to service their debt. The increase in substandard commercial real estate loans was primarily due to the $16.0 million relationship discussed in “Balance Sheet Analysis - Non-Performing Loans” section on Page 44 of this Form 10-K. Special Mention loans decreased $5.9 million (19.1%) between December 31, 2007 and December 31, 2008, primarily due to the downgrading of two large commercial real estate credits to Substandard (composed of the $16.0 million credit referenced above and a relationship of $4.9 million) based upon their potential weaknesses, which warrant management’s close attention. Management is currently and will continue working closely with these customers to resolve the potential weaknesses.

Management is carefully monitoring the adversely classified assets it has in its portfolio. Management believes the increase in classified assets is a result of current national and regional economic difficulties, particularly in the area of real estate sales. Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans). Though the New Mexico real estate environment is currently more favorable than most areas of the nation, there is still a concern that real estate values may stagnate or fall within our market areas. As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, Negotiable Order of Withdrawal (NOW) accounts, Money Market Deposit Accounts (MMDA), savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from our market areas. We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100 thousand and over:

At December 31, 2008
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$76,369
After three but within six months	166,207
After six but within twelve months	81,372
After twelve months	—

Total time deposits $100,000 and over:	$323,948

Table of contets

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”) with remaining maturities under one year. Long-term borrowings are advances from the FHLB with remaining maturities over one year. Total short-term and long-term borrowings decreased $40.0 million at December 31, 2008 compared to December 31, 2007 due to scheduled payments on existing borrowings.

In addition to short- and long-term borrowings made by us, the ESOP has used borrowings, which the Company guarantees, to facilitate its ability to acquire stock for the benefit of all employees who participate in the ESOP. For further information, please see Item 8—“Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 18, ‘Retirement Plans’” in this Form 10-K.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$21,783	$18,426	$16,822
Maximum outstanding at any month-end during the period	40,000	44,400	42,350
Balance outstanding at end of period	—	40,000	681
Weighted average interest rate during the period	3.24%	3.61%	4.29%
Weighted average interest rate at end of the period	—%	3.22%	4.10%
Long-term borrowings:
Average balance outstanding	$23,549	$45,441	$64,597
Maximum outstanding at any month-end during the period	23,566	63,600	71,650
Balance outstanding at end of period	23,532	23,569	63,603
Weighted average interest rate during the period	4.90%	3.97%	3.87%
Weighted average interest rate at end of the period	4.90%	4.90%	3.85%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$9	$296	$768
Maximum outstanding at any month-end during the period	—	271	743
Balance outstanding at end of period	—	271	743
Weighted average interest rate during the period	7.27%	8.11%	7.94%
Weighted average interest rate at end of the period	—%	7.25%	8.25%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$36,031
Maximum outstanding at any month-end during the period	37,116	37,116	43,302
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	7.87%	8.26%	9.10%
Weighted average interest rate at end of the period	7.64%	8.13%	8.02%

Liquidity

Bank Liquidity. Liquidity management is monitored by the Asset/Liability Management Committee and Board of Directors of the Bank, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Table of contets

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

We adhere to a liquidity policy, approved by the Board of Directors, which requires that we maintain the following liquidity ratios:

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

At December 31, 2008 and 2007, we were in compliance with the foregoing policy.

At December 31, 2008, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $201.0 million and standby letters of credit of $20.5 million. We anticipate we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit scheduled to mature within one year totaled $419.9 million at December 31, 2008. Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $112.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $244.7 million in additional funds. We are also in the process of establishing a borrowing line with the FRB through the discount window. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

An additional potential source of liquidity is participation in Treasury’s Capital Purchase Plan (CPP), which could generate up to an additional $34.7 million. Although we have applied to participate in CPP, as of the date of this report, the Company has not decided if it will participate in the program.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity. See Item 1, “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and in Item 1, “Business—Los Alamos National Bank—Supervision and Regulation—Dividends”  in this Form 10-K. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%. At December 31, 2008, the Bank could pay a total of $15.7 million in dividends and still comply with the minimum regulatory capital ratio requirements for “well-capitalized” status. For more information, please see “Capital Resources” on p. 51 and Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 18, ‘Regulatory Matters’” in this Form 10-K.

Table of contets

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation, please see Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$722,948	$722,948	$—	$—	$—
Time deposits (1)	528,646	419,909	94,776	13,961	—
Long-term borrowings (1)	23,532	36	20,072	1,047	2,377
Operating leases	503	387	116	—	—
Capital leases	3,965	185	370	370	3,040
Capital expenditures	5,761	5,761	—	—	—
Junior subordinated debt owed to unconsolidated trusts (1)	37,116	—	—	—	37,116
Total contractual long-term cash obligations	$1,322,471	$1,149,226	$115,334	$15,378	$42,533

_________________________

(1)     Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements. While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility. Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations. The capital lease was acquired in 2006 for construction of our third office in Santa Fe. The lease contains a purchase option in 2014 that we expect to exercise the cost of which is largely offset by a loan held on the property. Capital expenditures represent the contractual cost of construction for the new office in Santa Fe.

Table of contets

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2008. Further discussion of these commitments is included in Notes 15 and 16 in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Total	One year or less	1-3 years	4-5 years	After 5 years
	(In thousands)
Commitments to extend credit:
Commercial	$41,089	$41,001	$88	$—	$—
Commercial real estate	4,584	4,584	—	—	—
Residential real estate	916	916	—	—	—
Construction real estate	47,220	44,794	2,324	—	102
Revolving home equity and credit card lines	97,873	40,894	247	9,449	47,283
Other	9,320	9,308	2	10	—
Standby letters of credit	20,467	19,622	805	—	40
Total commitments to extend credit	221,469	161,119	3,466	9,459	47,425
Commitments to sell mortgage loans	15,173	15,173	—	—	—
ESOP liquidity put	13,105	2,621	5,242	5,242	—
Total commitments	$249,747	$178,913	$8,708	$14,701	$47,425

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon. Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan. The Bank’s contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage. The ESOP liquidity put is described in Note 12 in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2008, the most recent notification from the federal banking regulators categorized the Bank as “well-capitalized.” A “well–capitalized” institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed the Bank’s capital classification.

In order for the Company to be considered “adequately capitalized” on a consolidated basis, it must maintain a minimum ratio of Tier 1 capital to total assets of 4%, and a minimum ratio of total capital to risk-weighted assets of 8%. See Item 1. “Business—Supervision and Regulation—Capital Requirements” of this Form 10-K.

Table of contets

A certain amount of both the Company and the Bank’s Tier 1 capital was in the form of Trust Preferred Securities. Please see Note 10, ”Junior Subordinated Debt Owed to Unconsolidated Trusts” in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K for details on the effect these have on risk based capital.

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2008. The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$139,806	11.80%	$94,772	8.00%	N/A	N/A
Bank only	133,407	11.33	94,162	8.00	$117,703	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	119,421	10.08	47,386	4.00	N/A	N/A
Bank only	118,688	10.08	47,081	4.00	70,622	6.00
Tier 1 capital (to average assets):
Consolidated	119,421	8.35	57,239	4.00	N/A	N/A
Bank only	118,688	8.34	56,908	4.00	71,135	5.00

_________________________

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $21.0 million, $20.8 million and $15.0 million for 2008, 2007 and 2006. Net cash provided by operating activities increased $210 thousand primarily due to an increase in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $1.6 million. This was partially offset by a decrease in cash provided by net income, less adjustments for non-cash items. Between 2007 and 2006, net cash provided by operating activities increased by $5.8 million primarily due to an increase in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $3.4 million.

Net cash (used in) investing activities was ($70.5) million, ($53.6) million and ($98.7) million for 2008, 2007 and 2006. Net cash used in investing activities increased $16.9 million primarily due to a decrease of cash provided from the maturities and paydowns of securities of $60.9 million and an increase in cash used by the funding of loans (net of repayments) of $24.8 million. These items were partially offset by a decrease in cash used by the purchase of investment securities of $36.6 million and an increase in cash provided by the sale of investment securities of $32.5 million. The decrease in cash used in investing activities of $45.1 million from 2006 to 2007 was primarily due to an increase in cash provided from the maturities and paydowns of securities of $78.4 million, a decrease in cash used by the funding of loans (net of repayments) of $68.0 million and an increase in cash provided by the sale of investment securities of $14.8 million. These items were partially offset by an increase in cash used for the purchasing of securities of $120.9 million.

Table of contets

Net cash provided by financing activities was $29.2 million, $4.7 million and $102.7 million for 2008, 2007 and 2006. Net cash provided by financing activities increased $24.5 million primarily due to an increase of cash provided by the net increase in deposits of $63.4 million, which was partially offset by an increase in cash used in the repayment of borrowings of $39.1 million. Cash provided by financing activities decreased by $98.0 million from 2006 to 2007 primarily due to a decrease in cash provided by the net increase in deposits of $108.2 million, which was partially offset by a decrease in cash used in the repayment of borrowings of $17.3 million.

The most significant growth in deposits from December 31, 2007 to December 31, 2008 occurred in savings accounts ($59.0 million) and NOW accounts ($13.5 million), with smaller growth in MMDA accounts ($11.7 million) and demand deposits ($984 thousand). There was a decline in time deposits under $100,000 ($5.4 million) and in time deposits over $100,000 ($3.7 million). Customers have been keeping deposits in non-maturity deposits evidencing an apparent need for more liquidity. We have seen this change from maturing to non-maturing deposits result in a slight increase in deposits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset Liability Management

Our net interest income is subject to “interest rate risk” to the extent that it can vary based on changes in the general level of interest rates. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy we employ to manage our interest rate risk involves measuring our risk using an asset/liability simulation model and adjusting the maturity of securities in our investment portfolio to manage that risk.

Interest rate risk is also measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap.” An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

Table of contets

	Time to Maturity or Repricing
As of December 31, 2008:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$485,526	$453,218	$253,993	$37,797	$1,230,534
Loans held for sale	8,603	—	—	—	8,603
Investment securities	5,651	15,115	83,159	12,536	116,461
Securities purchased under agreements to resell	203	—	—	—	203
Interest-bearing deposits with banks	6,800	—	—	—	6,800
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$506,969	$468,333	$337,152	$51,263	$1,363,717

Interest-bearing Liabilities:
NOW deposits	$48,142	$73,687	$—	$—	$121,829
Money market deposits	83,419	97,539	—	—	180,958
Savings deposits	146,651	189,472	—	—	336,123
Time deposits over $100,000	76,369	166,207	81,372	—	323,948
Time deposits under $100,000	63,062	114,269	27,367	—	204,698
Short-term borrowings	—		—	—	—
Long-term borrowings	9	27	21,118	2,378	23,532
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$423,838	$641,201	$129,857	$35,519	$1,230,415
Rate sensitive assets (RSA)	$506,969	$975,302	$1,312,454	$1,363,717	1,363,717
Rate sensitive liabilities (RSL)	423,838	1,065,039	1,194,896	1,230,415	1,230,415
Cumulative GAP (GAP=RSA-RSL)	83,131	(89,737)	117,558	133,302	133,302
RSA/Total assets	35.76%	68.79%	92.57%	96.19%	96.19%
RSL/Total assets	29.90%	75.12%	84.28%	86.79%	86.79%
GAP/Total assets	5.86%	-6.33%	8.29%	9.40%	9.40%
GAP/RSA	16.40%	-9.20%	8.96%	9.77%	9.77%

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

Table of contets

Based on simulation modeling at December 31, 2008 and December 31, 2007, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

Changes	At December 31, 2008		At December 31, 2007
In Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 2.00%	$(1,084)	(2.11)%	$3,823	7.60%
+ 1.00	257	0.50	1,997	3.97
(1.00)	(627)	(1.22)	(2,148)	(4.27)
(2.00)	(1,177)	(2.29)	(3,174)	(6.31)

Our simulations used assume the following:

(1)	Changes in interest rates are immediate.

(2)

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2008.

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

Table of contets

Item 8. Financial Statements and Supplementary Data.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

Audited Financial Statements December 31, 2008, 2007, and 2006

Table of contets

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Table of contets

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trinity Capital Corporation

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Capital Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Trinity Capital Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Table of contets

As described in Note 19 to the consolidated financial statements, effective January 1, 2008, the Company adopted a new principle of accounting for fair value measurements in accordance with Financial Accounting Standards Board Statement No. 157, Fair Value Measurements.

Albuquerque, New Mexico

March 16, 2009

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Amounts in thousands, except share data)

	2008	2007
ASSETS
Cash and due from banks	$18,259	$21,194
Interest-bearing deposits with banks	6,800	24,173
Federal funds sold and securities purchased under resell agreements	203	157
Cash and cash equivalents	25,262	45,524
Investment securities available for sale	103,007	99,590
Investment securities held to maturity, at amortized cost (fair value of $9,780 at December 31, 2008 and $9,159 at December 31, 2007)	8,927	9,159
Other investments	5,643	7,380
Loans (net of allowance for loan losses of $15,230 at December 31, 2008 and $13,533 at December 31, 2007)	1,215,304	1,157,573
Loans held for sale	8,603	10,172
Premises and equipment, net	24,406	24,071
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	7,889	9,781
Mortgage servicing rights, net	5,271	8,066
Other intangible assets	759	3
Other real estate owned	2,354	1,358
Other assets	8,091	4,835
Total assets	$1,417,727	$1,379,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$84,038	$88,575
Interest-bearing	1,167,556	1,086,883
Total deposits	1,251,594	1,175,458
Short-term borrowings	—	40,000
Long-term borrowings	23,532	23,569
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties	—	271
Accrued interest payable	5,821	6,721
Other liabilities	6,168	6,350
Total liabilities	1,326,442	1,291,696

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Amounts in thousands, except share data)

(Continued from previous page)

	2008	2007

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 602,514 shares and 625,602 shares at December 31, 2008 and December 31, 2007, respectively, at fair value; net of unearned ESOP shares of 0 and 16,937 shares at December 31, 2008 and December 31, 2007, respectively, at historical cost	$13,105	$16,656
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,448,548 and 6,482,650 at December 31, 2008 and December 31, 2007, respectively	6,836	6,836
Additional paid-in capital	1,797	1,520
Retained earnings	79,233	72,610
Accumulated other comprehensive gain	1,419	72
Total stockholders' equity before treasury stock	89,285	81,038
Treasury stock, at cost, 408,252 shares and 357,213 shares at December 31, 2008 and December 31, 2007, respectively	(11,105)	(9,667)
Total stockholders' equity	78,180	71,371
Total liabilities and stockholders' equity	$1,417,727	$1,379,723

The accompanying notes are an integral part of these consolidated financial statements.

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands except per share data)

	2008	2007	2006
Interest income:
Loans, including fees	$78,713	$89,059	$79,525
Investment securities:
Taxable	2,922	4,917	3,703
Nontaxable	744	990	829
Federal funds sold	169	133	33
Other interest-bearing deposits	565	1,798	851
Investment in unconsolidated trusts	87	92	93
Total interest income	83,200	96,989	85,034
Interest expense:
Deposits	30,887	42,146	32,657
Short-term borrowings	707	690	721
Long-term borrowings	1,154	1,802	2,559
Long-term capital lease obligations	268	293	—
Junior subordinated debt owed to unconsolidated trusts	2,920	3,067	3,279
Total interest expense	35,936	47,998	39,216
Net interest income	47,264	48,991	45,818
Provision for loan losses	8,183	4,200	5,172
Net interest income after provision for loan losses	39,081	44,791	40,646
Other income:
Mortgage loan servicing fees	2,467	2,468	2,641
Trust fees	1,092	981	883
Loan and other fees	2,605	2,409	2,133
Service charges on deposits	1,720	1,714	1,561
Gain on sale of loans	2,027	1,658	1,587
Gain on sale of securities	555	62	—
Title insurance premiums	815	788	1,094
Other operating income	263	428	388
Total other income	11,544	10,508	10,287

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands except per share data)

(Continued from previous page)

	2008	2007	2006
Other expenses:
Salaries and employee benefits	$18,870	$18,516	$17,468
Occupancy	3,310	3,558	3,450
Data processing	2,295	1,855	1,921
Marketing	2,056	1,971	1,698
Amortization and valuation of mortgage servicing rights	4,193	2,285	2,266
Amortization and valuation of other intangible assets	44	—	—
Supplies	440	785	657
Loss (gain) on sale of other real estate owned	132	(120)	215
Postage	623	642	572
Bankcard and ATM network fees	1,241	1,240	1,071
Legal, professional and accounting fees	1,538	1,338	1,258
FDIC insurance premiums	682	136	130
Other	2,619	2,399	3,088
Total other expense	38,043	34,605	33,794
Income before income taxes	12,582	20,694	17,139
Income taxes	4,583	7,365	6,828
Net income	$7,999	$13,329	$10,311
Basic earnings per common share	$1.23	$2.05	$1.57
Diluted earnings per common share	$1.23	$2.03	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands except share and per share data)

	Common Stock, No Par
	Issued		Held in Treasury, at cost		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2005	6,856,800	$6,836	(229,998)	$(5,980)	$922	$58,013	$(273)	$59,518
Comprehensive income
Net income						10,311
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $61							115
Total comprehensive income								10,426
Dividends					(48)	(4,507)		(4,555)
Treasury shares purchased			(105,913)	(2,926)				(2,926)
Treasury shares issued from exercise of stock options			56,209	1,462	(758)			704
Tax benefit from the exercise of stock options					331			331
Increase in stock owned by ESOP participants, 14,508						(406)		(406)
Net change in the fair value of stock owned by ESOP participants						(472)		(472)
Allocation of ESOP shares					330			330
Stock options and stock appreciation rights expensed					290			290
Balance, December 31, 2006	6,856,800	$6,836	(279,702)	$(7,444)	$1,067	$62,939	$(158)	$63,240

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands except share and per share data)

(Continued from previous page)

	Common Stock, No Par
	Issued		Held in Treasury, at cost		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2006	6,856,800	$6,836	(279,702)	$(7,444)	$1,067	$62,939	$(158)	$63,240
Comprehensive income
Net income						13,329
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $173							292
Reclassification of unrealized gains to realized gains, net of taxes of $22							(62)
Total comprehensive income								13,559
Dividends					(31)	(4,859)		(4,890)
Treasury shares purchased			(88,524)	(2,509)				(2,509)
Treasury shares issued from exercise of stock options			11,013	286	(110)			176
Tax benefit from the exercise of stock options					57			57
Decrease in stock owned by ESOP participants, 3,464 shares						100		100
Net change in the fair value of stock owned by ESOP participants						1,101		1,101
Allocation of ESOP shares					299			299
Stock options and stock appreciation rights expensed					238			238
Balance, December 31, 2007	6,856,800	$6,836	(357,213)	$(9,667)	$1,520	$72,610	$72	$71,371

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands except share and per share data)

(Continued from previous page)

	Common Stock, No Par
	Issued		Held in Treasury, at cost		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2007	6,856,800	$6,836	(357,213)	$(9,667)	$1,520	$72,610	$72	$71,371
Comprehensive income
Net income						7,999
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $1,086							1,698
Reclassification of unrealized gains to realized gains, net of taxes of $204							(351)
Total comprehensive income								9,346
Dividends					(14)	(5,156)		(5,170)
Treasury shares purchased			(65,039)	(1,802)				(1,802)
Treasury shares issued			14,000	364	(84)			280
Tax benefit from the exercise of stock options					43			43
Decrease in stock owned by ESOP participants, 23,088 shares						623		623
Net change in the fair value of stock owned by ESOP participants						3,157		3,157
Allocation of ESOP shares					112			112
Stock options and stock appreciation rights expensed					220			220
Balance, December 31, 2008	6,856,800	$6,836	(408,252)	($11,105)	$1,797	$79,233	$1,419	$78,180

The accompanying notes are an integral part of these consolidated financial statements.

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands)

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$7,999	$13,329	$10,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,409	2,343	2,380
Net amortization of:
Mortgage servicing rights	2,740	2,853	2,744
Other intangible assets	44	—	—
Premium and discounts on investment securities, net	1,176	(676)	(364)
Junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	194
Provision for loan losses	8,183	4,200	5,172
Change in mortgage servicing rights valuation allowance	1,453	(568)	(478)
Loss (gain) on disposal of premises and equipment	1	(13)	46
(Gain) loss on sale of investment securities	(555)	(62)	—
Federal Home Loan Bank (FHLB) stock dividends received	(102)	(216)	(271)
Loss on venture capital investments	113	78	—
Gain on sale of loans	(2,027)	(1,658)	(1,587)
Loss (gain) on disposal of other real estate owned	71	(3)	(18)
Write-down of value of other real estate owned	80	—	40
(Increase) in other assets	(2,260)	(1,450)	(2,532)
(Decrease) increase in other liabilities	(1,061)	1,115	1,361
Release of Employee Stock Ownership Plan (ESOP) shares	340	717	790
Stock options and stock appreciation rights expenses	220	238	290
Tax benefit recognized for exercise of stock options	(43)	(57)	(331)
Net cash provided by operating activities before originations and gross sales of loans	18,795	20,184	17,747
Gross sales of loans held for sale	131,165	135,644	139,753
Origination of loans held for sale	(128,967)	(135,045)	(142,529)
Net cash provided by operating activities	20,993	20,783	14,971

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands)

(Continued from previous page)

	2008	2007	2006
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$67,313	$128,500	$36,373
Proceeds from maturities and paydowns of investment securities, held to maturity	232	1,807	15,578
Proceeds from maturities and paydowns of investment securities, other	1,829	—	—
Proceeds from sale of investment securities, available for sale	48,980	14,784	—
Proceeds from sale of investment securities, other	—	1,648	1,636
Purchase of investment securities available for sale	(118,102)	(153,802)	(32,486)
Purchase of investment securities other	(103)	(954)	(1,336)
Proceeds from sale of other real estate owned	1,890	767	378
Loans funded, net of repayments	(68,951)	(44,173)	(112,170)
Purchases of loans	—	—	(2,211)
Purchases of premises and equipment	(2,745)	(2,146)	(2,280)
Acquisition of leased property under capital leases	—	—	(2,211)
Acquisition of intangible assets	(800)	—	—
Proceeds from sale of premises and equipment	—	—	—
Net cash (used in) investing activities	(70,457)	(53,569)	(98,729)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	85,182	34,421	22,605
Net (decrease) increase in time deposits	(9,046)	(21,704)	98,288
Proceeds from issuances of borrowings	—	—	—
Repayment of borrowings	(40,037)	(715)	(18,022)
Repayment of ESOP debt	(271)	(472)	(471)
Acquisition of obligations under capital leases	—	—	2,211
Proceeds from issuance of trust preferred securities	—	—	10,310
Repayment of junior subordinated debt owed to unconsolidated trusts	—	—	(6,186)
Purchase of treasury stock	(1,802)	(2,509)	(2,926)
Issuance of common stock for stock option plan	323	233	1,035
Dividend payments	(5,190)	(4,591)	(4,509)
Tax benefit recognized for exercise of stock options	43	57	331
Net cash provided by financing activities	29,202	4,720	102,666
Net (decrease) increase in cash and cash equivalents	(20,262)	(28,066)	18,908
Cash and cash equivalents:
Beginning of period	45,524	73,590	54,682
End of period	$25,262	$45,524	$73,590

(Continued on following page)

Table of contets

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands)

(Continued from previous page)

	2008	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$36,836	$47,050	$37,489
Income taxes	7,758	8,674	6,921
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,037	1,957	190
Dividends declared, not yet paid	2,579	2,600	2,302
Change in unrealized gain on investment securities, net of taxes	2,229	230	115

The accompanying notes are an integral part of these consolidated financial statements.

Table of contets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity Capital Trust II (“Trust II”) was terminated on December 12, 2006. Based upon a regulatory change earlier in the year (which has since been reversed), Trinity sold the assets of TCC Appraisals as of May 1, 2008. Trinity has terminated the business of TCC Appraisals in January 2009. Management believes that the impact of terminating the business of TCC Appraisals will have an immaterial effect on Trinity’s financial results. In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”). This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and David Blivin. Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. As of this report date, only certain start-up costs have been funded by the Bank, and no capital investments have been made. In October 2008, the Bank purchased certain assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to integrate the purchased assets of Allocca & Brunett into the Bank’s existing Trust and Investment Services Department over the next two to six months.

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

Basis of financial statement presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 10 below for more detail. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term, include the allowance for loan losses, initial recording and subsequent valuation for impairment of mortgage servicing rights, income tax accounting, and other intangible asset impairment analysis.

The Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company. In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities such as other intangibles, real estate owned and repossessed assets until January 1, 2009. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis. See Note 19 for additional information.

Table of contets

In conjunction with the adoption of SFAS 157, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159) as of January 1, 2008. SFAS 159 provides companies the option to report selected financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company has not elected the fair value option for any financial assets or liabilities. See Note 19 for additional information.

Nature of operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos, Santa Fe and Albuquerque, New Mexico. Its primary deposit products are term certificate, NOW and savings accounts and its primary lending products are commercial, residential and construction real estate loans. The Company also offers trust and wealth management services and title insurance products.

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Albuquerque, Santa Fe and White Rock, New Mexico. The Bank also operates drive-up facilities and 28 automatic teller machines (ATM’s) in Los Alamos, Santa Fe and surrounding geographic areas. Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe.

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

Table of contets

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

Table of contets

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

Other intangible assets. The Company may obtain intangible assets other than mortgage servicing rights from time to time. In certain cases, these assets have no definite life and are not amortized. Other intangible assets may have an expected useful life and are amortized over this life. All intangible assets are tested periodically for impairment and, if deemed impaired, the assets are written down to the current value, with the impairment amount being charged to current earnings.

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

Table of contets

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2008	2007	2006
	(In thousands, except share and per share data)
Net income	$7,999	$13,329	$10,311
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(377,803)	(323,251)	(237,679)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	(602)	(18,936)	(46,351)
Weighted average common shares outstanding, net	6,478,395	6,514,613	6,572,770
Basic earnings per common share	$1.23	$2.05	$1.57
Weighted average dilutive shares from stock option plan	19,816	41,252	39,554
Weighted average common shares outstanding including derivative shares	6,498,211	6,555,865	6,612,324
Diluted earnings per common share	$1.23	$2.03	$1.56

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect as the exercise prices are in excess of current market prices. The total number of shares excluded was 314,500 and 262,500 as of December 31, 2008 and December 31, 2007, respectively.

Comprehensive income: Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $9.3 million, $13.6 million and $10.4 million for 2008, 2007 and 2006.

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

Impairment of long-lived assets:  Management periodically reviews the carrying value of its long-lived assets to determine if impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

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

Table of contets

Stock-based compensation: The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determines vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity; all mature at five years.

Recent accounting pronouncements:

In December, 2007, the FASB issued FASB Statement 141R,Business Combinations (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred

•	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies

•	The acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value.

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard on January 1, 2009 had no material impact on the Company’s financial statements.

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

Table of contets

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

This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard on January 1, 2009 had no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Financial Instruments-an amendment of FASB Statement No.133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard on January 1, 2009 had no material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS 162 is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Public Company Accounting Oversight Board (“PCAOB”) has proposed an auditing standard that would remove the GAAP hierarchy from its interim auditing standards. SFAS 162 is effective as of November 15, 2008. The adoption of this standard had no material impact on the Company’s financial statements.

In May 2008, the FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (SFAS 163). This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The adoption of this standard on January 1, 2009 had no material impact on the Company’s financial statements.

Table of contets

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1,“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The adoption of this standard on January 1, 2009 had no material impact on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. FSP 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

Trust Assets:  Assets held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $2.4 million and $1.3 million at December 31, 2008 and 2007.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Table of contets

Note 3. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Government sponsored agencies	$87,890	$2,297	$—	$90,187
States and political subdivisions	12,771	86	(37)	12,820
Equity securities	1	—	(1)	—
Totals	$100,662	$2,383	$(38)	$103,007

December 31, 2007:
Government sponsored agencies	$93,081	$122	$(2)	$93,201
States and political subdivisions	6,391	21	(27)	6,385
Equity securities	1	3	—	4
Totals	$99,473	$146	$(29)	$99,590

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
States and political subdivisions	$8,927	$1,179	$(326)	$9,780
Totals	$8,927	$1,179	$(326)	$9,780

December 31, 2007:
States and political subdivisions	$9,159	$—	$—	$9,159
Totals	$9,159	$—	$—	$9,159

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Non-marketable equity securities (including FRB and FHLB stock)	$4,527	$—	$—	$4,527
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$5,643	$—	$—	$5,643

December 31, 2007:
Non-marketable equity securities (including FRB and FHLB stock)	$6,264	$—	$—	$6,264
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,380	$—	$—	$7,380

Table of contets

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Gross realized gains	$555	$62	$—
Gross realized losses	—	—	—
Net gains	$555	$62	$—

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2007 and 2006 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1), (2)	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008
Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	947	(37)	947	(37)
Equity securities	1	(1)	—	—	1	(1)
Totals	$1	$(1)	$947	$(37)	$948	$(38)

December 31, 2007
Government sponsored agencies	$5,002	$(1)	$3,080	$(1)	$8,082	$(2)
States and political subdivisions	1,193	(14)	1,165	(13)	2,358	(27)
Equity securities	—	—	—	—	—	—
Totals	$6,195	$(15)	$4,245	$(14)	$10,440	$(29)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008
States and political subdivisions	$1,315	$(326)	$—	$—	$1,315	$(326)
Totals	$1,315	$(326)	$—	$—	$1,315	$(326)

December 31, 2007
States and political subdivisions	$—	$—	$—	$—	$—	$—
Totals	$—	$—	$—	$—	$—	$—

(1)

The $37 thousand unrealized losses in available for sale securities twelve months or longer as of December 31, 2008 relates to unrealized losses on securities issued by local municipal issues with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature.

Table of contets

(2)

The $1 thousand in total unrealized losses in available for sale securities twelve months or longer as of December 31, 2007 relates to unrealized losses on U.S. government sponsored agencies with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature. The remaining $13 thousand of unrealized losses twelve months or longer as of December 31, 2007 relates to unrealized losses on state, county and municipal securities with Moody ratings of Aaa to Aa3. The Company has the ability to hold these securities until they mature.

The amortized cost and fair value of investment securities as of December 31, 2008 by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$13,322	$13,461	$—	$—	$100	$100
One to five years	82,387	84,587	—	—	—	—
Five to ten years	3,348	3,392	—	—	—	—
Over ten years	1,604	1,567	8,927	9,780	1,116	1,116
Equity investments with no stated maturity	1	—	—	—	4,427	4,427
Totals	$100,662	$103,007	$8,927	$9,780	$5,643	$5,643
Securities with carrying amounts of $27.5 million and $21.1 million at December 31, 2008 and 2007, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Loans consisted of:

	December 31,
	2008	2007
	(In thousands)
Commercial	$116,588	$118,670
Commercial real estate	412,184	382,909
Residential real estate	388,776	360,934
Construction real estate	254,444	249,284
Installment and other	60,746	61,028
Total loans	1,232,738	1,172,825
Unearned income	(2,204)	(1,719)
Gross loans	1,230,534	1,171,106
Allowance for loan losses	(15,230)	(13,533)
Net loans	$1,215,304	$1,157,573

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Table of contets

Non-performing loans as of December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Non-accruing loans	$33,387	$11,789	$8,767
Loans 90 days or more past due, still accruing interest	—	—	1
Total non-performing loans	$33,387	$11,789	$8,768

The reduction in interest income associated with loans on non-accrual status was $2.3 million, $882 thousand and $734 thousand for the years ended December 31, 2008, 2007 and 2006.

Information about impaired loans as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Loans for which there was a related allowance for credit losses	$—	$6,234	$6,302
Other impaired loans	39,373	3,653	2,174
Total impaired loans	$39,373	$9,887	$8,476

Average monthly balance of impaired loans	$37,127	$6,843	$5,968
Related allowance for credit losses	$—	$2,644	$2,177
Interest income recognized on an accrual basis	$—	$—	$—
Interest income recognized on a cash basis	$47	$98	$90

Activity in the allowance for loan losses was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$13,533	$12,167	$8,842
Provision for loan losses	8,183	4,200	5,172
Charge-offs	(7,016)	(3,146)	(2,328)
Recoveries	530	312	481
Net charge-offs	(6,486)	(2,834)	(1,847)
Balance, end of year	$15,230	$13,533	$12,167

Table of contets

Loans outstanding to executive officers and directors of the Company, including companies in which these individuals have management control or beneficial ownership, at December 31, 2008 and 2007, were approximately $4.2 million and $2.8 million. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(In thousands)
Balance, beginning	$2,792	$2,240
Additions	2,291	1,316
Principal payments and other reductions	(839)	(764)
Balance ending	$4,244	$2,792

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of these loans as of December 31, 2008 and 2007, is summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$940,778	$942,579
Federal Home Loan Mortgage Corporation (FHLMC)	1,091	1,549
Other investors	307	342
Total	$942,176	$944,470

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $6.2 million and $4.5 million as of December 31, 2008 and 2007. There were no custodial balances on deposit with other financial institutions during 2008 and 2007.

An analysis of changes in mortgage servicing rights asset follows:

	2008	2007	2006
	(In thousands)
Balance at beginning of period	$8,250	$9,867	$11,009
Servicing rights originated and capitalized	1,398	1,236	1,602
Amortization	(2,740)	(2,853)	(2,744)
Balance at end of period	$6,908	$8,250	$9,867

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2008	2007	2006
	(In thousands)
Balance at beginning of period	$(184)	$(752)	$(1,230)
Aggregate reductions credited to operations	1,347	702	484
Aggregate additions charged to operations	(2,800)	(134)	(6)
Balance at end of period	$(1,637)	$(184)	$(752)

Table of contets

The fair values of the MSRs were $5.7 million, $8.5 million and $9.5 million on December 31, 2008, 2007 and 2006, respectively.

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

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2008, 2007 and 2006:

	At December 31,
	2008	2007	2006
Prepayment Standard Assumption (PSA) speed	390.00%	232.00%	193.00%
Discount rate	10.76	10.00	10.00
Earnings rate	3.50	5.00	5.00

Note 6. Other intangible assets

In October 2008, the Bank purchased a customer list from Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico, for $800 thousand. The purpose of this acquisition was to broaden our customer base and increase assets under management in the bank’s trust operations. This customer list is considered an intangible asset under SFAS No. 142, Goodwill and Intangible Assets, as amended. Under SFAS No. 142, an intangible asset with a finite life shall be amortized over the useful life of the asset. Where the useful life is not known, estimates are permissible.

The useful life of the purchased customer list has been estimated at three years, based upon the purchase agreement entered into between the Bank and Allocca & Brunett, Inc. This intangible asset is to be amortized to a residual value of zero at the end of the period using a straight-line amortization method.

The value of the asset is primarily derived from the expectation that the customers of Allocca & Brunett, Inc. will be substantially acquired by the Bank during the amortization period. Additional payments to Allocca & Brunett, Inc. may be required on the basis of the assets held by the Bank on each of the first three anniversaries of the closing date The conversion of these accounts shall be monitored and, if the conversion rate falls below expectations, this asset may be deemed impaired. The customer list would be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This impairment will be realized as an expense in the period in which it is recognized. Management expects to integrate the assets of Allocca & Brunett into the Bank’s existing Trust and Investment Services Department over the next two to six months.

Table of contets

During the year ended December 31, 2008, $44 thousand was amortized. There was no amortization in 2007. The expected amortization of other intangible assets over the next five years at December 31, 2008 is as follows:

(In thousands)
2009	$267
2010	267
2011	222
2012	—
2013	—
Thereafter	—
Total	$756

In addition to the acquired customer list, the Company had $3 thousand in trademarks as non-amortizing intangible assets outstanding as of December 31, 2008 and 2007.

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2008	2007
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	15,830	15,820
Furniture and equipment	24,230	22,343
Construction in progress	725	—
Total	44,605	41,983
Accumulated depreciation	(20,199)	(17,912)
Total less depreciation	$24,406	$24,071

Depreciation on premises and equipment totaled $2.4 million, $2.3 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006. The construction in progress is for the new office in Santa Fe, scheduled for completion in 2009. An additional $5.8 million is expected to be paid on this branch office during 2009.

Note 8. Deposits

Deposits consisted of:

	At December 31,
	2008	2007
	(In thousands)
Demand deposits, noninterest bearing	$51,735	$50,751
NOW and money market accounts	335,090	309,877
Savings deposits	336,123	277,138
Time certificates, $100,000 or more	323,948	327,618
Other time certificates	204,698	210,074
Total	$1,251,594	$1,175,458

Table of contets

At December 31, 2008, the scheduled maturities of time certificates were as follows:

(In thousands)
2009	$419,909
2010	66,251
2011	28,525
2012	6,948
2013	7,013
Thereafter	—
Total	$528,646

As of December 31, 2008, the Company had $1.0 million in certificates of deposit held under the Certificate of Deposit Registry Service (CDARS). Under the service agreements, customer certificates of deposit in excess of the FDIC insurance limits are exchanged with deposits at other financial institutions, resulting in no net change in total deposits but resulting in increased FDIC insurance coverage. Under regulatory guidelines and certain conditions, these may be considered brokered deposits. The Company had no non-CDARS brokered deposits at December 31, 2008. The Company had no CDARS or brokered deposits at December 31, 2007.

Note 9. Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31, 2008 and 2007 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. The total value of loans under the blanket assignment as of December 31, 2008 was $425.9 million.

Maturity Date	Rate	Type	Index	Principal due	2008	2007
					(In thousands)
07/18/2008	3.221	Fixed	—	At maturity	$—	$40,000
03/22/2010	4.667	Fixed	—	At maturity	20,000	20,000
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,232	1,269
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
01/20/2008	7.250	Variable	Citibank Prime	Monthly Amortization	—	271
					$23,532	$63,840

The following is a summary of debt payments required for years after 2008.

(In thousands)
2009	$36
2010	20,036
2011	36
2012	569
2013	478
Thereafter	2,377
Total	$23,532

Table of contets

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2008:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	4.88% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	4.88% (variable	)	6.88%	6.83%

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

Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” as revised. Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2008, 84.5% of the trust preferred securities noted in the table above qualified as Tier 1 capital and 15.5% qualified as Tier 2 capital under the final rule adopted in March 2005.

Table of contets

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

Issuance costs of $615 thousand related to Trust I and Trust III and an issue paid off during 2006 (not presented in the above table) were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During 2008, 2007 and 2006, respectively, $14 thousand, $14 thousand and $194 thousand of these issuance costs were amortized. The total amount of the issuance costs of the issue paid off in 2006 was amortized that year. Unamortized issuance costs were $297 thousand, $311 thousand and $325 thousand at December 31, 2008, 2007 and 2006, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $485 thousand and $498 thousand on December 31, 2008 and 2007, respectively.

Note 11. Description of Leasing Arrangements

The Company is leasing land in Santa Fe and is currently building an office on the site. The construction of the office is underway and expected to be completed in 2009. The lease has an 8 year term and expires in 2014, and contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease and the principal due at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.

In addition, the Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2010. Lease payments for the years ended December 31, 2008, 2007 and 2006 totaled $370 thousand, $361 thousand and $289 thousand, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

(In thousands)
2009	$185
2010	185
2011	185
2012	185
2013	185
Thereafter	3,040
Total minimum lease payments	3,965
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	3,965
Less: Amount representing interest	(1,754)
Present value of net minimum lease payments	$2,211

Table of contets

Commitments for minimum future rentals under the operating leases were as follows at December 31, 2008:

(In thousands)
2009	$387
2010	116
2011	—
2012	—
2013	—
Thereafter	—
Total	$503

Note 12. Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year. The employee’s interest in the ESOP vests over a period of six years to comply with the requirements of the Pension Protection Act of 2006. The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP is funded by annual discretionary contributions by the Company as determined by its Board of Directors. The Company’s discretionary contributions to the ESOP in 2008, 2007 and 2006 were approximately $564 thousand, $483 thousand and $512 thousand, respectively.

The ESOP had a note payable of $271 thousand outstanding with a local bank as of December 31, 2007. The note required annual principal payments of $471 thousand with the final payment of principal made on January 20, 2008. Interest was variable at Citibank Prime (7.25% at December 31, 2007) and was payable semi-annually. Collateral for this loan was Company stock owned by the ESOP and unallocated to the plan participants. Shares were released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years. Allocations of common stock purchased, released and forfeited are based on the eligible base salary compensation of each participant. The note payable was recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. The note was paid off in full on January 14, 2008. All shares pledged as collateral were released and allocated to plan participants.

All shares held by the ESOP, acquired prior to the issuance of AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (SOP 93-6) are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under SOP 93-6 for shares purchased prior to December 31, 1992. As permitted by SOP 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if acquired prior to December 31, 1992. As shares acquired after SOP 93-6 were released from collateral, the Company reported compensation expense equal to the current fair value of the shares, and the shares became outstanding for earnings-per-share computations.

Shares of the Company held by the ESOP acquired prior to December 31, 1992 totaled 235,250 and 257,182 shares at December 31, 2008 and 2007, respectively.

Table of contets

Shares of the Company held by the ESOP acquired after December 31, 1992 are as follows:

	December 31,
	2008	2007
Allocated shares	367,264	324,220
Shares committed to be released	—	27,263
Unallocated (unearned) shares	—	16,937
Total shares acquired after December 31, 1992	367,264	368,420
Estimated fair value of unallocated (unearned) shares	$—	$457,000

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2008, 2007 and 2006. Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2008, 2007 and 2006 was $611 thousand, $666 thousand and $731 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put). The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market. The put price is representative of the fair value of the stock. The Company may pay the purchase price over a five-year period. The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash. The fair value of the allocated shares subject to repurchase was $13.1 million and $16.4 million as of December 31, 2008 and 2007.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 13. Stock Incentives

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

Table of contets

The following table details the assumptions used in the Black-Scholes model for share-based compensation granted during the respective periods. There were no stock incentives granted in 2008. The weighted-average grant date fair value of stock incentives granted during 2007 and 2006 was $3.74 and $4.33, respectively.

	Twelve Months Ended December 31,
	2008	2007	2006

Stock price volatility	—	14.74%	14.12%
Risk-free rate	—	3.45%	4.35%
Expected dividends	—	2.79%	2.29%
Expected term (in years)	—	5	5

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of December 31, 2008, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	449,395	$26.38
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	—	—
Outstanding at December 31, 2008	435,395	$26.58	3.73	$1,832
Exercisable at December 31, 2008	251,895	$26.02	4.37	$1,099

Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share in June of 2008. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $62 thousand, $64 thousand and $168 thousand.

As of December 31, 2008, there was $404 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. That cost is expected to be recognized over a weighted-average vesting period of 2.9 years. Fourteen thousand (14,000) shares vested during 2008 for which the Company expensed $73 thousand. During the same period, we expensed $147 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 14. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accrual for tax liabilities are adequate for the open years is based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.

Table of contets

The current and deferred components of the provision for Federal income tax expense for the years 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense:
Federal	$5,284	$7,608	$6,799
State	875	972	1,170
Deferred income tax (benefit) expense:
Federal	(1,393)	(1,074)	(1,009)
State	(183)	(141)	(132)
Total income tax expense	$4,583	$7,365	$6,828

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	2008 Deferred		2007 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid Expenses	$—	$427	$—	$321
Allowance for loan losses	6,030	—	5,358	—
Mortgage servicing rights	—	2,087	—	3,194
Investment securities	—	2	—	137
Premises and equipment	—	1,237	—	1,248
Stock dividends on FHLB stock	—	187	—	316
Loans	45	—	527	—
Unrealized gain on securities available for sale	—	928	—	46
Accrued compensation	300		274	—
Employee stock ownership plan (ESOP) compensation	—	—	17	—
Stock options and stock appreciation rights expensed	296	—	209	—
Other real estate owned (OREO)	26	—	—	—
Total deferred taxes	$6,697	$4,868	$6,385	$5,262

The net deferred tax asset of $1.8 million and deferred tax liability of $1.1 million in 2008 and 2007, respectively, was reported in other assets.

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Statutory tax rate	$4,404	35.00%	$7,243	35.00%	$5,999	35.00%
Net tax exempt interest income	(255)	(2.03)	(336)	(1.62)	(276)	(1.61)
Interest disallowance	25	0.20	49	0.24	30	0.18
Other, net	(41)	(0.33)	(283)	(1.37)	400	2.33
State income tax net of federal benefit	450	3.58	692	3.34	675	3.94
Provision for income taxes	$4,583	36.42%	$7,365	35.59%	$6,828	39.84%

Table of contets

Note 15. Commitments, Contingencies and Off-Balance Sheet Activities

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

The Company’s exposure to credit loss is represented by the contractual amount of these credit-related commitments. The Bank follows the same credit policies in making credit-related commitments as it does for on-balance-sheet instruments.

At December 31, 2008 and 2007, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2008	December 31, 2007
	(In thousands)
Unfunded commitments under lines of credit	$201,001	$206,424
Commercial and standby letters of credit	20,468	20,321

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral. These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Bank is committed.

Outstanding Letters of Credit: In addition to short and long term borrowings from the Federal Home Loan Bank (FHLB), the FHLB has issued letters of credit to various public entities with deposits at the Bank. These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law. The total value of these letters of credit was $157.7 million and $129.7 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, all letters of credit had original terms of approximately one year. These letters are secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures our short and long term borrowings from FHLB.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2008 and 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $38 thousand and $26 thousand as of December 31, 2008 and 2007 respectively, and are included in “other liabilities” on the Company’s balance sheet.

Table of contets

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”). The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Note 16. Litigation

Neither Trinity, the Bank, Title Guaranty, Cottonwood, TCC Advisors or TCC Funds are involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are not material to our consolidated financial condition.

Note 17. Derivative Financial Instruments

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

The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at December 31, 2008 include commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

The Company originates single-family residential loans for sale pursuant to programs with the Federal National Mortgage Association (“FNMA”). At the time the interest rate is locked in by the borrower, the Bank concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Bank funds the loan and sells it to FNMA is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Bank enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

At December 31, 2008 the Company had notional amounts of $15.2 million in contracts with customers and $23.8 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale. The related fair values of these commitments were an asset of $58 thousand and a liability of $118 thousand as of December 31, 2008.

Table of contets

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $154.9 million and $164.8 million as of December 31, 2008 and 2007, respectively. Of these commitments outstanding, the breakdown between fixed- and adjustable-rate loans is as follows:

	At December 31,
	2008	2007
	(In thousands)
Fixed-rate (ranging from 2.0% to 11.0%)	$8,766	$21,743
Adjustable-rate	146,092	143,067
Total	$154,858	$164,810

Note 18. Regulatory Matters

The Company’s primary source of cash is dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Generally, the Company cannot pay dividends that exceed its net income or which may weaken its financial health. The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus its retained income for the two proceeding years. Additionally, the Bank cannot pay dividends that are in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2008.

As of December 31, 2008, the Bank was “well capitalized” as defined by OCC regulations. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s status as “well-capitalized.”

Table of contets

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$139,806	11.80%	$94,772	8.00%	N/A	N/A
Bank only	133,407	11.33	94,162	8.00	$117,703	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	119,421	10.08	47,386	4.00	N/A	N/A
Bank only	118,688	10.08	47,081	4.00	70,622	6.00
Tier 1 capital (to average assets):
Consolidated	119,421	8.35	57,239	4.00	N/A	N/A
Bank only	118,688	8.34	56,908	4.00	71,135	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$137,100	12.11%	$90,606	8.00%	N/A	N/A
Bank only	130,713	11.60	90,109	8.00	$112,636	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	116,908	10.32	45,303	4.00	N/A	N/A
Bank only	117,179	10.40	45,054	4.00	67,582	6.00
Tier 1 capital (to average assets):
Consolidated	116,908	8.19	57,071	4.00	N/A	N/A
Bank only	117,179	8.25	56,788	4.00	70,985	5.00

N/A—not applicable

Note 19. Fair Value Measurements

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

Table of contets

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$301	$—	$—	$301
Securities available for sale	—	103,007	—	103,007
Derivative assets	—	58	—	58
Derivative liabilities	—	(118)	—	(118)

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2008:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$39,373	$39,373
Loans held for sale	—	—	—	—
Mortgage servicing rights	—	3,442	—	3,442

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. The change in fair value of impaired assets that were valued based upon level three inputs, for which there was a specifically identified reserve, resulted in a decrease of specifically allocated reserve of $2.6 million for 2008. The loss or gain in specifically allocated reserve is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA). Market pricing is based upon mortgage loans with similar terms and interest rates. The change in market value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction in current earnings. There were no loans held for sale with an associated valuation allowance as of December 31, 2008.

Table of contets

Mortgage servicing rights (MSRs) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche. The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction in current earnings. Only the tranches that are deemed impaired are included in the above table.

Note 20. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2008	2007
	(In thousands)
Assets
Cash	$4,430	$5,172
Investments in subsidiaries	122,593	120,310
Other assets	7,803	5,600
Total assets	$134,826	$131,082

Liabilities and Stockholders’ Equity
Dividends payable	$2,579	$2,600
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	3,846	3,339
Stock owned by Employee Stock Ownership Plan (ESOP) participants	13,105	16,656
Stockholders’ equity	78,180	71,371
Total liabilities and stockholders’ equity	$134,826	$131,082

Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Dividends from subsidiaries	$8,816	$8,734	$7,514
Interest and other income	246	242	—
Interest and other expense	(3,536)	(3,699)	(3,718)
Income before income tax benefit and equity in undistributed net income of subsidiaries	5,526	5,277	3,796
Income tax benefit	1,262	1,558	1,363
Income before equity in undistributed net income of subsidiaries	6,788	6,835	5,159
Equity in undistributed net income of subsidiaries	1,211	6,494	5,152
Net income	$7,999	$13,329	$10,311

Table of contets

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities
Net income	$7,999	$13,329	$10,311
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	194
Equity in undistributed net income of subsidiaries	(1,211)	(6,494)	(5,152)
Decrease (increase) in taxes receivable from subsidiaries	73	680	(678)
(Increase) in other assets	(2,217)	(54)	(95)
Increase (decrease) in other liabilities	1,282	607	1
(Decrease) increase in TPS accrued dividend payable	(13)	(10)	(6)
Tax benefit recognized for exercise of stock options	(43)	(57)	(331)
Net cash provided by operating activities	5,884	8,015	4,244
Cash Flows From Investing Activities
Purchase of loans	—	—	(2,211)
Acquisition of leased property under capital leases	—	—	(2,211)
Investments in and advances to subsidiaries	(220)	(238)	(821)
Net cash (used in) investing activities	(220)	(238)	(5,243)

Cash Flows From Financing Activities
Purchase of treasury stock	(1,802)	(2,509)	(2,926)
Issuance of treasury stock	543	471	1,656
Dividends paid	(5,176)	(4,560)	(4,461)
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	(14)	(31)	(48)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	—	10,310
Repayment of junior subordinated debt owed to unconsolidated trusts	—	—	(6,186)
Acquisition of obligations under capital leases	—	—	2,211
Tax benefit recognized for exercise of stock options	43	57	331
Net cash (used in) provided by financing activities	(6,406)	(6,572)	887
Net increase (decrease) in cash	(742)	1,205	(112)
Cash:
Beginning of year	5,172	3,967	4,079
End of year	$4,430	$5,172	$3,967

Table of contets

Note 21. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2008				Three Months Ended 2007
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$20,097	$20,244	$20,750	$22,109	$24,447	$25,039	$23,669	$23,834
Interest expense	7,487	8,566	9,345	10,538	12,204	12,348	11,804	11,642
Net interest income	12,610	11,678	11,405	11,571	12,243	12,691	11,865	12,192
Provision for loan losses	4,093	1,840	1,200	1,050	1,050	1,050	1,050	1,050
Net interest income after provision for loan losses	8,517	9,838	10,205	10,521	11,193	11,641	10,815	11,142
Other income	2,517	2,558	3,021	3,448	2,552	2,653	2,875	2,428
Other expense	10,976	8,741	8,923	9,403	8,656	8,618	8,595	8,736
Income before income taxes	58	3,655	4,303	4,566	5,089	5,676	5,095	4,834
Income taxes	(64)	1,359	1,576	1,712	1,813	1,944	1,831	1,777
Net income	$122	$2,296	$2,727	$2,854	$3,276	$3,732	$3,264	$3,057

Basic earnings per share	$0.02	$0.35	$0.42	$0.44	$0.51	$0.57	$0.50	$0.47

Diluted earnings per share	$0.02	$0.35	$0.42	$0.44	$0.50	$0.57	$0.50	$0.46

Table of contets

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 57 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Table of contets

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is incorporated herein by reference to Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 under the headings indicated: information with respect to Trinity’s directors, under the heading “Item I - Election of Directors;” information regarding Trinity’s audit committee and its designation of an audit committee financial expert, under the heading “Board of Directors and Corporate Governance – Audit Committee;” information regarding compliance with Section 16(a) of the Securities Exchange Act, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and information regarding Trinity’s executive officers, under the heading “Trinity’s Named Executive Officers.”

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

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 under the headings: “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference; provided, however, that the Compensation Committee Report will not be deemed to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and is incorporated herein by reference.

Aggregated Equity Plan Information.Our current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by shareholders at the 1998 Annual Meeting and the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by shareholders at the 2005 Annual Meeting. The following table provides information regarding the plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	435,395	$ 26.58	333,500
Equity compensation plans not approved by security holders	—	—	—
Total	435,395	$ 26.58	333,500

Table of contets

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 under the headings “Board of Directors and Corporate Governance – Director Independence” and “Board of Directors and Corporate Governance – Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 under the heading “Item II – Approval of Independent Registered Public Accountants” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits. The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (1)	Amended and Restated By-Laws of Trinity Capital Corporation

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (2)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company.

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.3 (1)	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (6)	Director fee schedule

10.8 (2)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

Table of contets

10.10 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.11 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated March 13, 2008.

10.12 (8) 10.13

Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008.

Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.14	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan
21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Audit Committee Charter

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

(6)     Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004(7)     Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006

(8)     Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer

Table of contets

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 16, 2009
William C. Enloe	and Director

/s/ Daniel R. Bartholomew	Chief Financial Officer	March 16, 2009
Daniel R. Bartholomew	and Principal Accounting Officer

/s/ Robert P. Worcester
Robert P. Worcester	Chairman of the Board and Director	March 16, 2009

/s/ Jeffrey F. Howell
Jeffrey F. Howell	Director	March 16, 2009

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 16, 2009

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 16, 2009

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 16, 2009

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 16, 2009

/s/ Stanley D. Primak
Stanley D. Primak	Vice-Chairman and Director	March 16, 2009

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 16, 2009

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 16, 2009