Form 10-K/A
period 2008-12-31
TRINITY CAPITAL CORP
filed 2009-04-13
CIK 99771

As filed with the Securities and Exchange Commission on April 13, 2009

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

As of April 10, 2009, there were 6,448,548 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2009 Proxy Statement	PART III

Table of contets

Explanatory Note

Trinity Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the purpose of including the signature on the Report of Independent Registered Public Accounting Firm that it received from Moss Adams, LLP for its fiscal years ended December 31, 2008, 2007 and 2006. The signature on this report was inadvertently excluded from the Company’s original Form 10-K filing on March 16, 2009.

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

Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2009. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

i

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

/s/ Moss Adams LLP

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

10.12 (8) 10.13 (9)

Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008.

Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.14 (9)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan
21.1 (9)	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Audit Committee Charter

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

(9)     Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2008

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2009	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
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