Form 10-Q
period 2009-03-31
TRINITY CAPITAL CORP
filed 2009-05-11
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,448,548 shares of common stock, no par value, outstanding as of May 7, 2009.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$17,708	$18,259
Interest-bearing deposits with banks	132,886	6,800
Federal funds sold and securities purchased under resell agreements	218	203
Cash and cash equivalents	150,812	25,262
Investment securities available for sale	67,611	103,007
Investment securities held to maturity, at amortized cost (fair value of $9,522 at March 31, 2009 and $9,780 at December 31, 2008)	8,860	8,927
Other investments	6,614	5,643
Loans (net of allowance for loan losses of $17,963 at March 31, 2009 and $15,230 at December 31, 2008)	1,209,772	1,215,304
Loans held for sale	30,131	8,603
Premises and equipment, net	26,298	24,406
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	7,525	7,889
Mortgage servicing rights, net	5,765	5,271
Other intangible assets	636	759
Other real estate owned	4,143	2,354
Other assets	7,715	8,091
Total assets	$1,528,093	$1,417,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$89,006	$84,038
Interest-bearing	1,206,330	1,167,556
Total deposits	1,295,336	1,251,594
Short-term borrowings	40,000	—
Long-term borrowings	13,523	23,532
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	5,230	5,821
Other liabilities	5,310	6,168
Total liabilities	1,398,726	1,326,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Amounts in thousands, except share data)

(Continued from prior page)

	March 31, 2009	December 31, 2008
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 602,514 shares at March 31, 2009 and December 31, 2008, at fair value	$13,255	$13,105
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares:
Series A, 5% fixed rate cumulative perpetual, 35,539 shares issued and outstanding at March 31, 2009, $1,000.00 liquidation value, at amortized cost	33,440	—
Series B, 9% fixed rate cumulative perpetual, 1,777 shares issued and outstanding at March 31, 2009, $1,000.00 liquidation value; at amortized cost	2,101	—
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,448,548 at March 31, 2009 and December 31, 2008	6,836	6,836
Additional paid-in capital	1,833	1,797
Retained earnings	82,290	79,233
Accumulated other comprehensive income	717	1,419
Total stockholders' equity before treasury stock	127,217	89,285
Treasury stock, at cost, 408,252 common shares at March 31, 2009 and December 31, 2008	(11,105)	(11,105)
Total stockholders' equity	116,112	78,180
Total liabilities and stockholders' equity	$1,528,093	$1,417,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Interest income:
Loans, including fees	$18,992	$20,672
Investment securities:
Taxable	198	832
Nontaxable	217	196
Federal funds sold	1	76
Other interest-bearing deposits	9	311
Investment in unconsolidated trusts	21	22
Total interest income	19,438	22,109
Interest expense:
Deposits	4,916	9,109
Short-term borrowings	63	323
Long-term borrowings	311	289
Long-term capital lease obligations	67	67
Junior subordinated debt owed to unconsolidated trusts	709	750
Total interest expense	6,066	10,538
Net interest income	13,372	11,571
Provision for loan losses	4,161	1,050
Net interest income after provision for loan losses	9,211	10,521
Other income:
Mortgage loan servicing fees	787	614
Trust fees	376	266
Loan and other fees	613	586
Service charges on deposits	407	425
Gain on sale of loans	3,069	654
Gain on sale of securities	698	555
Title insurance premiums	441	225
Other operating income	103	123
Total other income	6,494	3,448

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

(Continued from prior page)

	Three Months Ended
	March 31, 2009	March 31, 2008
Other expenses:
Salaries and employee benefits	$5,044	$4,907
Occupancy	824	833
Data processing	631	539
Marketing	448	620
Amortization and valuation of mortgage servicing rights	986	906
Amortization and valuation of other intangible assets	123	—
Supplies	186	168
Loss on sale of other real estate owned	218	31
Postage	167	176
Bankcard and ATM network fees	330	329
Legal, professional and accounting fees	368	279
FDIC insurance premiums	247	34
Other	917	581
Total other expense	10,489	9,403
Income before income taxes	5,216	4,566
Income taxes	1,985	1,712
Net income	$3,231	$2,854
Dividends and discount accretion on preferred shares	23	—
Net income available to common shareholders	$3,208	$2,854
Basic earnings per common share	$0.50	$0.44
Diluted earnings per common share	$0.50	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities
Net income	$3,231	$2,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604	603
Net amortization of:
Mortgage servicing rights	642	720
Other intangible assets	67	—
Premium and discounts on investment securities, net	127	87
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	3
Preferred securities issuance costs	(1)	—
Provision for loan losses	4,161	1,050
Change in mortgage servicing rights valuation allowance	344	186
Impairment of other intangible assets	56	—
Loss on disposal of premises and equipment	—	(2)
Gain on sale of investment securities	(698)	(555)
Federal Home Loan Bank (FHLB) stock dividends received	(2)	(43)
Loss on venture capital investments	273	31
Gain on sale of loans	(3,069)	(654)
Loss on disposal of other real estate owned	71	20
Write-down of value of other real estate owned	150	15
Decrease (increase) in other assets	1,197	(123)
Increase in other liabilities	1,108	1,278
Release of Employee Stock Ownership Plan (ESOP) shares	—	298
Stock options and stock appreciation rights expenses	37	54
Net cash provided by operating activities before originations and gross sales of loans	8,301	5,822
Gross sales of loans held for sale	145,648	52,600
Origination of loans held for sale	(165,587)	(55,420)
Net cash (used in) provided by operating activities	(11,638)	3,002

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$486	$36,938
Proceeds from maturities and paydowns of investment securities, held to maturity	67	54
Proceeds from sale of investment securities, available for sale	42,082	48,980
Purchase of investment securities available for sale	(7,763)	(110,083)
Purchase of investment securities other	(1,242)	(43)
Proceeds from sale of other real estate owned	711	400
Loans funded, net of repayments	(1,350)	(29,259)
Purchases of premises and equipment	(2,496)	(605)
Net cash provided by (used in) investing activities	30,495	(53,618)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	3,984	37,121
Net increase in time deposits	39,758	14,148
Proceeds from issuances of borrowings	30,000	—
Repayment of borrowings	(9)	(9)
Repayment of ESOP debt	—	(271)
Issuance of preferred stock	35,539	—
Common shares dividend payments	(2,579)	(2,596)
Net cash provided by financing activities	106,693	48,393
Net increase (decrease) in cash and cash equivalents	125,550	(2,223)
Cash and cash equivalents:
Beginning of period	25,262	45,524
End of period	$150,812	$43,301
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,657	$10,481
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,721	150
Dividends declared, not yet paid	—	2
Change in unrealized gain on investment securities, net of taxes	(983)	469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”). This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. As of this report date, only certain start-up costs have been funded by the Bank, and no capital investments have been made. In October 2008, the Bank also purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to integrate the assets of Allocca & Brunett into the Bank’s existing Trust and Investment Services Department over the next six to ten months.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements in its Form 10-K (as amended) filed with the SEC on March 16, 2009.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income was $2.5 million and $3.1 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands, except share and per share data)
Net income	$3,231	$2,854
Dividends and discount accretion on preferred shares	23	—
Net income available to common shareholders	$3,208	$2,854
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(408,252)	(357,213)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	(2,420)
Weighted average common shares outstanding, net	6,448,548	6,497,167
Basic earnings per common share	$0.50	$0.44
Weighted average dilutive shares from stock option plan	9,632	29,246
Weighted average common shares outstanding including derivative shares	6,458,180	6,526,413
Diluted earnings per common share	$0.50	$0.44

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 314,500 and 262,500 as of March 31, 2009 and March 31, 2008, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

In December, 2007, the FASB issued FASB Statement 141R,Business Combinations (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred.

•	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date.

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

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

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of FSP SFAS 115-2 and SFAS 124-2 is not expected to have a material impact on the Company’s financial statements.

Also in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly. FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of FSP SFAS 157-4 is not expected to have a material impact on the Company’s financial statements.

Also in April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SEAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009. Since this change will result only in the additional disclosure of information, adoption is not expected to have a significant impact on the Company’s financial statements.

Note 5. Stock Option Plan

The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determine vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. Stock appreciation rights granted through December 31, 2008 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity. All stock appreciation rights vest and mature at five years.

Under the provisions of SFAS 123(R), the Company is required to recognize compensation expense for share-based compensation that vests after adoption of the standard. The Company uses the Black-Scholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights. Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company. Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.

There were no stock incentives granted during the three months ended March 31, 2009 or 2008.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of March 31, 2009, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	435,395	$26.58
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2009	435,395	$26.58	3.48	$1,832
Exercisable at March 31, 2009	251,895	$26.02	4.12	$1,099

No stock options were exercised during the three months ended March 31, 2009 or March 31, 2008.

As of March 31, 2009, there was $368 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. That cost is expected to be recognized over a weighted-average vesting period of 2.6 years. During the same period, we expensed $37 thousand for stock appreciation rights that will vest in 2011 and 2012.

Certain conditions on executive compensation, including share based compensation, have been placed on the Company as part of its participation in the Treasury’s Capital Purchase Program (CPP). Rules governing share based compensation for CPP participants are still being formulated by Treasury. It is not know as of the date of this report what effect, if any, this will have on the Company’s share based compensation programs.

Note 6. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million as of March 31, 2009. There were no such advances outstanding as of December 31, 2008. As of March 31, 2009, the advances had fixed interest rates ranging from 1.00% to 4.67%.

Note 7. Long-Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $13.5 million as of March 31, 2008 and $23.5 million as of December 31, 2008. As of March 31, 2009, the advances had fixed interest rates ranging from 2.57% to 6.34%.

Note 8. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and is currently building an office on the site. The construction of the office is underway and expected to be completed in September of 2009. The lease has an 8 year term and expires in 2014, and contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease and the principal due at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. This lease is classified as a capital lease. Lease payments for the three months ended March 31, 2009 and 2008 were $67 thousand and $46 thousand, respectively.

Note 9. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2009.

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	3.96% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.96% (variable	)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. In April 2009, this five-year transition period was extended for an additional year. As of March 31, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended March 31, 2009 and 2008, $3 thousand of these issuance costs were amortized. Unamortized issuance costs were $294 thousand and $297 thousand at March 31, 2009 and December 31, 2008, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $201 thousand and $485 thousand on March 31, 2009 and December 31, 2008, respectively.

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

At March 31, 2009 and December 31, 2008, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2009	December 31, 2008
	(In thousands)
Unfunded commitments under lines of credit	$197,636	$201,001
Commercial and standby letters of credit	22,596	20,468

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At March 31, 2009 and December 31, 2008, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $35 thousand and $38 thousand as of March 31, 2009 and December 31, 2008, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”) as further discussed within Item 1A of Part I of Trinity’s Form 10-K for the year ended December 31, 2008. The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Note 11. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred shares to the Treasury under the Capital Purchase Program (CPP). Below is a table disclosing the information on these two issues:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5 % for the first 5 years, thereafter 9%	$1,000.00	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000.00	2,102

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid as of March 31, 2009 was $21 thousand.

The difference between the liquidation value of the preferred shares and the original cost is being accreted (for series A) or amortized (for series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During the first quarter of 2009, a net amount of $2 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the first quarter of 2009, the total of these two amounts was $23 thousand.

Note 12. Litigation

Trinity, the Bank, Title Guaranty, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Note 13. Fair Value Measurements

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

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$332	$—	$—	$332
Securities available for sale	—	67,611	—	67,611
Derivative assets	—	165	—	165
Derivative liabilities	—	(450)	—	(450)

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

Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$3,898	$3,898
Loans held for sale	—	—	—	—
Mortgage servicing rights	—	3,021	—	3,021
Foreclosed assets		1,065		1,065

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. In addition, impaired loans are generally written down to the impaired value rather than carrying a specific allocation in the reserve for loan losses. There were no allocations for specific identified loans on March 31, 2009 or December 31, 2008. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. All impaired loans included in the table above have been charged down to estimated fair value.

Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA). Market pricing is based upon mortgage loans with similar terms and interest rates. The change in market value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction in current earnings. There were no loans held for sale with an associated valuation allowance as of March 31, 2009.

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

Non-Financial Assets and Non-Financial Liabilities: Certain non-financial assets measured at fair value on a non-recurring basis included foreclosed assets (upon initial recognition or subsequent impairment) and intangible assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $2.7 million (utilizing Level 2 valuation inputs) during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $254 thousand. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $840 thousand in foreclosed assets were remeasured at fair value during the three months ended March 31, 2009, resulting in a charge of $122 thousand to current earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K (as amended) for the year ended December 31, 2008.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K (as amended) for the year ended December 31, 2008. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of March 31, 2009, mortgage loans serviced for others totaled $956.6 million. The net carrying amount of the MSRs on these loans total $5.8 million as of March 31, 2009. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Balance at beginning of period	$6,908	$8,250
Servicing rights originated and capitalized	1,480	556
Amortization	(642)	(720)
	$7,746	$8,086

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Balance at beginning of period	$(1,637)	$(184)
Aggregate reductions credited to operations	504	960
Aggregate additions charged to operations	(848)	(1,146)
	$(1,981)	$(370)

The fair values of the MSRs were $6.2 million and $5.7 million on March 31, 2009 and December 31, 2008, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of March 31, 2009, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of March 31, 2009, December 31, 2008 and March 31, 2008:

	At March 31,	At December 31,	At March 31,
	2009	2008	2008
Prepayment Standard Assumption (PSA) speed	365.00%	390.00%	252.00%
Discount rate	10.76	10.76	10.00
Earnings rate	2.50	3.50	4.75

Overview

The Company’s net income available to common shareholders increased by $3.1 million (2,529.5%) from the quarter ended December 31, 2008 to the quarter ended March 31, 2009. In addition, the Company’s net income available to common shareholders increased $354 thousand (12.4%) from the first quarter of 2008 to the first quarter of 2009. The increase from the fourth quarter of 2008 and the increase from the first quarter of 2008 were primarily due to an increase in non-interest income and an increase in net interest income. Total assets grew $110.4 million (7.8%) from December 31, 2008 to March 31, 2009.

Recent Developments.

Recent events in the U.S. and global financial markets, including the deterioration of the world wide credit markets, declines in real estate values and increases in mortgage foreclosures, have created significant challenges for financial institutions and the economy as a whole. In response to the crises, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the U.S. Treasury (“Treasury”) and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions, stimulate the availability of credit within the U.S. financial system, bolster the economy and improve consumer confidence. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Capital Purchase Program. On October 14, 2008, the Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program (“CPP”), allocates $250 billion from the $700 billion authorized by the ESSA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the Treasury receives warrants to additional preferred shares from the participating non-publically listed institutions (such as Trinity) with an aggregate market price equal to 5% of the initial preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP, including new standards on executive compensation that were part of the America Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law by President Obama on February 17, 2009.

Trinity submitted a non-binding application in October of 2008 and on March 27, 2009 issued $35.5 million in preferred shares to the Treasury under this program. The Treasury immediately exercised their warrants for additional preferred securities, and under these warrants Trinity issued an additional $1.8 million in preferred shares to the Treasury.

Temporary Liquidity Guarantee Program Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions were automatically covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions continued to be covered under the Temporary Liquidity Guarantee Program unless they informed the FDIC that they were opting out of the program. Trinity and the Bank opted to participate in both of these programs although it does not anticipate incurring any unsecured senior debt.

The American Recovery and Reinvestment Act of 2009 (“ARRA”). On February 17, 2009, President Obama signed into law the ARRA provides for large amounts of new government spending and programs. In addition, ARRA imposes extensive new executive compensation and corporate governance limitations on current and future participants in the CPP. Thus, the newly enacted compensation-related limitations are applicable to the Company and, to the extent Treasury may implement these or additional restrictions unilaterally, the Company could be required to comply with these provisions. The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly compensated employees except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the clawback required by EESA to the top 20 most highly compensated employees (in addition to our senior executive officers). ARRA also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the ARRA. These new limits would remain in place until the Company has redeemed the CPP Preferred Stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the Company’s federal regulators.

The full impact of ARRA is not yet certain as it calls for additional regulatory action. The Company will continue to monitor the effect of the ARRA and the anticipated regulations. The Company has made its determination based upon the facts known and the best interests of the Company, the shareholders and the community.

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

Results of Operations-Income Statement Analysis

General. Net income available to common shareholders for the first quarter of 2009 increased to $3.2 million or $0.50 diluted earnings per share, compared to $2.9 million or $0.44 diluted earnings per share for the same period in 2008, an increase of $354 thousand (12.4%) in net income and an increase in earnings per share of $0.06 (13.6%). This increase in net income was primarily due to an increase in non-interest income of $3.0 million and an increase in net interest income of $1.8 million. The increase in non-interest income was mainly due to an increase in the gain on sale of loans, caused by a large volume of mortgage loan sales due to heavy refinancing volume in the lower interest rate environment. The increase in net interest income was primarily due to a decline in interest expense due to a lower interest rate environment. Partially offsetting these increases in income, provision for loan losses increased $3.1 million and non-interest expense increased $1.1 million. The provision for loan losses increased pursuant to management’s loan loss reserve analysis, as a prudent measure to insure that probable losses inherent in the bank’s loan portfolio are adequately covered. Non-interest expenses increased primarily due to mark-to-market accounting of certain interest rate contracts entered into as part of our mortgage loan operations. These losses are not expected to be permanent and may be reversed out as the interest rate contracts settle with the counterparties. There was also a significant increase in FDIC insurance premiums which was experienced industry-wide and not due to a change in the risk profile of LANB. Income tax expenses increased $273 thousand due to higher pre-tax income. Additionally, during the first quarter of 2009 there were dividends on preferred shares issued to the Treasury as part of Trinity’s participation in the Capital Purchase Program (CPP) of $23 thousand; there were no such dividends in the first quarter of 2008.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,255,147	$18,992	6.14%	$1,171,908	$20,672	7.09%
Taxable investment securities	62,736	198	1.28	86,721	832	3.86
Investment securities exempt from federal income taxes (2)	21,658	349	6.54	15,519	310	8.03
Federal funds sold	2,205	1	0.18	9,147	76	3.34
Other interest-bearing deposits	36,736	9	0.10	39,894	311	3.14
Investment in unconsolidated trust subsidiaries	1,116	21	7.63	1,116	22	7.93
Total interest-earning assets	1,379,598	19,570	5.75	1,324,305	22,223	6.75
Non-interest-earning assets	47,658			61,761
Total assets	$1,427,256			$1,386,066

Interest-bearing Liabilities:
Deposits:
NOW deposits	$104,889	$121	0.47	$91,335	$381	1.68%
Money market deposits	192,255	174	0.37	198,019	884	1.80
Savings deposits	313,164	380	0.49	271,917	1,471	2.18
Time deposits over $100,000	332,753	2,712	3.31	322,980	3,885	4.84
Time deposits under $100,000	206,966	1,529	3.00	216,287	2,488	4.63
Short-term borrowings, including ESOP borrowings under 1 year	19,765	63	1.29	40,039	323	3.24
Long-term borrowings, including ESOP borrowings over 1 year	28,526	311	4.42	23,563	289	4.93
Long-term capital lease obligations	2,211	67	12.29	2,211	67	12.19
Junior subordinated debt owed to unconsolidated trusts	37,116	709	7.75	37,116	750	8.13
Total interest-bearing liabilities	1,237,645	6,066	1.99	1,203,467	10,538	3.52

(Continued on following page)

(Continued from prior page)

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$48,655			$41,984
Other non-interest-bearing liabilities	34,932			50,430
Stockholders' equity, including stock owned by ESOP	106,024			90,185
Total liabilities and stockholders equity	$1,427,256			$1,386,066
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$13,504	3.77%		$11,685	3.23%
Net interest margin on a fully tax-equivalent basis(4)			3.97%			3.55%
Net interest margin(4)			3.93%			3.51%

________________

(1)

Average loans include non-accrual loans of $36.6 million and $12.5 million for March 31, 2009 and 2008, respectively.  Interest income includes loan origination fees of $896 thousand and $699 thousand for the three months ended March 31, 2009 and 2008, respectively.

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

For the first quarter of 2009, net interest income on a fully tax-equivalent basis increased $1.8 million (15.6%) to $13.5 million from $11.7 million for the first quarter of 2008. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $4.5 million (42.4%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $2.7 million (11.9%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 153 basis points, which accounted for a decrease in interest expense of $4.6 million. This was partially offset by an increase in average interest-bearing liabilities of $34.2 million (2.8%), which accounted for an increase of $169 thousand in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield of interest-earning assets of 100 basis points, which accounted for $3.9 million of the decrease. This was partially offset by an increase in average total interest-earning assets of $55.3 million (4.2%), accounting for an increase in $1.2 million in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis increased 42 basis points to 3.97% for the quarter ended March 31, 2009 from 3.55% for the quarter ended March 31, 2008.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net interest income	$13,372	$11,571
Tax-equivalent adjustment to net interest income	132	114
Net interest income, fully tax-equivalent basis	$13,504	$11,685

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

	Three Months Ended March 31,
	2009 Compared to 2008
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$1,398	$(3,078)	$(1,680)
Taxable investment securities	(185)	(449)	(634)
Investment securities exempt from federal income taxes(1)	107	(68)	39
Federal funds sold	(33)	(42)	(75)
Other interest bearing deposits	(23)	(279)	(302)
Investment in unconsolidated trust subsidiaries	—	(1)	(1)
Total increase (decrease) in interest income	$1,264	$(3,917)	$(2,653)
Interest-bearing Liabilities:
Now deposits	$50	$(310)	$(260)
Money market deposits	(25)	(685)	(710)
Savings deposits	195	(1,286)	(1,091)
Time deposits over $100,000	115	(1,288)	(1,173)
Time deposits under $100,000	(103)	(856)	(959)
Short-term borrowings, including ESOP borrowings under 1 year	(119)	(141)	(260)
Long-term borrowings, including ESOP borrowings under 1 year	56	(34)	22
Long-term capital lease obligations	—	—	—
Junior subordinated debt owed to unconsolidated trusts	—	(41)	(41)
Total increase (decrease) in interest expense	$169	$(4,641)	$(4,472)
Increase (decrease) in net interest income	$1,095	$724	$1,819

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$787	$614	$173
Trust fees	376	266	110
Loan and other fees	613	586	27
Service charges on deposits	407	425	(18)
Gain on sale of loans	3,069	654	2,415
Gain on sale of securities	698	555	143
Title insurance premiums	441	225	216
Other operating income	103	123	(20)
	$6,494	$3,448	$3,046

In the first quarter of 2009, other income increased from the first quarter of 2008 by $3.0 million (88.3%) from $3.4 million to $6.5 million. Gain on sale of loans increased $2.4 million (369.3%) from 2008 to 2009 due to a higher volume of loans sold between the two periods, as well as higher gains on each loan sold. Title insurance premiums increased $216 thousand (96.0%) due to a higher volume of policies written in the first quarter of 2009 compared to the same period in 2008. Both of these items were influenced by a high volume of mortgage refinancing business due to historically low interest rates. Mortgage loan servicing fees increased $173 thousand (28.2%) due to additional fees associated with this high volume of mortgage loan refinancing. Gain on sale of securities increased $143 thousand (25.8%) due to higher gains on securities sold for each security, as the volume of securities sold was slightly lower in the first quarter of 2009 than in the same period in 2008.

Other Expenses.  Changes in other expenses between the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,044	$4,907	$137
Occupancy	824	833	(9)
Data processing	631	539	92
Marketing	448	620	(172)
Amortization and valuation of mortgage servicing rights	986	906	80
Amortization and valuation of other intangible assets	123	—	123
Supplies	186	168	18
Loss on sale of other real estate owned	218	31	187
Postage	167	176	(9)
Bankcard and ATM network fees	330	329	1
Legal, professional and accounting fees	368	279	89
FDIC insurance premiums	247	34	213
Other	917	581	336
	$10,489	$9,403	$1,086

For the first quarter of 2009, other expenses increased $1.1 million (11.5%) to $10.5 million in 2009 from $9.4 million in the first quarter of 2008. Other expenses increased $336 thousand (57.8%) mainly due to an increase in interest rate contracts expenses associated with mortgage loan refinancing, due to an increased volume of these contracts outstanding at the end of the first quarter of 2009 compared to the end of the first quarter of 2008. FDIC insurance premiums increased $213 thousand (626.5%), reflecting an increase which was experienced industry-wide and not due to a change in the risk profile of LANB (see further discussion below). Loss on sale of other real estate owned increased $187 thousand (603.2%) due to a higher volume of other real estate owned transactions and at lower returns due to the slower real estate market. Marketing expenses decreased $172 thousand (27.7%) due to an increase in advertising expenses from advertising campaigns initiated in the first quarter of 2008 that was not repeated in the first quarter of 2009. Salaries and employee benefits increased $137 thousand (2.8%) due to normal merit increases in salaries and a slight increase in staff. Amortization and valuation of other intangible assets increased $123 thousand due to intangible assets recognized with the purchase agreement with Allocca & Burnett in the fourth quarter of 2008.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions such as LANB will determine the initial base assessment rate using an equally-weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

Income Taxes. In the first quarter of 2009, income tax expense increased $273 thousand (15.9%) over the first quarter of 2008, increasing from $1.7 million in 2008 to $2.0 million in 2009. The effective tax rate increased to 38.1% in the first quarter of 2009 compared to 37.5% in the first quarter of 2008. The decrease was mainly attributable to a change in the estimation of deferred income tax expense.

Financial Condition-Balance Sheet Analysis

General. Total assets at March 31, 2009 were $1.5 billion, an increase of $110.4 million (7.8%) from December 31, 2008. Cash and cash equivalents accounted for most of this change, increasing $125.6 million (497.0%) during the first three months of 2009 A large portion of this increase was from the increase in deposits ($43.7 million) and the proceeds from the issuance of preferred shares under the Capital Purchase Program (CPP) ($35.5 million). Loans held for sale also increased $21.5 million (250.2%) during the same period. Partially offsetting these increases was a decrease in investment securities available for sale of $35.4 million (34.4%). During the same period, total liabilities increased by $72.3 million (5.4%), increasing to $1.4 billion on March 31, 2009 from $1.3 billion on December 31, 2008. The increase in total liabilities was primarily due to an increase in deposits of $43.7 million (3.5%) and an increase in borrowings of $30.0 million (127.4%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $38.1 million (41.7%) to $129.4 million on March 31, 2009 compared to $91.3 million on December 31, 2008. The increase was primarily due to the issuance of $35.5 million in preferred shares to the Treasury under the CPP.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$46,356	$47,727	$87,890	$90,187	$117,720	$118,250
States and political subdivisions	12,766	12,985	12,771	12,820	6,386	6,439
Mortgage-backed securities	7,306	6,899	—	—	—	—
Equity securities	1	—	1	—	1	3
Total securities available for sale	$66,429	$67,611	$100,662	$103,007	$124,107	$124,692
Securities Held to Maturity
States and political subdivisions	$8,860	$9,522	$8,927	$9,780	$9,105	$9,105
Total securities held to maturity	$8,860	$9,522	$8,927	$9,780	$9,105	$9,105
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$5,498	$5,498	$4,527	$4,527	$6,319	$6,319
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$6,614	$6,614	$5,643	$5,643	$7,435	$7,435

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$121,631	9.89%	$116,588	9.46%	$113,987	9.49%
Commercial real estate	413,590	33.62	412,184	33.43	393,743	32.77
Residential real estate	383,613	31.19	388,776	31.54	364,351	30.33
Construction real estate	252,346	20.52	254,444	20.64	246,776	20.54
Installment and other	58,764	4.78	60,746	4.93	82,499	6.87
Total loans	1,229,944	100.00	1,232,738	100.00	1,201,356	100.00
Unearned income	(2,209)		(2,204)		(1,772)
Gross loans	1,227,735		1,230,534		1,199,584
Allowance for loan losses	(17,963)		(15,230)		(13,952)
Net loans	$1,209,772		$1,215,304		$1,185,632

Total loans decreased $2.8 million (0.2%) from December 31, 2008 to March 31, 2009, remaining at $1.2 billion. The decrease was primarily in the residential real estate, construction real estate and installment and other loan portfolios. During the same period, there was an increase in the commercial non-real estate and commercial real estate loan portfolios. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K (as amended) for the year ending December 31, 2008 filed with the SEC on March 16, 2009.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2009	At December 31 2008	At March 31, 2008
	(Dollars in thousands)
Non-accruing loans	$40,467	$33,387	$12,902
Loans 90 days or more past due, still accruing interest	—	—	—
Total non-performing loans	40,467	33,387	12,902
Other real estate owned	4,143	2,354	1,073
Other repossessed assets	428	692	40
Total non-performing assets	$45,038	$36,433	$14,015
Total non-performing loans to total loans	3.29%	2.71%	1.07%
Allowance for loan losses to non-performing loans	44.39%	45.62%	108.14%
Total non-performing assets to total assets	2.95%	2.57%	0.98%

At March 31, 2009, total non-performing assets increased $8.6 million (23.6%) to $45.0 million from $36.4 million at December 31, 2008, primarily due to increases in non-performing loans of $7.1 million (21.2%) and increases in other real estate owned of $1.8 million (76.0%). Non-performing loans increased mainly due to three residential construction borrowing relationships totaling $3.3 million and one commercial real estate relationship with a balance of $2.2 million. There were no specifically identified losses in the non-accrual loans that have not already been charged-off. As of March 31, 2009, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured totaled $5.5 million and $4.3 million as of March 31, 2009 and December 31, 2008, respectively. Those restructured loans considered performing loans totaled $60 thousand and $940 thousand as of March 31, 2009 and December 31, 2009, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$15,230	$13,533
Provision for loan losses	4,161	1,050
Total charge-offs	(1,622)	(723)
Total recoveries	194	92
Net charge-offs	(1,428)	(631)
Balance at end of period	$17,963	$13,952

Gross loans at end of period	$1,227,735	$1,199,584
Ratio of allowance to total loans	1.46%	1.16%
Ratio of net charge-offs to average loans(1)	0.46%	0.22%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2009 totaled $1.4 million, an increase of $797 thousand (126.3%), from $631 thousand for the three months ended March 31, 2008. The majority of the charge-offs were commercial non-real estate, installment and residential real estate. The increase in net charge-offs for the first quarter of 2009 was primarily due to an increase of charge-offs in the installment and commercial non-real estate portfolios. The provision for loan losses increased $3.1 million (296.3%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,717	9.89%	$2,200	9.46%	$4,309	9.49%
Commercial and residential real estate	5,619	64.81	5,215	64.97	4,429	63.10
Construction real estate	7,298	20.52	6,512	20.64	4,091	20.54
Installment and other	2,329	4.78	1,303	4.93	1,123	6.87
Total	$17,963	100.00%	$15,230	100.00%	$13,952	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $4.0 million (28.7%) from March 31, 2008 to March 31, 2009. This was mainly due to an increase in the allowance allocated to construction, installment and commercial and residential real estate loans, and was partially offset by a decrease in the allocation for commercial non-real estate loans. The allocation for construction loans increased $3.2 million (78.4%) from March 31, 2008 to March 31, 2009, mainly due to an increase in the allocation in historical loss experience (based on regression analysis) of $2.3 million. The allocation for installment and other loans increased $1.2 million (107.4%) mainly due to an increase in the allocation in historical loss experience (based on regression analysis) of $742 thousand and an increase in the allocation in qualitative adjustments of $649 thousand. The allocation for commercial and residential real estate loans increased $1.2 million (26.9%), mainly due to an increase in the allocation in qualitative adjustments of $1.2 million. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of March 31, 2009 were $33.9 million. Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, so there are no specifically identified losses allocated in the reserve for loan losses.

The Bank anticipates the volume of commercial real estate and construction loans to continue to decline. Overall, management’s outlook for the New Mexico economy in 2009 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in mid 2010. Nonfarm employment growth was -0.3% in 2008, and is expected to be -0.2% in 2009. Housing construction overall is expected to remain depressed throughout the remainder of 2009, but experience a modest recovery toward the middle of 2010.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At March 31, 2009	At December 31, 2008	At March 31, 2008
	(Dollars in thousands)
Performing loans classified as:
Substandard	$48,403	$38,815	$25,107
Doubtful	—	—	—
Total performing adversely classified loans	$48,403	$38,815	$25,107
Special mention loans	$31,173	$24,836	$20,607

Total performing adversely classified assets increased $23.3 million (92.8%) from March 31, 2008 to March 31, 2009. The reason for the increase was an increase of $23.3 million in substandard loans. This was primarily due to the downgrading of several borrowing relationships in the residential land development, residential construction, and retail business property loan concentrations. Special mention loans increased $10.6 million (51.3%) between March 31, 2008 and March 31, 2009, primarily due to downgrades of credits from the pass grades in the residential development of infrastructure, construction of speculative housing and residential developed lots concentrations.

Management is carefully monitoring the adversely classified assets it has in its portfolio. Management believes the increase in classified assets is a result of current national and regional economic difficulties, particularly in the area of real estate sales. Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans). Though the New Mexico real estate environment is currently more favorable than most areas of the nation, there is still a concern that real estate values may continue to stagnate or fall within our market areas. As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash (used in) provided by operating activities was $(11.6) million and $3.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Net cash provided by operating activities decreased $14.6 million in the first three months of 2009 compared to the first three months of 2008 largely due to an increase in the origination of loans held for sale, net of sales, of $17.1 million. This was partially offset by an increase in cash provided by a decrease in other assets of $1.3 million. Net cash provided by (used in) investing activities was $30.5 million and ($53.6) million for the three months ended March 31, 2009 and March 31, 2008, respectively. The $84.1 million increase in cash provided by investing activities was largely due to a decrease in cash used in the purchase of investment securities available for sale of $102.2 million and a decrease in cash used in the funding of loans (net of repayments) of $27.9 million. These items were partially offset by a decrease in cash provided by the maturities and paydowns of investment securities available for sale of $36.5 million and a decrease in cash provided by the sale of investment securities available for sale of $6.9 million. Net cash provided by financing activities was $106.7 million and $48.4 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The $58.3 million increase in cash provided by financing activities was mainly due to an increase in cash provided by the issuance of preferred stock of $35.5 million and an increase in cash provided by the issuance of borrowings of $30.0 million. These items were partially offset by a decrease in new deposit growth of $7.5 million from the first three months of 2009 compared to the first three months of 2008.

The most significant growth in deposits from December 31, 2008 to March 31, 2009 occurred in time deposits over $100,000 ($35.2 million), NOW accounts ($10.6 million) and demand deposits ($7.1 million), with smaller growth in time deposits under $100,000 ($4.6 million) and savings accounts ($3.7 million). There was a decline in MMDA accounts ($17.5 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed, and management believes that we could again borrow, $112.0 million for a short time from these banks on a collective basis. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $191.2 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2009 Trinity’s total risk-based capital ratio was 14.99%, the Tier 1 capital to risk-weighted assets ratio was 13.74%, and the Tier 1 capital to average assets ratio was 11.50%. At December 31, 2008, Trinity’s total risk-based capital ratio was 11.80%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.35%.

At March 31, 2009, the Bank’s total risk-based capital ratio was 13.84%, the Tier 1 capital to risk-weighted assets ratio was 12.58%, and the Tier 1 capital to average assets ratio was 10.48%. At December 31, 2008, the Bank’s total risk-based capital ratio was 11.33%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.34%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2009 and December 31, 2008.

At March 31, 2009 and December 31, 2008, Trinity’s book value per common share was $14.55 and $14.16.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2009, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2009 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

Table of contents	Time to Maturity or Repricing
As of March 31, 2009:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$510,004	$421,355	$257,963	$38,413	$1,227,735
Loans held for sale	30,131	—	—	—	30,131
Investment securities	7,505	6,797	54,856	12,811	81,969
Securities purchased under agreements to resell	218	—	—	—	218
Interest-bearing deposits with banks	132,886	—	—	—	132,886
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$680,930	$428,152	$312,819	$52,154	$1,474,055

Interest-bearing Liabilities:
NOW deposits	$45,534	$86,880	$—	$—	$132,414
Money market deposits	77,935	87,760	—	—	165,695
Savings deposits	147,563	192,254	—	—	339,817
Time deposits over $100,000	71,229	213,498	71,910	2,474	359,111
Time deposits under $100,000	53,629	128,549	25,520	1,595	209,293
Short-term borrowings	40,000	—	—	—	40,000
Long-term borrowings	9	27	11,109	2,378	13,523
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$442,085	$708,968	$108,539	$39,588	$1,299,180
Rate sensitive assets (RSA)	$680,930	$1,109,082	$1,421,901	$1,474,055	1,474,055
Rate sensitive liabilities (RSL)	442,085	1,151,053	1,259,592	1,299,180	1,299,180
Cumulative GAP (GAP=RSA-RSL)	238,845	(41,971)	162,309	174,875	174,875
RSA/Total assets	44.48%	72.45%	92.89%	96.29%	96.29%
RSL/Total assets	28.88%	75.19%	82.28%	84.87%	84.87%
GAP/Total assets	15.60%	-2.74%	10.60%	11.42%	11.42%
GAP/RSA	35.08%	-3.78%	11.41%	11.86%	11.86%

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

Based on simulation modeling at March 31, 2009 and December 31, 2008, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

Changes in	At March 31, 2009		At December 31, 2008
Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+1.00%	$(2,260)	(4.35)%	$(1,084)	(2.11)%
+2.00	(2,224)	(4.28)	257	0.50
(1.00)	(603)	(1.16)	(627)	(4.27)
(2.00)	(1,138)	(2.19)	(1,177)	(2.29)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, TCC Advisors and TCC Funds were not involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business except as otherwise stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K (as amended) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009, Trinity issued and sold 35,539 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and 1,777 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, as part of its participation in the U.S. Department of the Treasury's Troubled Asset Relief Program (“TARP“) Capital Purchase Program (“CPP”). Trinity filed a Form 8-K disclosing the relevant information regarding this transaction on March 27, 2009.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: May 11, 2009	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer