Form 10-Q
period 2009-06-30
TRINITY CAPITAL CORP
filed 2009-08-17
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,440,784 shares of common stock, no par value, outstanding as of August 14, 2009.

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

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$15,531	$18,259
Interest-bearing deposits with banks	108,551	6,800
Federal funds sold and securities purchased under resell agreements	821	203
Cash and cash equivalents	124,903	25,262
Investment securities available for sale	108,162	103,007
Investment securities held to maturity, at amortized cost (fair value of $8,842 at June 30, 2009 and $9,780 at December 31, 2008)	8,805	8,927
Other investments	7,838	5,643
Loans (net of allowance for loan losses of $24,864 at June 30, 2009 and $15,230 at December 31, 2008)	1,233,733	1,215,304
Loans held for sale	12,537	8,603
Premises and equipment, net	29,293	24,406
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	7,368	7,889
Mortgage servicing rights, net	7,070	5,271
Other intangible assets	626	759
Other real estate owned	7,668	2,354
Other assets	12,971	8,091
Total assets	$1,563,185	$1,417,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$83,753	$84,038
Interest-bearing	1,249,863	1,167,556
Total deposits	1,333,616	1,251,594
Short-term borrowings	40,000	—
Long-term borrowings	13,513	23,532
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	5,338	5,821
Other liabilities	7,505	6,168
Total liabilities	1,439,299	1,326,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

(Continued from prior page)

	June 30, 2009	December 31, 2008
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 614,982 shares and 602,514 shares at June 30, 2009 and December 31, 2008, respectively, at fair value	$13,370	$13,105
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at June 30, 2009, $1,000.00 liquidation value, at amortized cost	33,492	—
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at June 30, 2009, $1,000.00 liquidation value, at amortized cost	2,093	—
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,440,784 and 6,448,548 at June 30, 2009 and December 31, 2008, respectively	6,836	6,836
Additional paid-in capital	1,796	1,797
Retained earnings	77,266	79,233
Accumulated other comprehensive gain	247	1,419
Total stockholders' equity before treasury stock	121,730	89,285
Treasury stock, at cost, 416,016 shares and 408,252 shares at June 30, 2009 and December 31, 2008, respectively	(11,214)	(11,105)
Total stockholders' equity	110,516	78,180
Total liabilities and stockholders' equity	$1,563,185	$1,417,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$18,998	$19,525	$37,990	$40,197
Investment securities:
Taxable	946	845	1,144	1,677
Nontaxable	263	195	480	391
Federal funds sold	—	34	1	111
Other interest-bearing deposits	77	129	86	440
Investment in unconsolidated trusts	21	22	42	44
Total interest income	20,305	20,750	39,743	42,860
Interest expense:
Deposits	5,017	7,942	9,933	17,051
Short-term borrowings	189	322	252	645
Long-term borrowings	213	288	524	578
Long-term capital lease obligations	67	67	134	134
Junior subordinated debt owed to unconsolidated trusts	697	726	1,406	1,476
Total interest expense	6,183	9,345	12,249	19,884
Net interest income	14,122	11,405	27,494	22,976
Provision for loan losses	12,632	1,200	16,793	2,250
Net interest income after provision for loan losses	1,490	10,205	10,701	20,726
Other income:
Mortgage loan servicing fees	435	617	1,222	1,231
Trust fees	329	226	705	493
Loan and other fees	706	703	1,319	1,289
Service charges on deposits	453	439	860	863
Gain on sale of loans	2,426	712	5,495	1,366
Gain on sale of securities	36	—	734	555
Title insurance premiums	424	249	865	474
Other operating income	152	75	255	198
Total other income	4,961	3,021	11,455	6,469

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

(Continued from prior page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other expenses:
Salaries and employee benefits	$4,658	$4,740	$9,702	$9,647
Occupancy	789	794	1,613	1,627
Data processing	693	585	1,324	1,124
Marketing	440	565	888	1,186
Amortization and valuation of mortgage servicing rights	(99)	335	887	1,240
Amortization and valuation of other intangible assets	10	—	133	—
Supplies	166	141	352	309
Loss on sale of other real estate owned	313	(14)	531	18
Postage	117	124	284	300
Bankcard and ATM network fees	324	331	654	660
Legal, professional and accounting fees	613	312	981	591
FDIC insurance premiums	937	204	1,184	238
Other	686	806	1,603	1,386
Total other expense	9,647	8,923	20,136	18,326
(Loss) income before income taxes	(3,196)	4,303	2,020	8,869
Income taxes	(1,392)	1,576	593	3,288
Net (loss) income	$(1,804)	$2,727	$1,427	$5,581
Dividends and discount accretion on preferred shares	529	—	552	—
Net (loss) income available to common shareholders	$(2,333)	$2,727	$875	$5,581
Basic (loss) earnings per common share	$(0.36)	$0.42	$0.14	$0.86
Diluted (loss) earnings per common share	$(0.36)	$0.42	$0.14	$0.86

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,427	$5,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	1,203
Net amortization of:
Mortgage servicing rights	1,289	1,421
Other intangible assets	133	—
Premium and discounts on investment securities, net	10	435
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	7
Provision for loan losses	16,793	2,250
Change in mortgage servicing rights valuation allowance	(402)	(181)
Loss on disposal of premises and equipment	—	1
(Gain) loss on sale of investment securities	(734)	(555)
Federal Home Loan Bank (FHLB) stock dividends received	(3)	(72)
Loss on venture capital investments	274	36
Gain on sale of loans	(5,495)	(1,366)
Loss on disposal of other real estate owned	270	11
Write-down of value of other real estate owned	270	15
(Increase) decrease in other assets	(3,603)	325
Increase (decrease) in other liabilities	609	(500)
Release of Employee Stock Ownership Plan (ESOP) shares	—	312
Stock options and stock appreciation rights expenses	73	109
Tax benefit recognized for exercise of stock options	(10)	(43)
Net cash provided by operating activities before originations and gross sales of loans	12,152	8,989
Gross sales of loans held for sale	262,068	146,496
Origination of loans held for sale	(263,193)	(139,599)
Net cash provided by operating activities	11,027	15,886

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$3,109	$61,793
Proceeds from maturities and paydowns of investment securities, held to maturity	122	109
Proceeds from sale of investment securities, available for sale	42,910	48,980
Purchase of investment securities available for sale	(52,385)	(110,083)
Purchase of investment securities other	(2,466)	(55)
Proceeds from sale of other real estate owned	3,907	519
Loans funded, net of repayments	(43,882)	(30,980)
Purchases of loans	(1,101)	—
Purchases of premises and equipment	(6,131)	(1,302)
Net cash (used in) investing activities	(55,917)	(31,019)
Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(25,621)	21,090
Net increase (decrease) in time deposits	107,643	(7,514)
Proceeds from issuances of borrowings	30,000	—
Repayment of borrowings	(19)	(18)
Repayment of ESOP debt	—	(271)
Purchase of treasury stock	(473)	(1,034)
Issuance of common stock for stock option plan	290	323
Issuance of preferred stock	35,539	—
Common shares dividend payments	(2,580)	(2,599)
Preferred shares dividend payments	(258)	—
Tax benefit recognized for exercise of stock options	10	43
Net cash provided by financing activities	144,531	10,020
Net increase (decrease) in cash and cash equivalents	99,641	(5,113)
Cash and cash equivalents:
Beginning of period	25,262	45,524
End of period	$124,903	$40,411
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,732	$19,683
Income taxes	4,623	4,100
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	9,761	1,439
Dividends declared, not yet paid	2,824	2,592
Change in unrealized gain on investment securities, net of taxes	(1,935)	(1,642)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”) and on July 13, 2009 the Bank assigned 2% of its interests to the other members of the company. This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. The Bank’s full capital investment of $150 thousand was made in July 2009 and as a result is not reflected in these financial statements. In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to integrate the assets of Allocca & Brunett into the Bank’s existing Trust and Investment Services Department over the next three to seven months.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain items have been reclassified from prior period presentations in conformity with the current classification. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 17, 2009, the date the financial statements were issued.

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net (loss) income	$(1,804)	$2,727	$1,427	$5,581
Securities available for sale:
Net change in unrealized (losses)	$(736)	$(2,110)	$(1,201)	$(1,087)
Related income tax expense	286	834	548	444
Net securities gains reclassified into earnings	$(36)	$—	$(734)	$(555)
Related income tax benefit	16	—	215	206
Net effect on other comprehensive income for the period	(470)	(1,276)	(1,172)	(992)
Comprehensive (loss) income	$(2,274)	$1,451	$255	$4,589

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
Net (loss) income	$(1,804)	$2,727	$1,427	$5,581
Dividends and discount accretion on preferred shares	529	—	552	—
Net (loss) income available to common shareholders	$(2,333)	$2,727	$875	$5,581
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(409,720)	(366,305)	(408,990)	(361,759)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	—	—	(1,210)
Weighted average common shares outstanding, net	6,447,080	6,490,495	6,447,810	6,493,831
Basic (loss) earnings per common share	$(0.36)	$0.42	$0.14	$0.86
Weighted average dilutive shares from stock option plan	—	17,531	7,922	23,388
Weighted average common shares outstanding including derivative shares	6,447,080	6,508,026	6,455,732	6,517,219
Diluted (loss) earnings per common share	$(0.36)	$0.42	$0.14	$0.86

Certain stock options were not included in the above calculation, pursuant to FAS 128, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices, or because a net loss is reported for the period. The total number of shares excluded was 421,395 and 262,500 as of June 30, 2009 and June 30, 2008, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s financial statements.

Also in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly. FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of FSP SFAS 157-4 did not have a material impact on the Company’s financial statements.

Also in April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1and APB 28-1 are included in the Company’s interim financial statements beginning with the second quarter of 2009. Since this change only resulted in the additional disclosure of information, adoption did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB has issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements.

In June 2009 the FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets (SFAS 166);
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).

SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 and SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Management is currently evaluating the provisions of SFAS 166 and SFAS 167 and their potential effect on its financial statements.

Also in June 2009, the FASB issued FASB Statement No. 168, the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Management is currently evaluating the provisions of SFAS 168 and its potential effect on its financial statements.

Also in June 2009, the FASB issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). FASB Accounting Standards Update 2009-01 amends the Codification for the issuance of Statement 168.

Also in June 2009, the FASB issued FASB Accounting Standards Update 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. FASB Accounting Standards Update 2009-02 makes a number of technical corrections to various topics in the Codification.

Note 5. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
Government sponsored agencies	$46,205	$1,381	$—	$47,586
States and political subdivisions	29,257	239	(286)	29,210
Mortgage-backed securities	32,290	391	(1,315)	31,366
Equity securities	—	—	—	—
Totals	$107,752	$2,011	$(1,601)	$108,162

December 31, 2008
Government sponsored agencies	$87,890	$2,297	$—	$90,187
States and political subdivisions	12,771	86	(37)	12,820
Equity securities	1	—	(1)	—
Totals	$100,662	$2,383	$(38)	$103,007

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
States and political subdivisions	$8,805	$383	$(346)	$8,842
Totals	$8,805	$383	$(346)	$8,842

December 31, 2008
States and political subdivisions	$8,927	$1,179	$(326)	$9,780
Totals	$8,927	$1,179	$(326)	$9,780

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$6,722	$—	$—	$6,722
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,838	$—	$—	$7,838

December 31, 2008
Non-marketable equity securities (including FRB and FHLB stock)	$4,527	$—	$—	$4,527
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$5,643	$—	$—	$5,643

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gross realized gains	$36	$—	$734	$555
Gross realized losses	—	—	—	—
Net gains	$36	$—	$734	$555

A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2009 and December 31, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2009
Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	12,870	(286)	—	—	12,870	(286)
Mortgage-backed securities	25,417	(1,315)	—	—	25,417	(1,315)
Equity securities	—	—	—	—	—	—
Totals	$38,287	$(1,601)	$—	$—	$38,287	$(1,601)

December 31, 2008
Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	947	(37)	947	(37)
Equity securities	1	(1)	—	—	1	(1)
Totals	$1	$(1)	$947	$(37)	$948	$(38)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2009
States and political subdivisions	$1,227	$(346)	$—	$—	$1,227	$(346)
Totals	$1,227	$(346)	$—	$—	$1,227	$(346)

December 31, 2008
States and political subdivisions	$1,315	$(326)	$—	$—	$1,315	$(326)
Totals	$1,315	$(326)	$—	$—	$1,315	$(326)

No securities held as of June 30, 2009 had unrealized losses for twelve months or longer. The $37 thousand unrealized losses in available for sale securities twelve months or longer as of December 31, 2008 relates to unrealized losses on securities issued by local municipal issues with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature.

Note 6. Stock Option Plan

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

There were no stock incentives granted during the three or six months ended June 30, 2009 or 2008.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of June 30, 2009, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	435,395	$26.58
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	—	—
Outstanding at June 30, 2009	421,395	$26.80	4.22	$1,780
Exercisable at June 30, 2009	237,895	$26.37	3.96	$941

Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share during the three months ended June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2009 and June 30, 2008 was $52 thousand and $62 thousand, respectively.

As of June 30, 2009, there was $331 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. The unrecognized compensation cost is expected to be recognized over a weighted-average vesting period of 2.35 years. In the three month period ended June 30, 2009, $37 thousand was expensed for stock appreciation rights that will vest in 2011 and 2012.

Certain restrictions on future grants of share based compensation have been imposed by the U. S. Treasury as part of its Capital Purchase Program (“CPP”). These limitations include restrictions on the amount that may be granted (no more than 1/3 of the executive's annual compensation), the type (restricted stock only may be granted to executives) and vesting (such grants may not vest prior to the repayment of the CPP funds). Interim Final Rules were issued by the Treasury on June 10, 2009, and were made immediately effective. Because Trinity has historically granted stock options and stock appreciation rights to certain of its executive officers and the rules as presented will prohibit continuing those grants, Trinity is evaluating its incentive compensation for executive officers and it is likely that Trinity will change its program during the time Trinity retains CPP funds.

Note 7. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $40.0 million as of June 30, 2009. There were no such advances outstanding as of December 31, 2008. As of June 30, 2009, the advances had fixed interest rates ranging from 1.00% to 4.67%.

Note 8. Long-Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $13.5 million as of June 30, 2009 and $23.5 million as of December 31, 2008. As of June 30, 2009, the advances had fixed interest rates ranging from 2.57% to 6.34%.

Note 9. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and is currently building an office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank. The construction of the office is underway and expected to be completed in September of 2009. The lease has an 8 year term, expiring in 2014, and contains an option to purchase the land at a set price at the termination of the initial term of the lease. This lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. This lease is classified as a capital lease. Lease payments for each of the three months ended June 30, 2009 and 2008 were $46 thousand. Lease payments for each of the six months ended June 30, 2009 and 2008 were $92 thousand. As of June 30, 2009, the Company had an estimated $1.8 million in construction costs remaining to complete the building.

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2009.

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	3.37% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.3675% (variable	)	6.88%	6.83%

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to Trinity in the amounts indicated above. The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by Trinity, which have terms substantially similar to the trust preferred securities. Trinity has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each interest payment deferred. Under the terms of the debentures, under certain circumstances of default or if Trinity has elected to defer interest on the debentures, Trinity may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. Trinity used the majority of the proceeds from the sale of the debentures to add to Tier 1 and Tier 2 capital in order to support the Bank's growth and to purchase treasury stock.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. In April 2009, this five-year transition period was extended for an additional year. As of June 30, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended June 30, 2009 and 2008, $3 thousand of these issuance costs were amortized. During each of the six month periods ended June 30, 2009 and 2008, $7 thousand of these issuance costs were amortized. Unamortized issuance costs were $290 thousand and $297 thousand at June 30, 2009 and December 31, 2008, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $479 thousand and $485 thousand on June 30, 2009 and December 31, 2008, respectively.

Note 11. Commitments, Contingencies and Off-Balance Sheet Activities

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

At June 30, 2009 and December 31, 2008, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2009	December 31, 2008
	(In thousands)
Unfunded commitments under lines of credit	$193,638	$201,001
Commercial and standby letters of credit	18,726	20,468

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Typically, letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At June 30, 2009 and December 31, 2008, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $28 thousand and $38 thousand as of June 30, 2009 and December 31, 2008, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities. Although the Company has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”) as further discussed within Item 1A of Part I of Trinity’s Form 10-K (as amended) for the year ended December 31, 2008. The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory. Investments in securities issued by states and political subdivisions involve governmental entities within the state of New Mexico. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Note 12. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred shares to the Treasury under the Capital Purchase Program (“CPP”). Below is a table disclosing the information on these two series:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5 % for the first 5 years, thereafter 9%	$1,000	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000	2,102

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid as of June 30, 2009 was $247 thousand.

The difference between the liquidation value of the preferred shares and the original cost is being accreted (for series A) or amortized (for series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During the three months ended June 30, 2009, a net amount of $44 thousand was accreted to equity. During the six months ended June 30, 2009, a net amount of $46 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the three months ended June 30, 2009, the total of these two amounts was $529 thousand. During the six months ended June 30, 2009, the total of these two amounts was $552 thousand.

Note 13. Litigation

Trinity, the Bank, Title Guaranty, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Note 14. Fair Value Measurements

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

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$350	$—	$—	$350
Securities available for sale	—	108,162	—	108,162
Derivative assets	—	192	—	192
Derivative liabilities	—	(16)	—	(16)

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

Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$10,317	$10,317
Loans held for sale	—	4,356	—	4,356
Mortgage servicing rights	—	—	3,186	3,186
Foreclosed assets	—	—	1,027	1,027

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. In addition, impaired loans are generally written down to the impaired value rather than carrying a specific allocation in the reserve for loan losses. There was $577 thousand in allocations for specific identified loans on June 30, 2009 and no allocations for specific identified loans on December 31, 2008. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. All other impaired loans included in the table above have been charged down to estimated fair value.

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

During the second quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $7.0 million and $9.8 million (utilizing Level 3 valuation inputs) during the three and six months ended June 30, 2009, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.8 million and $2.0 million, in each respective period. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $917 thousand and $1.8 million in foreclosed assets were remeasured at fair value during the three and six months ended June 30, 2009, respectively, resulting in a charge of $148 thousand and $270 thousand to current earnings in each respective period.

In accordance with FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, below is a table on fair values of financial instruments as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$15,531	$15,531	$18,259	$18,259
Interest-bearing deposits with banks	108,551	108,551	6,800	6,800
Federal funds sold and securities purchased under resell agreements	821	821	203	203
Investments:
Available for sale	108,162	108,162	103,007	103,007
Held to maturity	8,805	8,842	8,927	9,780
Other investments	7,838	7,838	5,643	5,643
Loans, net	1,233,733	1,250,021	1,215,304	1,234,426
Loans held for sale	12,537	12,794	8,603	8,716
Accrued interest receivable	7,368	7,368	7,889	7,889
Mortgage servicing rights	7,070	8,001	5,271	5,730
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	192	192	58	58

(Continued on following page)

(Continued from prior page)

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Liabilities:
Non-interest bearing deposits	$83,753	$83,753	$84,038	$84,038
Interest-bearing deposits	1,249,863	1,255,281	1,167,556	1,171,202
Short-term borrowings	40,000	40,585	—	—
Long-term borrowings	13,513	14,523	23,532	25,148
Junior subordinated debt owed to unconsolidated trusts	37,116	23,192	37,116	19,015
Accrued interest payable	5,338	5,338	5,821	5,821
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	16	16	118	118

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$—	$28	$—	$38

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

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares; net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. Net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares represent net income on the core operations of the Company. The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

During the three month period ending June 30, 2009, the Company has experienced continued deterioration in asset quality, as measured by non-performing assets and classified loans that are still performing. As the Company has consistently maintained a high percentage of real-estate loans, the weak real estate market in the areas of the Company’s operations has resulted in a significant number of loans being downgraded or placed on non-accrual status. Management remains concerned about possible losses in its real estate loan portfolio, and as a result, has greatly increased the provision for loan losses during the quarter. Although the Company experienced positive net operating income before income taxes and loan loss provision, the additional loan loss provision has resulted in a net operating loss during the quarter. Management deemed the additional allocations to be a necessary and prudent step to reserve against further deterioration in asset quality. Management will continue to closely monitor asset quality in general and real estate loan quality in particular and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of June 30, 2009, mortgage loans serviced for others totaled $973.0 million. The net carrying amount of the MSRs on these loans total $7.1 million as of June 30, 2009. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$7,746	$8,086	$6,908	$8,250
Servicing rights originated and capitalized	1,206	440	2,686	995
Amortization	(647)	(702)	(1,289)	(1,421)
	$8,305	$7,824	$8,305	$7,824

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$(1,981)	$(370)	$(1,637)	$(184)
Aggregate reductions credited to operations	746	384	1,250	1,344
Aggregate additions charged to operations	—	(17)	(848)	(1,163)
	$(1,235)	$(3)	$(1,235)	$(3)

The fair values of the MSRs were $8.0 million and $5.7 million on June 30, 2009 and December 31, 2008, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of June 30, 2009, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of June 30, 2009, December 31, 2008 and June 30, 2008:

	At June 30,	At December 31,	At June 30,
	2009	2008	2008
Prepayment Standard Assumption (PSA) speed	253.00%	390.00%	190.00%
Discount rate	10.76	10.76	10.25
Earnings rate	2.75	3.50	4.00

Overview

The Company’s net income available to common shareholders decreased by $5.5 million (172.7%) from the quarter ended March 31, 2009 to the quarter ended June 30, 2009. In addition, the Company’s net income available to common shareholders decreased $5.1 million (185.6%) from the second quarter of 2008 to the second quarter of 2009. The decrease from the first quarter of 2009 was mainly due to an increase in the provision for loan losses and a decrease in non-interest income. The decrease from the second quarter of 2008 was primarily due to an increase in the provision for loan losses and an increase in non-interest expense, which was partially offset by an increase in net interest income and an increase in non-interest income. Total assets grew $145.5 million (10.3%) from December 31, 2008 to June 30, 2009.

Results of Operations

General. The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $9.4 million during the second quarter of 2009, compared to net operating income of $5.5 million during the same period in 2008. This represented an increase of $3.9 million (71.5%). Net income available to common shareholders for the second quarter of 2009 decreased to a loss of $(2.3) million or $(0.36) diluted earnings per share, compared to $2.7 million or $0.42 diluted earnings per share for the same period in 2008, a decrease of $5.1 million (185.6%) in net income and a decrease in earnings per share of $0.78 (185.7%). This decrease in net income was primarily due to an increase in the provision for loan losses of $11.4 million (952.7%) and an increase in non-interest expense of $724 thousand (8.1%). The provision for loan losses increased pursuant to management’s loan loss reserve analysis, which indicated that it would be prudent to increase the allowance to help insure that probable losses inherent in the Bank’s loan portfolio are adequately covered. For further information on the provision for loan losses, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” above. The increase in non-interest expense was mainly due to an increase in FDIC insurance premiums which was experienced industry-wide. These items were partially offset by an increase in net interest income of $2.7 million (23.8%) and an increase in non-interest income of $1.9 million (64.2%). The increase in net interest income was primarily due to a decline in interest expense due to a lower interest rate environment. The increase in non-interest income was primarily due to an increase in the gain on sale of loans, caused by a large volume of mortgage loan sales due to heavy refinancing volume in the lower interest rate environment. Income tax expenses decreased $3.0 million (188.3%) due to lower pre-tax income. Additionally, during the second quarter of 2009 there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the Capital Purchase Program (“CPP”) of $529 thousand; there were no such dividends and discount accretion in the second quarter of 2008.

The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $18.8 million during the first six months of 2009, compared to net operating income of $11.1 million during the same period in 2008. This represented an increase of $7.7 million (69.2%). Net income available to common shareholders for the first six months of 2009 decreased to $875 thousand or $0.14 diluted earnings per share, compared to $5.6 million or $0.86 diluted earnings per share for the same period in 2008, a decrease of $4.7 million (84.3%) in net income and a decrease in earnings per share of $0.72 (83.7%). This decrease in net income was primarily due to an increase in the provision for loan losses of $14.5 million (646.4%) and an increase in non-interest expense of $1.8 million (9.9%). For further information on the provision for loan losses, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” above. In addition to the factors that affected the Company in the second quarter discussed above, the increase in non-interest expense was also affected by an increase in losses on sale of real estate acquired through foreclosure. Partially offsetting these losses was an increase in non-interest income of $5.0 million (77.1%) and an increase in net interest income of $4.5 million (19.7%). The increase in non-interest income was primarily due to an increase in the gain on sale of loans, and the increase in net interest income was primarily due to a decline in interest expense due to a lower interest rate environment. Income tax expenses decreased $2.7 million (82.0%) due to lower pre-tax income. Additionally, during the first six months of 2009 there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the CPP; there were no such dividends and discount accretion in the first six months of 2008.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is also affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount management believes to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums and other expenses.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,217,988	$18,998	6.26%	$1,191,046	$19,525	6.59%
Taxable investment securities	75,643	946	5.02	110,747	845	3.07
Investment securities exempt from federal income taxes (2)	30,526	419	5.51	15,459	311	8.09
Federal funds sold	346	—	—	6,439	34	2.12
Other interest-bearing deposits	138,123	77	0.22	25,710	129	2.02
Investment in unconsolidated trust subsidiaries	1,116	21	7.55	1,116	22	7.93
Total interest-earning assets	1,463,742	20,461	5.61	1,350,517	20,866	6.21
Non-interest-earning assets	98,278			63,669
Total assets	$1,562,020			$1,414,186

Interest-bearing Liabilities:
Deposits:
NOW deposits	$108,534	$116	0.43%	$96,208	$290	1.21%
Money market deposits	190,510	276	0.58	197,364	587	1.20
Savings deposits	319,512	281	0.35	286,083	1,222	1.72
Time deposits over $100,000	393,183	2,915	2.97	325,593	3,595	4.44
Time deposits under $100,000	206,515	1,429	2.78	217,248	2,248	4.16
Short-term borrowings, including ESOP borrowings under 1 year	39,566	189	1.92	40,027	322	3.24
Long-term borrowings, including ESOP borrowings over 1 year	12,889	213	6.63	23,554	288	4.92
Long-term capital lease obligations	2,211	67	12.15	2,211	67	—
Junior subordinated debt owed to unconsolidated trusts	37,116	697	7.53	37,116	726	7.87
Total interest-bearing liabilities	1,310,036	6,183	1.89	1,225,404	9,345	3.07

(Continued on following page)

(Continued from prior page)

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$40,432			$40,482
Other non-interest-bearing liabilities	82,675			57,047
Stockholders' equity, including stock owned by ESOP	128,877			91,253
Total liabilities and stockholders equity	$1,562,020			$1,414,186
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$14,278	3.71%		$11,521	3.15%
Net interest margin on a fully tax-equivalent basis(4)			3.91%			3.43%
Net interest margin(4)			3.87%			3.40%

________________

(1)

Average loans include non-accrual loans of $41.4 million and $22.3 million for June 30, 2009 and 2008, respectively.  Interest income includes loan origination fees of $954 thousand and $649 thousand for the three months ended June 30, 2009 and 2008, respectively.

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

For the second quarter of 2009, net interest income on a fully tax-equivalent basis increased $2.8 million (23.9%) to $14.3 million from $11.5 million for the second quarter of 2008. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $3.2 million (33.8%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $405 thousand (1.9%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 118 basis points, which accounted for a decrease in interest expense of $3.7 million. This was partially offset by an increase in average interest-bearing liabilities of $84.6 million (6.9%), which accounted for an increase of $527 thousand in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield of interest-earning assets of 60 basis points, which accounted for $878 thousand of the decrease. This was partially offset by an increase in average total interest-earning assets of $147.8 million (10.5%), accounting for an increase in $473 thousand in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis increased 48 basis points to 3.91% for the quarter ended June 30, 2009 from 3.43% for the quarter ended June 30, 2008.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,250,334	$37,990	6.13%	$1,181,477	$40,197	6.84%
Taxable investment securities	69,919	1,144	3.30	98,734	1,677	3.42
Investment securities exempt from federal income taxes (2)	26,356	767	5.87	15,489	621	8.06
Federal funds sold	1,295	1	0.16	7,793	111	2.86
Other interest-bearing deposits	88,115	86	0.20	32,802	440	2.70
Investment in unconsolidated trust subsidiaries	1,116	42	7.59	1,116	44	7.93
Total interest-earning assets	1,437,135	40,030	5.62	1,337,411	43,090	6.48
Non-interest-earning assets	57,875			62,715
Total assets	$1,495,010			$1,400,126

Interest-bearing Liabilities:
Deposits:
NOW deposits	$107,881	$237	0.44	$93,771	$672	1.44%
Money market deposits	193,502	450	0.47	197,692	1,471	1.50
Savings deposits	319,816	661	0.42	279,000	2,694	1.94
Time deposits over $100,000	366,812	5,627	3.09	324,287	7,478	4.64
Time deposits under $100,000	209,027	2,958	2.85	216,767	4,736	4.39
Short-term borrowings, including ESOP borrowings under 1 year	29,938	252	1.70	40,033	645	3.24
Long-term borrowings, including ESOP borrowings over 1 year	20,980	524	5.04	23,558	578	4.93
Long-term capital lease obligations	2,211	134	12.22	2,211	134	12.19
Junior subordinated debt owed to unconsolidated trusts	37,116	1,406	7.64	37,116	1,476	8.00
Total interest-bearing liabilities	1,287,283	12,249	1.92	1,214,435	19,884	3.29

(Continued on following page)

(Continued from prior page)

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$45,058			$41,233
Other non-interest-bearing liabilities	45,156			53,739
Stockholders' equity, including stock owned by ESOP	117,513			90,719
Total liabilities and stockholders equity	$1,495,010			$1,400,126
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$27,781	3.70%		$23,206	3.19%
Net interest margin on a fully tax-equivalent basis(4)			3.90%			3.49%
Net interest margin(4)			3.86%			3.45%

________________

(1)

Average loans include non-accrual loans of $39.4 million and $17.4 million for June 30, 2009 and 2008, respectively.  Interest income includes loan origination fees of $1.9 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

For the first six months of 2009, net interest income on a fully tax-equivalent basis increased $4.6 million (19.7%) to $27.8 million from $23.2 million for the first six months of 2008. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $7.6 million (38.4%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $3.1 million (7.1%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 137 basis points, which accounted for a decrease in interest expense of $8.6 million. This was partially offset by an increase in average interest-bearing liabilities of $72.8 million (6.0%), which accounted for an increase of $929 thousand in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield of interest-earning assets of 86 basis points, which accounted for $5.4 million of the decrease. This was partially offset by an increase in average total interest-earning assets of $99.7 million (7.5%), accounting for an increase in $2.4 million in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis increased 41 basis points to 3.90% for the six months ended June 30, 2009 from 3.49% for the six months ended June 30, 2008.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net interest income	$14,122	$11,405	$27,494	$22,976
Tax-equivalent adjustment to net interest income	156	116	287	230
Net interest income, fully tax-equivalent basis	$14,278	$11,521	$27,781	$23,206

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 Compared to 2008			2009 Compared to 2008
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$435	$(962)	$(527)	$2,254	$(4,461)	$(2,207)
Taxable investment securities	(325)	426	101	(473)	(60)	(533)
Investment securities exempt from federal income taxes(1)	231	(123)	108	349	(203)	146
Federal funds sold	(16)	(18)	(34)	(52)	(58)	(110)
Other interest bearing deposits	148	(200)	(52)	298	(652)	(354)
Investment in unconsolidated trust subsidiaries	—	(1)	(1)	—	(2)	(2)
Total increase (decrease) in interest income	$473	$(878)	$(405)	$2,376	$(5,436)	$(3,060)
Interest-bearing Liabilities:
Now deposits	$33	$(207)	$(174)	$89	$(524)	$(435)
Money market deposits	(19)	(292)	(311)	(30)	(991)	(1,021)
Savings deposits	128	(1,069)	(941)	345	(2,378)	(2,033)
Time deposits over $100,000	651	(1,331)	(680)	889	(2,740)	(1,851)
Time deposits under $100,000	(106)	(713)	(819)	(163)	(1,615)	(1,778)
Short-term borrowings, including ESOP borrowings under 1 year	(4)	(129)	(133)	(136)	(257)	(393)
Long-term borrowings, including ESOP borrowings over 1 year	(156)	81	(75)	(65)	11	(54)
Long-term capital lease obligations	—	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	—	(29)	(29)	—	(70)	(70)
Total increase (decrease) in interest expense	$527	$(3,689)	$(3,162)	$929	$(8,564)	$(7,635)
Increase (decrease) in net interest income	$(54)	$2,811	$2,757	$1,447	$3,128	$4,575

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Net difference	2009	2008	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$435	$617	$(182)	$1,222	$1,231	$(9)
Trust fees	329	226	103	705	493	212
Loan and other fees	706	703	3	1,319	1,289	30
Service charges on deposits	453	439	14	860	863	(3)
Gain on sale of loans	2,426	712	1,714	5,495	1,366	4,129
Gain on sale of securities	36	—	36	734	555	179
Title insurance premiums	424	249	175	865	474	391
Other operating income	152	75	77	255	198	57
	$4,961	$3,021	$1,940	$11,455	$6,469	$4,986

In the second quarter of 2009, other income increased from the second quarter of 2008 by $1.9 million (64.2%) from $3.0 million to $5.0 million. Gain on sale of loans increased $1.7 million (240.7%) from 2008 to 2009 due to a higher volume of loans sold between the two periods, as well as higher gains on each loan sold. Title insurance premiums increased $175 thousand (70.3%) due to a higher volume of policies written in the second quarter of 2009 compared to the same period in 2008. Both of these items were influenced by a high volume of mortgage refinancing business due to historically low interest rates. Mortgage loan servicing fees decreased $182 thousand (29.5%) due to a large amount of loans in the process of being refinanced associated with this high volume of mortgage loan refinancing. Trust fees increased $103 thousand (45.6%) largely due to fees on additional assets under management obtained through the Allocca and Brunett acquisition (discussed in the notes to the financial statements above).

In the first six months of 2009, other income increased from the first six months of 2008 by $5.0 million (77.1%) from $6.5 million to $11.5 million. Gain on sale of loans increased $4.1 million (302.3%) from 2008 to 2009 due to a higher volume of loans sold between the two periods, as well as higher gains on each loan sold. Title insurance premiums increased $391 thousand (82.5%) due to a higher volume of policies written in the first six months of 2009 compared to the same period in 2008. Both of these items were influenced by a high volume of mortgage refinancing business due to historically low interest rates. Trust fees increased $212 thousand (43.0%) largely due to fees on additional assets under management obtained through the Allocca and Brunett acquisition (discussed in the notes to the financial statements above). Gain on sale of securities increased $179 thousand (32.3%) due to higher gains on securities sold for each security, as the volume of securities sold was slightly lower in the first six months of 2009 than in the same period in 2008.

Other Expenses.  Changes in other expenses between the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Net difference	2009	2008	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,658	$4,740	$(82)	$9,702	$9,647	$55
Occupancy	789	794	(5)	1,613	1,627	(14)
Data processing	693	585	108	1,324	1,124	200
Marketing	440	565	(125)	888	1,186	(298)
Amortization and valuation of mortgage servicing rights	(99)	335	(434)	887	1,240	(353)
Amortization and valuation of other intangible assets	10	—	10	133	—	133
Supplies	166	141	25	352	309	43
Loss on sale of other real estate owned	313	(14)	327	531	18	513
Postage	117	124	(7)	284	300	(16)
Bankcard and ATM network fees	324	331	(7)	654	660	(6)
Legal, professional and accounting fees	613	312	301	981	591	390
FDIC insurance premiums	937	204	733	1,184	238	946
Other	686	806	(120)	1,603	1,386	217
	$9,647	$8,923	$724	$20,136	$18,326	$1,810

For the second quarter of 2009, other expenses increased $724 thousand (8.1%) to $9.6 million in 2009 from $8.9 million in the second quarter of 2008. FDIC insurance premiums increased $733 thousand (359.3%), reflecting an increase which was experienced industry-wide and not due to a change in the risk profile of the Bank (see further discussion below). Loss on sale of other real estate owned increased $327 thousand (2,335.7%) due to a higher volume of other real estate owned transactions and at lower returns due to the slower real estate market. Legal, professional and accounting fees increased $301 thousand (96.5%) primarily due to higher legal expenses associated with collection efforts. Amortization and valuation of mortgage servicing rights decreased $434 thousand (129.6%) primarily due to the recovery of impairment on these servicing rights previously recorded during the second quarter of 2009 due to the lower interest rate environment. Marketing expenses decreased $125 thousand (22.1%) due to an increase in advertising expenses from advertising campaigns in the second quarter of 2008 that was not repeated in the second quarter of 2009. Other expenses decreased $120 thousand (14.9%) mainly due to a decrease in interest rate contracts expenses associated with mortgage loan refinancing, due to a higher market value of these contracts at the end of the second quarter of 2009 compared to the end of the second quarter of 2008

For the first six months of 2009, other expenses increased $1.8 million (9.9%) to $20.1 million in 2009 from $18.3 million in the first six months of 2008. FDIC insurance premiums increased $946 thousand (397.5%), reflecting an increase which was experienced industry-wide (see further discussion below). Loss on sale of other real estate owned increased $513 thousand (2,850.0%) due to a higher volume of other real estate owned transactions and at lower returns due to the slower real estate market. Legal, professional and accounting fees increased $390 thousand (66.0%) primarily due to higher legal expenses associated with collection efforts. Amortization and valuation of mortgage servicing rights decreased $353 thousand (28.5%) primarily due to the recovery of impairment on these servicing rights previously recorded during the first six months of 2009 due to the lower interest rate environment. Marketing expenses decreased $298 thousand (25.1%) due to an increase in advertising expenses from advertising campaigns in the first six months of 2008 that was not repeated in the first six months of 2009.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions such as LANB will determine the initial base assessment rate using an equally-weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that resulted in an emergency special assessment equal to 5 basis points of total assets on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. In accordance with this special assessment, the Company expensed an additional $685 thousand in FDIC insurance premiums. The Company cannot provide any assurance as to the ultimate amount or timing of any further emergency special assessments, should any further special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

Income Taxes. In the second quarter of 2009, income tax expense decreased $3.0 million (188.3%) from the second quarter of 2008, decreasing from $1.6 million in 2008 to a benefit of $1.4 million in 2009. This was due to lower pretax income in the second quarter of 2009 compared to the second quarter of 2008. The effective tax rate increased from 36.6% to 43.6% between the two periods. The main reason for this increase in effective tax rate was due to the effect of the exercise of stock options, which was greater in 2008 than in 2009.

In the first six months of 2009, income tax expense decreased $2.7 million (82.0%) from the first six months, decreasing from $3.3 million in 2008 to $593 thousand in 2009. This was largely due to lower pretax income in the first six months of 2009 compared to the same period in 2008. The effective tax rate decreased from 37.1% in the first six months of 2008 compared to 29.4% for the same period in 2009. The main reason for this decrease in effective tax rate was due to the relatively larger amount of permanent book to tax differences, due to lower income in the first six months of 2009 compared to the first six months of 2008.

Financial Condition

General. Total assets at June 30, 2009 were $1.6 billion, an increase of $145.5 million (10.3%) from December 31, 2008. Cash and cash equivalents accounted for most of this change, increasing $99.6 million (394.4%) during the first six months of 2009. Net loans also increased $18.4 million (1.5%) during the same period. Total investment securities increased $7.2 million (6.1%) during the same period. Other real estate owned increased $5.3 million (225.7%) during the same period. A large portion of this increase was funded by the increase in deposits ($82.0 million) and the proceeds from the issuance of preferred shares under the CPP ($35.5 million). During the same period, total liabilities increased by $112.9 million (8.5%), increasing to $1.4 billion on June 30, 2009 from $1.3 billion on December 31, 2008. The increase in total liabilities was primarily due to an increase in deposits of $82.0 million (6.6%) and an increase in borrowings of $30.0 million (127.4%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $32.6 million (35.7%) to $123.9 million on June 30, 2009 compared to $91.3 million on December 31, 2008. The increase was primarily due to the issuance of $35.5 million in preferred shares to the Treasury under the CPP.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At June 30, 2009		At December 31, 2008		At June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$46,205	$47,586	$87,890	$90,187	$92,521	$91,020
States and political subdivisions	29,257	29,210	12,771	12,820	6,381	6,356
Mortgage-backed securities	32,290	31,366	—	—	—	—
Equity securities	—	—	1	—	1	2
Total securities available for sale	$107,752	$108,162	$100,662	$103,007	$98,903	$97,378
Securities Held to Maturity
Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,805	8,842	8,927	9,780	9,050	9,050
Total securities held to maturity	$8,805	$8,842	$8,927	$9,780	$9,050	$9,050
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,722	$6,722	$4,527	$4,527	$6,355	$6,355
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$7,838	$7,838	$5,643	$5,643	$7,471	$7,471

The Company had a total of $32.3 million in Collateralized Mortgage Obligations (“CMO”) as of June 30, 2009. All of these CMOs are private label issues and are considered “Investment Grade” (rating of “BBB” or higher). At the time of purchase, the ratings of these securities ranged from AAA to Aaa. As of June 30, 2009, the ratings of these securities ranged from AAA to Baa3. At the time of purchase and on a monthly basis these securities are reviewed for impairment on an other than temporary basis. As of June 30, 2009, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At June 30, 2009		At December 31, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$119,780	9.50%	$116,588	9.46%	$114,202	9.51%
Commercial real estate	433,744	34.40	412,184	33.43	401,710	33.46
Residential real estate	438,715	34.80	388,776	31.54	371,756	30.96
Construction real estate	208,116	16.51	254,444	20.64	250,611	20.87
Installment and other	60,385	4.79	60,746	4.93	62,446	5.20
Total loans	1,260,740	100.00	1,232,738	100.00	1,200,725	100.00
Unearned income	(2,143)		(2,204)		(1,995)
Gross loans	1,258,597		1,230,534		1,198,730
Allowance for loan losses	(24,864)		(15,230)		(13,866)
Net loans	$1,233,733		$1,215,304		$1,184,864

The Company continues its long-standing commitment to prudently lend in its market areas. Total loans increased $28.0 million (2.3%) from December 31, 2008 to June 30, 2009, increasing to $1.3 billion from $1.2 billion between the two periods. The increase was primarily in the residential real estate and commercial real estate loan portfolios. During the same period, there was a decrease in the construction real estate and installment and other loan portfolios. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K (as amended) for the year ending December 31, 2008 filed with the SEC on March 16, 2009.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2009	At December 31, 2008	At June 30, 2008
	(Dollars in thousands)
Non-accruing loans	$60,506	$33,387	$32,801
Loans 90 days or more past due, still accruing interest	—	—	—
Restructured loans, still accruing interest	1,548	940	753
Total non-performing loans	62,054	34,327	33,554
Other real estate owned	7,668	2,354	2,252
Other repossessed assets	411	692	481
Total non-performing assets	$70,133	$37,373	$36,287
Total non-performing loans to total loans	4.92%	2.78%	2.79%
Allowance for loan losses to non-performing loans	40.07%	44.37%	41.32%
Total non-performing assets to total assets	4.49%	2.64%	2.55%

At June 30, 2009, total non-performing assets increased $32.8 million (87.7%) to $70.1 million from $37.4 million at December 31, 2008, primarily due to an increase in non-accruing loans of $27.1 million (81.2%) and an increase in other real estate owned of $5.3 million (225.7%). Non-accruing loans increased mainly due to an increase in non-accruing construction real estate loans of $10.5 million, an increase in non-accruing residential real estate loans of $9.9 million, an increase in non-accruing commercial real estate loans of $6.7 million, an increase in non-accruing consumer and other loans of $967 thousand. Partially offsetting these increases was a decrease in non-accruing commercial non-real estate loans of $1.0 million. Other real estate owned increased mainly due to an increase in foreclosed construction real estate properties. There was $577 thousand in specifically identified losses in the non-accrual loans that has not already been charged-off. As of June 30, 2009, all other collateral-dependent impaired loans have been charged down to the collateral value, less selling costs. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured totaled $5.8 million and $4.3 million as of June 30, 2009 and December 31, 2008, respectively. Those restructured loans considered performing loans totaled $1.5 million and $940 thousand as of June 30, 2009 and December 31, 2008, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$17,963	$13,952	$15,230	$13,533
Provision for loan losses	12,632	1,200	16,793	2,250
Total charge-offs	(5,791)	(1,479)	(7,310)	(2,201)
Total recoveries	60	193	151	284
Net charge-offs	(5,731)	(1,286)	(7,159)	(1,917)
Balance at end of period	$24,864	$13,866	$24,864	$13,866

Gross loans at end of period	$1,258,597	$1,198,730	$1,258,597	$1,198,730
Ratio of allowance to total loans	1.97%	1.15%	1.97%	1.15%
Ratio of net charge-offs to average loans(1)	1.89%	0.43%	1.15%	0.33%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2009 totaled $5.7 million, an increase of $4.4 million (345.6%), from $1.3 million for the three months ended June 30, 2008. The majority of the net charge-offs were construction real estate ($3.1 million), commercial non-real estate ($1.4 million), residential real estate ($791 thousand) and installment and other ($379 thousand) loans. The increase in net charge-offs for the first six months of 2009 was primarily due to an increase of charge-offs in the construction real estate and commercial non-real estate portfolios. The provision for loan losses increased $11.4 million (952.7%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Net charge-offs for the six months ended June 30, 2009 totaled $7.2 million, an increase of $5.2 million (273.4%), from $1.9 million for the six months ended June 30, 2008. The majority of the charge-offs were construction real estate ($3.3 million), commercial non-real estate ($1.9 million), residential real estate ($1.1 million) and installment and other ($791 thousand) loans. The increase in net charge-offs for the first six months of 2009 was primarily due to an increase of charge-offs in the construction real estate and commercial non-real estate portfolios. The provision for loan losses increased $14.5 million (646.4%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2009		At December 31, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,483	9.50%	$2,200	9.46%	$3,495	9.51%
Commercial and residential real estate	7,725	69.20	5,215	64.97	4,103	64.42
Construction real estate	9,146	16.51	6,512	20.64	5,073	20.87
Installment and other	3,510	4.79	1,303	4.93	1,195	5.20
Total	$24,864	100.00%	$15,230	100.00%	$13,866	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $11.0 million (79.3%) from June 30, 2008 to June 30, 2009. This was mainly due to an increase in the allowance allocated to construction real estate, commercial and residential real estate, and installment and other loans. The allocation for construction real estate loans increased $4.1 million (80.3%) mainly due to an increase in the allocation for qualitative adjustments of $2.3 million and an increase in historical loss experience (based on regression analysis) of $1.8 million. These increases were partially offset by a decrease in specifically identified loans of $81 thousand. The allocation for commercial and residential loans increased $3.6 million (88.3%) from June 30, 2008 to June 30, 2009, mainly due to an increase in the allocation for qualitative adjustments of $2.3 million and an increase in the allocation for historical loss experience (based on regression analysis) of $1.5 million. These increases were partially offset by a decrease in specifically identified loans of $211 thousand. The allocation for installment and other loans increased $2.3 million (193.7%), mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $1.2 million and an increase in the allocation for qualitative adjustments of $1.1 million. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of June 30, 2009 were $46.6 million. Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, with the exception of loans identified as doubtful in the construction loan portfolio for a specifically identified loss allocation of $577 thousand.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline. Overall, management’s outlook for the New Mexico economy in 2009 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in advance of other areas of the country. Nonfarm employment growth was -0.3% in 2008, and is expected to be -0.2% in 2009. Housing construction overall is expected to remain depressed throughout the remainder of 2009, but experience a modest recovery toward the middle of 2010.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At June 30, 2009	At December 31, 2008	At June 30, 2008
	(Dollars in thousands)
Performing loans classified as:
Substandard	$62,187	$38,815	$12,152
Doubtful	—	—	9
Total performing adversely classified loans	$62,187	$38,815	$12,161
Special mention loans	$5,418	$24,836	$25,703

Total performing adversely classified assets increased $50.0 million (411.7%) from June 30, 2008 to June 30, 2009. The reason for the increase was an increase of $50.0 million in substandard loans. This was primarily due to the downgrading of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding tables) loan concentrations, as well as downgrading several loan relationships in the commercial real estate loan portfolio. Special mention loans decreased $20.3 million (78.9%) between June 30, 2008 and June 30, 2009, primarily due to downgrades of credits from the special mention grade to substandard in the residential development of infrastructure, construction of speculative housing and residential developed lots concentrations. All of these loans are collateralized by real estate, and in many cases the loans have personal guarantees and additional collateral. As of June 30, 2009, the underlying collateral was deemed adequate so that no impairment was recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $11.0 million and $15.9 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Net cash provided by operating activities decreased $4.9 million in the first six months of 2009 compared to the first six months of 2008 largely due to an increase in the origination of loans held for sale, net of sales, of $8.0 million, and an increase in cash used by other assets of $3.9 million. This was partially offset by an increase in cash provided by net income, net of adjustments for non-cash items, of $6.3 million, and an increase in cash provided by other liabilities of $1.1 million. Net cash used in investing activities was $(55.9) million and ($31.0) million for the six months ended June 30, 2009 and June 30, 2008, respectively. The $24.9 million increase in cash used in investing activities was largely due to a decrease in the proceeds from the maturities and paydowns of investment securities of $58.7 million, an increase in loans funded, net of repayments of $12.9 million, and a decrease in the proceeds from the sale of investment securities of $6.1 million. These items were partially offset by a decrease in cash used in the purchase of investment securities of $55.3 million Net cash provided by financing activities was $144.5 million and $10.0 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The $134.5 million increase in cash provided by financing activities was mainly due to an increase in cash provided by net growth of deposits of $68.4 million, the issuance of preferred stock of $35.5 million and an increase in cash provided by the issuance of borrowings of $30.0 million.

The most significant growth in deposits from December 31, 2008 to June 30, 2009 occurred in time deposits over $100,000 ($99.3 million), with smaller growth in time deposits under $100,000 ($8.3 million) and MMDA accounts ($2.9 million). There was a decline in savings accounts ($17.9 million), NOW accounts ($5.5 million), and DDA accounts ($5.0 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $112.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and have the ability to borrow from the FHLB up to a total of $155.2 million in additional funds. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2009 Trinity’s total risk-based capital ratio was 14.46%, the Tier 1 capital to risk-weighted assets ratio was 13.19%, and the Tier 1 capital to average assets ratio was 10.19%. At December 31, 2008, Trinity’s total risk-based capital ratio was 11.80%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.35%.

At June 30, 2009, the Bank’s total risk-based capital ratio was 13.64%, the Tier 1 capital to risk-weighted assets ratio was 12.38%, and the Tier 1 capital to average assets ratio was 9.54%. At December 31, 2008, the Bank’s total risk-based capital ratio was 11.33%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.34%. The Bank was categorized as “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2009 and December 31, 2008.

At June 30, 2009 and December 31, 2008, Trinity’s book value per common share was $14.03 and $14.16.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2009, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2009 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of June 30, 2009:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$516,778	$402,258	$276,512	$63,049	$1,258,597
Loans held for sale	12,537	—	—	—	12,537
Investment securities	15,824	9,493	73,256	25,116	123,689
Securities purchased under agreements to resell	821	—	—	—	821
Interest-bearing deposits with banks	97,470	11,081	—	—	108,551
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$643,616	$422,832	$349,768	$89,095	$1,505,311

Interest-bearing Liabilities:
NOW deposits	$41,000	$75,281	$—	$—	$116,281
Money market deposits	79,605	99,525	—	—	179,130
Savings deposits	136,850	181,313	—	—	318,163
Time deposits over $100,000	115,946	227,945	73,453	5,936	423,280
Time deposits under $100,000	50,358	134,680	24,773	3,198	213,009
Short-term borrowings	20,000	20,000	—	—	40,000
Long-term borrowings	9	27	11,100	2,377	13,513
Capital lease obligations	—	—	—	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$449,954	$738,771	$109,326	$44,652	$1,342,703
Rate sensitive assets (RSA)	$643,616	$1,066,448	$1,416,216	$1,505,311	1,505,311
Rate sensitive liabilities (RSL)	449,954	1,188,725	1,298,051	1,342,703	1,342,703
Cumulative GAP (GAP=RSA-RSL)	193,662	(122,277)	118,165	162,608	162,608
RSA/Total assets	41.17%	68.22%	90.60%	96.30%	96.30%
RSL/Total assets	28.78%	76.05%	83.04%	85.90%	85.90%
GAP/Total assets	12.39%	-7.82%	7.56%	10.40%	10.40%
GAP/RSA	30.09%	-11.47%	8.34%	10.80%	10.80%

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

Based on simulation modeling at June 30, 2009 and December 31, 2008, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

Changes in	At June 30, 2009		At December 31, 2008
Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(4,507)	(8.25)%	$(1,084)	(2.11)%
+1.00	(3,010)	(5.51)	257	0.50
(1.00)	(611)	(1.21)	(627)	(4.27)
(2.00)	(1,158)	(2.12)	(1,177)	(2.29)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at June 30, 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009, we repurchased the following securities:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
April 1-April 30, 2009	—		$—	—	$—
May 1-May 31, 2009	—		—	—	—
June 1-June 30, 2009	21,764	(1), (2)	21.75	—	—
Total	21,764		$21.75	—	$—

_________________________

(1)

Of the shares repurchased in the second quarter of 2009, 8,534 were related to Employee Stock Ownership Plan participants exercising the put option on the stock held in the plan.  Under this put option, Trinity has up to five years to repurchase the shares from the participants at the last appraised value of the stock.  Trinity elected to repurchase these shares immediately from the plan participants.

(2)

In connection with the exercise of options by an executive officer, on June 10, 2009, the executive officer delivered 13,230 shares of common stock to the Company to pay for a portion of the exercise price of the options and the withholding taxes associated with the exercise.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 21, 2009, Jeffrey F. Howell, Arthur B. Montoya, Jr. and Stanley D. Primak were elected to serve as Class III Directors of the Company until the 2012 Annual Meeting. Continuing as Class I Directors, with a term expiring in 2010, are: William C. Enloe, Deborah U. Johnson, Lewis A. Muir and Charles A. Slocomb. Continuing as Class II Directors, with a term expiring in 2011, are: Jerry Kindsfather, Steve W. Wells, and Robert P. Worcester. In addition, the shareholders ratified the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 and approved an advisory resolution on the 2008 compensation of the Company's executive officers.

The voting for each matter was as follows:

1.	Election of directors:

NOMINEE	FOR	WITHHOLD
Jeffrey F. Howell	4,364,919 (98.58%)	62,799 (1.41%)
Arthur B. Montoya, Jr.	4,404,096 (99.46%)	23,622 (0.53%)
Stanley D. Primak	4,400,746 (99.39%)	26,972 (0.60%)

2.	Ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
4,400,479 (99.38%)	1,681 (0.03%)	25,558 (0.57%)

3.	Approval of the advisory resolution on the 2008 compensation of the Company's Named Executive Officers:

For	Against	Abstain
4,292,205 (96.93%)	53,030 (1.19%)	82,483 (1.86%)

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 17, 2009	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 17, 2009	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer