Form 10-Q
period 2009-09-30
TRINITY CAPITAL CORP
filed 2009-11-10
CIK 99771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer [ X ]
Non-Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☐  Yes  [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,440,784 shares of common stock, no par value, outstanding as of November 9, 2009.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$17,866	$18,259
Interest-bearing deposits with banks	163,381	6,800
Federal funds sold and securities purchased under resell agreements	487	203
Cash and cash equivalents	181,734	25,262
Investment securities available for sale	104,536	103,007
Investment securities held to maturity, at amortized cost (fair value of $9,032 at September 30, 2009 and $9,780 at December 31, 2008)	8,747	8,927
Other investments	7,601	5,643
Loans (net of allowance for loan losses of $24,878 at September 30, 2009 and $15,230 at December 31, 2008)	1,204,590	1,215,304
Loans held for sale	8,050	8,603
Premises and equipment, net	31,730	24,406
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	7,016	7,889
Mortgage servicing rights, net	7,038	5,271
Other intangible assets	559	759
Other real estate owned	9,028	2,354
Other assets	12,081	8,091
Total assets	$1,584,921	$1,417,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$87,908	$84,038
Interest-bearing	1,288,040	1,167,556
Total deposits	1,375,948	1,251,594
Short-term borrowings	20,000	—
Long-term borrowings	13,503	23,532
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	5,399	5,821
Other liabilities	4,822	6,168
Total liabilities	1,458,999	1,326,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

(Continued from prior page)

	September 30, 2009	December 31, 2008
	(Unaudited)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 614,982 shares and 602,514 shares at September 30, 2009 and December 31, 2008, respectively, at fair value	$13,837	$13,105
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at September 30, 2009, $1,000.00 liquidation value, at amortized cost	33,545	—
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at September 30, 2009, $1,000.00 liquidation value, at amortized cost	2,085	—
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,440,784 and 6,448,548 at September 30, 2009 and December 31, 2008, respectively	6,836	6,836
Additional paid-in capital	1,832	1,797
Retained earnings	77,592	79,233
Accumulated other comprehensive gain	1,409	1,419
Total stockholders' equity before treasury stock	123,299	89,285
Treasury stock, at cost, 416,016 shares and 408,252 shares at September 30, 2009 and December 31, 2008, respectively	(11,214)	(11,105)
Total stockholders' equity	112,085	78,180
Total liabilities and stockholders' equity	$1,584,921	$1,417,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$17,758	$19,313	$55,748	$59,510
Investment securities:
Taxable	960	597	2,104	2,274
Nontaxable	280	181	760	572
Federal funds sold	—	20	1	131
Other interest-bearing deposits	107	111	193	551
Investment in unconsolidated trusts	26	22	68	66
Total interest income	19,131	20,244	58,874	63,104
Interest expense:
Deposits	4,953	7,428	14,886	24,479
Short-term borrowings	250	62	502	707
Long-term borrowings	120	287	644	865
Long-term capital lease obligations	67	67	201	201
Junior subordinated debt owed to unconsolidated trusts	689	722	2,095	2,198
Total interest expense	6,079	8,566	18,328	28,450
Net interest income	13,052	11,678	40,546	34,654
Provision for loan losses	4,000	1,840	20,793	4,090
Net interest income after provision for loan losses	9,052	9,838	19,753	30,564
Other income:
Mortgage loan servicing fees	643	607	1,865	1,838
Trust fees	383	270	1,088	763
Loan and other fees	704	668	2,023	1,957
Service charges on deposits	424	438	1,284	1,301
Gain on sale of loans	1,553	356	7,048	1,722
Gain on sale of securities	208	—	942	555
Title insurance premiums	256	187	1,121	661
Other operating income	68	32	323	230
Total other income	4,239	2,558	15,694	9,027

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands except share and per share data)

(Unaudited)

(Continued from prior page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other expenses:
Salaries and employee benefits	$4,967	$4,522	$14,669	$14,169
Occupancy	811	854	2,424	2,481
Data processing	718	606	2,042	1,730
Marketing	310	357	1,198	1,543
Amortization and valuation of mortgage servicing rights	909	675	1,796	1,915
Amortization and valuation of other intangible assets	67	—	200	—
Supplies	93	81	445	390
Loss on sale of other real estate owned	86	77	617	95
Postage	142	165	426	465
Bankcard and ATM network fees	371	264	1,025	924
Legal, professional and accounting fees	724	393	1,705	984
FDIC insurance premiums	477	203	1,661	441
Other	1,178	544	2,781	1,930
Total other expense	10,853	8,741	30,989	27,067
Income before income taxes	2,438	3,655	4,458	12,524
Income taxes	1,116	1,359	1,709	4,647
Net income	$1,322	$2,296	$2,749	$7,877
Dividends and discount accretion on preferred shares	529	—	1,081	—
Net income available to common shareholders	$793	$2,296	$1,668	$7,877
Basic earnings per common share	$0.12	$0.35	$0.26	$1.21
Diluted earnings per common share	$0.12	$0.35	$0.26	$1.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$2,749	$7,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,880	1,807
Net amortization of:
Mortgage servicing rights	1,928	2,099
Other intangible assets	200	—
Premium and discounts on investment securities, net	(56)	805
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	10
Provision for loan losses	20,793	4,090
Change in mortgage servicing rights valuation allowance	(132)	(184)
Loss on disposal of premises and equipment	3	1
(Gain) loss on sale of investment securities	(942)	(555)
Federal Home Loan Bank (FHLB) stock dividends received	(5)	(91)
Loss on venture capital investments	286	113
Gain on sale of loans	(7,048)	(1,722)
Loss on disposal of other real estate owned	347	80
Write-down of value of other real estate owned	283	30
(Increase) in other assets	(3,125)	(521)
Increase in other liabilities	564	(302)
Release of Employee Stock Ownership Plan (ESOP) shares	—	324
Stock options and stock appreciation rights expenses	110	163
Tax benefit recognized for exercise of stock options	(10)	(43)
Net cash provided by operating activities before originations and gross sales of loans	17,835	13,981
Gross sales of loans held for sale	347,487	118,585
Origination of loans held for sale	(343,449)	(108,819)
Net cash provided by operating activities	21,873	23,747

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$8,842	$66,793
Proceeds from maturities and paydowns of investment securities, held to maturity	180	165
Proceeds from maturities and paydowns of investment securities, other	378	1,829
Proceeds from sale of investment securities, available for sale	45,004	48,980
Purchase of investment securities available for sale	(54,389)	(110,083)
Purchase of investment securities other	(2,617)	(91)
Proceeds from sale of other real estate owned	4,715	835
Loans funded, net of repayments	(20,997)	(47,331)
Purchases of loans	(1,101)	—
Purchases of premises and equipment	(9,207)	(2,159)
Net cash (used in) investing activities	(29,192)	(41,062)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	16,048	100,448
Net increase (decrease) in time deposits	108,306	(22,695)
Proceeds from issuances of borrowings	30,000	—
Repayment of borrowings	(20,029)	(40,027)
Repayment of ESOP debt	—	(271)
Purchase of treasury stock	(473)	(1,077)
Issuance of common stock for stock option plan	290	323
Issuance of preferred stock	35,539	—
Common shares dividend payments	(5,157)	(5,190)
Preferred shares dividend payments	(743)	—
Tax benefit recognized for exercise of stock options	10	43
Net cash provided by financing activities	163,791	31,554
Net increase in cash and cash equivalents	156,472	14,239
Cash and cash equivalents:
Beginning of period	25,262	45,524
End of period	$181,734	$59,763

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

(Continued from prior page)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$18,750	$28,400
Income taxes	5,150	5,947
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	12,019	1,821
Dividends declared, not yet paid	247	—
Change in unrealized gain on investment securities, net of taxes	(10)	(1,176)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”) and on July 13, 2009 the Bank assigned 2% of its interests to the other members of the company. This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements. In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to transfer the assets of Allocca & Brunett to the Bank over the next three months.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and initial recording and subsequent valuation for impairment of mortgage servicing rights.

Certain items have been reclassified from prior period presentations in conformity with the current classification. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2009, the date the financial statements were issued.

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited; in thousands)
Net income	$1,322	$2,296	$2,749	$7,877
Securities available for sale:
Net change in unrealized gains (losses)	2,131	465	930	(622)
Related income tax (expense) benefit	(856)	(183)	(359)	261
Net securities gains reclassified into earnings	(208)	—	(942)	(555)
Related income tax benefit	95	—	361	206
Net effect on other comprehensive income for the period	1,162	282	(10)	(710)
Comprehensive income	$2,484	$2,578	$2,739	$7,167

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited; in thousands, except share and per share data)
Net income	$1,322	$2,296	$2,749	$7,877
Dividends and discount accretion on preferred shares	529	—	1,081	—
Net income available to common shareholders	$793	$2,296	$1,668	$7,877
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(416,017)	(381,819)	(411,358)	(368,494)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	—	—	(804)
Weighted average common shares outstanding, net	6,440,783	6,474,981	6,445,442	6,487,502
Basic earnings per common share	$0.12	$0.35	$0.26	$1.21
Weighted average dilutive shares from stock option plan	10,455	20,573	8,776	22,443
Weighted average common shares outstanding including derivative shares	6,451,238	6,495,554	6,454,218	6,509,945
Diluted earnings per common share	$0.12	$0.35	$0.26	$1.21

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 315,500 and 262,500 as of September 30, 2009 and September 30, 2008, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

ASC Topic 105, "Accounting Standards Codification." On July 1, 2009, the FASB issued Accounting Standards Codification (ASC) 105. This Statement establishes the ASCas the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Management has implemented SFAS 168 as of September 30, 2009 and adoption did not have a significant impact on the Company's financial statements.

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

ASC Topic 320, Investments – Debt and Equity Securities. In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends FASB ASC 320-10, "Investments - Debt and Equity Securities."This new guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

ASC 820, "Fair Value Measurements and Disclosures." Also in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which amends FASB ASC 820. This new guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the pre-existing statement of the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the new provisions did not have a material impact on the Company’s financial statements.

ASC Topic 825, "Financial Instruments." Also in April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB ASC 825. This new authoritative accounting guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends guidance, to require those disclosures in summarized financial information at interim reporting periods. Under the new guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures required are included in the Company’s interim financial statements beginning with the second quarter of 2009. Since this change only resulted in the additional disclosure of information, adoption did not have a significant impact on the Company’s financial statements.

ASC Topic 855, "Subsequent Events." In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165), which amends FASB ASC 855-10. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance provides:

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

The guidance became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements.

ASC Topic 860, "Transfers and Servicing" and ASC Topic 810, "Accounting Consolidation of Variable Interest Entities." In June 2009 the FASB issued the following two standards, both of which amend FASB ASC 860-10 and 810-10, which change the way entities account for securitizations and special-purpose entities:

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

The guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Management is currently evaluating the provisions of the new guidance and their potential effect on its financial statements.

Note 5. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
U.S. Government sponsored agencies	$48,058	$1,548	$—	$49,606
States and political subdivisions	26,144	631	(34)	26,741
Mortgage-backed securities	28,001	486	(298)	28,189
Totals	$102,203	$2,665	$(332)	$104,536

December 31, 2008
U.S. Government sponsored agencies	$87,890	$2,297	$—	$90,187
States and political subdivisions	12,771	86	(37)	12,820
Equity securities	1	—	(1)	—
Totals	$100,662	$2,383	$(38)	$103,007

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
States and political subdivisions	$8,747	$616	$(331)	$9,032
Totals	$8,747	$616	$(331)	$9,032

December 31, 2008
States and political subdivisions	$8,927	$1,179	$(326)	$9,780
Totals	$8,927	$1,179	$(326)	$9,780

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$6,485	$—	$—	$6,485
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$7,601	$—	$—	$7,601

December 31, 2008
Non-marketable equity securities (including FRB and FHLB stock)	$4,527	$—	$—	$4,527
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$5,643	$—	$—	$5,643

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Gross realized gains	$208	$—	$942	$555
Gross realized losses	—	—	—	—
Net gains	$208	$—	$942	$555

A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2009 and December 31, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2009
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	4,257	(34)	—	—	4,257	(34)
Mortgage-backed securities	12,282	(298)	—	—	12,282	(298)
Equity securities	—	—	—	—	—	—
Totals	$16,539	$(332)	$—	$—	$16,539	$(332)

December 31, 2008
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	947	(37)	947	(37)
Equity securities	1	(1)	—	—	1	(1)
Totals	$1	$(1)	$947	$(37)	$948	$(38)

No securities held as of September 30, 2009 had unrealized losses for twelve months or longer. The $37 thousand unrealized losses in available for sale securities twelve months or longer as of December 31, 2008 relates to unrealized losses on securities issued by local municipal issues with an S&P quality rating of AAA. The Company has the ability to hold these securities until they mature and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost.

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2009
States and political subdivisions	$1,212	$(331)	$—	$—	$1,212	$(331)
Totals	$1,212	$(331)	$—	$—	$1,212	$(331)

December 31, 2008
States and political subdivisions	$1,315	$(326)	$—	$—	$1,315	$(326)
Totals	$1,315	$(326)	$—	$—	$1,315	$(326)

No securities held as of September 30, 2009 or December 31, 2009 had unrealized losses for twelve months or longer.

The amortized cost and fair value of investment securities as of September 30, 3009 by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$6,305	$6,340	$—	$—	$100	$100
One to five years	56,734	58,467	—	—	—	—
Five to ten years	9,172	9,486	—	—	—	—
Over ten years	29,992	30,243	8,747	9,032	1,116	1,116
Equity investments with no stated maturity	1	—	—	—	4,427	4,427
Totals	$102,203	$104,536	$8,747	$9,032	$5,643	$5,643

Securities with carrying amounts of $26.2 million and $26.5 million at September 30, 2009 and September 30, 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

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

The Company is required by FASB ASC Topic 718, "Compensation" to recognize compensation expense for share-based compensation. The Company uses the Black-Scholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights. Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price. Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company. Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.

There were no stock incentives granted during the three or nine months ended September 30, 2009 or 2008.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of September 30, 2009, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	435,395	$26.58
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	—	—
Outstanding at September 30, 2009	421,395	$26.80	3.00	$1,780
Exercisable at September 30, 2009	237,895	$26.37	3.70	$1,047

There were no stock options exercised during the three months ended September 30, 2009. Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share during the nine months ended September 30, 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and September 30, 2008 was $52 thousand and $62 thousand, respectively.

As of September 30, 2009, there was $294 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average vesting period of 2.10 years. In the three month period ended September 30, 2009, $37 thousand was expensed for stock appreciation rights that will vest in 2011 and 2012.

Certain restrictions on future grants of share based compensation have been imposed by the U. S. Treasury as part of its Capital Purchase Program (“CPP”). These limitations include restrictions on the amount that may be granted (no more than 1/3 of the executive's annual compensation), the type (restricted stock only may be granted to executives) and vesting (such grants may not vest prior to the repayment of the CPP funds). Interim Final Rules were issued by the Treasury on June 10, 2009, and were made immediately effective. Because Trinity historically granted stock options and stock appreciation rights to certain of its executive officers and the rules as presented will prohibit continuing those grants, Trinity is evaluating its incentive compensation for executive officers and it is likely that Trinity will change its program during the time Trinity retains CPP funds.

Note 7. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $20.0 million as of September 30, 2009. There were no such advances outstanding as of December 31, 2008. As of September 30, 2009, the advances had a fixed interest rate of 4.67%.

Note 8. Long-Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $13.5 million as of September 30, 2009 and $23.5 million as of December 31, 2008. As of September 30, 2009, the advances had fixed interest rates ranging from 2.57% to 6.34%.

Note 9. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and has completed building a Bank office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank. The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009. The ground lease has an 8 year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease. The ground lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. Lease payments for each of the three months ended September 30, 2009 and 2008 were $46 thousand. Lease payments for each of the nine months ended September 30, 2009 and 2008 were $139 thousand.

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2009.

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	3.05% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.05% (variable	)	6.88%	6.83%

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

Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (VIEs) under FASB ASC Topic 810, "Consolidation." Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. In April 2009, this five-year transition period was extended for an additional year. As of September 30, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $406 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended September 30, 2009 and 2008, $3 thousand of these issuance costs were amortized. During each of the nine month periods ended September 30, 2009 and 2008, $10 thousand of these issuance costs were amortized. Unamortized issuance costs were $287 thousand and $297 thousand at September 30, 2009 and December 31, 2008, respectively. There was no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $197 thousand and $485 thousand on September 30, 2009 and December 31, 2008, respectively.

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

At September 30, 2009 and December 31, 2008, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2009	December 31, 2008
	(In thousands)
Unfunded commitments under lines of credit	$166,943	$201,001
Commercial and standby letters of credit	17,682	20,468

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public and private borrowing arrangements. Typically, letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the credit-related commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2009 and December 31, 2008, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $26 thousand and $38 thousand as of September 30, 2009 and December 31, 2008, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid as of September 30, 2009 was $247 thousand.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During the three months ended September 30, 2009, a net amount of $44 thousand was accreted to equity. During the nine months ended September 30, 2009, a net amount of $91 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the three months ended September 30, 2009, the total of these two amounts was $529 thousand. During the nine months ended September 30, 2009, the total of these two amounts was $1.1 million.

Note 13. Litigation

Trinity, the Bank, Title Guaranty, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, were material to the Company’s consolidated financial condition.

Note 14. Fair Value Measurements

Effective January 1, 2008, the Company adopted the FASB ASC Topic 820 provisions regarding fair value measurements for financial assets and financial liabilities. The Company’s valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3- Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Foreign currency in vault	$383	$—	$—	$383
Securities available for sale	—	104,536	—	104,536
Derivative assets	—	149	—	149
Derivative liabilities	—	(357)	—	(357)

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

Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of amortized cost or current market value, and a valuation allowance reflects any unrealized market value losses, offset to an expense account. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2009:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$11,725	$11,725
Loans held for sale	—	210	—	210
Mortgage servicing rights	—	—	2,872	2,872
Foreclosed assets	—	—	9,028	9,028

Fair value measurements for impaired loans are performed pursuant to FASB ASC Topic 310, "Loans" and are based upon one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. A loan may be considered impaired, but the value is considered sufficient to support a fair value equal to or greater than the carrying value of the loan, and no specific reserve is deemed necessary to record such impairment. In addition, impaired loans are generally written down to the impaired value rather than carrying a specific allocation in the reserve for loan losses. There were no allocations for specifically identified loans on September 30, 2009 or December 31, 2008. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. All other impaired loans included in the table above have been charged down to estimated fair value.

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

During the third quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $2.3 million and $12.0 million (utilizing Level 3 valuation inputs) during the three and nine months ended September 30, 2009, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $269 thousand and $2.2 million, in each respective period. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $42 thousand and $1.8 million in foreclosed assets were remeasured at fair value during the three and nine months ended September 30, 2009, respectively, resulting in a charge of $13 thousand and $283 thousand to current earnings in each respective period.

In accordance with FASB ASC 820, "Fair Value Measurements," below is a table on fair values of financial instruments as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$17,866	$17,866	$18,259	$18,259
Interest-bearing deposits with banks	163,381	163,165	6,800	6,800
Federal funds sold and securities purchased under resell agreements	487	487	203	203
Investments:
Available for sale	104,536	104,536	103,007	103,007
Held to maturity	8,747	9,032	8,927	9,780
Other investments	7,601	7,601	5,643	5,643
Loans, net	1,204,590	1,208,276	1,215,304	1,234,426
Loans held for sale	8,050	8,722	8,603	8,716
Accrued interest receivable	7,016	7,016	7,889	7,889
Mortgage servicing rights	7,038	7,574	5,271	5,730
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	192	192	58	58

Financial Liabilities:
Non-interest bearing deposits	$87,908	$87,908	$84,038	$84,038
Interest-bearing deposits	1,288,040	1,293,015	1,167,556	1,171,202
Short-term borrowings	20,000	20,402	—	—
Long-term borrowings	13,503	15,007	23,532	25,148
Junior subordinated debt owed to unconsolidated trusts	37,116	23,061	37,116	19,015
Accrued interest payable	5,399	5,399	5,821	5,821
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	16	16	118	118

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$—	$26	$—	$38

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

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares; net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. Net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares represent net income on the core operations of the Company. The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in our portfolio and the probability that a charge-off will occur in the upcoming quarter; (2) losses probable in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have probable losses; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes.

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

During the three and nine month period ending September 30, 2009, the Company has experienced continued deterioration in asset quality, as measured by non-performing assets and classified loans that are still performing. As the Company has consistently maintained a high percentage of real-estate loans, the weak real estate market in the areas of the Company’s operations has resulted in a significant number of loans being downgraded or placed on non-accrual status. Management remains concerned about possible losses in its real estate loan portfolio. Management deemed the additional allocations during 2009 to be a necessary and prudent step to reserve against probable losses indicated by the continued deterioration in asset quality. Management will continue to closely monitor asset quality in general and real estate loan quality in particular and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of September 30, 2009, mortgage loans serviced for others totaled $1.0 billion. The net carrying amount of the MSRs on these loans total $7.0 million as of September 30, 2009. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights asset follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$8,305	$7,824	$6,908	$8,250
Servicing rights originated and capitalized	877	252	3,563	1,247
Amortization	(639)	(678)	(1,928)	(2,099)
	$8,543	$7,398	$8,543	$7,398

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$(1,235)	$(3)	$(1,637)	$(184)
Aggregate reductions credited to operations	—	3	1,250	1,347
Aggregate additions charged to operations	(270)	—	(1,118)	(1,163)
	$(1,505)	$—	$(1,505)	$—

The fair values of the MSRs were $7.6 million and $5.7 million on September 30, 2009 and December 31, 2008, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of September 30, 2009, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of September 30, 2009, December 31, 2008 and September 30, 2008:

	September 30, 2009	December 31, 2008	September 30, 2008
Prepayment Standard Assumption (PSA) speed	297.00%	390.00%	181.00%
Discount rate	10.76	10.76	10.26
Earnings rate	2.75	3.50	4.00

Overview

The Company’s net income available to common shareholders increased by $3.1 million (134.0%) from the quarter ended June 30, 2009 to the quarter ended September 30, 2009. In addition, the Company’s net income available to common shareholders decreased $1.5 million (65.5%) from the third quarter of 2008 to the third quarter of 2009. The increase from the second quarter of 2009 was mainly due to a decrease in the provision for loan losses. The decrease from the third quarter of 2008 was primarily due to an increase in non-interest expense and an increase in the provision for loan losses, which was partially offset by an increase in non-interest income and an increase in net interest income. Total assets grew $167.2 million (11.8%) from December 31, 2008 to September 30, 2009.

Results of Operations

General. The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $6.4 million during the third quarter of 2009, compared to net operating income of $5.5 million during the same period in 2008. This represented an increase of $943 thousand (17.2%). However, net income available to common shareholders for the third quarter of 2009 decreased to $793 thousand or $0.12 diluted earnings per share, compared to $2.3 million or $0.35 diluted earnings per share for the same period in 2008, a decrease of $1.5 million (65.5%) in net income and a decrease in earnings per share of $0.23 (65.7%). This decrease in net income was primarily due to an increase in the provision for loan losses of $2.2 million (117.4%) and an increase in non-interest expense of $2.1 million (24.2%). The provision for loan losses increased pursuant to management’s loan loss reserve analysis, which indicated that it would be prudent to increase the allowance to help insure that probable losses inherent in the Bank’s loan portfolio are adequately covered. The increased provision for loan losses was indicated based upon the continued deterioration of the Bank’s asset quality and the general economic conditions nationally and locally. For further information on the provision for loan losses, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” above. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits expenses, due to an increase in the number of employees and normal annual raises. Also in non-interest expenses there was a decrease in the valuation of interest rate lock commitment contracts associated with commitments to sell mortgage loans to FNMA. This expense was mainly due to an increase in interest rate contracts expenses associated with mortgage loan refinancing, due to a lower market value of these contracts at the end of the third quarter of 2009 compared to the end of the third quarter of 2008. These items were partially offset by an increase in non-interest income of $1.7 million (65.7%) and an increase in net interest income of $1.4 million (11.8%). The increase in non-interest income was primarily due to an increase in the gain on sale of loans, caused by a large volume of mortgage loan sales due to heavy refinancing volume in the lower interest rate environment. The increase in net interest income was primarily due to a decline in interest expense due to a lower interest rate environment. Income tax expenses decreased $243 thousand (17.9%) due to lower pre-tax income. Additionally, during the third quarter of 2009 there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the Capital Purchase Program (“CPP”) of $529 thousand; there were no such dividends and discount accretion in the third quarter of 2008.

The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $25.3 million during the first nine months of 2009, compared to $16.6 million during the same period in 2008. This represented an increase of $8.6 million (52.0%), However, net income available to common shareholders for the first nine months of 2009 decreased to $1.7 million or $0.26 diluted earnings per share, compared to $7.9 million or $1.21 diluted earnings per share for the same period in 2008, a decrease of $6.2 million (78.8%) in net income and a decrease in earnings per share of $0.95 (78.5%). This decrease in net income was primarily due to an increase in the provision for loan losses of $16.7 million (408.4%) and an increase in non-interest expense of $3.9 million (14.5%). For further information on the provision for loan losses, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” above. In addition to the factors that affected the Company in the third quarter discussed above, the increase in non-interest expense was also affected by an increase in FDIC insurance premiums which was experienced industry-wide and which we expect to continue into the future. Partially offsetting these items was an increase in non-interest income of $6.7 million (73.9%) and an increase in net interest income of $5.9 million (17.0%). The increase in non-interest income was primarily due to an increase in the gain on sale of loans, and the increase in net interest income was primarily due to a decline in interest expense due to a lower interest rate environment. Income tax expenses decreased $2.9 million (63.2%) due to lower pre-tax income. Additionally, during the first nine months of 2009 there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the CPP of $1.1 million; there were no such dividends and discount accretion in the first nine months of 2008.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,249,540	$17,758	5.64%	$1,202,478	$19,313	6.39%
Taxable investment securities	84,581	960	4.50	95,045	597	2.50
Investment securities exempt from federal income taxes (2)	36,010	446	4.91	14,124	290	8.17
Federal funds sold	473	—	—	4,645	20	1.71
Other interest-bearing deposits	151,758	107	0.28	23,096	111	1.91
Investment in unconsolidated trust subsidiaries	1,116	26	9.24	1,116	22	7.84
Total interest-earning assets	1,523,478	19,297	5.03	1,340,504	20,353	6.04
Non-interest-earning assets	64,730			62,169
Total assets	$1,588,208			$1,402,673

Interest-bearing Liabilities:
Deposits:
NOW deposits	$110,161	$102	0.37%	$95,691	$262	1.09%
Money market deposits	187,555	185	0.39	194,382	556	1.14
Savings deposits	349,147	370	0.42	323,848	1,342	1.65
Time deposits over $100,000	423,492	2,922	2.74	313,260	3,243	4.12
Time deposits under $100,000	213,648	1,374	2.55	212,286	2,025	3.79
Short-term borrowings, including ESOP borrowings under 1 year	26,315	250	3.77	7,391	62	3.34
Long-term borrowings, including ESOP borrowings over 1 year	13,507	120	3.52	23,545	287	4.85
Long-term capital lease obligations	2,211	67	12.02	2,211	67	12.06
Junior subordinated debt owed to unconsolidated trusts	37,116	689	7.36	37,116	722	7.74
Total interest-bearing liabilities	1,363,152	6,079	1.77	1,209,730	8,566	2.82

(Continued on following page)

(Continued from prior page)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$40,200			$45,491
Other non-interest-bearing liabilities	59,477			56,076
Stockholders' equity, including stock owned by ESOP	125,379			91,376
Total liabilities and stockholders equity	$1,588,208			$1,402,673
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$13,218	3.26%		$11,787	3.22%
Net interest margin on a fully tax-equivalent basis(4)			3.44%			3.50%
Net interest margin(4)			3.40%			3.47%

________________

(1)

Average loans include non-accrual loans of $64.8 million and $34.0 million for September 30, 2009 and 2008, respectively. Interest income includes loan origination fees of $528 thousand and $683 thousand for the three months ended September 30, 2009 and 2008, respectively.

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

For the third quarter of 2009, net interest income on a fully tax-equivalent basis increased $1.4 million (12.1%) to $13.2 million from $11.8 million for the third quarter of 2008. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $2.5 million (29.0%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $1.1 million (5.2%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 105 basis points, which accounted for a decrease in interest expense of $3.6 million. This was partially offset by an increase in average interest-bearing liabilities of $153.4 million (12.7%), which accounted for an increase of $1.1 million in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield of interest-earning assets of 101 basis points, which accounted for $2.2 million of the decrease. This was partially offset by an increase in average total interest-earning assets of $183.0 million (13.6%), accounting for an increase in $1.1 million in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis decreased 6 basis points to 3.44% for the quarter ended September 30, 2009 from 3.50% for the quarter ended September 30, 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,251,785	$55,748	5.95%	$1,188,528	$59,510	6.69%
Taxable investment securities	74,860	2,104	3.76	97,495	2,274	3.12
Investment securities exempt from federal income taxes (2)	29,609	1,214	5.48	15,031	911	8.10
Federal funds sold	1,018	1	0.13	6,736	131	2.60
Other interest-bearing deposits	109,563	193	0.24	29,543	551	2.49
Investment in unconsolidated trust subsidiaries	1,116	68	8.15	1,116	66	7.90
Total interest-earning assets	1,467,951	59,328	5.40	1,338,449	63,443	6.33
Non-interest-earning assets	60,966			62,532
Total assets	$1,528,917			$1,400,981

Interest-bearing Liabilities:
Deposits:
NOW deposits	$108,650	$339	0.42	$94,416	$933	1.32%
Money market deposits	191,498	635	0.44	196,580	2,027	1.38
Savings deposits	329,700	1,031	0.42	294,058	4,035	1.83
Time deposits over $100,000	386,755	8,550	2.96	320,584	10,723	4.47
Time deposits under $100,000	210,584	4,331	2.75	215,262	6,761	4.20
Short-term borrowings, including ESOP borrowings under 1 year	28,717	502	2.34	29,073	707	3.25
Long-term borrowings, including ESOP borrowings over 1 year	18,461	644	4.66	23,554	865	4.91
Long-term capital lease obligations	2,211	201	12.15	2,211	201	12.14
Junior subordinated debt owed to unconsolidated trusts	37,116	2,095	7.55	37,116	2,198	7.91
Total interest-bearing liabilities	1,313,692	18,328	1.87	1,212,854	28,450	3.13

(Continued on following page)

(Continued from prior page)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Demand deposits-non-interest-bearing	$43,421			$42,663
Other non-interest-bearing liabilities	51,739			54,524
Stockholders' equity, including stock owned by ESOP	120,065			90,940
Total liabilities and stockholders equity	$1,528,917			$1,400,981
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$41,000	3.54%		$34,993	3.20%
Net interest margin on a fully tax-equivalent basis(4)			3.73%			3.49%
Net interest margin(4)			3.69%			3.46%

________________

(1)

Average loans include non-accrual loans of $48.1 million and $23.0 million for September 30, 2009 and 2008, respectively. Interest income includes loan origination fees of $2.4 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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

For the first nine months of 2009, net interest income on a fully tax-equivalent basis increased $6.0 million (17.2%) to $41.0 million from $35.0 million for the first nine months of 2008. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $10.1 million (35.6%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $4.1 million (6.5%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 126 basis points, which accounted for a decrease in interest expense of $12.2 million. This was partially offset by an increase in average interest-bearing liabilities of $100.8 million (8.3%), which accounted for an increase of $2.1 million in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield of interest-earning assets of 93 basis points, which accounted for $7.7 million of the decrease. This was partially offset by an increase in average total interest-earning assets of $129.5 million (9.7%), accounting for an increase in $3.6 million in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis increased 24 basis points to 3.73% for the nine months ended September 30, 2009 from 3.49% for the six months ended September 30, 2008.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net interest income	$13,052	$11,678	$40,546	$34,654
Tax-equivalent adjustment to net interest income	166	109	454	339
Net interest income, fully tax-equivalent basis	$13,218	$11,787	$41,000	$34,993

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Compared to 2008			2009 Compared to 2008
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$734	$(2,289)	$(1,555)	$3,053	$(6,815)	$(3,762)
Taxable investment securities	(72)	435	363	(585)	415	(170)
Investment securities exempt from federal income taxes(1)	307	(151)	156	670	(367)	303
Federal funds sold	(9)	(11)	(20)	(61)	(69)	(130)
Other interest bearing deposits	160	(164)	(4)	480	(838)	(358)
Investment in unconsolidated trust subsidiaries	—	4	4	—	2	2
Total increase (decrease) in interest income	$1,120	$(2,176)	$(1,056)	$3,556	$(7,671)	$(4,115)
Interest-bearing Liabilities:
Now deposits	$35	$(195)	$(160)	$124	$(718)	$(594)
Money market deposits	(19)	(352)	(371)	(51)	(1,341)	(1,392)
Savings deposits	98	(1,070)	(972)	438	(3,442)	(3,004)
Time deposits over $100,000	945	(1,266)	(321)	1,929	(4,102)	(2,173)
Time deposits under $100,000	13	(664)	(651)	(144)	(2,286)	(2,430)
Short-term borrowings, including ESOP borrowings under 1 year	179	9	188	(9)	(196)	(205)
Long-term borrowings, including ESOP borrowings over 1 year	(102)	(65)	(167)	(180)	(41)	(221)
Long-term capital lease obligations	—	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	—	(33)	(33)	—	(103)	(103)
Total increase (decrease) in interest expense	$1,149	$(3,636)	$(2,487)	$2,107	$(12,229)	$(10,122)
Increase (decrease) in net interest income	$(29)	$1,460	$1,431	$1,449	$4,558	$6,007

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income.  Changes in other income between the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Net difference	2009	2008	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$643	$607	$36	$1,865	$1,838	$27
Trust fees	383	270	113	1,088	763	325
Loan and other fees	704	668	36	2,023	1,957	66
Service charges on deposits	424	438	(14)	1,284	1,301	(17)
Gain on sale of loans	1,553	356	1,197	7,048	1,722	5,326
Gain on sale of securities	208	—	208	942	555	387
Title insurance premiums	256	187	69	1,121	661	460
Other operating income	68	32	36	323	230	93
	$4,239	$2,558	$1,681	$15,694	$9,027	$6,667

In the third quarter of 2009, other income increased from the third quarter of 2008 by $1.7 million (65.7%) from $2.6 million to $4.2 million. Gain on sale of loans increased $1.2 million (336.2%) from 2008 to 2009 due to a higher volume of loans sold between the two periods, as well as higher gains on each loan sold. This was influenced by a high volume of mortgage refinancing business due to historically low interest rates. Gain on sale of securities was $208 thousand in the third quarter of 2009; there were no such gains in the third quarter of 2008. Trust fees increased $113 thousand (41.9%) largely due to fees on additional assets under management obtained through the Allocca and Brunett acquisition (discussed in the notes to the financial statements above).

In the first nine months of 2009, other income increased from the first nine months of 2008 by $6.7 million (73.9%) from $9.0 million to $15.7 million. Gain on sale of loans increased $5.3 million (309.3%) from 2008 to 2009 due to a higher volume of loans sold between the two periods, as well as higher gains on each loan sold. Title insurance premiums increased $460 thousand (69.6%) due to a higher volume of policies written in the first nine months of 2009 compared to the same period in 2008. Both of these items were influenced by a high volume of mortgage refinancing business due to historically low interest rates. Gain on sale of securities increased $387 thousand (69.7%) due to higher gains on securities sold for each security, as the volume of securities sold was slightly lower in the first nine months of 2009 than in the same period in 2008. Trust fees increased $325 thousand (42.6%) largely due to fees on additional assets under management obtained through the Allocca and Brunett acquisition (discussed in the notes to the financial statements above).

Other Expenses.  Changes in other expenses between the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Net difference	2009	2008	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$4,967	$4,522	$445	$14,669	$14,169	$500
Occupancy	811	854	(43)	2,424	2,481	(57)
Data processing	718	606	112	2,042	1,730	312
Marketing	310	357	(47)	1,198	1,543	(345)
Amortization and valuation of mortgage servicing rights	909	675	234	1,796	1,915	(119)
Amortization and valuation of other intangible assets	67	—	67	200	—	200
Supplies	93	81	12	445	390	55
Loss on sale of other real estate owned	86	77	9	617	95	522
Postage	142	165	(23)	426	465	(39)
Bankcard and ATM network fees	371	264	107	1,025	924	101
Legal, professional and accounting fees	724	393	331	1,705	984	721
FDIC insurance premiums	477	203	274	1,661	441	1,220
Other	1,178	544	634	2,781	1,930	851
	$10,853	$8,741	$2,112	$30,989	$27,067	$3,922

For the third quarter of 2009, total other expenses increased $2.1 million (24.2%) to $10.9 million in 2009 from $8.7 million in the third quarter of 2008. Other expenses increased $634 thousand (116.5%) mainly due to an increase in interest rate contracts expenses associated with mortgage loan refinancing, due to a lower market value of these contracts at the end of the third quarter of 2009 compared to the end of the third quarter of 2008. Salaries and employee benefits increased $445 thousand (9.8%) due to an increase in full-time equivalent employees and normal increases in salaries and benefits. Legal, professional and accounting fees increased $331 thousand (84.2%) primarily due to higher legal expenses associated with collection efforts. FDIC insurance premiums increased $274 thousand (135.0%), reflecting an increase which was experienced industry-wide (see further discussion below). Amortization and valuation of mortgage servicing rights increased $234 thousand (34.7%) primarily due to the impairment on these servicing rights during the third quarter of 2009 due to the lower interest rate environment.

For the first nine months of 2009, total other expenses increased $3.9 million (14.5%) to $31.0 million in 2009 from $27.1 million in the first nine months of 2008. FDIC insurance premiums increased $1.2 million (276.6%), reflecting an increase which was experienced industry-wide (see further discussion below). Other expenses increased $851 thousand (44.1%) mainly due to additional provisions for probable losses in unfunded loans (which is accounted for separately from the provision for loan losses for funded loans), as well as an increase in interest rate contracts expenses as described above. Legal, professional and accounting fees increased $721 thousand (73.3%) primarily due to higher legal expenses associated with collection efforts. Loss on sale of other real estate owned increased $522 thousand (549.5%) due to a higher volume of other real estate owned transactions and at lower returns due to the slower real estate market. Salaries and employee benefits increased $500 thousand (3.5%) due to an increase in full-time equivalent employees and normal increases in salaries and benefits.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. The changes became effective April 1, 2009. Under these rules, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions such as the Bank will determine the initial base assessment rate using an equally-weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that resulted in an emergency special assessment equal to 5 basis points of total assets on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. In accordance with this special assessment, the Company expensed an additional $685 thousand in FDIC insurance premiums.

On September 29, 2009, in response to the rapid depletion of liquid assets from the Deposit Insurance Fund (DIF) as a result of the failures of insured financial institutions across the country, the FDIC published a proposal to require insured financial institutions to prepay deposit insurance premium assessments to the FDIC, rather than impose additional special assessments during a period in which many financial institutions are financially unstable. Under the proposal, each insured financial institution would prepay its quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with its regular quarterly risk-based assessment for the third quarter of 2009. The prepaid assessment rate for the fourth quarter of 2009 and for all of 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, but modified to assume that the assessment rate in effect on September 30, 2009 for that institution was in effect for the entirety of the third quarter of 2009. The prepaid assessment rate for 2011 and 2012 would be equal to each institution’s modified third quarter 2009 assessment rate plus 3 basis points. These prepaid deposit insurance premiums would be carried as a prepaid asset on each institution’s books as of December 30, 2009. At the end of each calendar quarter, beginning December 31, 2009, each institution would record an expense equal to the institution’s actual regular deposit insurance assessment for the quarter, with an offsetting credit to the prepaid asset account until this asset account is depleted. If and when the prepaid assessment account is depleted, the institution would record an expense payable at the end of each calendar quarter through December 2012, which would be paid to the FDIC at the end of the next calendar quarter. If an institution’s prepaid assessment is not depleted by December 30, 2014, the FDIC will return the remaining assessment to the institution. The prepayment of deposit insurance assessments would not preclude the FDIC from making changes to assessment rates or the assessment structure as a whole during the period for which assessments would be prepaid and thereafter. The comment period for the FDIC’s proposal to require prepayment of deposit insurance assessments ends on October 28, 2009.

Income Taxes. In the third quarter of 2009, income tax expense decreased $243 thousand (17.9%) from the third quarter of 2008, decreasing from $1.4 million in 2008 to $1.1 million in 2009. This was due to lower pretax income in the third quarter of 2009 compared to the third quarter of 2008. The effective tax rate increased from 37.2% to 45.8% between the two periods. The main reason for this increase in effective tax rate was due to greater non-taxable income in 2008 relative to 2009.

In the first nine months of 2009, income tax expense decreased $2.9 million (63.2%) from the first nine months, decreasing from $4.6 million in 2008 to $1.7 million in 2009. This was largely due to lower pretax income in the first nine months of 2009 compared to the same period in 2008. The effective tax rate increased from 37.1% in the first nine months of 2008 compared to 38.3% for the same period in 2009. The main reason for this increase in effective tax rate was due to greater non-taxable income in 2008 relative to 2009.

Financial Condition

General. Total assets at September 30, 2009 were $1.6 billion, an increase of $167.2 million (11.8%) from December 31, 2008. Cash and cash equivalents accounted for most of this change, increasing $156.5 million (619.4%) during the first nine months of 2009. Premises and equipment increased $7.3 million (30.0%) during the same period, due to construction of the Santa Fe Cerrillos office. Other real estate owned increased $6.7 million (283.5%) during the same period resulting from an increased volume in collection activity. A large portion of this increase was funded by the increase in deposits ($124.4 million) as well as the proceeds from the issuance of preferred shares under the CPP ($35.5 million). The increase in deposits was due to growth in both public and retail deposits. During the same period, total liabilities increased by $12.6 million (10.0%), increasing to $1.5 billion on September 30, 2009 from $1.3 billion on December 31, 2008. The increase in total liabilities was primarily due to an increase in deposits of $124.4 million (9.9%) and an increase in borrowings of $10.0 million (42.4%). Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $34.6 million (37.9%) to $125.9 million on September 30, 2009 compared to $91.3 million on December 31, 2008. The increase was primarily due to the issuance of $35.5 million in preferred shares to the Treasury under the CPP.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At September 30, 2009		At December 31, 2008		At September 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$48,058	$49,606	$87,890	$90,187	$88,779	$87,755
States and political subdivisions	26,144	26,741	12,771	12,820	4,754	4,719
Mortgage-backed securities	28,001	28,189	—	—	—	—
Equity securities	—	—	1	—	1	—
Total securities available for sale	$102,203	$104,536	$100,662	$103,007	$93,534	$92,474
Securities Held to Maturity
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,747	9,032	8,927	9,780	8,994	8,089
Total securities held to maturity	$8,747	$9,032	$8,927	$9,780	$8,994	$8,089
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$6,485	$6,485	$4,527	$4,527	$4,504	$4,504
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$7,601	$7,601	$5,643	$5,643	$5,620	$5,620

The Company had a total of $28.2 million in Collateralized Mortgage Obligations (“CMO”) as of September 30, 2009. All of these CMOs were private label issues and were considered “Investment Grade” (rating of “BBB” or higher). At the time of purchase, the ratings of these securities ranged from AAA to Aaa. As of September 30, 2009, the ratings of these securities ranged from AAA to Baa3. At the time of purchase and on a monthly basis the Company reviews these securities for impairment on an other than temporary basis. As of September 30, 2009, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At September 30, 2009		At December 31, 2008		At September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$117,582	9.55%	$116,588	9.46%	$110,757	9.11%
Commercial real estate	442,918	35.95	412,184	33.43	405,002	33.33
Residential real estate	402,776	32.70	388,776	31.54	381,440	31.39
Construction real estate	211,816	17.20	254,444	20.64	256,728	21.13
Installment and other	56,631	4.60	60,746	4.93	61,264	5.04
Total loans	1,231,723	100.00	1,232,738	100.00	1,215,191	100.00
Unearned income	(2,255)		(2,204)		(2,111)
Gross loans	1,229,468		1,230,534		1,213,080
Allowance for loan losses	(24,878)		(15,230)		(14,087)
Net loans	$1,204,590		$1,215,304		$1,198,993

Total loans decreased $1.0 million (0.1%) from December 31, 2008 to September 30, 2009, remaining at $1.2 billion. The decrease was primarily in the construction real estate portfolio, and was partially offset by increases in the commercial and residential real estate portfolios. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K (as amended) for the year ending December 31, 2008 filed with the SEC on March 16, 2009.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2009	At December 31, 2008	At September 30, 2008
	(Dollars in thousands)
Non-accruing loans	$68,333	$33,387	$36,700
Loans 90 days or more past due, still accruing interest	—	—	1
Restructured loans, still accruing interest	2,586	940	1,326
Total non-performing loans	70,919	34,327	38,027
Other real estate owned	9,028	2,354	2,234
Other repossessed assets	428	692	709
Total non-performing assets	$80,375	$37,373	$40,970
Total non-performing loans to total loans	5.76%	2.78%	3.13%
Allowance for loan losses to non-performing loans	35.08%	44.37%	37.04%
Total non-performing assets to total assets	5.07%	2.64%	2.89%

At September 30, 2009, total non-performing assets increased $43.0 million (115.1%) to $80.4 million from $37.4 million at December 31, 2008, primarily due to an increase in non-accruing loans of $34.9 million (104.7%) and an increase in other real estate owned of $6.7 million (283.5%). Non-accruing loans increased mainly due to an increase in non-accruing construction real estate loans of $20.1 million, an increase in non-accruing residential real estate loans of $9.4 million and an increase in non-accruing commercial real estate loans of $5.8 million Other real estate owned increased mainly due to an increase in foreclosed construction real estate properties. There were no specifically identified losses that had not already been charged-off. As of September 30, 2009, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $7.4 million and $4.3 million as of September 30, 2009 and December 31, 2008, respectively. Those restructured loans considered performing loans totaled $2.6 million and $940 thousand as of September 30, 2009 and December 31, 2008, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$24,864	$13,866	$15,230	$13,533
Provision for loan losses	4,000	1,840	20,793	4,090
Total charge-offs	(4,167)	(1,718)	(11,477)	(3,919)
Total recoveries	181	99	332	383
Net charge-offs	(3,986)	(1,619)	(11,145)	(3,536)
Balance at end of period	$24,878	$14,087	$24,878	$14,087

Gross loans at end of period	$1,229,468	$1,213,080	$1,229,468	$1,213,080
Ratio of allowance to total loans	2.02%	1.16%	2.02%	1.16%
Ratio of net charge-offs to average loans(1)	1.27%	0.54%	1.19%	0.40%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2009 totaled $4.2 million, an increase of $2.4 million (146.2%), from $1.7 million for the three months ended September 30, 2008. The majority of the net charge-offs were commercial non-real estate ($1.4 million), residential real estate ($1.3 million) and construction real estate ($765 thousand). The increase in net charge-offs for the third quarter of 2009 compared to the same period in 2008 was primarily due to an increase in net charge-offs in the residential real estate and commercial non-real estate portfolios. The provision for loan losses increased $2.2 million (117.4%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Net charge-offs for the nine months ended September 30, 2009 totaled $11.1 million, an increase of $7.6 million (215.2%), from $3.5 million for the nine months ended September 30, 2008. The majority of the charge-offs were construction real estate ($4.1 million), commercial non-real estate ($3.3 million), residential real estate ($2.4 million) and installment and other ($1.1 million) loans. The increase in net charge-offs for the first nine months of 2009 was primarily due to an increase of charge-offs in the construction real estate, commercial non-real estate and residential real estate portfolios. The provision for loan losses increased $16.7 million (408.4%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2009		At December 31, 2008		At September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,227	9.55%	$2,200	9.46%	$2,057	9.11%
Commercial and residential real estate	8,519	68.65	5,215	64.97	4,777	64.72
Construction real estate	8,098	17.20	6,512	20.64	6,027	21.13
Installment and other	3,034	4.60	1,303	4.93	1,226	5.04
Total	$24,878	100.00%	$15,230	100.00%	$14,087	100.00%

_______________

N/A—not applicable

The allowance for loan losses increased $10.8 million (76.6%) from September 30, 2008 to September 30, 2009. This was mainly due to an increase in the allowance allocated to commercial and residential real estate and commercial non-real estate loans. The allocation for commercial and residential real estate loans increased $3.7 million (78.3%) mainly due to an increase in historical loss experience (based on regression analysis) of $2.4 million and an increase in the allocation for qualitative adjustments of $1.3 million. The allocation for commercial non-real estate loans increased $3.1 million (154.1%) from September 30, 2008 to September 30, 2009, mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $2.4 million and an increase in the allocation for qualitative adjustments of $700 thousand. In addition, the allocation for construction real estate loans increased $2 million (34.4%), mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $1.1 million and an increase in the allocation for qualitative adjustments of $707 thousand. Finally, the allocation for installment and other loans increased $1.8 million (147.5%), mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $1.2 million and an increase in the allocation for qualitative adjustments of $575 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of September 30, 2009 were $69.7 million. Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, and therefore no specifically identified portion of reserve was allocated to these impaired loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline. Overall, management’s outlook for the New Mexico economy for the remainder of 2009 and the first half of 2010 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in advance of other areas of the country. Nonfarm employment growth was -0.3% in 2008, and is expected to be -2.8% in 2009. Housing construction overall is expected to remain depressed throughout the remainder of 2009, but experience a modest recovery toward the middle of 2010.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At September 30, 2009	At December 31, 2008	At September 30, 2008
	(Dollars in thousands)
Performing loans classified as:
Substandard	$55,090	$38,815	$38,772
Doubtful	—	—	—
Total performing adversely classified loans	$55,090	$38,815	$38,772
Special mention loans	$10,338	$24,836	$25,514

Total performing adversely classified assets increased $16.3 million (42.1%) from September 30, 2008 to September 30, 2009. The reason for the increase was an increase of $16.3 million in substandard loans. This was primarily due to the downgrading of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding tables) loan concentrations, as well as downgrading several loan relationships in the commercial real estate loan portfolio.Special mention loans decreased $15.2 million (59.5%) between September 30, 2008 and September 30, 2009, primarily due to downgrades of credits from the special mention grade to substandard in the residential development of infrastructure, construction of speculative housing and residential developed lots concentrations. All of these loans are collateralized by real estate, and in many cases the loans have personal guarantees and additional collateral. As of September 30, 2009, the underlying collateral was deemed adequate so that no impairment was recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $21.9 million and $23.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, a decrease of $1.8 million. This decrease was primarily due to an increase in cash used in the origination of loans held for sale of $234.6 million, which was largely offset by an increase in cash provided by the sale of these loans of $228.9 million. Net cash used in investing activities was ($29.2) million and ($41.1) million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The $11.9 million decrease in cash used in investing activities was largely due to a decrease in the proceeds from the maturities and paydowns of investment securities of $59.4 million and an increase in cash used in the purchase of premises and equipment of $7.0 million. These items were partially offset by a decrease in cash used in the purchase of investment securities of $53.2 million and a decrease in cash used by loans funded, net of repayments of $26.3 million. Net cash provided by financing activities was $163.8 million and $31.6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The $132.2 million increase in cash provided by financing activities was mainly due to an increase in cash provided by net growth of deposits of $46.6 million, the issuance of preferred stock of $35.5 million and an increase in cash provided by the issuance of borrowings (net of repayments) of $50.0 million.

The most significant growth in deposits from December 31, 2008 to September 30, 2009 occurred in time deposits over $100,000 ($98.6 million), with smaller growth in NOW accounts ($21.4 million), time deposits under $100,000 ($9.8 million) and savings accounts ($8.4 million). There was a decline in MMDA accounts ($11.5 million) and DDA accounts ($2.3 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $99.5 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of September 30, 2009, we had the ability to borrow from the FHLB up to a total of $190.7 million in additional funds. We also may borrow through the Federal Reserve Bank’s discount window up to a total of $90.0 million on a short-term basis. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At September 30, 2009, Trinity’s total risk-based capital ratio was 14.68%, the Tier 1 capital to risk-weighted assets ratio was 13.42%, and the Tier 1 capital to average assets ratio was 10.09%. At December 31, 2008, Trinity’s total risk-based capital ratio was 11.80%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.35%.

At September 30, 2009, the Bank’s total risk-based capital ratio was 13.88%, the Tier 1 capital to risk-weighted assets ratio was 12.62%, and the Tier 1 capital to average assets ratio was 9.47%. At December 31, 2008, the Bank’s total risk-based capital ratio was 11.33%, the Tier 1 capital to risk-weighted assets ratio was 10.08%, and the Tier 1 capital to average assets ratio was 8.34%. The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2009 and December 31, 2008.

At September 30, 2009 and December 31, 2008, Trinity’s book value per common share was $14.34 and $14.16, respectively.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2009, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2009 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of September 30, 2009:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$471,649	$425,382	$276,862	$55,575	$1,229,468
Loans held for sale	8,050	—	—	—	8,050
Investment securities	12,283	15,497	65,844	26,144	119,768
Securities purchased under agreements to resell	487	—	—	—	487
Interest-bearing deposits with banks	153,686	9,695	—	—	163,381
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$646,341	$450,574	$342,706	$82,649	$1,522,270

Interest-bearing Liabilities:
NOW deposits	$52,430	$90,837	$—	$—	$143,267
Money market deposits	73,751	89,584	—	—	163,335
Savings deposits	149,013	195,473	—	—	344,486
Time deposits over $100,000	131,793	220,318	59,720	10,598	422,429
Time deposits under $100,000	63,524	123,396	23,552	4,051	214,523
Short-term borrowings	—	20,000	—	—	20,000
Long-term borrowings	9	27	11,091	2,376	13,503
Capital lease obligations	—	—	—	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$476,706	$739,635	$94,363	$50,166	$1,360,870
Rate sensitive assets (RSA)	$646,341	$1,096,915	$1,439,621	$1,522,270	1,522,270
Rate sensitive liabilities (RSL)	476,706	1,216,341	1,310,704	1,360,870	1,360,870
Cumulative GAP (GAP=RSA-RSL)	169,635	(119,426)	128,917	161,400	161,400
RSA/Total assets	40.76%	69.18%	90.80%	96.01%	96.01%
RSL/Total assets	30.07%	76.71%	82.67%	85.83%	85.83%
GAP/Total assets	10.70%	-7.53%	8.13%	10.18%	10.18%
GAP/RSA	26.25%	-10.89%	8.95%	10.60%	10.60%

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

Based on simulation modeling at September 30, 2009 and December 31, 2008, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

Changes in	At September 30, 2009		At December 31, 2008
Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(5,179)	(9.64)%	$(1,084)	(2.11)%
+1.00	(2,772)	(5.16)	257	0.50
(1.00)	(747)	(1.39)	(627)	(4.27)
(2.00)	(1,537)	(2.86)	(1,177)	(2.29)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.

It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at September 30, 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of September 30, 2009.

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

There were no repurchases of securities during the third quarter of 2009.

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2009	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer