Form 10-K
period 2009-12-31
TRINITY CAPITAL CORP
filed 2010-03-16
CIK 99771

As filed with the Securities and Exchange Commission on March 16, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ]  Yes    [   ]  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ x ]  Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x ]   Yes    [   ] No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer [   ]                                                                                           Accelerated filer                                  [ x ]
Non-accelerated filer   [   ]  (do not check if a smaller reporting company)     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ]  Yes   [ x ]  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $105,218,000 (based on the last sale price of the Common Stock at June 30, 2009 of $21.74 per share).

As of March 16, 2010, there were 6,440,784 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2010 Proxy Statement	PART III

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank,  TCC Advisors Corporation, TCC Funds, FNM Investment Fund IV and Title Guaranty & Insurance Company.

Item 1. Business.

Trinity Capital Corporation

 General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”) and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”).  The Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”) as well as the sole shareholder of Finance New Mexico Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”).  The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology start up companies and which is also designed to manage venture capital funds.  FNM Investment Fund IV is a member of Finance New Mexico--Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”), an entity created to fund loans and investments in a New Market Tax Credit project.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos has approximately 18,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb.  Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields.  The Laboratory employs (directly and indirectly) approximately 9,650 residents of Northern New Mexico, making it the largest employer in Los Alamos County.  The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and continues to expand its market share and customer-base.  Los Alamos National Bank is a full-service commercial banking institution with six bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust services to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2009, the Bank had total assets of $1.7 billion, net loans of $1.2 billion and deposits (net of deposits of affiliates) of $1.5 billion.

In 1999, the Bank established its first office in Santa Fe after acquiring a substantial number of customers based in Santa Fe.  In 2004, the Bank added a second office in Santa Fe to better serve its growing customer-base and continue to attract new customers.  Trinity acquired a ground lease covering additional land in Santa Fe where a third Santa Fe Bank office was constructed which opened in October 2009.  The Bank opened its third Santa Fe office to better serve our customers on the southern side of Santa Fe and attract additional commercial and consumer customers based in this area.  Based upon the Federal Deposit Insurance Corporation’s Summary of Deposits ("SOD") Report containing data as of June 30 of each year, the Bank held the largest share of deposits in Santa Fe County in 2007, 2008 and 2009.  In 2005, the Bank determined the need for an additional site in Albuquerque, New Mexico to serve our commercial loan customers and established a Loan Production Office.  The Bank expanded its charter at the end of 2007 to provide for the ability to provide full banking services out of its Albuquerque office.

 Trinity acquired Title Guaranty in May 2000, making it the only title company in New Mexico to be owned by a financial institution.  Title Guaranty is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  Title Guaranty opened its Santa Fe office in the Bank’s downtown Santa Fe facility in February 2005.  The services provided by Title Guaranty complement those provided by Trinity’s other subsidiaries.  Title Guaranty provides title insurance, closing services, escrow and notary service, title searches and title reports for Los Alamos and Santa Fe Counties.

The Bank created TCC Advisors in February 2006 to enable us to manage certain assets and register with the SEC as a Registered Investment Advisor should we choose to do so in the future.  In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.  Both of these entities are dormant with no planned use at this time.  TCC Appraisals was a real estate appraisal company created by Trinity in January 2006 and was dissolved in January 2009 following the sale of its assets in May 2008.  In August of 2008, the Bank joined Cottonwood as a 26% member. Cottonwood assists in the management and counsels start up companies involved in technology transfer from research institutions in New Mexico as well as establishing and managing venture funds.  Additionally, the Bank entered a consulting agreement with Cottonwood to provide services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.  The Bank currently holds a 24% interest in Cottonwood as described below.  Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.   In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV.  Both of these entities were created for the sole purpose of funding loans to and investments in a New Market Tax Credit project located in downtown Albuquerque, New Mexico.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and in 2000 elected to become a financial holding company, as defined in the BHCA.  Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank.  In 2000, Trinity purchased Title Guaranty.  Title Guaranty and the Bank are wholly-owned subsidiaries of Trinity.  The Bank created both TCC Advisors and TCC Funds in February 2006; both entities are currently dormant.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities which had an aggregate outstanding balance of $37.1 million at December 31, 2009.  Trinity’s sole business is the ownership of the outstanding shares of the Bank, Title Guaranty and the administration of the Trusts.  The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

Trinity maintains a website at www.lanb.com/Media-and-Investors.aspx.  We make available free of charge on or through our website, the annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, Post Office Box 60, Los Alamos, New Mexico 87544.  In addition, you may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Trinity’s filings are available free of charge on the SEC’s website at http://www.sec.gov.

Regulation and Supervision

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Trinity.  The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Trinity and its subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank, rather than shareholders.  In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

The following is a summary of the material elements of the regulatory framework that currently applies to Trinity and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices.  At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of Trinity and its subsidiaries.

General. Trinity is a financial holding company.  As a financial holding company, Trinity is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956 (“BHCA”).  In accordance with Federal Reserve policy, Trinity is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so.  Under the BHCA, Trinity is subject to periodic examination by the Federal Reserve.  Trinity is also required to file with the Federal Reserve periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the Federal Reserve may require.

The TARP Capital Purchase Program. On October 14, 2008, Treasury announced a program that provided Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 ("EESA") to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions were able to sell equity interests to Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  Trinity determined participation in CPP to be in its best interests based upon the economic uncertainties of the deep recession, the benefits of holding additional capital and the relatively low cost of participation.  As part of this program, Trinity received $35.5 million in capital in March of 2009.  The funds were immediately distributed to the Bank to facilitate lending and investments, and to expand our business within our market areas.  While the CPP imposes certain restrictions upon operation, governance and compensation, the Company determined that the affect was minimal. Trinity’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintain significant oversight over Trinity as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

TARP-Related Compensation and Corporate Governance Requirements.  As noted above, on March, 2009, the Company participated in this program by issuing 35,500 shares of the Company’s Series A Preferred Stock to Treasury for a purchase price of $35.5 million in cash and issued warrants which were immediately exercised by Treasury for 1,777 shares of the Company's Series B Preferred Stock.  The Series A Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series B Preferred Stock is also non-voting and pays dividends at the rate of 9% per annum from the date of the transaction.

In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, as described below under “Dividends,” participation in the TARP Capital Purchase Program also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.  These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees.  These requirements and restrictions will remain applicable to the Company until it has redeemed the Preferred Stock held by Treasury in full.  These requirements and the affect upon Trinity are discussed in more detail in the Compensation Discussion and Analysis section in Trinity’s proxy statement, which is incorporated by reference in this Form 10-K.

Incentive Compensation.  On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  Banking organizations were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.  Deficiencies in the incentive compensation arrangements must be immediately addressed.

Additionally, the Incentive Compensation Proposal will require the Federal Reserve to review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.”  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits Trinity from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit Trinity to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies, such as trinity, may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  Trinity has elected (and the Federal Reserve has accepted Trinity’s election) to operate as a financial holding company.  However, given the recent regulatory issues involving the Bank, as discussed below, Trinity does not meet these eligibility requirements and will be required by the Federal Reserve to terminate its financial holding company status and its operations derived therefrom, unless it restores the Bank to well-managed and maintains well-capitalized status within a timeframe specified by the Federal Reserve.

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

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, credit risk, the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends. Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Given recent developments concerning the Bank described further below, the Federal Reserve has notified Trinity that it will place restrictions on its ability to pay dividends.

Furthermore, with respect to Trinity’s participation in the CPP, the terms of the CPP Preferred Stock will provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.  Additionally, Trinity is prohibited from paying a semi-annual dividend in excess of the amount paid in the last dividend paid prior to participating in CPP during the first three years.  This means that Trinity may not pay in excess of $0.40/share as a semi-annual dividend on its common stock without the prior permission from Treasury until March 27, 2012.  From March 28, 2012 to March 27, 2019, if Trinity has not yet redeemed Preferred Shares held by Treasury, Trinity may increase its dividends on its common stock by no more than 3% per year.  Thereafter, Trinity may not pay any dividends on its common stock until it redeems all Preferred Shares held by Treasury.  Trinity anticipates redeeming all such shares prior to March 27, 2019.  Finally, the ability of Trinity to pay dividends to its common shareholders is largely dependent upon receiving dividends from the Bank as further discussed in “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K.  In addition, during the term of its participation in the CPP, Trinity may not repurchase outstanding common shares or redeem any of the trust preferred securities without the prior approval of Treasury.

Federal Securities Regulation. Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

 Los Alamos National Bank

General. Los Alamos National Bank (“Bank”) is a national banking organization created under the laws of the United States of America.  The Bank is regulated primarily by the OCC, a branch of the Department of Treasury.  The Bank currently has six full-service bank offices.  In February 2006, the Bank created TCC Advisors as a wholly owned subsidiary of the Bank.  In August of 2008, the Bank joined Cottonwood and currently holds a 24% interest.  Cottonwood works with local start up companies involved in technology transfer from research institutions.  Additionally, the Bank entered a consulting agreement with Cottonwood to provide services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.  The Bank is also the sole member of FNM Investment Fund IV which holds a 99.99% interest in FNM CDE IV, created to fund loans and investments in a New Market Tax Credit Project in Albuquerque, New Mexico.

 Products and Services. The Bank provides a full range of financial services for deposit customers and we lend money to credit-worthy borrowers at competitive interest rates.  Our strategy has been to position ourselves in the market as a low-fee, high-value community bank.  Our products include certificates of deposits, checking and saving accounts, on-line banking, Individual Retirement Accounts, loans, mortgage loan servicing, trust and investment services, international services, and safe deposit boxes.  These business activities make up our three key processes: investment of funds, generation of funds and service-for-fee income.  We achieved our success in part by minimizing charges relating to the investment and generation of funds processes, i.e. loans, credit cards, checking, and savings accounts.  The profitability of our operations depend primarily on our net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities, and our ability to maintain efficient operations.  In addition to our net interest income, we produce income through our mortgage servicing operations and other income processes, such as trust and investment services.  A more complete description of our products and services makeup can be found under “Management’s Discussion and Analysis and Results of Operations” in Item 7 in this Form 10-K.

Lending Activities.

General. We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We actively market our services to qualified borrowers.  Lending officers build relationships with new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow and the credit history of the borrower.  Our current maximum legal lending limit to one borrower is approximately $26.5 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2009, residential mortgages made up approximately 32.2% of our loan portfolio; commercial real estate loans comprised approximately 36.4%; construction lending comprised 15.6%; general commercial loans comprised 11.1%; and consumer lending comprised 4.7%.  In addition, the Bank originates residential mortgage loans for sale to third parties, primarily the Federal National Mortgage Association ("Fannie Mae"), and service many of these loans for the buyers.

Commercial Real Estate Loans. The largest portion of our loan portfolio is comprised of commercial real estate loans.  Our focus in Commercial Real Estate lending concentrates on loans to building contractors and developers.  The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties.  We have collateralized these loans and, in most cases, take personal guarantees to help assure repayment.  Our commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Residential Real Estate Loans. Residential mortgage lending has been an important part of our business since our formation in 1963.  The majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans.  We also originate 15- to 30-year fixed rate residential mortgages and sell most of these loans to outside investors.  In 2009, we originated approximately $397.1 million in residential mortgage loans sold to third parties.  We retain the servicing of almost all of the residential mortgages we originate.  We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidify relationships with those customers.  As of December 31, 2009, the total sold residential mortgage loan portfolio we service on behalf of third parties was $1.0 billion.  We do not engage in financing sub-prime loans nor do we participate in any sub-prime lending programs.  We participate in the current Treasury programs, including Home Affordable Modification Program, to work with borrowers who are in danger of or who have defaulted on residential mortgage loans.

Construction Loans. We have been active in financing construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  This type of lending has decreased in the past eighteen months because of the current economic downturn and the affect it has had on real estate sales.  We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors.  Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Construction loans generally have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford us the opportunity to increase the interest rate sensitivity of our loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  Our focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to our commercial customers including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, almost all commercial loans have personal guarantees to assure repayment.  The terms of most commercial loans range from one to seven years.  A significant portion of our commercial business loans reprice within one year or have floating interest rates.

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

Market Area.

General. The economy in Northern New Mexico has seen significant increases in unemployment and has experienced slower than historical levels of activity in both real estate and retail segments of the economy.  Unemployment in New Mexico in 2009 remained comparatively low with an average rate of 6.8% compared to a national average unemployment rate of 9.7%.  New Mexico’s 2.6% increase in unemployment from December 2008 to December 2009 compares to a national unemployment rate increase of 3.9% during the same period.  Foreclosure rates in New Mexico during 2009 remained lower than the national average.  New Mexico remains aggressive in lobbying new businesses to move to the state and the high percentage of federal government spending in the state allows the economy to stay relatively steady in times of volatility.  Management believes the overall outlook for the New Mexico economy in 2010 is continued recession but with modest growth in the Federal Reserve's Tenth District, which includes New Mexico and its surrounding states, as predicted by the Federal Reserve’s Beige Book.  A moderate recovery is expected to begin in 2010, which should commence with improvements in the housing sector.

Los Alamos. The Bank’s customers are concentrated in Northern and Central New Mexico, particularly in Santa Fe and Los Alamos Counties.  The city of Los Alamos, the base of our operations, lies within Los Alamos County.  Los Alamos County has approximately 18,000 residents.  As of December 31, 2009, the Bank had approximately $36.4 million in commercial loans, $172.7 million in commercial real estate loans, $201.8 in residential loans, $61.1 million in construction loans, $31.1 in consumer and other loans and $750.7 million in deposits in Los Alamos County. The stability of the Los Alamos market has provided a solid base for the Company throughout our history.  As virtually all communities suffer from the economic downturn, the effect in Los Alamos County have been minimized by federal government spending, primarily in the form of providing approximately $2.2 billion toward funding Laboratory projects and operations.  Los Alamos County has the lowest unemployment rate in the state at 3.0% and consistently has the highest personal per capita and median family income levels.

Los Alamos County experienced minimal growth in its population of 0.2% from 1990 to 2000 and an estimated decrease of 1.1% from April 1, 2000 to July 1, 2008, due in part to the lack of significant parcels of land for development.  The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions.  The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy.  The Laboratory employs more than 9,000 employees and an additional 650 subcontractors.  Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (96.3%) and those with bachelor or higher degrees (60.5%) compared with national averages of 85.0% and 27.7% respectively.  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports an average median income approximately 197% of the national average and an unemployment rate (3.0%) less than one-third the national average (9.7%).  While unemployment continues to climb throughout the nation, Los Alamos County has remained relatively stable with a reported unemployment rate for January 2010 of 2.7% (the lowest in the state), compared to a state unemployment rate of 5.1% and a national unemployment rate of 9.7%.  Median home values (based upon 2000 data) in Los Alamos County are well above average, $228,300 compared to $119,600 nationally, as is homeownership, at 78.6% compared to a national average of 66.2%.

Santa Fe. In 1999, the Bank opened its first full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004.  The Bank opened a third full-service office in south Santa Fe in October of 2009.  The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers.  As of December 31, 2009, the Bank had approximately $58.3 million in commercial loans, $179.6 million in commercial real estate loans, $174.1 in residential loans, $91.3 million in construction loans, $18.6 in consumer and other loans and $668.6 million in deposits in the greater Santa Fe area.  As of June 30, 2009, the Bank was the largest depository in Santa Fe according to the FDIC’s SOD Report for the third year in a row.  The Santa Fe market has provided a solid base for the Company over the past several years.  Santa Fe County is home to the state capitol and the state government.  The state and federal government are the area’s largest employers.  Consequently, this market has been affected less by economic downturns than other areas.  However, beginning in the second half of 2009, the state government began to impose furloughs and is currently set to pass tax increases and budget cuts to balance the state budget due to lower revenues.

Santa Fe serves as the capitol of New Mexico and is located approximately 35 miles southeast of Los Alamos.  Santa Fe County has approximately 144,000 residents with its local economy based primarily on government and tourism.  We expanded to the Santa Fe market, in part, to take advantage of the population growth, which has been higher than the state and national averages.  Santa Fe County is one of the fastest growing counties in the state, with an estimated increase in population of 45.5% from 1990 to 2008 compared to 31.0% for the state and 22.3% for the country as a whole; and 11.3% between April 1, 2000 and July 1, 2008, compared to 9.1% for the state and 6.9% for the country as a whole.  Santa Fe County also has higher than average percentages of its population with high school diplomas or equivalents (84.5%) and those with bachelor or higher degrees (36.9%).  The average median income in Santa Fe County is slightly higher (1.17%) than the national average and unemployment level (5.8%) approximately 40% less than the national average (9.7%) based on December 2009 data.  The Santa Fe Metropolitan Statistical Area (“MSA”) had the lowest unemployment rate for the three largest MSAs in the state at 5.8% in December 2009.  Median home values in Santa Fe County (based upon 2000 data) are 55.36% above the national average, at $189,400 compared to $119,600 nationally, and homeownership is slightly higher at 68.6% compared to a national average of 66.2%.

Albuquerque. The Bank opened a Loan Production Office in the Uptown area of Albuquerque, New Mexico in 2005.  The Bank received approval from the OCC on December 31, 2007 to provide full-services at this location.  The Bank is currently evaluating its present and future opportunities in the Albuquerque area and incorporating these into our business strategy.  As of December 31, 2009, the Bank had approximately $44.0 million in commercial loans, $99.9 million in commercial real estate loans, $24.1 in residential loans, $41.8 million in construction loans, $8.8 in consumer and other loans and $49.1 million in deposits in the greater Albuquerque area.  Albuquerque is a city of approximately 522,000 residents and is located approximately 60 miles south of Los Alamos.  The Albuquerque economy is more varied than either Los Alamos or Santa Fe, with no predominant industry or employer.

Albuquerque had an estimated increase in population of 15.9% from 2000 to 2008 compared to 9.1% for the state and 6.9% for the country as a whole.  Albuquerque and its surrounding areas are some of the fastest growing in the state: the City of Rio Rancho, on the northern limits of Albuquerque grew 51.0% from 2000 to 2008; Sandoval County to the north of Albuquerque, which includes the City of Rio Rancho, grew 93.1% from 1990 to 2008 and 35.0% from April 1, 2000 to July 1, 2008; and Bernalillo County, which includes Albuquerque, grew 32.2% from 1990 to 2008 and 14.2% from April 1, 2000 to July 1, 2008.  Albuquerque has higher than national and state averages in the percentage of its population with high school diplomas or equivalents (85.9%) and those with bachelor or higher degrees (31.8%).  The average median income in Albuquerque is 26.4% lower than the national average and the unemployment rate was 7.1% in December 2009, 2.6% lower than the national average (9.7%).  Albuquerque’s unemployment rate increased significantly (2.8%) from December 2008 to December 2009.  Median home values in Albuquerque (based upon 2000 data) are 6.68% above the national average, at $127,600 compared to $119,600 nationally, but homeownership is slightly lower at 60.4% compared to a national average of 66.2%.

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

Employees. As of December 31, 2009, the Bank had approximately 302 full time-equivalent employees.  We are not a party to any collective bargaining agreements.  Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.  Over the last eight years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

Regulation and Supervision

General. Los Alamos National Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.  The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Regulatory Proceedings Against the Bank.  On January 26, 2010, the Bank and the OCC entered into a formal written agreement (the “Agreement”).  The Agreement is based on the concerns of the OCC due to an excessive level of classified assets and concentrations of credit.  The Agreement contains, among other things, directives for the Bank to take specific actions, within time frames specified therein, to address risk management and capital matters that, in the view of the OCC, may impact the Bank’s overall safety and soundness.  Specifically, the Bank is required to, among other things: (i) continue to develop, implement and ensure adherence to written programs designed to reduce the level of credit risk in the Bank’s loan portfolio; (ii) review, revise and ensure adherence to a written capital program; (iii) comply with its approved capital program, which calls for maintaining higher than the regulatory minimum capital ratios; and (iv) obtain prior OCC approval before paying dividends.

If the OCC is not satisfied with the corrective actions that are taken in order to address the deficiencies as set forth in the Agreement, the OCC could take further enforcement actions, including requiring the sale or liquidation of the Bank.  In such case, there can be no assurance that the proceeds of any such sale or liquidation would result in a full return of capital to investors.  A copy of the Agreement was filed as part of the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

In addition, because the Bank entered into the Agreement, it also is required to: (i) obtain prior approval for the appointment of new directors and the hiring or promotion of senior executive officers; (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties; and (iii) refrain from accepting or renewing brokered deposits.

Deposit Insurance. The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years.  The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system.  The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points.  The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively.  These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.  Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.  The FDIC collected the Bank’s special assessment amounting to $701 thousand on September 30, 2009.  The special assessment was fully expensed by the Company in the second quarter of 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009.  The FDIC collected the Bank’s pre-paid assessments amounting to $8.1 million on December 30, 2009.  Of the $8.1 million, $517 thousand was expensed in the fourth quarter of 2009 with the remaining $7.6 million to be expensed over the three year period.
FDIC Temporary Liquidity Guarantee Program.  In conjunction with the Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the years ended December 31, 2009 and 2008, the Bank paid supervisory assessments to the OCC totaling $301 thousand and $280 thousand, respectively.

Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk, credit risk, the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2009: (i) the  Bank was not subject to a directive from the OCC to increase its capital; (ii) the  Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the  Bank was “well-capitalized,” as defined by OCC regulations.

Dividends. The primary source of funds for Trinity is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $45.6 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  By virtue of express restrictions set forth in the Agreement, the Bank may not pay any dividend unless it complies with certain provisions of the Agreement and receives a prior written determination of no supervisory objection from the OCC.

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

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to Trinity, on investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans.  The Bank also is subject to certain restrictions imposed by federal law on extensions of credit by the Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or the Bank or a principal shareholder of Trinity may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has no unapproved or pending applications to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.  Beginning in the third quarter of 2008, the reserves at the Federal Reserve Bank earn interest.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties.  Trinity acquired Title Guaranty in May of 2000 to provide services related to the lending activities of the Bank.  Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 78% of the mortgages recorded in Los Alamos County in 2009.  Title Guaranty has one competitor in Los Alamos County, which handled approximately 22% of the mortgages recorded in Los Alamos County in 2009.  Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005, and currently leases a title plant for Santa Fe County to provide title services and products.  Title Guaranty faces strong competition in Santa Fe County from nine other title companies.  In 2009, Title Guaranty handled approximately 10% of the mortgages recorded in Santa Fe County.  Title Guaranty is regulated by the New Mexico Public Regulation Commission’s Department of Insurance with which Title Guaranty is required to file annual experience reports and who audits Title Guaranty annually.  The annual experience report requires that Title Guaranty be audited annually by a certified public accountant.

Products and Services. The products and services offered by Title Guaranty include: title insurance; closings, including purchase/sale, commercial, construction, refinance, tax deferred exchange, relocation, and courtesy; escrow and notary services; title searches; and title reports.  Title insurance covers lenders, investors, and property owners from potential losses that can arise in real estate ownership and is typically required for loans collateralized by real property.  To streamline its processes, Title Guaranty employs current technology allowing customers to view the status of their file online.  Title Guaranty’s national underwriters are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Company, and Lawyers Title Insurance Corporation.

Employees. As of December 31, 2009, Title Guaranty had 13 full time-equivalent employees.  Title Guaranty is not a party to any collective bargaining agreements.  Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

TCC Appraisal Services Corporation

TCC Appraisals was an appraisal company organized under the laws of New Mexico and doing business in Los Alamos County which Trinity acquired in January 2006 to provide services related to the lending activities of the Bank.  Trinity sold the assets of TCC Appraisals in May 2008 and dissolved the company as of January 2009.

Cottonwood Technology Group, LLC

In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and David Blivin.  Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting.  Cottonwood is also engaged in the management and solicitation of funds for a venture capital fund, Cottonwood Technology Fund, in which the Bank is an investor.  Additionally, the Bank entered consulting agreement with Cottonwood under which Cottonwood provides services to assist the Bank in its venture banking, start up banking and high tech banking portfolio.  The Bank currently holds a 24% interest in Cottonwood.

FNM Investment Fund IV, LLC and FNM CDE IV, LLC

In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”) to acquire a 99.99% interest in Finance New Mexico--Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”).  Both entities were created to facilitate loans to and to participate in investments in a New Market Tax Credit project in downtown Albuquerque, New Mexico.  The other member of FNM CDE IV is the New Mexico Finance Authority, a state instrumentality, which serves as manager.

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

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Difficult economic and market conditions have adversely affected our industry. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity.  Financial institutions have also generally experienced decreased access to deposits and borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and financial condition.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:
•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;
•
the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process; and

•	the value of the portfolio of investment securities that we hold may be adversely affected.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.  FDIC insurance premiums increased significantly in 2009 and we expect to pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  The FDIC implemented a special assessment equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $701 thousand in the second quarter of 2009 for this special assessment.  In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  We prepaid $7.6 million, which will be expensed in the normal course of business throughout this three-year period.

We participate in the FDIC's Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC's Temporary Liquidity Guarantee Program, or TLGP. The TAGP was originally set to expire on December 31, 2009, but the FDIC established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010.  During the extension period, the fees for participating banks range from 15 to 25 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

To the extent that assessments under the TAGP are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These charges would cause the premiums and TAGP assessments charged by the FDIC to increase.  These actions could significantly increase our non-interest expense for the foreseeable future.

Our profitability is dependent upon the health of the markets in which we operate.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  In late 2007 and all of 2008 and 2009, the United States economy experienced a severe downturn.  While the severity of the recession in our markets has not been as bad as other parts of the country, our markets experienced significant difficulties due to the downturn in the national economy.  A continued downturn in economic conditions, particularly within our market areas in Northern New Mexico, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory’s health is its funding.  The Laboratory’s 2010 fiscal budget of approximately $2.2 billion appears stable with the President’s initial 2011 fiscal budget proposals showing increased levels of approximately $2.6 billion.  Any material decrease in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Interest rates and other conditions impact our results of operations. Our profitability is in part a function of net interest margin.  Like most banking institutions, our net interest margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this report.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Changes in future rules applicable to TARP recipients could adversely affect our business, results of operations and financial condition.  On March 27, 2009, we issued $35.5 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury pursuant to the TARP Capital Purchase Program, along with warrants to purchase 1,777 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, which the Treasury immediately exercised.  The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted.  Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior OCC, Federal Reserve and U.S. Treasury approval.  Based on guidelines recently issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets without reliance on the FDIC's TLG, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.
Our ability to attract and retain management and key personnel may affect future growth and earnings, and the recent economic stimulus legislation imposes new compensation restrictions that could adversely affect our ability to do so.  Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas.  Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program.  Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Federal Reserve, and perhaps the FDIC, are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

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

The majority of the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending.  The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit ($26.5 million), we can and have engaged in participation loans with other financial institutions to respond to customer requirements.  However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio.  These categories constitute $1.05 billion, or approximately 84.2% of our total loan portfolio as of December 31, 2009.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing.  The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs prudent underwriting standards in making residential mortgage loans.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to the Federal National Mortgage Association (“Fannie Mae”).  The Bank continues to service the majority of loans that are sold to third-party investors, to build on our relationship with the customers and provide a continuing source of income through mortgage servicing right fees.  The Bank purchased mortgage-backed securities in 2009 based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in loan pools, such as CDOs, SIVs, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.

The current real estate market in New Mexico has slowed, but not to the same extent as other areas of the nation.  Residential real estate time on-the-market has increased, and home values have generally declined during 2009 in our market areas.  If loans collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  To mitigate such risk, we employ the use of independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral.  We continually monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2009, construction loans, including land acquisition and development, totaled $194.2 million, or 15.6%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.  We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, requiring that advances typically be made on a percentage of completion basis as determined by independent third party inspectors, and by limiting the amount of construction development lending.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  Lending money is a substantial part of our business.  Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	current macroeconomic factors and model imprecision factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

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

We may need to raise additional capital in the future, which may not be available when it is needed. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We manage our growth rate and risk profile to ensure that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, regulatory requirements, growth in assets outpacing growth in capital or our growth strategy may present conditions that would create a need for additional capital from the capital markets.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  There may not always be capital available or available on favorable terms.  These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, thereby materially reducing our growth rate.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices.  To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.  Our current growth strategies involve internal growth from our current offices.  The newest office (opened in October 2009) is approximately 15,000 square feet.  Our experience has been rapid absorption of our Santa Fe offices, with our existing Santa Fe offices becoming profitable well ahead of budget; however, such rapid absorption is not guaranteed in the future.

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

In January of 2010, the Bank entered into an Agreement with the OCC as described in Item 1 above.  The Agreement is focused on reducing our classified loans and reducing our loan concentration in commercial real estate.  As part of the Agreement, we agreed to develop and maintain a number of initiatives and policies, most of which were already implemented or are in the process of being implemented.  If we are unable to comply with or adhere to all of the provisions in the Agreement, we could become subject to further regulatory enforcement actions, which could affect our business and operations.

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

Our ability to pay dividends is limited. As of December 31, 2009, we had $37.1 million of junior subordinated debentures that are held by four business trusts that we control.  Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock.  In 2009, the interest payments totaled $2.7 million; however, the amount is subject to change each year due to a variable rate applicable to $6 million of the debentures.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our common stock.

As a result of our participation in the CPP, until March of 2012, we may not increase the dividends payable on our common stock beyond the $0.40 semi-annual dividend that we had most recently declared prior to Treasury’s investment, without the consent of Treasury, provided Treasury still holds the Preferred Stock.  Additionally, we may not pay any dividends on our common stock unless all accrued dividends on the Preferred Stock have been paid in full.  Pursuant to the written Agreement with the OCC, the Bank must obtain prior approval for payment of dividends.  Finally, because of the Agreement and the circumstances leading to its issuance by the OCC, we will need to seek the approval of the Federal Reserve prior to the holding company paying dividends on its common stock or distributions on the trust preferred securities and the Preferred Stock.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.  The Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others enacted ESSA, ARRA and numerous other actions to address the liquidity and crisis that triggered the recession that began in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery.  The regulatory and legislative initiatives described above may not have their desired effects, however.  If volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Material weaknesses or other deficiencies in our internal controls over financial reporting, including potential failure to prevent or detect errors or fraud, could affect the accuracy of our reported financial results.  Management identified a material weakness in internal controls over financial reporting in 2009, relating to two material adjustments made by our auditors, as referenced in “Controls and Procedures” in Item 9A, of this Form 10-K.  One of the required adjustments was based upon the valuation of certain collateral for a loan due to new information about the borrower and the underlying collateral learned in February 2010.  The other adjustment was based upon an error in accrual treatment of FDIC pre-paid assessments.  Trinity believes these are isolated events and is reviewing its controls and procedures to ensure such adjustments will not occur in the future. Internal control weaknesses or deficiencies may continue to affect our ability to close our financial reporting on a timely basis or report accurate numbers.  In addition, acquisitions of companies lacking sufficient financial and internal control expertise may affect our ability to comply with public company reporting requirements in the future, including meeting filing deadlines established by the SEC, and ensuring that our Company-wide controls and procedures are adequate to provide financial information in a timely and reliable matter.  Our ability to attract and retain qualified financial experts will also impact our ability to comply with financial reporting and Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) regulations.  If we are not able to adequately comply with the requirements of Section 404 of Sarbanes-Oxley, we may be subject to sanctions or investigation by regulatory authorities.  This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 15, 2010, the Company conducted operations through six locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank’s Albuquerque office is in leased office space and the Cerrillos Road office is subject to a Ground Lease as further discussed in Note 11 – “Description of Leasing Arrangements” on Page 94.  In addition to our offices, the Bank operates 31 automatic teller machines (“ATMs”) throughout Northern New Mexico.  The ATMs are housed either on bank properties or on leased property.

Properties	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty
Albuquerque Office	6301 Indian School Road N.E. Albuquerque, New Mexico 87110	Bank
Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico	Bank

Item 3. Legal Proceedings.

Trinity, the Bank, Title Guaranty, Cottonwood, FNM Investment Fund IV, FNM CDE  IV, TCC Advisors and TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of March 16, 2010, there were 6,440,784 shares of common stock outstanding and approximately 1,500 shareholders of record.  The most recent reported sale price of Trinity’s stock as of December 31, 2009 was $20.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded were not given to us, are not included.  The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2009	$22.50	$20.00
September 30, 2009	23.00	21.00
June 30, 2009	22.40	21.50
March 31, 2009	22.50	21.50

December 31, 2008	$24.30	$21.75
September 30, 2008	25.00	23.50
June 30, 2008	25.50	24.40
March 31, 2008	28.00	24.45

Dividend Policy

Since January 2008, Trinity paid dividends on our common stock as follows:

Date paid	Amount per share
January 15, 2010	$0.27
July 10, 2009	0.40
January 9, 2009	0.40
July 11, 2008	0.40
January 11, 2008	0.40

Trinity’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  The Bank’s ability to pay dividends is subject to the prior approval of the OCC under the terms of the Agreement entered into on January 26, 2010.  Please see “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and “Business—Los Alamos National Bank—Supervision and Regulation—Dividends” under Item 1 of this Form 10-K for a more detailed description of these limitations.

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock.  We have issued in the aggregate approximately $37.1 million in junior subordination debentures to Trinity Capital Trust I, Trinity Capital Trust III, Trinity Capital Trust IV and Trinity Capital Trust V.  All of the common stock of the trusts is owned by Trinity and the debentures are the only assets of the trusts.  Under the terms of the debentures, we may be prohibited, under certain circumstances, from paying dividends on shares of our common stock.  None of these circumstances currently exist.

The terms of the CPP Preferred Stock issued in March of 2009 place certain restrictions on the Trinity’s ability to pay dividends on its common stock.  First, no dividends on Trinity’s common stock can be paid unless all accrued dividends on Treasury’s CPP Preferred Stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, Trinity may not increase the dividends paid on its common stock above a semi-annual dividend of $0.40 per share without first obtaining the consent of Treasury.  After the third anniversary date, Trinity may increase dividends on common stock no more than 3% per year without first obtaining the consent of Treasury.  After the tenth anniversary date, Trinity may not pay dividends on common stock until Treasury’s investment is repaid.

Due to the Agreement and the circumstances leading to its issuance by the OCC, we must seek approval from the Federal Reserve and the OCC prior to the Company and the Bank paying dividends on its common stock or distributions by the Company on the trust preferred securities and the Preferred Stock.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we made no repurchases of any class of our equity securities.

Shareholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks that are quoted on the Pink Sheets followed by SNL.  SNL no longer provides the index of bank stocks quoted on both the OTC Bulletin Board and on Pink Sheets.  The cumulative total shareholder return computations assume the investment of $100.00 on December 31, 2004 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared using data provided by SNL Securities LC, Charlottesville, Virginia.

[Missing Graphic Reference]

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Trinity Capital Corporation	$100.00	$93.11	$97.95	$94.47	$78.80	$74.79
NASDAQ Composite	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
SNL Bank	$100.00	$101.57	$118.68	$90.50	$52.05	$51.35
SNL Bank $1B to $5B	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
SNL >$500M Pink Banks	$100.00	$106.42	$116.77	$107.59	$78.07	$66.75

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$77,768	$83,200	$96,989	$85,034	$67,909
Interest expense	23,977	35,936	47,998	39,216	26,328
Net interest income	53,791	47,264	48,991	45,818	41,581
Provision for loan losses	26,024	8,183	4,200	5,172	2,850
Net interest income after provision for loan losses	27,767	39,081	44,791	40,646	38,731
Other income	20,489	11,544	10,508	10,287	10,249
Other expense	43,317	38,043	34,605	33,794	29,851
Income before income taxes	4,939	12,582	20,694	17,139	19,129
Income taxes	1,763	4,583	7,365	6,828	7,169
Net income	$3,176	$7,999	$13,329	$10,311	$11,960
Dividends and discount accretion on preferred shares	1,604	—	—	—	—
Net income available to common shareholders	$1,572	$7,999	$13,329	$10,311	$11,960

Common Share Data:
Earnings per common share	$0.24	$1.23	$2.05	$1.57	$1.80
Diluted earnings per common share	0.24	1.23	2.03	1.56	1.79
Book value per common share (1)	13.87	14.16	13.58	12.35	11.54
Shares outstanding at end of period	6,440,784	6,448,548	6,482,650	6,532,898	6,554,559
Weighted average common shares outstanding	6,444,268	6,478,395	6,514,613	6,572,770	6,632,587
Diluted weighted average common shares outstanding	6,449,134	6,498,211	6,555,865	6,612,324	6,692,849
Dividend payout ratio (2)	279.17%	65.04%	36.59%	43.95%	35.56%
Cash dividends declared per common share (3)	$0.67	$0.80	$0.75	$0.69	$0.64

_________________________

(1)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.

(2)	Computed by dividing dividends declared per common share by earnings per common share.

(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net interest income	$53,791	$47,264	$48,991	$45,818	$41,581
Tax-equivalent adjustment to net interest income	634	441	558	486	416
Net interest income, fully tax-equivalent basis	$54,425	$47,705	$49,549	$46,304	$41,997

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$157,760	$117,577	$116,129	$106,854	$125,808
Loans, gross	1,239,786	1,230,534	1,171,106	1,131,724	1,019,380
Allowance for loan losses	24,504	15,230	13,533	12,167	8,842
Total assets	1,676,741	1,417,727	1,379,723	1,359,279	1,244,016
Deposits	1,468,445	1,251,594	1,175,458	1,162,741	1,041,848
Short-term and long-term borrowings, including ESOP borrowings and capital lease obligations	35,704	25,743	66,051	67,238	83,520
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116	37,116	37,116	32,992
Stock owned by ESOP participants, net of unearned ESOP shares	12,541	13,105	16,656	17,438	16,100
Stockholders' equity	110,361	78,180	71,371	63,240	59,518

Performance Ratios:
Return on average assets (1)	0.20%	0.57%	0.96%	0.81%	1.02%
Return on average equity (2)	2.62%	8.76%	15.56%	12.86%	16.05%
Return on average common equity (3)	1.72%	8.76%	15.56%	12.86%	16.05%
Net interest margin on a fully tax-equivalent basis (4)	3.64%	3.52%	3.73%	3.81%	3.80%
Loans to deposits	84.43%	98.32%	99.63%	97.33%	97.84%
Efficiency ratio (5)	58.32%	64.69%	58.16%	60.23%	57.59%

_________________________

(1)	Calculated by dividing net income by average assets.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

(3)
Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year, less preferred stock and associated amortization and accretion.

(4)
Calculated by dividing net interest income (adjusted to a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.

(5)	Calculated by dividing operating expense by the sum of net interest income and other income.

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Asset Quality Ratios:
Non-performing loans to total loans	5.24%	2.71%	1.01%	0.77%	0.79%
Non-performing assets to total assets	4.90%	2.57%	0.95%	0.66%	0.68%
Allowance for loan losses to total loans	1.97%	1.24%	1.15%	1.07%	0.87%
Allowance for loan losses to non-performing loans	37.68%	45.62%	114.79%	138.77%	110.02%
Net loan charge-offs to average loans	1.34%	0.54%	0.24%	0.17%	0.24%

Capital Ratios: (1)
Tier 1 capital (to risk-weighted assets)	12.90%	10.08%	10.32%	9.60%	10.10%
Total capital (to risk-weighted assets)	14.16%	11.80%	12.11%	11.50%	11.67%
Tier 1 capital (to average assets)	9.58%	8.35%	8.19%	7.97%	8.19%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	10.15%	9.12%	8.81%	9.09%	8.76%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	7.78%	6.48%	6.15%	6.27%	6.37%

Other:
Banking facilities	6	5	4	4	4
Full-time equivalent employees	315	280	283	284	273

_________________________

(1)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion is intended to focus on certain financial information regarding Trinity and the Bank and is written to provide the reader with a more thorough understanding of its financial statements.  The following discussion and analysis of Trinity’s financial position and results of operations should be read in conjunction with the information set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and the consolidated financial statements and notes thereto appearing under Item 8 of this report

Special Note Concerning Forward-Looking Statements

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

During 2009 the Company experienced continued deterioration in asset quality, as measured by non-performing assets and classified loans that are still performing.  As the Company has consistently maintained a high percentage of real-estate loans, the weak real estate market in the areas of the Company’s operations has resulted in a significant number of loans being downgraded or placed on non-accrual status.  Management remains concerned about possible losses in its real estate loan portfolio.  Management deemed the additional allocations during 2009 to be a necessary and prudent step to reserve against probable losses indicated by the continued deterioration in asset quality.  Management will continue to closely monitor asset quality in general and real estate loan quality in particular and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of December 31, 2009, mortgage loans serviced for others totaled $1.0 billion.  The net carrying amount of the MSRs on these loans total $7.6 million as of December 31, 2009.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

An analysis of changes in mortgage servicing rights assets follows:

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$6,908	$8,250	$9,867
Servicing rights originated and capitalized	4,116	1,398	1,236
Amortization	(2,499)	(2,740)	(2,853)
	$8,525	$6,908	$8,250

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	2009	2008	2007
	(In thousands)
Balance at beginning of period	$(1,637)	$(184)	$(752)
Aggregate reductions credited to operations	2,144	1,347	702
Aggregate additions charged to operations	(1,385)	(2,800)	(134)
	$(878)	$(1,637)	$(184)

The fair values of the MSRs were $8.8 million, $5.7 million and $8.5 million on December 31, 2009, 2008 and 2007, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of December 31, 2009, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2009, 2008 and 2007:

	At December 31,
	2009	2008	2007
Prepayment Standard Assumption (PSA) speed	232.00%	390.00%	232.00%
Discount rate	10.76	10.76	10.00
Earnings rate	2.75	3.50	5.00

Overview.  Despite the continued national economic weakness in 2009, the Company remained profitable and growing.  We remained the largest single market-share holder in our two markets (Santa Fe and Los Alamos Counties), as measured by the Summary of Deposits (SOD) Reports compiled by the FDIC as of June 30, 2009.  While earnings were significantly lower in 2009, Trinity was able to end the year with income of approximately $3.2 million before the required dividends on preferred shares issued under the CPP.  Such income was after a provision for loan losses in 2009 of approximately $26.0 million.  As a prudent measure against possible losses in our loan portfolio, provision for loan losses was raised by $17.8 million (representing a 218.0% increase over provision in 2008).

The national and state economies remain weak, after experiencing the worst recession in the post-World War 2 era.  The Company continues to experience challenges in its loan portfolio, with higher than typically experienced levels of non-performing loans and foreclosed properties.  In response to these challenges, and to proactively position the Company to meet these challenges, we have continued to reduce our concentrations in the commercial real estate and construction real estate portfolios, increased capital by participating in the Treasury’s CPP and have taken other steps in compliance with the Letter of Agreement with the OCC.

Income Statement Analysis

Net Income-General. Trinity’s net income available to common shareholders for the year ended December 31, 2009, totaled $1.6 million, or $0.24 diluted earnings per common share, compared to $8.0 million, or $1.23 diluted earnings per common share, for 2008, a decrease of $6.4 million in net income available to common shareholders and a decrease of $0.99 in diluted earnings per common share.  This decrease in net income available to common shareholders was primarily due to an increase in the provision for loan losses expense of $17.8 million and an increase in non-interest expense of $5.3 million.  The provision for loan losses increased pursuant to management’s loan loss reserve analysis, as a prudent measure against possible losses in the Bank’s loan portfolio, given the higher than normal levels of non-performing loans and current difficult economic conditions in our markets.  The increase in non-interest expense was primarily due to an increase in FDIC insurance premiums and an increase in legal, professional and accounting fees, as well as an increase in salaries and employee benefits.  The increase in FDIC insurance premiums was experienced industry-wide and we expect higher premiums to continue into the future.  In addition, deterioration in asset quality that led to the Agreement with the OCC will likely increase the assessment rate the Bank will pay in 2010 and until these conditions improve.  The increase in legal, professional and accounting fees was primarily due to expenses directly related to collection efforts on nonperforming loans.  The increase in salaries and employee benefits was due to increased staff costs associated with the opening of our newest office in Santa Fe.  In addition, non-interest income increased $8.9 million and net interest income increased $6.5 million.  The increase in non-interest income was mainly due to an increase in gains in sales of loans and securities.  The increase in net interest income was mainly due to a decrease in interest expense that exceeded the decrease of interest income, as our rates adjusted to the lower interest rate environment.  Income tax expenses decreased $2.8 million mainly due to lower pre-tax income, as well as the benefit of certain tax credits obtained by the Company.  Finally, in 2009 there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the CPP of $1.6 million; there were no such dividends and discount accretion in 2008.

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

            Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,247,073	$73,297	5.88%	$1,201,093	$78,713	6.55%	$1,166,275	$89,059	7.64%
Taxable investment securities	81,018	2,999	3.70	96,294	2,922	3.03	101,800	4,917	4.83
Investment securities exempt from federal income taxes (2)	31,489	1,690	5.37	14,842	1,185	7.98	21,511	1,548	7.20
Federal funds sold	865	1	0.12	11,930	169	1.42	2,534	133	5.25
Other interest-bearing deposits	134,969	332	0.25	29,794	565	1.90	36,120	1,798	4.98
Investment in unconsolidated trust subsidiaries	1,116	83	7.44	1,116	87	7.80	1,116	92	8.24
Total interest-earning assets	1,496,530	78,402	5.24	1,355,069	83,641	6.17	1,329,356	97,547	7.34
Non-interest-earning assets	63,770			53,453			63,587
Total assets	$1,560,300			$1,408,522			$1,392,943

Interest-bearing Liabilities:
Deposits:
NOW deposits	$109,035	$425	0.39	$96,336	$1,157	1.20%	$95,123	$2,372	2.49%
Money market deposits	193,200	801	0.41	196,058	2,474	1.26	197,260	4,643	2.35
Savings deposits	348,593	1,371	0.39	290,164	5,051	1.74	257,478	6,888	2.68
Time deposits over $100,000	396,197	11,234	2.84	317,825	13,651	4.30	337,463	17,480	5.18
Time deposits under $100,000	211,623	5,601	2.65	213,424	8,554	4.01	216,393	10,763	4.97
Short-term borrowings, including ESOP borrowings under 1 year	26,523	735	2.77	21,792	707	3.24	18,722	690	3.69
Long-term borrowings, including ESOP borrowings over 1 year	17,210	762	4.43	23,549	1,154	4.90	45,441	1,802	3.97
Long-term capital lease obligations	2,211	268	12.12	2,211	268	12.12	2,211	293	13.25
Junior subordinated debt owed to unconsolidated trusts	37,116	2,780	7.49	37,116	2,920	7.87	37,116	3,067	8.26
Total interest-bearing liabilities	1,341,708	23,977	1.79	1,198,475	35,936	3.00	1,207,207	47,998	3.98

Demand deposits--non-interest-bearing	$42,837			$44,968			$40,314
Other non-interest-bearing liabilities	54,437			73,776			59,750
Stockholders' equity, including stock owned by ESOP	121,318			91,303			85,672
Total liabilities and stockholders equity	$1,560,300			$1,408,522			$1,392,943
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$54,425	3.45%		$47,705	3.17%		$49,549	3.36%
Net interest margin on a fully tax-equivalent basis(4)			3.64%			3.52%			3.73%
Net interest margin(4)			3.59%			3.49%			3.69%

_________________________

(1)
Average loans include non-accrual loans of $53.8 million, $26.5 million and $9.9 million for 2009, 2008 and 2007.  Interest income includes loan origination fees of $2.8 million, $2.6 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007.

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

In 2009, net interest income on a fully tax-equivalent basis increased $6.7 million (14.1%) to $54.4 million from $47.7 million in 2008.  This increase resulted from a decrease in interest expense of $11.9 million (33.3%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $5.2 million (6.3%).  The decrease in interest expense was primarily due to a decrease on the cost on interest-bearing liabilities of 121 basis points, which accounted for a $15.5 million decrease in interest expense.  This was partially offset by an increase in average interest-bearing liabilities of $143.2 million (12.0%), which accounted for a $3.6 million increase in interest expense.  Interest income decreased primarily due to a decrease in the yield on interest-earning assets of 93 basis points, which accounted for a decrease of $9.1 million in interest income on a fully tax-equivalent basis.  This was partially offset by an increase in average interest-earning assets of $141.5 million (10.4%), accounting for an increase of $3.9 million in interest income on a fully tax-equivalent basis.  The net interest margin expressed in a fully tax-equivalent basis increased 12 basis points to 3.64% in 2009 from 3.52% in 2008.

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

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$2,929	$(8,345)	$(5,416)	$2,593	$(12,939)	$(10,346)
Taxable investment securities	(507)	584	77	(253)	(1,742)	(1,995)
Investment securities exempt from federal income taxes(1)	992	(487)	505	(519)	156	(363)
Federal funds sold	(85)	(83)	(168)	192	(156)	36
Other interest bearing deposits	602	(835)	(233)	(272)	(961)	(1,233)
Investment in unconsolidated trust subsidiaries	—	(4)	(4)	—	(5)	(5)
Total increase (decrease) in interest income	$3,931	$(9,170)	$(5,239)	$1,741	$(15,647)	$(13,906)
Interest-bearing Liabilities:
Now deposits	$136	$(868)	$(732)	$30	$(1,245)	$(1,215)
Money market deposits	(35)	(1,638)	(1,673)	(28)	(2,141)	(2,169)
Savings deposits	855	(4,535)	(3,680)	793	(2,630)	(1,837)
Time deposits over $100,000	2,885	(5,302)	(2,417)	(973)	(2,856)	(3,829)
Time deposits under $100,000	(71)	(2,882)	(2,953)	(146)	(2,063)	(2,209)
Short-term borrowings, including ESOP borrowings under 1 year	140	(112)	28	106	(89)	17
Long-term borrowings, including ESOP borrowings over 1 year	(289)	(103)	(392)	(1,006)	358	(648)
Long-term capital lease obligations	—	—	—	—	(25)	(25)
Junior subordinated debt owed to unconsolidated trusts	—	(140)	(140)	—	(147)	(147)
Total increase (decrease) in interest expense	$3,620	$(15,579)	$(11,959)	$(1,224)	$(10,838)	$(12,062)
Increase (decrease) in net interest income	$311	$6,409	$6,720	$2,965	$(4,809)	$(1,844)

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between 2009, 2008 and 2007 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2009	2008	Net difference	2008	2007	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,519	$2,467	$52	$2,467	$2,468	$(1)
Trust fees	1,463	1,092	371	1,092	981	111
Loan and other fees	2,699	2,605	94	2,605	2,409	196
Service charges on deposits	1,718	1,720	(2)	1,720	1,714	6
Gain on sale of loans	7,766	2,027	5,739	2,027	1,658	369
Gain on sale of securities	2,543	555	1,988	555	62	493
Title insurance premiums	1,364	815	549	815	788	27
Other operating income	417	263	154	263	428	(165)
	$20,489	$11,544	$8,945	$11,544	$10,508	$1,036

In 2009, other income increased $8.9 million (77.5%) to $20.5 million from $11.5 million in 2008.  Gain on sale of loans increased $5.7 million (283.1%) mainly due to an increase in the volume of loans sold in 2009 compared to 2008.  The increased volume of loan sales was due to a high volume of mortgage loan refinances due to a historically low mortgage loan interest environment.  Gain on sale of securities increased $2.0 million (358.2%) mainly due to an increase in volume of securities sold in 2009 compared to 2008.  These security sales were based upon interest rate risk and liquidity management decisions, as management increased liquidity by moving these securities into cash and reduced their rate sensitivity to a rising interest rate environment..  Title insurance premiums increased $549 thousand (67.4%) due to a higher volume of policies sold due to the high mortgage loan refinance activity in 2009.  Trust fees increased $371 thousand (34.0%) largely due to fees on additional assets under management obtained through the Allocca and Brunett acquisition which closed in October 2008 (discussed in the notes to the financial statements below).

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

Other Expenses. Changes in other expenses between 2009 and 2008 and between 2008 and 2007 are as follows:

	Year Ended December 31,			Year Ended December 31,
	2009	2008	Net difference	2008	2007	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$20,055	$18,870	$1,185	$18,870	$18,516	$354
Occupancy	3,517	3,310	207	3,310	3,558	(248)
Data processing	2,854	2,295	559	2,295	1,855	440
Marketing	1,564	2,056	(492)	2,056	1,971	85
Amortization and valuation of mortgage servicing rights	1,740	4,193	(2,453)	4,193	2,285	1,908
Amortization and valuation of other intangible assets	296	44	252	44	—	44
Supplies	698	440	258	440	785	(345)
Loss on sale of other real estate owned	1,128	132	996	132	(120)	252
Postage	567	623	(56)	623	642	(19)
Bankcard and ATM network fees	1,343	1,241	102	1,241	1,240	1
Legal, professional and accounting fees	3,023	1,538	1,485	1,538	1,338	200
FDIC insurance premiums	3,285	682	2,603	682	136	546
Other	3,247	2,619	628	2,619	2,399	220
	$43,317	$38,043	$5,274	$38,043	$34,605	$3,438

Other expenses increased $5.3 million (13.9%) to $43.3 million in 2009 from $38.0 million in 2008.  FDIC insurance premiums increased $2.6 million (381.7%) reflecting an increase which was experienced industry-wide.  We expect these fees to also be increased due to the conditions which led to the Agreement with the OCC.  Legal, professional and accounting fees increased $1.5 million (96.6%) largely due to additional expenses incurred in the collection of nonperforming loans.  Salaries and employee benefits increased $1.2 million (6.3%) largely due to additional staffing required for the new office in Santa Fe.  Loss on the sale of other real estate owned increased $996 thousand (754.5%) due to the increased volume of foreclosed real estate transactions in 2009.  Data processing expenses increased $559 thousand (24.4%) largely due to an increase in software maintenance expenses due to the completion of a data processing backup site in the new office in Santa Fe.  Amortization and valuation of mortgage servicing rights decreased $2.5 million (58.5%) largely due to a decrease in the valuation allowance for mortgage servicing rights, caused by a higher interest rate environment at December 2009 compared to December 2008.  (Though interest rates during 2009 were typically lower than in 2008, the valuation allowance is based upon the calculated market values as of the end of the year.)

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

Income Taxes. In 2009, income tax expense decreased by $2.8 million (61.5%) from the previous year to a total of $1.8 million from $4.6 million, and the effective tax rate decreased from 36.4% in 2008 to 35.7% in 2009.  The decrease in the effective tax rate was mainly attributable to the effect of tax credits obtained by the Company in 2009.

In 2008, income tax expense decreased by $2.8 million (37.8%) from the previous year to a total of $4.6 million from $7.4 million, although the effective tax rate increased from 35.6% in 2007 to 36.4% in 2008.  The increase in the effective tax rate was mainly attributable to the lower rate of accrual in 2007 due to an immaterial over accrual of income taxes in 2006.  This estimate was not adjusted in 2008.

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2009 were $1.7 billion, an increase in $259.0 million (18.3%) from December 31, 2008.  Cash and cash equivalents increased $182.2 million (721.4%), total investment securities increased $40.2 million (34.2%) and other real estate owned increased $14.4 million (611.6%).  The increase in cash and cash equivalents was due to a decision by management to keep higher than historically normal levels of liquidity during the current economic downturn.  During the same period, total liabilities increased $227.4 million (17.1%), increasing to $1.6 billion.  The increase in total liabilities was primarily due to an increase in total deposits of $216.9 million (17.3%) and a net increase in short- and long-term borrowings of $10.0 million (42.3%).  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $31.6 million (34.6%) to $122.9 million on December 31, 2009 compared to $91.3 million on December 31, 2008.  This increase was primarily due to the issuance of $35.5 million in preferred shares to Treasury under the CPP.

Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to control interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see “Liquidity and Sources of Capital” under Item 2 and “Asset Liability Management” under Item 7A below.

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$68,502	$68,382	$87,890	$90,187	$93,081	$93,201
States and political subdivisions	26,112	26,519	12,771	12,820	6,391	6,385
Residential mortgage-backed securities	41,906	41,855	—	—	—	—
Equity securities	—	—	1	—	1	4
Total securities available for sale	$136,520	$136,756	$100,662	$103,007	$99,473	$99,590
Securities Held to Maturity
States and political subdivisions	$11,436	$10,808	$8,927	$9,780	$9,159	$9,159
Total securities held to maturity	$11,436	$10,808	$8,927	$9,780	$9,159	$9,159
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,452	$8,452	$4,527	$4,527	$6,264	$6,264
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,568	$9,568	$5,643	$5,643	$7,380	$7,380

Government sponsored agencies securities generally consist of fixed rate securities with maturities from 18 to 36 months.  States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities from six months to 25 years.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2009:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
Government sponsored agencies	$—	—	$68,382	0.98%	$—	—	$—	—
States and political subdivision (1)	6,313	2.10%	8,867	3.42%	9,352	5.23%	1,987	5.88%
Residential mortgage-backed securities	—	—	—	—	8,684	2.02%	33,171	5.66%
Equity securities	—	—	—	—	—	—	—	—
Total	$6,313		$77,249		$18,036		$35,158
Securities Held to Maturity:
States and political subdivision (1)	$—	—	$—	—	$1,501	0.00%	$9,935	10.06%
Total	$—		$—		$1,501		$9,935
Other securities:
Non-marketable Equity Securities (including FRB and FHLB stock) (2)	$100	0.00%	$—	—	$1,930	18.29%	$6,422	2.70%
Investment in Unconsolidated trusts	—	—	—	—	—	—	1,116	7.32%
Total	$100		$—		$1,930		$7,538

_________________________

(1)	Yield is reflected on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

(2)
Non-marketable Equity Securities includes a $100 thousand investment in the New Mexico Community Development Loan Fund, a tax-exempt non-profit corporation, which the Company made at 0.00% interest as a donation of interest to this corporation.  Also included is a $1.9 million tax credit purchased as part of a commercial real estate loan.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$137,684	11.08%	$116,588	9.46%	$118,670	10.12%	$127,950	11.29%	$93,579	9.16%
Commercial real estate	452,235	36.41	412,184	33.43	382,909	32.65	388,149	34.23	379,884	37.19
Residential real estate	399,588	32.17	388,776	31.54	360,934	30.77	324,051	28.58	313,693	30.71
Construction real estate	194,179	15.63	254,444	20.64	249,284	21.26	235,534	20.78	178,068	17.43
Installment and other	58,456	4.71	60,746	4.93	61,028	5.20	58,045	5.12	56,309	5.51
Total loans	1,242,142	100.00	1,232,738	100.00	1,172,825	100.00	1,133,729	100.00	1,021,533	100.00
Unearned income	(2,356)		(2,204)		(1,719)		(2,005)		(2,153)
Gross loans	1,239,786		1,230,534		1,171,106		1,131,724		1,019,380
Allowance for loan losses	(24,504)		(15,230)		(13,533)		(12,167)		(8,842)
Net loans	$1,215,282		$1,215,304		$1,157,573		$1,119,557		$1,010,538

Net loans remained relatively unchanged, decreasing $22 thousand (0.0%) from December 31, 2008 to December 31, 2009, remaining at $1.2 billion.  There were some shifts in the class of loans on the portfolio, however.  Increases in the commercial real estate portfolio of $40.1 million, commercial non-real estate portfolio of $21.1 million and residential real estate portfolio of $10.8 million were largely offset by decreases in the construction real estate portfolio of $60.3 million and installment and other portfolio of $2.3 million.  In connection with the Agreement with the OCC, we will continue to focus on reducing the concentration of our loan portfolio in real estate loans.

 The increase in allowance for loan losses offset the growth in our commercial real estate and commercial non-real estate portfolios, with smaller growth experienced in our residential real estate loans.  There were also declines in our construction real estate and installment and other loan portfolios.  We expect lower loan growth than previous years in all loan categories as New Mexico’s economy remains slow.  However, the Company will continue to make as many loans as possible to credit-worthy borrowers in the current environment.  The Company is also actively monitoring the real-estate portfolios (commercial, residential and construction) that could be negatively impacted by declines in the value of underlying real estate collateral.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2009:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$56,968	$261,252	$6,674	$5,169	$1,557	243	$331,863

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans	$65,035	$33,387	$11,789	$8,767	$8,037
Loans 90 days or more past due, still accruing interest	—	—	—	1	—
Total non-performing loans	65,035	33,387	11,789	8,768	8,037
Other real estate owned	16,750	2,354	1,358	165	375
Other repossessed assets	406	692	4	60	27
Total non-performing assets	$84,704	$37,373	$13,672	$9,386	$8,439
Restructured loans, still accruing interest	2,513	940	521	393	—
Total non-performing loans to total loans	5.24%	2.71%	1.01%	0.77%	0.79%
Allowance for loan losses to non-performing loans	37.68%	45.62%	114.79%	138.77%	110.02%
Total non-performing assets to total assets	4.90%	2.57%	0.95%	0.66%	0.68%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2009:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	—	$—	1	$16,000	—	$—	—	$—	$—	$16,000
$3.0 million to $4.9 million	—	—	—	—	—	—	1	4,245	3,515	7,760
$1.5 million to $2.9 million	1	2,077	3	6,434	1	1,550	2	3,663	—	13,724
Under $1.5 million	19	2,345	14	3,407	66	8,184	39	13,522	93	27,551
Total	20	$4,422	18	$25,841	67	$9,734	42	$21,430	$3,608	$65,035

Percentage of individual loan category		3.21%		5.71%		2.44%		11.04%	6.17%	5.24%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2008:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	—	$—	1	$16,000	—	$—	—	$—	$—	$16,000
$3.0 million to $4.9 million	—	—	—	—	—	—	—	—	—	—
$1.5 million to $2.9 million	1	2,151	—	—	—	—	—	—	—	2,151
Under $1.5 million	13	2,187	8	2,444	40	4,948	16	5,263	394	15,236
Total	14	$4,338	9	$18,444	40	$4,948	16	$5,263	$394	$33,387

Percentage of individual loan category		3.72%		4.47%		1.27%		2.07%	0.65%	2.71%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal and (iii) troubled debt restructurings.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on non-accrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to $3.4 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively.  None of these amounts were included in interest income during these periods.  Our policy is to place loans 90 days past due on non-accrual status.  An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay.  We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge off to the allowance.

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

At December 31, 2009, total non-performing assets increased $47.3 million to $84.7 million from $37.4 million at December 31, 2008 mainly due to an increase in non-accruing loans of $31.6 million and an increase in other real estate owned of $14.4 million.  The increase in non-accruing loans was main due to an increase in non-accruing construction real estate loans of $16.2 million, approximately half of which was made up of three relationships.  Non-accruing commercial real estate loans also increased by $7.4 million, most of which was made up of three relationships as well.  Residential real estate loans on non-accrual status increased by $4.8 million, made up of another smaller loans.  Non-accruing installment and other loans increased by $3.2 million, nearly all of which was made up of a single loan relationship.  There were no specifically identified losses in the non-accrual loans that have not already been charged-off.  As of December 31, 2009, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$15,230	$13,533	$12,167	$8,842	$8,367
Provision for loan losses	26,024	8,183	4,200	5,172	2,850
Charge-offs:
Commercial	5,310	4,021	1,766	1,846	1,912
Commercial real estate	360	104	246	—	—
Residential real estate	3,484	1,219	363	113	125
Construction real estate	5,971	585	—	—	—
Installment and other	2,254	1,087	771	369	500
Total charge-offs	17,379	7,016	3,146	2,328	2,537
Recoveries:
Commercial	173	263	84	42	48
Commercial real estate	11	—	—	—	—
Residential real estate	65	16	56	1	—
Construction real estate	73	42	64	332	55
Installment and other	307	209	108	106	59
Total recoveries	629	530	312	481	162
Net charge-offs	16,750	6,486	2,834	1,847	2,375
Balance at end of year	$24,504	$15,230	$13,533	$12,167	$8,842

Gross loans at end of year	$1,239,786	$1,230,534	$1,171,106	$1,131,724	$1,019,380
Ratio of allowance to total loans	1.97%	1.24%	1.15%	1.07%	0.87%
Ratio of net charge-offs to average loans	1.34%	0.54%	0.24%	0.17%	0.24%

Net charge-offs for 2009 totaled $16.8 million, an increase of $10.3 million (158.2%) from 2008.  The increase in net charge-offs was mainly due to an increase in charge-offs in construction real estate loans of $5.4 million (920.7%) and an increase in charge-offs on residential real estate loans of $2.3 million (185.8%).  The increase in construction real estate charge-offs was mainly due to charge-offs in the land development, residential construction and developed residential lots concentrations.  The increase in charge-offs on residential real estate loans was mainly due to an increase in charge-offs associated with home equity loans along with residential first mortgages.  The provision for loan losses increased $17.8 million (218.0%) based upon management’s estimate of the adequacy of the reserve for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,371	11.08%	$2,200	9.46%	$4,535	10.12%	$4,191	11.29%	$2,939	9.16%
Commercial and residential real estate	8,416	68.58	5,215	64.97	4,293	63.42	4,684	62.81	3,092	67.90
Construction real estate	8,637	15.63	6,512	20.64	3,691	21.26	2,364	20.78	1,996	17.43
Installment and other	3,080	4.71	1,303	4.93	1,014	5.20	928	5.12	815	5.51
Total	$24,504	100.00%	$15,230	100.00%	$13,533	100.00%	$12,167	100.00%	$8,842	100.00%

The allowance for loan losses increased $9.3 million (60.9%) from December 31, 2008 to December 31, 2009.  There were increases in allocations for every class of loan.  The allocation for commercial and residential real estate increased by $3.2 million (61.4%) mainly due to an increase in historical loss experience (based on migration analysis of $2.1 million.  The allocation for commercial non-real estate loans increased by $2.2 million (98.7%), mainly due to an increase in historical loss experience (based on migration analysis) of $1.7 million.  The allocation for construction loans increased $2.1 million (32.6%) from December 31, 2008 to December 31, 2009, mainly due to an increase historical loss experience (based on migration analysis) of $1.4 million.  The allocation for installment and other loans increased $1.8 million (136.4%) mainly due to an increase in historical loss experience (based on migration analysis) of $1.0 million.  For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The Bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired as of December 31, 2009 were $60.3 million.  Collateral associated with these impaired loans (less estimated selling costs) exceeded this amount, so there are no specifically identified losses allocated in the reserve for loan losses.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured.  Total loans which were considered restructured as of December 31, 2009 totaled $13.8 million.

The Bank anticipates the volume of commercial real estate and construction loans to continue to decline.  Overall, management’s outlook for the New Mexico economy in 2010 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in mid 2011.  Nonfarm employment growth was (-3.3%) in 2009, and is expected to be (1.2%) in the second half of  2010.  Housing construction overall is expected to remain depressed throughout the remainder of 2010, but experience a modest recovery toward the middle of 2011.

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

Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At our scheduled meetings of the board of directors of Los Alamos National Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses at the time of their examination.

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (see “Asset Quality” section above for non-performing loans).  See discussion in “Asset Quality” for additional discussion of the impacts of the economic environment on the loan portfolio.

The following table shows the amounts of adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Performing loans classified as:
Substandard	$30,648	$38,815	$9,890	$6,334	$7,546
Doubtful	—	—	17	—	315
Total performing adversely classified loans	$30,648	$38,815	$9,907	$6,334	$7,861
Special mention loans	$5,269	$24,836	$30,715	$9,044	$14,836

Total performing adversely classified assets as of December 31, 2009 were $30.6 million.  This was a decrease of $8.2 million (21.0%) from December 31, 2008 to December 31, 2009.  The main reason for the decrease was a decrease in classified construction real estate loans of $19.5 million, which was partially offset by an increase in classified commercial real estate loans of $11.9 million.  These decreases are mainly due to loans being placed in non-accrual status or foreclosed, and fewer loans being downgraded to replace them.  In addition, special mention loans decreased $19.6 million (78.8%) from $24.8 million on December 31, 2008 to $5.3 million on December 31, 2009.  The main reason for the decrease was a decrease in special mention commercial real estate loans of $9.1 million, a decrease in special mention construction real estate loans of $7.9 million and a decrease in special mention residential real estate loans of $2.2 million.  These decreases were mainly due to loans being further downgraded in classification, moved into non-accrual status or foreclosed, with fewer loans being placed on the watch list to replace them.

Management is carefully monitoring the adversely classified assets it has in its portfolio.  Management believes the increase in classified assets is a result of current national and regional economic difficulties, particularly in the area of real estate sales.  Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans).  Though the New Mexico real estate environment is currently more favorable than most areas of the nation, there is still a concern that real estate values may continue to decline within our market areas.  As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.  We are actively reducing our loan concentrations in the commercial real estate and construction real estate portfolios, reviewing the level of expertise in our lending area and taking other steps to improve the Company’s exposure in these areas.

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

The following table sets forth the maturities of time deposits $100 thousand and over:

At December 31, 2009
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$107,662
After three but within six months	106,528
After six but within twelve months	136,764
After twelve months	55,079
Total time deposits $100,000 and over	$406,033

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”) with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.  Total short-term and long-term borrowings increased $10.0 million at December 31, 2009 compared to December 31, 2008 due to additional short-term borrowings, net of scheduled payments on existing borrowings.

In addition to short- and long-term borrowings made by us, the ESOP has used borrowings, which the Company guarantees, to facilitate its ability to acquire stock for the benefit of all employees who participate in the ESOP.  For further information, please see “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 12, ‘Retirement Plans” in Item 8 of this Form 10-K below.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$26,523	$21,783	$18,426
Maximum outstanding at any month-end during the period	40,000	40,000	44,400
Balance outstanding at end of period	20,000	—	40,000
Weighted average interest rate during the period	2.77%	3.24%	3.61%
Weighted average interest rate at end of the period	4.67%	0.00%	3.22%
Long-term borrowings:
Average balance outstanding	$17,210	$23,549	$45,441
Maximum outstanding at any month-end during the period	33,529	23,566	63,600
Balance outstanding at end of period	13,493	23,532	23,569
Weighted average interest rate during the period	4.43%	4.90%	3.97%
Weighted average interest rate at end of the period	3.68%	4.90%	4.90%
Borrowings made by Employee Stock Ownership Plan (ESOP) to outside parties:
Average balance outstanding	$—	$9	$296
Maximum outstanding at any month-end during the period	—	—	271
Balance outstanding at end of period	—	—	271
Weighted average interest rate during the period	0.00%	7.27%	8.11%
Weighted average interest rate at end of the period	0.00%	0.00%	7.25%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period		37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	7.49%	7.87%	8.26%
Weighted average interest rate at end of the period	7.32%	7.64%	8.13%

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

At December 31, 2009 and 2008, we were in compliance with the foregoing policy.

At December 31, 2009, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $155.5 million and standby letters of credit of $14.6 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $539.1 million at December 31, 2009.  Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $99.5 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2009, we had the ability to borrow from the FHLB up to a total of $115.7 million in additional funds. We also may borrow through the Federal Reserve Bank’s discount window up to a total of $108.6 million on a short-term basis. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.  Based upon the current economic conditions and uncertainties, the Company has adjusted its policies on administering its balance sheet to adjust to these changes.  The Company is maintaining higher liquidity on hand in order to be prepared for potential draws on that liquidity, and to be able to respond to possible increases in the interest rate environment.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to Trinity.  See “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and “Business—Los Alamos National Bank—Supervision and Regulation—Dividends” in Item 1 of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%.  At December 31, 2009, the Bank could pay a total of $45.6 million in dividends and still meet these minimum regulatory capital ratio requirements for “well-capitalized” status.  However, the Bank has an internal Capital Plan which provides for certain ranges and internal minimum capital levels based upon certain risk factors.  The Capital Plan also identifies potential sources for additional capital should it be deemed necessary.  For more information, please see “Capital Resources” on p. 57 and Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 19, ‘Regulatory Matters’” below.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.  For further discussion of the nature of each obligation, please see Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$847,678	$847,678	$—	$—	$—
Time deposits (1)	620,767	539,120	55,454	13,210	12,983
Short-term borrowings (1)	20,000	20,000	—	—	—
Long-term borrowings (1)	13,493	9	10,632	879	1,973
Operating leases	118	118	—	—	—
Capital leases	3,780	185	370	3,225	—
Junior subordinated debt owed to unconsolidated trusts (1)	37,116	—	—	—	37,116
Total contractual long-term cash obligations	$1,542,952	$1,407,110	$66,456	$17,314	$52,072

_________________________

(1)	Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements.  While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility.  Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations.  The capital lease was acquired in 2006 for the land on which our third office in Santa Fe was constructed.  The lease contains a purchase option in 2014 that we expect to exercise, the cost of which is largely offset by a loan held on the property.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2009.  For further discussion of these commitments is included in Notes 15 and 16 in Item 8, “Financial Statements and Supplementary Data” of this report.

	Total	One year or less	1-3 years	3-5 years	After 5 years
	(In thousands)
Commitments to extend credit:
Commercial	$43,873	$43,620	$—	$253	$—
Commercial real estate	2,618	2,618	—	—	—
Residential real estate	1,366	1,366	—	—	—
Construction real estate	20,098	15,556	4,542	—	—
Revolving home equity and credit card lines	78,134	35,664	2,350	9,822	30,298
Other	9,446	9,436	10	—	—
Standby letters of credit	14,628	14,588	—	—	40
Total commitments to extend credit	170,163	122,848	6,902	10,075	30,338
Commitments to sell mortgage loans	14,277	14,277	—	—	—
ESOP liquidity put	12,541	2,508	5,017	5,016	—
Total commitments	$196,981	$139,633	$11,919	$15,091	$30,338

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The Bank’s contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The ESOP liquidity put is described in Note 12 in Item 8, “Financial Statements and Supplementary Data,” of this report.

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  A “well–capitalized” institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  As of December 31, 2009, the most recent notification from the federal banking regulators categorized the Bank as “well-capitalized.”  The Agreement with the OCC does not change the Bank's
“Well-Capitalized” status.  The Bank remains strongly capitalized with its total capital to risk-weighted assets exceeding the statutory requirements for “Well-Capitalized” status at 13.63%, almost 140% of the statutory requirements as of December 31, 2009.  In connection with the current economic environment, the Bank has a capital plan to maintain its total capital to risk-weighted assets at 12% or above and its Tier 1 capital to total assets at 9% or above.

In order for the Company to be considered “adequately capitalized” on a consolidated basis, it must maintain a minimum ratio of Tier 1 capital to total assets of 4%, and a minimum ratio of total capital to risk-weighted assets of 8%.  However, the Company maintains and follows its own internal Capital Plan that may require higher minimum capital ratios based upon certain risk factors in the areas of asset quality.  See Item 1. “Business—Supervision and Regulation—Capital Requirements.”

A certain amount of both the Company and the Bank’s Tier 1 capital was in the form of Trust Preferred Securities.  Please see Note 10, ”Junior Subordinated Debt Owed to Unconsolidated Trusts” in Item 8, “Financial Statements and Supplementary Data” in this report for details on the effect these have on risk based capital.

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2009.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$173,370	14.16%	$97,955	8.00%	N/A	N/A
Bank only	165,868	13.63	97,376	8.00	$121,721	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	157,945	12.90%	48,978	4.00%	N/A	N/A
Bank only	150,532	12.37	48,688	4.00	73,032	6.00
Tier 1 capital (to average assets):
Consolidated	157,945	9.58%	65,945	4.00%	N/A	N/A
Bank only	150,532	9.18	65,614	4.00	82,017	5.00

_________________________

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $18.5 million, $21.0 million and $20.8 million for 2009, 2008 and 2007.  Net cash provided by operating activities decreased $2.5 million primarily due a decrease in cash provided by net income, less adjustments for non-cash items, of $3.3 million.  This was partially offset by an increase in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $810 thousand.  Between 2008 and 2007, net cash provided by operating activities increased by $210 thousand primarily due to an increase in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $1.6 million.  This was partially offset by a decrease in cash provided by net income, less adjustments for non-cash items.

Net cash (used in) investing activities was ($92.0) million, ($70.5) million and ($53.6) million for 2009, 2008 and 2007.  Net cash used in investing activities increased $21.5 million primarily due to a decrease of cash provided from the maturities and paydowns of securities of $57.1 million and an increase in cash used for the purchase of investment securities of $30.0 million.  These items were partially offset by an increase in cash provided by the sale of investment securities of $46.9 million and a decrease in cash used for the funding of loans, net of repayments, of $19.1 million.  From 2007 to 2008, net cash used in investing activities increased $16.9 million primarily due to a decrease of cash provided from the maturities and paydowns of securities of $60.9 million and an increase in cash used by the funding of loans (net of repayments) of $24.8 million.  These items were partially offset by a decrease in cash used by the purchase of investment securities of $36.6 million and an increase in cash provided by the sale of investment securities of $32.5 million.

Net cash provided by financing activities was $255.8 million, $29.2 million and $4.7 million for 2009, 2008 and 2007.  Net cash provided by financing activities increased $226.6 million primarily due to an increase of cash provided by the net increase in deposits of $140.7 million, an increase in cash provided from the issuance of borrowings, net of repayments, of $50.0 million, and an increase in cash provided by the issuance of preferred stock of $35.5 million.  From 2007 to 2008, net cash provided by financing activities increased $24.5 million primarily due to an increase of cash provided by the net increase in deposits of $63.4 million, which was partially offset by an increase in cash used in the repayment of borrowings of $39.1 million.

The most significant growth in deposits from December 31, 2008 to December 31, 2009 occurred in savings accounts ($101.3 million) and time deposits over $100,000 ($82.1 million), with smaller growth in NOW accounts ($31.7 million), time deposits under $100,000 ($10.0 million) and demand deposits ($2.3 million).  There was a decline in MMDA deposits ($10.6 million).  This large growth in deposits was evidence that customers have been more interested in preserving or increasing liquidity, rather than spending or investing in more volatile markets.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2009, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of December 31, 2009:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$470,802	$433,934	$283,245	$51,805	$1,239,786
Loans held for sale	9,245	—	—	—	9,245
Investment securities	12,487	21,298	87,116	35,743	156,644
Securities purchased under agreements to resell	620	—	—	—	620
Interest-bearing deposits with banks	188,114	—	—	—	188,114
Investment in unconsolidated trusts	186	—	—	930	1,116
Total interest-earning assets	$681,454	$455,232	$370,361	$88,478	$1,595,525

Interest-bearing Liabilities:
NOW deposits	$56,035	$97,454	$—	$—	$153,489
Money market deposits	75,841	93,642	—	—	169,483
Savings deposits	194,508	242,960	—	—	437,468
Time deposits over $100,000	107,662	243,292	45,722	9,357	406,033
Time deposits under $100,000	66,531	121,635	22,942	3,626	214,734
Short-term borrowings	—	20,000	—	—	20,000
Long-term borrowings	9	27	11,484	1,973	13,493
Capital lease obligations	—	—	—	2,211	2,211
Borrowings made by ESOP to outside parties	—	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	6,186	—	—	30,930	37,116
Total interest-bearing liabilities	$506,772	$819,010	$80,148	$48,097	$1,454,027
Rate sensitive assets (RSA)	$681,454	$1,136,686	$1,507,047	$1,595,525	1,595,525
Rate sensitive liabilities (RSL)	506,772	1,325,782	1,405,930	1,454,027	1,454,027
Cumulative GAP (GAP=RSA-RSL)	174,682	(187,096)	101,117	141,498	141,498
RSA/Total assets	40.64%	67.79%	89.88%	95.16%	95.16%
RSL/Total assets	30.22%	79.07%	83.85%	86.72%	86.72%
GAP/Total assets	10.42%	-11.28%	6.03%	8.44%	8.44%
GAP/RSA	25.63%	-16.64%	6.71%	8.87%	8.87%

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

Based on simulation modeling at December 31, 2009 and December 31, 2008, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	At December 31, 2009		At December 31, 2008
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(6,584)	(11.71)%	$(1,084)	(2.11)%
+1.00	(3,329)	(5.92)	257	0.50
(1.00)	(281)	(0.50)	(627)	(1.22)
(2.00)	(394)	(0.70)	(1,177)	(2.29)

Our simulations used assume the following:

1.           Changes in interest rates are immediate.

2.           It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2009.

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

FINANCIAL STATEMENTS
Audited Financial Statements December 31, 2009, 2008, and 2007

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management identified the following material weakness in the company's internal control over financial reporting:

We made two material adjustments to our financial statements during the audit process.  One of the adjustments was based upon a change in the valuation of certain collateral for a loan due to new information about the borrower and underlying collateral that existed at December 31, 2009 and was learned in February 2010.  The other adjustment was based upon an error in accrual treatment of FDIC pre-paid assessments.  Trinity believes these are isolated events.  However, Trinity is reviewing its controls and procedures for capturing and assessing subsequent events and pre-paid assessments to ensure such adjustments will not occur in the future.  Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company’s independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trinity Capital Corporation

We have audited Trinity Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Trinity Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on timely basis.  The following material weakness has been identified and included in management’s assessment: Management did not record all expenses in the proper year and did not properly identify subsequent events which impacted the impairment of loans.  This resulted in two audit adjustments which, when combined, had a material impact to the balances within the financial statements.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 16, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Trinity Capital Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Trinity Capital Corporation, and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Moss Adams LLP
Albuquerque, NM

March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Trinity Capital Corporation

We have audited the accompanying consolidated balance sheet of Trinity Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010 expressed an adverse opinion thereon.

/s/ Moss Adams LLP

Albuquerque, NM

March 16, 2010

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except share data)

	2009	2008
ASSETS
Cash and due from banks	$18,761	$18,259
Interest-bearing deposits with banks	188,114	6,800
Federal funds sold and securities purchased under resell agreements	620	203
Cash and cash equivalents	207,495	25,262
Investment securities available for sale	136,756	103,007
Investment securities held to maturity, at amortized cost (fair value of $10,808 at December 31, 2009 and $9,780 at December 31, 2008)	11,436	8,927
Other investments	9,568	5,643
Loans (net of allowance for loan losses of $24,504 at December 31, 2009 and $15,230 at December 31, 2008)	1,215,282	1,215,304
Loans held for sale	9,245	8,603
Premises and equipment, net	31,949	24,406
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	6,840	7,889
Mortgage servicing rights, net	7,647	5,271
Other intangible assets	830	759
Other real estate owned	16,750	2,354
Prepaid expenses	8,648	1,443
Deferred income taxes	4,979	1,829
Other assets	7,105	4,819
Total assets	$1,676,741	$1,417,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$87,238	$84,038
Interest-bearing	1,381,207	1,167,556
Total deposits	1,468,445	1,251,594
Short-term borrowings	20,000	—
Long-term borrowings	13,493	23,532
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	5,038	5,821
Other liabilities	7,536	6,168
Total liabilities	1,553,839	1,326,442

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except share data)
(Continued from previous page)

	2009	2008
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 627,030 shares and 602,514 shares at December 31, 2009 and December 31, 2008, respectively, at fair value	$12,541	$13,105
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at December 31, 2009, $1,000.00 liquidation value, at amortized cost	33,597	—
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at December 31, 2009, $1,000.00 liquidation value, at amortized cost	2,077	—
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,440,784 and 6,448,548 at December 31, 2009 and December 31, 2008, respectively	6,836	6,836
Additional paid-in capital	1,869	1,797
Retained earnings	77,054	79,233
Accumulated other comprehensive gain	142	1,419
Total stockholders' equity before treasury stock	121,575	89,285
Treasury stock, at cost, 416,016 shares and 408,252 shares at December 31, 2009 and December 31, 2008, respectively	(11,214)	(11,105)
Total stockholders' equity	110,361	78,180
Total liabilities and stockholders' equity	$1,676,741	$1,417,727

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except per share data)

	2009	2008	2007
Interest income:
Loans, including fees	$73,297	$78,713	$89,059
Investment securities:
Taxable	2,999	2,922	4,917
Nontaxable	1,056	744	990
Federal funds sold	1	169	133
Other interest-bearing deposits	332	565	1,798
Investment in unconsolidated trusts	83	87	92
Total interest income	77,768	83,200	96,989
Interest expense:
Deposits	19,432	30,887	42,146
Short-term borrowings	735	707	690
Long-term borrowings	762	1,154	1,802
Long-term capital lease obligations	268	268	293
Junior subordinated debt owed to unconsolidated trusts	2,780	2,920	3,067
Total interest expense	23,977	35,936	47,998
Net interest income	53,791	47,264	48,991
Provision for loan losses	26,024	8,183	4,200
Net interest income after provision for loan losses	27,767	39,081	44,791
Other income:
Mortgage loan servicing fees	2,519	2,467	2,468
Trust fees	1,463	1,092	981
Loan and other fees	2,699	2,605	2,409
Service charges on deposits	1,718	1,720	1,714
Gain on sale of loans	7,766	2,027	1,658
Gain on sale of securities	2,543	555	62
Title insurance premiums	1,364	815	788
Other operating income	417	263	428
Total other income	20,489	11,544	10,508

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except per share data)
(Continued from previous page)

	2009	2008	2007
Other expenses:
Salaries and employee benefits	$20,055	$18,870	$18,516
Occupancy	3,517	3,310	3,558
Data processing	2,854	2,295	1,855
Marketing	1,564	2,056	1,971
Amortization and valuation of mortgage servicing rights	1,740	4,193	2,285
Amortization and valuation of other intangible assets	296	44	—
Supplies	698	440	785
Loss on sale of other real estate owned	1,128	132	(120)
Postage	567	623	642
Bankcard and ATM network fees	1,343	1,241	1,240
Legal, professional and accounting fees	3,023	1,538	1,338
FDIC insurance premiums	3,285	682	136
Other	3,247	2,619	2,399
Total other expense	43,317	38,043	34,605
Income before income taxes	4,939	12,582	20,694
Income taxes	1,763	4,583	7,365
Net income	$3,176	$7,999	$13,329
Dividends and discount accretion on preferred shares	1,604	—	—
Net income available to common shareholders	$1,572	$7,999	$13,329
Basic earnings per common share	$0.24	$1.23	$2.05
Diluted earnings per common share	$0.24	$1.23	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except share and per share data)

	Common Stock		Preferred Stock
	Issued	Held in Treasury, at cost	Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$6,836	($7,444)	$0	$1,067	$62,939	($158)	$63,240
Comprehensive income
Net income					13,329
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $173						292
Reclassification of unrealized gains to realized gains, net of taxes of $22						(62)
Total comprehensive income							13,559
Dividends				(31)	(4,859)		(4,890)
Treasury shares purchased		(2,509)					(2,509)
Treasury shares issued from exercise of stock options		286		(110)			176
Tax benefit from the exercise of stock options				57			57
Decrease in stock owned by ESOP participants, 3,464 shares					100		100
Net change in the fair value of stock owned by ESOP participants					1,101		1,101
Allocation of ESOP shares				299			299
Stock options and stock appreciation rights expensed				238			238
Balance, December 31, 2007	$6,836	($9,667)	$0	$1,520	$72,610	$72	$71,371

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except share and per share data)
(Continued from previous page)

	Common Stock		Preferred Stock
	Issued	Held in Treasury, at cost	Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$6,836	($9,667)	$0	$1,520	$72,610	$72	$71,371
Comprehensive income
Net income					7,999
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $1,086						1,698
Reclassification of unrealized gains to realized gains, net of taxes of $204						(351)
Total comprehensive income							9,346
Dividends				(14)	(5,156)		(5,170)
Treasury shares purchased		(1,802)					(1,802)
Treasury shares issued from exercise of stock options		364		(84)			280
Tax benefit from the exercise of stock options				43			43
Decrease in stock owned by ESOP participants, 23,088 shares					623		623
Net change in the fair value of stock owned by ESOP participants					3,157		3,157
Allocation of ESOP shares				112			112
Stock options and stock appreciation rights expensed				220			220
Balance, December 31, 2008	$6,836	($11,105)	$0	$1,797	$79,233	$1,419	$78,180

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except share and per share data)
(Continued from previous page)

	Common Stock		Preferred Stock
	Issued	Held in Treasury, at cost	Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$6,836	($11,105)	$0	$1,797	$79,233	$1,419	$78,180
Comprehensive income
Net income					3,176
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $137						210
Reclassification of unrealized gains to realized gains, net of taxes of $1,056						(1,487)
Total comprehensive income							1,899
Dividends declared on common shares					(4,315)		(4,315)
Dividends declared on preferred shares					(1,469)		(1,469)
Issuance of preferred stock, series A			33,437				33,437
Issuance of preferred stock, series B			2,102				2,102
Amortization of preferred stock issuance costs			135		(135)		0
Treasury shares purchased		(473)					(473)
Treasury shares issued from exercise of stock options		364		(85)			279
Tax benefit from the exercise of stock options				10			10
Increase in stock owned by ESOP participants, 24,516					(533)		(533)
Net change in the fair value of stock owned by ESOP participants					1,097		1,097
Stock options and stock appreciation rights expensed				147			147
Balance, December 31, 2009	$6,836	($11,214)	$35,674	$1,869	$77,054	$142	$110,361

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$3,176	$7,999	$13,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,660	2,409	2,343
Net amortization of:
Mortgage servicing rights	2,499	2,740	2,853
Other intangible assets	296	44	—
Premium and discounts on investment securities, net	29	1,176	(676)
Junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Provision for loan losses	26,024	8,183	4,200
Change in mortgage servicing rights valuation allowance	(759)	1,453	(568)
Loss on disposal of premises and equipment	3	1	(13)
Gain on sale of investment securities	(2,543)	(555)	(62)
Federal Home Loan Bank (FHLB) stock dividends received	(6)	(102)	(216)
Loss on venture capital investments	286	113	78
Gain on sale of loans	(7,766)	(2,027)	(1,658)
Loss on disposal of other real estate owned	721	71	(3)
Write-down of value of other real estate owned	283	80	—
Increase in other assets, prepaids and deferred tax	(10,774)	(2,260)	(1,450)
Increase (decrease) in other liabilities	1,183	(1,061)	1,115
Release of Employee Stock Ownership Plan (ESOP) shares	—	340	717
Stock options and stock appreciation rights expenses	147	220	238
Tax benefit recognized for exercise of stock options	(10)	(43)	(57)
Net cash provided by operating activities before originations and gross sales of loans	15,463	18,795	20,184
Gross sales of loans held for sale	400,072	131,165	135,644
Origination of loans held for sale	(397,064)	(128,967)	(135,045)
Net cash provided by operating activities	18,471	20,993	20,783

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)
(Continued from previous page)

	2009	2008	2007

Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$11,241	$67,313	$128,500
Proceeds from maturities and paydowns of investment securities, held to maturity	258	232	1,807
Proceeds from maturities and paydowns of investment securities, other	731	1,829	—
Proceeds from sale of investment securities, available for sale	95,894	48,980	14,784
Proceeds from sale of investment securities, other	—	—	1,648
Purchase of investment securities available for sale	(140,480)	(118,102)	(153,802)
Purchase of investment securities held to maturity	(2,766)	—	—
Purchase of investment securities other	(4,936)	(103)	(954)
Proceeds from sale of other real estate owned	9,556	1,890	767
Loans funded, net of repayments	(49,857)	(68,951)	(44,173)
Purchases of loans	(1,101)	—	—
Purchases of premises and equipment	(10,206)	(2,745)	(2,146)
Acquisition of intangible assets	(367)	(800)	—
Net cash (used in) investing activities	(92,033)	(70,457)	(53,569)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	124,730	85,182	34,421
Net increase (decrease) in time deposits	92,121	(9,046)	(21,704)
Proceeds from issuances of borrowings	30,000	—	—
Repayment of borrowings	(20,039)	(40,037)	(715)
Repayment of ESOP debt	—	(271)	(472)
Purchase of treasury stock	(473)	(1,802)	(2,509)
Issuance of common stock for stock option plan	289	323	233
Issuance of preferred stock	35,539	—	—
Common shares dividend payments	(5,155)	(5,190)	(4,591)
Preferred shares dividend payments	(1,227)	—	—
Tax benefit recognized for exercise of stock options	10	43	57
Net cash provided by financing activities	255,795	29,202	4,720
Net increase (decrease) in cash and cash equivalents	182,233	(20,262)	(28,066)
Cash and cash equivalents:
Beginning of period	25,262	45,524	73,590
End of period	$207,495	$25,262	$45,524

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)
(Continued from previous page)

	2009	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,760	$36,836	$47,050
Income taxes	4,797	7,758	8,674
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	24,956	3,037	1,957
Dividends declared, not yet paid	1,981	2,579	2,600
Change in unrealized gain on investment securities, net of taxes	(1,277)	2,229	230

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below).  Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009.  Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results.  In August 2008, the Bank obtained a 26% interest in Cottonwood Technology Group, LLC (“Cottonwood”) and on July 13, 2009 the Bank assigned 2% of its interests to the other members of the company.  This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to transfer the assets of Allocca & Brunett to the Bank over the next year.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member.  FNM Investment Fund IV, was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to and investments in a New Market Tax Credit project.

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

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

The Bank conducts its operations from its main office in Los Alamos and separate office locations in Albuquerque, Santa Fe and White Rock, New Mexico.  The Bank also operates drive-up facilities and 31 automatic teller machines (ATM’s) in Los Alamos, Santa Fe and surrounding geographic areas.  Title Guaranty conducts its operations from its offices in Los Alamos and Santa Fe.

Deposits with banks, federal funds sold and securities purchased under resell agreements:  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks and federal funds sold.

Investment securities available for sale:  Securities classified as available for sale are debt securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Purchase premiums and discounts are generally recognized in interest income using the interest method over the term of the securities.  For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary (OTTI) result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.  Impairment is assessed at the individual security level.  An investment security is impaired if the fair value of the security is less than its amortized cost basis.  Once the security is impaired, a determination must be made to see if it is OTTI.

In determining OTTI losses, management considers many factors, including: current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Project cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income.  Impairment losses related to call other factors are presented as separate categories within other comprehensive income.

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

Interest on loans is accrued and reported as income using the interest method on daily principal balances outstanding.  The Bank generally discontinues accruing interest on loans when the loan becomes 90 days or more past due or when management believes that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on nonaccrual loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans renegotiated in troubled debt restructurings are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment (if any) and any subsequent changes are included in the allowance for loan losses.

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

Prepaid expenses.  The Company may pay certain expenses before the actual costs are incurred.  In this case, these expenses are recognized as an asset.  These expenses are amortized as expense over the period of time in which the costs are incurred.  The original term of these prepaid expenses generally range from three months to five years.  The most significant single prepaid expense as of December 31, 2009 was a $7.6 million prepaid FDIC insurance premium to be amortized over a period of three years.

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

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2009	2008	2007
	(In thousands, except share and per share data)
Net income	$3,176	$7,999	$13,329
Dividends and discount accretion on preferred shares	1,604	—	—
Net income available to common shareholders	$1,572	$7,999	$13,329
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(412,532)	(377,803)	(323,251)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	—	(602)	(18,936)
Weighted average common shares outstanding, net	6,444,268	6,478,395	6,514,613
Basic earnings per common share	$0.24	$1.23	$2.05
Weighted average dilutive shares from stock option plan	4,866	19,816	41,252
Weighted average common shares outstanding including derivative shares	6,449,134	6,498,211	6,555,865
Diluted earnings per common share	$0.24	$1.23	$2.03

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 356,500, 314,500 and 262,500 as of December 31, 2009, 2008 and 2007, respectively.

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	2009	2008	2007
	(In thousands)
Net income	$3,176	$7,999	$13,329
Securities available for sale:
Net change in unrealized (losses) gains	347	2,784	465
Related income tax expense	(137)	(1,086)	(173)
Net securities gains reclassified into earnings	(2,543)	(555)	(84)
Related income tax benefit	1,056	204	22
Net effect on other comprehensive income for the period	(1,277)	1,347	230
Comprehensive income	$1,899	$9,346	$13,559

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

Preferred stock:  Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the preferred stock and charged to retained earnings.  The accretion is recorded using the level-yield method.  Preferred dividends paid (declared and accrued) and any accretion is deducted from net income for computing income available to common shareholders and earnings per share computations.

Recent accounting pronouncements:

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

 ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, as discussed above.  The adoption of this guidance did not significantly impact the Company’s previously reported financial statements.

ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.”  Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies”.

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 18 below.

ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 20 below).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  As of December 31, 2009, the Bank had sufficient balances in cash and there was no reserve balance requirement at the Federal Reserve Bank.  As of December 31, 2008, the reserve requirement at the Federal Reserve Bank was $2.4 million.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009
Government sponsored agencies	$68,502	$23	$(143)	$68,382
States and political subdivisions	26,112	494	(87)	26,519
Residential mortgage-backed securities	41,906	563	(614)	41,855
Equity securities	—	—	—	—
Totals	$136,520	$1,080	$(844)	$136,756

December 31, 2008
Government sponsored agencies	$87,890	$2,297	$—	$90,187
States and political subdivisions	12,771	86	(37)	12,820
Equity securities	1	—	(1)	—
Totals	$100,662	$2,383	$(38)	$103,007

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2009
States and political subdivisions	$11,436	$—	$(628)	$10,808
Totals	$11,436	$—	$(628)	$10,808

December 31, 2008
States and political subdivisions	$8,927	$1,179	$(326)	$9,780
Totals	$8,927	$1,179	$(326)	$9,780

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$8,452	$—	$—	$8,452
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$9,568	$—	$—	$9,568

December 31, 2008
Non-marketable equity securities (including FRB and FHLB stock)	$4,527	$—	$—	$4,527
Investment in unconsolidated trusts	1,116	—	—	1,116
Totals	$5,643	$—	$—	$5,643

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Gross realized gains	$2,543	$555	$62
Gross realized losses	—	—	—
Net gains	$2,543	$555	$62

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2009 and 2008, was as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2009
Government sponsored agencies	$25,855	$(143)	$—	$—	$25,855	$(143)
States and political subdivisions	4,540	(87)	—	—	4,540	(87)
Residential mortgage-backed securities (1)	20,579	(527)	1,481	(87)	22,060	(614)
Totals	$50,974	$(757)	$1,481	$(87)	$52,455	$(844)

December 31, 2008
States and political subdivisions	$—	$—	$947	$(37)	$947	$(37)
Equity securities	1	(1)	—	—	1	(1)
Totals	$1	$(1)	$947	$(37)	$948	$(38)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

December 31, 2009
States and political subdivisions	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)
Totals	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)

December 31, 2008
States and political subdivisions	$1,315	$(326)	$—	$—	$1,315	$(326)
Totals	$1,315	$(326)	$—	$—	$1,315	$(326)

At December 31, 2009, $65.4 million in debt securities had unrealized losses with aggregate depreciation of 2.3% of the Company’s amortized cost basis.  Of these securities, $3.4 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 12.3%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of December 31, 2009, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$6,288	$6,313	$—	$—	$100	$100
One to five years	77,165	77,249	—	—	—	—
Five to ten years	17,862	18,037	—	—	—	—
Over ten years	35,205	35,157	11,436	10,808	1,116	1,116
Equity investments with no stated maturity	—	—	—	—	8,352	8,352
	$136,520	$136,756	$11,436	$10,808	$9,568	$9,568

Securities with carrying amounts of $49.5 million and $27.5 million at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Loans consisted of:

	December 31,
	2009	2008
	(In thousands)
Commercial	$138,684	$116,588
Commercial real estate	452,235	412,184
Residential real estate	399,588	388,776
Construction real estate	194,179	254,444
Installment and other	58,456	60,746
Total loans	1,242,142	1,232,738
Unearned income	(2,356)	(2,204)
Gross loans	1,239,786	1,230,534
Allowance for loan losses	(24,504)	(15,230)
Net loans	$1,215,282	$1,215,304

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Non-performing loans as of December 31, 2009, 2008 and 2007, were as follows:

	2009	2008	2007
	(In thousands)
Non-accruing loans	$65,035	$33,387	$11,789
Total non-performing loans	$65,035	$33,387	$11,789

There were no loans past due more than 90 days and still accruing interest at the end of 2009, 2008 or 2007.  The reduction in interest income associated with loans on non-accrual status was $3.4 million, $2.3 million and $882 thousand for the years ended December 31, 2009, 2008 and 2007.

Information about impaired loans as of and for the years ended December 31, 2009, 2008 and 2007, is as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Loans for which there was a related allowance for credit losses	$—	$—	$6,234
Restructured loans, still accruing interest	2,513	940	521
Other impaired loans	57,767	39,373	3,653
Total impaired loans	$60,280	$40,313	$10,408

Average monthly balance of impaired loans	$51,884	$37,127	$6,843
Related allowance for credit losses	$—	$—	$2,644
Interest income recognized on an accrual basis	$—	$—	$—
Interest income recognized on a cash basis	$320	$47	$98

Total troubled debt restructures, both those in accrual and non-accrual status, were $8.2 million, $3.3 million and $521 thousand as of December 31, 2009, 2008 and 2007, respectively.

Activity in the allowance for loan losses was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$15,230	$13,533	$12,167
Provision for loan losses	26,024	8,183	4,200
Charge-offs	(17,379)	(7,016)	(3,146)
Recoveries	629	530	312
Net charge-offs	(16,750)	(6,486)	(2,834)
Balance, end of year	$24,504	$15,230	$13,533

Loans outstanding to executive officers and directors of the Company, including companies in which these individuals have management control or beneficial ownership, at December 31, 2009 and 2008, were approximately $5.0 million and $4.2 million.  In the opinion of management, these loans have similar terms to other customer loans.  An analysis of the activity related to these loans for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(In thousands)
Balance, beginning	$4,244	$2,792
Additions	1,787	2,291
Principal payments and other reductions	(1,010)	(839)
Balance ending	$5,021	$4,244

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$1,019,584	$940,778
Federal Home Loan Mortgage Corporation (FHLMC)	—	1,091
Other investors	268	307
Total	$1,019,852	$942,176

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.9 million and $6.2 million as of December 31, 2009 and 2008.  There were no custodial balances on deposit with other financial institutions during 2009 and 2008.

An analysis of changes in mortgage servicing rights asset follows:

	2009	2008	2007
	(In thousands)
Balance at beginning of period	$6,908	$8,250	$9,867
Servicing rights originated and capitalized	4,116	1,398	1,236
Amortization	(2,499)	(2,740)	(2,853)
Balance at end of period	$8,525	$6,908	$8,250

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2008	2008	2007
	(In thousands)
Balance at beginning of period	$(1,637)	$(184)	$(752)
Aggregate reductions credited to operations	2,144	1,347	702
Aggregate additions charged to operations	(1,385)	(2,800)	(134)
Balance at end of period	$(878)	$(1,637)	$(184)

The fair values of the MSRs were $8.8 million, $5.7 million and $8.5 million on December 31, 2009, 2008 and 2007, respectively.

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

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2009, 2008 and 2007:

	At December 31,
	2009	2008	2007
Prepayment Standard Assumption (PSA) speed	232.00%	390.00%	232.00%
Discount rate	10.76	10.76	10.00
Earnings rate	2.75	3.50	5.00

Note 6. Other intangible assets

In October 2008, the Bank purchased a customer list from Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico, for $800 thousand.  The purpose of this acquisition was to broaden our customer base and increase assets under management in the Bank’s trust operations.  This customer list is considered an intangible asset under ASC Topic 350, "Intangibles—Goodwill and Other.".  Under ASC Topic 350, an intangible asset with a finite life shall be amortized over the useful life of the asset.  Where the useful life is not known, estimates are permissible.

The useful life of the purchased customer list has been estimated at three years, based upon the purchase agreement entered into between the Bank and Allocca & Brunett, Inc.  This intangible asset is to be amortized to a residual value of zero at the end of the period using a straight-line amortization method.

The value of the asset is primarily derived from the expectation that the customers of Allocca & Brunett, Inc. will be substantially acquired by the Bank during the amortization period.  An additional payment of $352 thousand was made on the anniversary date of the closing date in 2009 per the acquisition contract.  This additional cost is being amortized over the remaining two years of estimated useful life of the original asset.  Additional payments to Allocca & Brunett, Inc. may be required on the basis of the assets held by the Bank on each of the next two anniversaries of the closing date.  The conversion of these accounts shall be monitored and, if the conversion rate falls below expectations, this asset may be deemed impaired.  The customer list would be reviewed for impairment under FASB ASC Topic 350, "Intangibles—Goodwill and Other.".  This impairment will be realized as an expense in the period in which it is recognized.  Management expects to integrate the assets of Allocca & Brunett into the Bank’s existing Investment Services Department over the next twelve months.

During the years ended December 31, 2009 and 2008, $296 thousand and $44 thousand were amortized, respectively.  The expected amortization of other intangible assets over the next five years at December 31, 2009 is as follows:

(In thousands)
2010	$443
2011	384
2012	—
2013	—
2014	—
Thereafter	—
Total	$827

In addition to the acquired customer list, the Company had $3 thousand in trademarks as non-amortizing intangible assets outstanding as of December 31, 2009 and 2008.

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	23,653	15,820
Furniture and equipment	27,276	24,230
Construction in progress	—	725
Total	54,749	44,605
Accumulated depreciation	(22,800)	(20,199)
Total less depreciation	$31,949	$24,406

Depreciation on premises and equipment totaled $2.7 million, $2.4 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007.  The construction in progress as of December 31, 2008 was for the new office in Santa Fe, completed in 2009.

Note 8. Deposits

Deposits consisted of:

	At December 31,
	2009	2008
	(In thousands)
Demand deposits, noninterest bearing	$54,066	$51,735
NOW and money market accounts	356,144	335,090
Savings deposits	437,468	336,123
Time certificates, $100,000 or more	406,033	323,948
Other time certificates	214,734	204,698
Total	$1,468,445	$1,251,594

At December 31, 2009, the scheduled maturities of time certificates were as follows:

(In thousands)
2010	$539,120
2011	43,535
2012	11,919
2013	9,964
2014	3,246
Thereafter	12,983
Total	$620,767

As of December 31, 2009 and 2008, the Company had $5.7 million and $1.0 million, respectively, in certificates of deposit held under the Certificate of Deposit Registry Service (CDARS).  Under the service agreements, customer certificates of deposit in excess of the FDIC insurance limits are exchanged with deposits at other financial institutions, resulting in no net change in total deposits but resulting in increased FDIC insurance coverage.  Under regulatory guidelines and certain conditions, these may be considered brokered deposits.  The Company had no non-CDARS brokered deposits at December 31, 2009 or 2008.

Note 9. Short- and Long-term Borrowings, including Borrowings made by Employee Stock Ownership Plan (ESOP)

Notes payable to the Federal Home Loan Bank (FHLB) at December 31, 2009 and 2008, were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted.  The total value of loans under the blanket assignment, as of December 31, 2009, was $441.3 million.

Maturity Date	Rate	Type	Index	Principal due	2009	2008
					(In thousands)
03/22/2010	4.667	Fixed	—	At maturity	20,000	20,000
01/03/2011	6.031	Fixed	—	Monthly Amortization	1,193	1,232
01/26/2012	2.565	Fixed	—	At maturity	10,000	—
04/27/2021	6.343	Fixed	—	At maturity	2,300	2,300
					$33,493	$23,532

The following is a summary of debt payments required for years after 2009.

(In thousands)
2010	$20,036
2011	36
2012	10,564
2013	478
2014	406
Thereafter	1,973
Total	$33,493

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2009:

	Trust I	Trust III		Trust IV	Trust V
	(Dollars in thousands)
Date of issue	March 23, 2000	May 11, 2004		June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000		$10,000	$10,000
Rate on trust preferred securities	10.875%	2.96% (variable	)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034		November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009		August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186		$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186		$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	2.96% (variable	)	6.88%	6.83%

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

Trinity owns all of the outstanding common securities of the Trusts.  The Trusts are considered variable interest entities (VIEs) under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended for an additional year.  As of December 31, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During 2009, 2008 and 2007, $14 thousand of these issuance costs were amortized in each year.  The total amount of the issuance costs of the issue paid off in 2006 was amortized that year.  Unamortized issuance costs were $283 thousand, $297 thousand and $311 thousand at December 31, 2009, 2008 and 2007, respectively.  There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $478 thousand and $485 thousand on December 31, 2009 and 2008, respectively.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock as part of the TARP Capital Purchase Program, prior to the earlier of (i) March 27, 2012 and (ii) the date on which all of the shares of the Series A and Series B Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not redeem our trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.  See Note 23 below.

Note 11. Description of Leasing Arrangements

The Company is leasing land in Santa Fe on which it has built a banking office.  The construction of the office was completed in 2009.  The lease has an 8 year term and expires in 2014, and contains an option to purchase the land at a set price at the termination of the initial term of the lease.  This lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease and the principal due at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.

In addition, the Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2010.  Lease payments for the years ended December 31, 2009, 2008 and 2007 totaled $402 thousand, $370 thousand and $361 thousand, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

(In thousands)
2010	$185
2011	185
2012	185
2013	185
2014	3,040
Thereafter	—
Total minimum lease payments	3,780
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	3,780
Less: Amount representing interest	(1,569)
Present value of net minimum lease payments	$2,211

Commitments for minimum future rentals under the operating leases were as follows at December 31, 2009:

(In thousands)
2010	$118
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$118

Note 12. Retirement Plans

The Company has a qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year.  The employee’s interest in the ESOP vests over a period of six years.  The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP is funded by annual discretionary contributions by the Company as determined by its Board of Directors.  The Company’s discretionary contributions to the ESOP in 2009, 2008 and 2007 were approximately $342 thousand, $564 thousand and $483 thousand, respectively.

The ESOP had a note payable of $271 thousand outstanding with a local bank as of December 31, 2007.  The note required annual principal payments of $471 thousand with the final payment of principal made on January 20, 2008.  Interest was variable at Citibank Prime (7.25% at December 31, 2007) and was payable semi-annually.  Collateral for this loan was Company stock owned by the ESOP and unallocated to the plan participants.  Shares were released from collateral based upon the ratio of principal and interest paid during the year to total principal and interest paid for the current year and payable for all future plan years.  Allocations of common stock purchased, released and forfeited are based on the eligible compensation of each participant.  The note payable was recorded as debt and the shares pledged as collateral netted against stock owned by ESOP participants in the accompanying balance sheets.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  The note was paid off in full on January 14, 2008.  All shares pledged as collateral were released and allocated to plan participants.

All shares held by the ESOP, acquired prior to the issuance of ASC 718-40 are included in the computation of average common shares and common share equivalents.  This accounting treatment is grandfathered for shares purchased prior to December 31, 1992.  As permitted by ASC 718-40, compensation expense for shares released is equal to the original acquisition cost of the shares if acquired prior to December 31, 1992.  As shares acquired after ASC 718-40 were released from collateral, the Company reported compensation expense equal to the current fair value of the shares, and the shares became outstanding for earnings-per-share computations.

Shares of the Company held by the ESOP acquired prior to December 31, 1992 totaled 229,787 and 235,250 shares at December 31, 2009 and 2008, respectively.

Shares of the Company held by the ESOP acquired after December 31, 1992 are as follows:

	December 31,
	2009	2008
Allocated shares	397,243	367,264
Total shares acquired after December 31, 1992	397,243	367,264

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2009, 2008 and 2007.  Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2009, 2008 and 2007 was $341 thousand, $611 thousand and $666 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $12.5 million and $13.1 million as of December 31, 2009 and 2008.

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

The Company is required by ASC Topic 718, "Compensation" to recognize compensation expense for share-based compensation. The Company uses the Black-Scholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights.  Key assumptions used in this valuation method (detailed below) are the volatility of the Company’s stock price, a risk-free rate of return (using the U.S. Treasury yield curve) based on the expected term from grant date to exercise date and an annual dividend rate based upon the current market price.  Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company.  Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.

The following table details the assumptions used in the Black-Scholes model for share-based compensation granted during the respective periods.  There were no stock incentives granted in 2009 or 2008.  The weighted-average grant date fair value of stock incentives granted during 2007 was $3.74.

	Twelve Months Ended December 31,
	2009	2008	2007

Stock price volatility	—	—%	14.74%
Risk-free rate	—	—%	3.45%
Expected dividends	—	—%	2.79%
Expected term (in years)	—	—	5

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of December 31, 2009, and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	435,395	$26.58
Granted	—	—
Exercised	(14,000)	20.00
Forfeited or expired	(8,895)	16.00
Outstanding at December 31, 2009	412,500	$27.03	2.81	$1,729
Exercisable at December 31, 2009	229,000	$26.77	3.59	$995

Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share in June of 2009.  The total intrinsic value of options exercised during 2009, 2008 and 2007 was $52 thousand, $62 thousand and $64 thousand.

As of December 31, 2009, there was $257 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan.  There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan.  That cost is expected to be recognized over a weighted-average vesting period of 1.9 years.  During 2009, we expensed $147 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 14. Income Taxes

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 740-10, Income Taxes, formerly, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), on January 1, 2007.  ASC 740 sets forth the criterion an individual tax position should meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under the guidelines of ASC 740, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination.  The term, “more likely than not”, means a likelihood of more than 50 percent.”  In assessing whether the more-likely-than-not criterion is met, the Company should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.  Management has analyzed ASC 740, relating to "Uncertain Tax Positions" for tax years after 2005 and continues to believe there is no financial statement impact to the Company.  The Company is no longer subject to income tax examinations by taxing authorities for years before 2006 for its federal and New Mexico filings.

The current and deferred components of the provision for Federal income tax expense for the years 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current income tax expense:
Federal	$3,459	$5,284	$7,608
State	624	875	972
Deferred income tax (benefit) expense:
Federal	(2,051)	(1,393)	(1,074)
State	(269)	(183)	(141)
Total income tax expense	$1,763	$4,583	$7,365

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	2009 Deferred		2008 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid Expenses	$—	$379	$—	$427
Allowance for loan losses	9,701	—	6,030	—
Mortgage servicing rights	—	3,028	—	2,087
Investment securities	—	—	—	2
Premises and equipment	—	1,798	—	1,237
Stock dividends on FHLB stock	—	166	—	187
Loans	9	—	45	—
Unrealized gain on securities available for sale	—	93	—	928
Accrued compensation	336		300
Stock options and stock appreciation rights expensed	354	—	296	—
Other real estate owned (OREO)	43	—	26	—
Total deferred taxes	$10,443	$5,464	$6,697	$4,868

The net deferred tax asset of $4.9 million and $1.8 million in 2009 and 2008, respectively, was reported in deferred income taxes on the balance sheet.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax will not be realized.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable could be reduced as the Company's circumstances change.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Federal statutory tax rate	$1,729	35.00%	$4,404	35.00%	$7,243	35.00%
Net tax exempt interest income	(337)	(6.81)	(255)	(2.03)	(336)	(1.62)
Interest disallowance	31	0.62	25	0.20	49	0.24
Nondeductible expenses	38	0.77	50	0.40	38	0.18
Tax benefit from exercise of stock options	(9)	(0.18)	(38)	(0.30)	(50)	(0.24)
Other, net	489	9.91	(53)	(0.42)	(271)	(1.31)
State income tax net of federal benefit	228	4.61	450	3.58	692	3.34
Tax credits	(406)	(8.22)	—	—	—	—
Provision for income taxes	$1,763	35.70%	$4,583	36.43%	$7,365	35.59%

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

At December 31, 2009 and 2008, the following credit-related commitments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2009	December 31, 2008
	(In thousands)
Unfunded commitments under lines of credit	$155,535	$201,001
Commercial and standby letters of credit	14,628	20,468

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the customer.  Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral.  These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Bank is committed.

Outstanding Letters of Credit:  In addition to short and long term borrowings from the Federal Home Loan Bank (FHLB), the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  The total value of these letters of credit was $292.1 million and $157.7 million as of December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009, all letters of credit had original terms of approximately one year.  These letters are secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures our short and long term borrowings from FHLB.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At December 31, 2009 and 2008, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $24 thousand and $38 thousand as of December 31, 2009 and 2008 respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  Although the Bank has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (“the Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Note 16. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred shares to the Treasury under the Capital Purchase Program (“CPP”).  Below is a table disclosing the information on these two series’:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5 % for the first 5 years, thereafter 9%	$1,000	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000	2,102

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  The amount of dividends accrued and unpaid as of December 31, 2009 was $242 thousand.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years.  The net difference of this amortization and accretion is posted directly to capital.  For 2009, a net amount of $135 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  For 2009, the total of these two amounts was $1.6 million.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) March 27, 2012 and (ii) the date on which all of the shares of the Series A and Series B Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.40 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the Series A or Series B Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A and Series B Preferred Stock, the Company may not pay dividends on its common stock unless it is current in its dividend payments on the Series A and Series B Preferred Stock.

Note 17. Litigation

Trinity, the Bank, Title Guaranty, Cottonwood, TCC Advisors, FNM Investment Fund IV or TCC Funds are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, in the aggregate, are material to our consolidated financial condition.

Note 18. Derivative Financial Instruments

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

The Company’s derivative instruments outstanding at December 31, 2009, include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At December 31, 2009, the Company had notional amounts of $5.0 million in contracts with customers and $14.3 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $251 thousand and a liability of $1 thousand as of December 31, 2009.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $123.0 million and $154.9 million as of December 31, 2009 and 2008, respectively.  Of these commitments outstanding, the breakdown between fixed- and adjustable-rate loans is as follows:

	At December 31,
	2009	2008
	(In thousands)
Fixed-rate (ranging from 2.5% to 9.5%)	$5,258	$8,766
Adjustable-rate	117,716	146,092
Total	$122,974	$154,858

Note 19. Regulatory Matters

The Company’s primary source of cash is dividends from the Bank.  Generally, the Bank is subject to certain restrictions on dividends that it may declare without prior regulatory approval, including as a result of the Agreement with the OCC as described in Item 1 above.  Generally, the Company cannot pay dividends that exceed its net income or which may weaken its financial health.  The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus its retained income for the two proceeding years.  Additionally, the Bank cannot pay dividends that are in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.  The Company is subject to additional dividend restrictions due to its participation in.the CPP.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2009.

As of December 31, 2009, the Bank was “well capitalized” as defined by OCC regulations.  To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status as “well-capitalized.”  The Company has in place a capital plan which provides for certain internal minimum capital ratios which take into consideration certain risk factors, requires the routine and frequent review of the Company’s capital position and identifies sources for additional capital should it be necessary.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$173,370	14.16%	$97,955	8.00%	N/A	N/A
Bank only	165,868	13.63	97,376	8.00	$121,721	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	157,945	12.90%	48,978	4.00%	N/A	N/A
Bank only	150,532	12.37	48,688	4.00	73,032	6.00
Tier 1 capital (to average assets):
Consolidated	157,945	9.58%	65,945	4.00%	N/A	N/A
Bank only	150,532	9.18	65,614	4.00	82,017	5.00

	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$139,806	11.80%	$94,772	8.00%	N/A	N/A
Bank only	133,407	11.33	94,162	8.00	$117,703	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	119,421	10.08%	47,386	4.00%	N/A	N/A
Bank only	118,688	10.08	47,081	4.00	70,622	6.00
Tier 1 capital (to average assets):
Consolidated	119,421	8.35%	57,239	4.00%	N/A	N/A
Bank only	118,688	8.34	56,908	4.00	71,135	5.00

_________________________

N/A—not applicable

Note 20. Fair Value Measurements

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Foreign currency in vault. This is valued at current market values in actively traded currency markets.  Changes in fair market values are recorded in other income.

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Derivatives. Derivative assets and liabilities represent interest rate contracts between the Company and loan customers, and between the Company and outside parties to whom we have made a commitment to sell residential mortgage loans at a set interest rate.  These are valued based upon the differential between the interest rates upon the inception of the contract and the current market interest rates for similar products.  Changes in market value are recorded in current earnings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Foreign currency in vault	$398	$398	$—	$—
Investment securities available for sale:
Government sponsored agencies	68,382	—	68,382	—
States and political subdivisions	26,519	—	26,519	—
Residential mortgage-backed securities	41,855	—	41,855	—
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	251	—	251	—

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	$1	$—	$1	$—

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$—	$24	$—

2008
Financial Assets:
Foreign currency in vault	$301	$301	$—	$—
Investment securities available for sale:
Government sponsored agencies	90,187	—	90,187	—
States and political subdivisions	12,820	—	12,820	—
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	58	—	58	—

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	$118	$—	$118	$—

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$38	$—	$38	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Loans held for sale. Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA).  Market pricing is based upon mortgage loans with similar terms and interest rates.  The change in market value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.

Mortgage Servicing Rights. Mortgage servicing rights (MSRs) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned.  We then compare that market value to the current amortized book value for each tranche.  The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.  Only the tranches deemed impaired are included in the following table.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009.  The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets and other non-financial long-lived assets measured at fair value.

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets).  Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.  The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.

During 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $25.0 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $3.7 million.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of  $2.0 million in foreclosed assets were remeasured at fair value during the year ended December 31, 2009, resulting in a charge of $283 thousand to current earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 are included in the table below (in thousands):

2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$14,954	$—	$—	$14,954
Loans held for sale	3,522	—	3,522	—
Mortgage servicing rights	3,049	—	—	3,049
Non-Financial Assets:
Foreclosed assets	16,750	—	—	16,750

2008
Financial Assets:
Impaired loans	$39,373	$—	$—	$39,373
Loans held for sale	—	—	—	—
Mortgage servicing rights	3,442	—	—	3,442
Non-Financial Assets:
Foreclosed assets	2,354	—	—	2,354

Note 21. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets
Cash	$5,209	$4,430
Investments in subsidiaries	153,459	122,593
Other assets	8,389	7,803
Total assets	$167,057	$134,826

Liabilities and Stockholders' Equity
Dividends payable	$1,981	$2,579
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	5,058	3,846
Stock owned by Employee Stock Ownership Plan (ESOP) participants	12,541	13,105
Stockholders' equity	110,361	78,180
Total liabilities and stockholders' equity	$167,057	$134,826

Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Dividends from subsidiaries	$9,083	$8,816	$8,734
Interest and other income	253	246	242
Interest and other expense	(3,297)	(3,536)	(3,699)
Income before income tax benefit and equity in undistributed net income of subsidiaries	6,039	5,526	5,277
Income tax benefit	819	1,262	1,558
Income before equity in undistributed net income of subsidiaries	6,858	6,788	6,835
Equity in undistributed net income of subsidiaries	(3,682)	1,211	6,494
Net income	$3,176	$7,999	$13,329
Dividends and discount accretion on preferred shares	1,604	—	—
Net income available to common shareholders	$1,572	$7,999	$13,329

Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities
Net income	$3,176	$7,999	$13,329
Adjustments to reconcile net income to net cash (used in ) operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income of subsidiaries	3,682	(1,211)	(6,494)
(Increase) decrease in taxes receivable from subsidiaries	(1,083)	73	680
Decrease (increase) in other assets	(600)	(2,217)	(54)
Increase in other liabilities	2,164	1,282	607
(Decrease) in TPS accrued dividend payable	(8)	(13)	(10)
Tax benefit recognized for exercise of stock options	(10)	(43)	(57)
Net cash provided by operating activities	7,335	5,884	8,015
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(35,686)	(220)	(238)
Net cash (used in) investing activities	(35,686)	(220)	(238)
Cash Flows from Financing Activities
Purchase of treasury stock	(473)	(1,802)	(2,509)
Issuance of treasury stock	436	543	471
Issuance of preferred stock	35,539	—	—
Common shares dividend payments	(5,155)	(5,176)	(4,560)
Preferred shares dividend payments	(1,227)	—	—
Dividends paid on unearned Employee Stock Ownership Plan (ESOP) stock	—	(14)	(31)
Tax benefit recognized for exercise of stock options	10	43	57
Net cash provided by (used in) financing activities	29,130	(6,406)	(6,572)
Net increase (decrease) in cash	779	(742)	1,205
Cash:
Beginning of year	4,430	5,172	3,967
End of year	$5,209	$4,430	$5,172

Note 22. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2009				Three Months Ended 2008
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$18,894	$19,131	$20,305	$19,438	$20,097	$20,244	$20,750	$22,109
Interest expense	5,649	6,079	6,183	6,066	7,487	8,566	9,345	10,538
Net interest income	13,245	13,052	14,122	13,372	12,610	11,678	11,405	11,571
Provision for loan losses	5,231	4,000	12,632	4,161	4,093	1,840	1,200	1,050
Net interest income after provision for loan losses	8,014	9,052	1,490	9,211	8,517	9,838	10,205	10,521
Other income	4,795	4,239	4,961	6,494	2,517	2,558	3,021	3,448
Other expenses	12,328	10,853	9,647	10,489	10,976	8,741	8,923	9,403
Income before income taxes	481	2,438	(3,196)	5,216	58	3,655	4,303	4,566
Income taxes	54	1,116	(1,392)	1,985	(64)	1,359	1,576	1,712
Net income	$427	$1,322	$(1,804)	$3,231	$122	$2,296	$2,727	$2,854
Dividends and discount accretion on preferred shares	$523	$529	$529	$23	$—	$—	$—	$—
Net income available to common shareholders	$(96)	$793	$(2,333)	$3,208	$122	$2,296	$2,727	$2,854
Basic earnings per common share	$(0.02)	$0.12	$(0.36)	$0.50	$0.02	$0.35	$0.42	$0.44
Diluted earnings per common share	$(0.02)	$0.12	$(0.36)	$0.50	$0.02	$0.35	$0.42	$0.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we filed with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO identified two controls which were deficient, as described in Management’s Report of Internal Control over Financial Reporting, and concluded that our current disclosure controls and procedures were not effective as of December 31, 2009. Management is reviewing its disclosure controls and procedures to ensure their effectiveness in the future

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting appears under Item 8, “Financial Statements and Supplemental Data” on page 63 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is incorporated herein by reference to Trinity’s Proxy Statement for the Annual Meeting of Shareholders under the headings indicated: information with respect to Trinity’s directors, under the heading “Item I - Election of Directors;” information regarding Trinity’s audit committee and its designation of an audit committee financial expert, under the heading “Board of Directors and Corporate Governance – Audit Committee;” information regarding compliance with Section 16(a) of the Securities Exchange Act, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and information regarding Trinity’s executive officers, under the heading “Named Executive Officers.”

Trinity’s Code of Business Conduct and Business Ethics (the “Code”) exemplifies Trinity’s history of requiring adherence to high standards of ethical conduct and business practices. Trinity’s Code is available on Trinity’s website at www.lanb.com/TCC-Corporate-Governance.aspx.  All of Trinity’s employees, officers, including the Chief Executive Officer, the Chief Financial Officer, and all directors are required to fully comply with the Code.  If Trinity’s Code is amended or a waiver is granted, such modification or waiver will be posted promptly on the website in accordance with SEC rules.

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the Annual Meeting of Shareholders under the headings: “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference; provided, however, that the Compensation Committee Report  is deemed furnished in this report and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and is incorporated herein by reference.

Aggregated Equity Plan Information. Our current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by shareholders at the 1998 Annual Meeting and the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by shareholders at the 2005 Annual Meeting. The following table provides information regarding the plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	412,500	$ 27.03	333,500
Equity compensation plans not approved by security holders	—	—	—
Total	412,500	$ 27.03	333,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders under the headings “Board of Directors and Corporate Governance – Director Independence” and “Board of Directors and Corporate Governance – Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders under the heading “Item II – Approval of Independent Registered Public Accountants” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (1)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (9)	Amendment to the Articles of Incorporation establishing the Standard Preferred Shares, effective on March 25, 2009

3.4 (9)	Amendment to the Articles of Incorporation establishing the Warrant Preferred Shares, effective on March 25, 2009

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (2)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company.

4.6 (9)	Warrant to Purchase up to 1,777.01777 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated March 27, 2009

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.3 (1)	Promissory Note dated July 16, 2001, in the original principal amount of $3,300,075, made to the benefit of Valley National Bank, located in Espanola, New Mexico

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (6)	Director fee schedule

10.8 (2)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.10 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.11 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated March 13, 2008.

10.12 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008.

10.13 (12)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.14 (12)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.15 (9)	Letter Agreement, dated March 27, 2009, including the Securities Purchase Agreement attached thereto, between Trinity and the United States Department of the Treasury

10.16 (9)	Form of Waiver, executed by each of the Senior Executive Officers and the two other highest compensated employees

10.17 (10)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009

10.18 (11)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated January 26, 2010

10.19 (9)	Form of Omnibus Compensation Amendment executed by each of the Senior Executive Officers and the two other highest compensated employees

10.20 (9)	Side Letter Agreement, dated March 27, 2009, between Trinity and the United States Department of the Treasury

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to EESA Section 111(b)

99.2	Certification of Chief Financial Officer pursuant to EESA Section 111(b)

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

 (3)    Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005

 (4)    Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005

 (5)    Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006

 (6)    Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

 (7)    Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006

 (8)    Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007

 (9)    Incorporated by reference to the Company’s Form 8-K filed on March 27, 2009

(10)   Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2009

(11)   Incorporated by reference to the Company’s Form 8-K filed on February 1, 2010

(12)   Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2008

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 16, 2010
William C. Enloe	and Director

/s/ Daniel R. Bartholomew	Chief Financial Officer	March 16, 2010
Daniel R. Bartholomew	and Principal Accounting Officer

/s/ Robert P. Worcester
Robert P. Worcester	Chairman of the Board and Director	March 16, 2010

/s/ Jeffrey F. Howell
Jeffrey F. Howell	Director	March 16, 2010

/s/ Deborah U. Johnson
Deborah U. Johnson	Director	March 16, 2010

/s/ Jerry Kindsfather
Jerry Kindsfather	Director	March 16, 2010

/s/ Arthur B. Montoya, Jr.
Arthur B. Montoya, Jr.	Director	March 16, 2010

/s/ Lewis A. Muir
Lewis A. Muir	Director	March 16, 2010

/s/ Stanley D. Primak
Stanley D. Primak	Vice-Chairman and Director	March 16, 2010

/s/ Charles A. Slocomb
Charles A. Slocomb	Director	March 16, 2010

/s/ Steve W. Wells
Steve W. Wells	Secretary and Director	March 16, 2010