Form 10-Q
period 2010-03-31
TRINITY CAPITAL CORP
filed 2010-05-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010.

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

(505) 662-5171
Telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
[ ]  Yes  [ X ]  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,440,784 shares of common stock, no par value, outstanding as of May 7, 2010.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$20,275	$18,761
Interest-bearing deposits with banks	143,709	188,114
Federal funds sold and securities purchased under resell agreements	403	620
Cash and cash equivalents	164,387	207,495
Investment securities available for sale	124,231	136,756
Investment securities held to maturity, at amortized cost (fair value of $10,792 at March 31, 2010 and $10,808 at December 31, 2009)	11,353	11,436
Other investments	9,336	9,568
Loans (net of allowance for loan losses of $24,822 at March 31, 2010 and $24,504 at December 31, 2009)	1,196,698	1,215,282
Loans held for sale	7,893	9,245
Premises and equipment, net	31,401	31,949
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	6,871	6,840
Mortgage servicing rights, net	7,645	7,647
Other intangible assets	705	830
Other real estate owned	20,025	16,750
Prepaid expenses	8,003	8,648
Net deferred tax assets	5,074	4,979
Other assets	7,292	7,105
Total assets	$1,603,125	$1,676,741

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Amounts in thousands, except share data)
(Continued from prior page)

	March 31, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$90,234	$87,238
Interest-bearing	1,307,219	1,381,207
Total deposits	1,397,453	1,468,445
Short-term borrowings	1,183	20,000
Long-term borrowings	32,300	13,493
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	4,514	5,038
Other liabilities	5,734	7,536
Total liabilities	1,480,511	1,553,839

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 627,030 shares at March 31, 2010 and December 31, 2009, at fair value	11,192	12,541
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at March 31, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	33,650	33,597
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at March 31, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	2,069	2,077
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, outstanding 6,440,784 shares at March 31, 2010 and December 31, 2009	6,836	6,836
Additional paid-in capital	1,905	1,869
Retained earnings	78,308	77,054
Accumulated other comprehensive (loss) income	(132)	142
Total stockholders' equity before treasury stock	122,636	121,575
Treasury stock, at cost, 416,016 shares at March 31, 2010 and December 31, 2009	(11,214)	(11,214)
Total stockholders' equity	111,422	110,361
Total liabilities and stockholders' equity	$1,603,125	$1,676,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$17,272	$18,992
Investment securities:
Taxable	633	198
Nontaxable	298	217
Federal funds sold	-	1
Other interest-bearing deposits	105	9
Investment in unconsolidated trusts	20	21
Total interest income	18,328	19,438
Interest expense:
Deposits	3,963	4,916
Short-term borrowings	216	63
Long-term borrowings	128	311
Long-term capital lease obligations	67	67
Junior subordinated debt owed to unconsolidated trusts	683	709
Total interest expense	5,057	6,066
Net interest income	13,271	13,372
Provision for loan losses	4,257	4,161
Net interest income after provision for loan losses	9,014	9,211
Other income:
Mortgage loan servicing fees	646	787
Trust fees	355	376
Loan and other fees	666	613
Service charges on deposits	408	407
Gain on sale of loans	720	3,069
Gain on sale of securities	47	698
Title insurance premiums	188	441
Other operating income	26	103
Total other income	3,056	6,494

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)
(Continued from prior page)

	Three months ended March 31,
	2010	2009
Other expenses:
Salaries and employee benefits	$5,078	$5,044
Occupancy	977	824
Data processing	724	631
Marketing	356	448
Amortization and valuation of mortgage servicing rights	309	986
Amortization and valuation of other intangible assets	125	123
Supplies	91	186
Loss on sale of other real estate owned	432	218
Postage	161	167
Bankcard and ATM network fees	163	330
Legal, professional and accounting fees	753	368
FDIC insurance premiums	898	247
Collection expenses	380	122
Other	538	795
Total other expense	10,985	10,489
Income before provision for income taxes	1,085	5,216
Provision for income taxes	649	1,985
Net income	$436	$3,231
Dividends and discount accretion on preferred shares	529	23
Net (loss) income available to common shareholders	$(93)	$3,208
Basic earnings (loss) per common share	$(0.01)	$0.50
Diluted earnings (loss) per common share	$(0.01)	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$436	$3,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	778	604
Net amortization of:
Mortgage servicing rights	502	642
Other intangible assets	125	67
Premium and discounts on investment securities, net	118	127
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	3
Provision for loan losses	4,257	4,161
Change in mortgage servicing rights valuation allowance	(193)	344
Impairment of other intangible assets valuation allowance	-	56
Loss on disposal of premises and equipment	9	-
(Gain) on sale of investment securities	(47)	(698)
Federal Home Loan Bank (FHLB) stock dividends received	(3)	(2)
Loss on venture capital investments	90	273
Gain on sale of loans	(720)	(3,069)
Loss on disposal of other real estate owned	103	71
Write-down of value of other real estate owned	339	150
Decrease in other assets	449	1,196
(Decrease) increase in other liabilities	(585)	1,108
Stock options and stock appreciation rights expenses	36	37
Net cash provided by operating activities before originations and gross sales of loans	5,697	8,301
Gross sales of loans held for sale	30,695	145,648
Origination of loans held for sale	(28,930)	(165,587)
Net cash provided by (used in) operating activities	7,462	(11,638)

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$19,505	$486
Proceeds from maturities and paydowns of investment securities, held to maturity	83	67
Proceeds from maturities and paydowns of investment securities, other	171	-
Proceeds from sale of investment securities, available for sale	3,422	42,082
Purchase of investment securities, available for sale	(10,867)	(7,763)
Purchase of investment securities, other	(26)	(1,242)
Proceeds from sale of other real estate owned	1,698	711
Loans funded, net of repayments	8,912	(1,350)
Purchases of premises and equipment	(239)	(2,496)
Net cash provided by investing activities	22,659	30,495
Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(78,456)	3,984
Net increase in time deposits	7,464	39,758
Proceeds from issuances of borrowings	20,000	30,000
Repayment of borrowings	(20,010)	(9)
Issuance of preferred stock	-	35,539
Common shares dividend payments	(1,739)	(2,579)
Preferred shares dividend payments	(488)	-
Net cash (used in) provided by financing activities	(73,229)	106,693
Net (decrease) increase in cash and cash equivalents	(43,108)	125,550
Cash and cash equivalents:
Beginning of period	207,495	25,262
End of period	$164,387	$150,812

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,581	$6,657
Income taxes	72	-
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	5,415	2,721
Dividends declared, not yet paid	240	-
Change in unrealized gain on investment securities, net of taxes	(274)	(983)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”). Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements. In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to transfer the assets of Allocca & Brunett to the Bank over the next several months. In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV, was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality. These entities were both created to enable the funding of loans to and investments in a New Market Tax Credit project.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements in its Form 10-K, filed with the SEC on March 16, 2010.

The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term, include the allowance for loan losses, valuation of other real estate owned, valuation of deferred tax assets and initial recording and subsequent valuation for impairment of mortgage servicing rights.

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

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	Three Months Ended March 31,
	2010	2009
	(Unaudited; in thousands)

Net income	$436	$3,231
Securities available for sale:
Net change in unrealized (losses)	(395)	(946)
Related income tax expense	140	676
Net securities gains reclassified into earnings	(47)	(698)
Related income tax benefit	28	266
Net effect on other comprehensive income for the period	(274)	(702)
Comprehensive income	$162	$2,529

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Unaudited; in thousands, except share and per share data)
Net income	$436	$3,231
Dividends and discount accretion on preferred shares	529	23
Net (loss) income available to common shareholders	$(93)	$3,208
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(416,016)	(408,252)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	-	-
Weighted average common shares outstanding, net	6,440,784	6,448,548
Basic (loss) earnings per common share	$(0.01)	$0.50
Weighted average dilutive shares from stock option plan	-	9,632
Weighted average common shares outstanding including derivative shares	6,440,784	6,458,180
Diluted (loss) earnings per common share	$(0.01)	$0.50

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 412,500 and 314,500 as of March 31, 2010 and March 31, 2009, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

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

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2010, and did not have an impact on the Company’s financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior accounting guidance to amend and expand disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The new authoritative accounting guidance under ASC Topic 860 became effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new required disclosures are included in Note 17 – Fair Value Measurements.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010, and did not have a significant impact on the Company’s financial statements.

Note 5. Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
Government sponsored agencies	$53,354	$37	$(25)	$53,366
States and political subdivisions	26,080	440	(93)	26,427
Residential mortgage-backed securities	44,956	687	(1,205)	44,438
Totals	$124,390	$1,164	$(1,323)	$124,231

December 31, 2009
Government sponsored agencies	$68,502	$23	$(143)	$68,382
States and political subdivisions	26,112	494	(87)	26,519
Residential mortgage-backed securities	41,906	563	(614)	41,855
Equity securities	-	-	-	-
Totals	$136,520	$1,080	$(844)	$136,756

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
States and political subdivisions	$11,353	$-	$(561)	$10,792
Totals	$11,353	$-	$(561)	$10,792

December 31, 2009
States and political subdivisions	$11,436	$-	$(628)	$10,808
Totals	$11,436	$-	$(628)	$10,808

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,220	$-	$-	$8,220
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,336	$-	$-	$9,336

December 31, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$8,452	$-	$-	$8,452
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,568	$-	$-	$9,568

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Gross realized gains	$47	$698
Gross realized losses	-	-
Net gains	$47	$698

A summary of unrealized loss information for investment securities, categorized by security type, at March 31, 2010 and December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2010
Government sponsored agencies	$30,437	$(25)	$-	$-	$30,437	$(25)
States and political subdivisions	4,533	(93)	-	-	4,533	(93)
Residential mortgage-backed securities	19,212	(1,122)	1,439	(83)	20,651	(1,205)
Totals	$54,182	$(1,240)	$1,439	$(83)	$55,621	$(1,323)

December 31, 2009
Government sponsored agencies	$25,855	$(143)	$-	$-	$25,855	$(143)
States and political subdivisions	4,540	(87)	-	-	4,540	(87)
Residential mortgage-backed securities	20,579	(527)	1,481	(87)	22,060	(614)
Totals	$50,974	$(757)	$1,481	$(87)	$52,455	$(844)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2010
States and political subdivisions	$9,651	$(245)	$1,702	$(316)	$11,353	$(561)
Totals	$9,651	$(245)	$1,702	$(316)	$11,353	$(561)

December 31, 2009
States and political subdivisions	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)
Totals	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)

At March 31, 2010, $68.9 million in debt securities had unrealized losses with aggregate depreciation of 2.7% of the Company’s amortized cost basis. Of these securities, $3.1 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 12.7%. The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of March 31, 2010, by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$6,271	$6,285	$-	$-	$100	$100
One to five years	62,005	62,187	-	-	-	-
Five to ten years	17,991	18,198	1,459	1,459	-	-
Over ten years	38,123	37,561	9,894	9,333	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	8,120	8,120
	$124,390	$124,231	$11,353	$10,792	$9,336	$9,336

Securities with carrying amounts of $46.8 million and $49.5 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Commercial	$135,081	$137,684
Commercial real estate	435,624	452,235
Residential real estate	419,513	399,588
Construction real estate	180,655	194,179
Installment and other	52,862	58,456
Total loans	1,223,735	1,242,142
Unearned income	(2,215)	(2,356)
Gross loans	1,221,520	1,239,786
Allowance for loan losses	(24,822)	(24,504)
Net loans	$1,196,698	$1,215,282

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Non-performing loans as of March 31, 2010 and December 31, 2009, were as follows:

	At March 31, 2010	At December 31, 2009
	(In thousands)
Non-accruing loans	$64,463	$65,035
Total non-performing loans	64,463	65,035

There were no loans past due more than 90 days and still accruing interest as of March 31, 2010 or December 31, 2009.  The reduction in interest income associated with loans on non-accrual status was $1.4 million and $3.4 million as of March 31, 2010 and December 31, 2009, respectively.

Information about impaired loans as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Loans for which there was a related allowance for credit losses	$2,684	$-
Other impaired loans	71,706	67,736
Total impaired loans	$74,390	$67,736

Average monthly balance of impaired loans	$69,721	$51,884
Related allowance for credit losses	$263	$-
Interest income recognized on an accrual basis	$118	$75
Interest income recognized on a cash basis	$68	$320

Total troubled debt restructures, both those in accrual and non-accrual status, were $6.8 million and $13.8 million as of March 31, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$24,504	$15,230
Provision for loan losses	4,257	26,024
Charge-offs	(4,059)	(17,379)
Recoveries	120	629
Net charge-offs	(3,939)	(16,750)
Balance, end of period	$24,822	$24,504

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At March 31, 2010	At December 31, 2009
	(In thousands)
Construction property	$12,196	$12,782
Residential real estate	4,648	3,337
Commercial real estate	3,181	631
Total	$20,025	$16,750

Note 8. Stock Option Plan

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

There were no stock incentives granted during the three months ended March 31, 2010 or 2009.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of March 31, 2010, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	412,500	$27.03
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	412,500	$27.03	2.57	$1,729
Exercisable at March 31, 2010	229,000	$26.77	3.34	$995

There were no stock options exercised during the three months ended March 31, 2010 or 2009.

As of March 31, 2010, there was $221 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. That cost is expected to be recognized over a weighted-average vesting period of 1.6 years. During the three month period ended March 31, 2010, we expensed $36 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 9. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $1.2 million as of March 31, 2010 and $20.0 million as of December 31, 2009. As of March 31, 2010, the advances had a fixed interest rate of 6.03%.

Note 10. Long-Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $32.3 million as of March 31, 2010 and $13.5 million as of December 31, 2009. As of March 31, 2010, the advances had fixed interest rates ranging from 2.57% to 6.34%.

Note 11. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and has built a Bank office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank. The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009. The ground lease has an 8 year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease. The ground lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. Lease payments for each of the three months ended March 31, 2010 and 2009 were $46 thousand.

Note 12. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2010.

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	2.95% (variable)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	2.95% (variable)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. In April 2009, this five-year transition period was extended. As of March 31, 2010, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended March 31, 2010 and 2009, $3 thousand of these issuance costs were amortized. Unamortized issuance costs were $280 thousand and $283 thousand at March 31, 2010 and December 31, 2009, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $197 thousand and $478 thousand on March 31, 2010 and December 31, 2009, respectively.

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

Note 13. Commitments, Contingencies and Off-Balance Sheet Activities

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

At March 31, 2010 and December 31, 2009, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2010	December 31, 2009
	(In thousands)
Unfunded commitments under lines of credit	$151,889	$155,535
Commercial and standby letters of credit	12,740	14,628

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer. At March 31, 2010 and December 31, 2009, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $24 thousand both as of March 31, 2010 and December 31, 2009, and are included in “other liabilities” on the Company’s balance sheet.

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

Note 14. Preferred Equity Issues

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid as of March 31, 2010 and December 31, 2009 was $242 thousand for each period.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During the three months ended March 31, 2010 and March 31, 2009, a net amount of $44 thousand and $2 thousand was accreted to equity, respectively.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the three months ended March 31, 2010 and March 31, 2009, the total of these two amounts was $529 thousand and $23 thousand, respectively.

Note 15. Litigation

Trinity, the Bank, Title Guaranty, Cottonwood, FNM Investment Fund IV, FNM Investor Series IV, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be considered material to the Company's consolidated financial condition.

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

The Company’s derivative instruments outstanding at March 31, 2010, include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At March 31, 2010, the Company had notional amounts of $7.7 million in contracts with customers and $20.0 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $229 thousand and a liability of $1 thousand as of March 31, 2010.

Note 17. Fair Value Measurements

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use  observable market-based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
Available for sale
Government sponsored agencies	$53,366	$-	$53,366	$-
States and political subdivisions	26,427	-	26,427	-
Residential mortgage-backed securities	44,438	-	44,438	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	229	-	229	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	$1	$-	$1	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$-	$24	$-

December 31, 2009
Financial Assets:
Investment securities available for sale:
Available for sale
Government sponsored agencies	$68,382	$-	$68,382	$-
States and political subdivisions	26,519	-	26,519	-
Residential mortgage-backed securities	41,855	-	41,855	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net asset	251	-	251	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs, net liability	$1	$-	$1	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$-	$24	$-

There were no financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets.

Other Real Estate and Other Repossessed Assets (Foreclosed Assets). Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.

During the first quarter of 2010 and the year ended December 31, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $5.4 million and $25.0 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $453 thousand and $3.7 million, during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $2.0 million in foreclosed assets were remeasured at fair value during both the three months ended March 31, 2010 and the year ended December 31, 2009, resulting in a charge of $339 thousand and $283 thousand to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 are included in the table below (in thousands):

March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$16,484	$-	$-	$16,484
Loans held for sale	579	-	579	-
Mortgage servicing rights	3,028	-	-	3,028
Non-Financial Assets:
Foreclosed assets	20,025	-	-	20,025

December 31, 2009

Financial Assets:
Impaired loans	$14,954	$-	$-	$14,954
Loans held for sale	3,522	-	3,522	-
Mortgage servicing rights	3,049	-	-	3,049
Non-Financial Assets:
Foreclosed assets	16,750	-	-	16,750

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest.  The methodologies for other financial assets and financial liabilities are discussed below:

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

Non-marketable securities, including FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

Loans: Most commercial loans and some real estate mortgage loans are made on a variable rate basis.  For those variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Non-interest bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings with maturities of 90 days or less approximate their fair values.  The fair value of short-term borrowings greater than 90 days is based on the discounted value of contractual cash flows.

Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated notes issued to capital trusts: The fair values of the Company’s junior subordinated notes issued to capital trusts are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments in the form of letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair values of financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$20,275	$20,275	$18,761	$18,761
Interest-bearing deposits with banks	143,709	143,709	188,114	188,114
Federal funds sold and securities purchased under resell agreements	403	403	620	620
Investments:
Available for sale	124,231	124,231	136,756	136,756
Held to maturity	11,353	10,792	11,436	10,808
Other investments	8,220	8,220	9,568	9,568
Loans, net	1,196,698	1,185,277	1,215,282	1,203,138
Loans held for sale	7,893	7,933	9,245	9,268
Accrued interest receivable	6,871	6,871	6,840	6,840
Mortgage servicing rights	7,645	8,846	7,647	8,754
Derivative financial instruments	229	229	251	251

Financial liabilities:
Non-interest bearing deposits	$90,234	$90,234	$87,238	$87,238
Interest bearing deposits	1,307,219	1,310,277	1,381,207	1,385,968
Short-term borrowings	1,183	1,233	20,000	20,182
Long-term borrowings	32,300	40,824	13,493	14,620
Junior subordinated debt owed to unconsolidated trusts	37,116	18,118	37,116	18,118
Accrued interest payable	4,514	4,514	5,038	5,038
Derivative financial instruments	1	1	1	1

Off-balance sheet instruments:
Standby letters of credit	$24	$24	$24	$24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2009.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2009. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

During the first three months of 2010, the Company experienced some stabilization of the prior year's deterioration in asset quality, as measured by non-performing assets and classified loans that are still performing. However, as the Company has consistently maintained a high percentage of real-estate loans, the weak real estate market in the areas of the Company’s operations has resulted in a significant number of loans being downgraded or placed on non-accrual status. Management remains concerned about possible losses in its real estate loan portfolio. Management deemed the allocations during the first three months of 2010 to be a necessary and prudent step to reserve against probable losses indicated by deterioration in asset quality compared to the same period in 2009. Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of March 31, 2010, mortgage loans serviced for others totaled $1.0 billion. The net carrying amount of the MSRs on these loans total $7.6 million as of March 31, 2010. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$8,525	$6,908
Servicing rights originated and capitalized	307	1,480
Amortization	(502)	(642)
	$8,330	$7,746

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$(878)	$(1,637)
Aggregate reductions credited to operations	332	504
Aggregate additions charged to operations	(139)	(848)
	$(685)	$(1,981)

The fair values of the MSRs were $8.8 million on both March 31, 2010 and December 31, 2009.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of March 31, 2010, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Prepayment Standard Assumption (PSA) speed	228.00%	232.00%
Discount rate	10.76	10.76
Earnings rate	2.73	2.75

Overview

The Company’s net income (loss) available to common shareholders improved by $3 thousand (3.1%) from the quarter ended December 31, 2009 to the quarter ended March 31, 2010, moving from a net loss of $(96) thousand to a net loss of $(93) thousand. In addition, the Company’s net income (loss) available to common shareholders decreased $3.3 million (102.9%) from the first quarter of 2009 to the first quarter of 2010, moving from net income of $3.2 million to a net loss of $(93) thousand. The decrease from the first quarter of 2009 was primarily due to a decrease in non-interest income and an increase in non-interest expenses. The decrease in non-interest income was primarily due to the large mortgage refinance activity that took place in the first quarter of 2009 which was not experienced in the first quarter of 2010.  Total assets decreased by $73.6 million (4.4%) from December 31, 2009 to March 31, 2010, mainly due to decreases in cash and cash equivalents and net loans. The decrease in assets was largely due to a decreased loan demand and planned as part of a move to enhance capital ratios.

Regulatory Proceedings Against the Bank.  As discussed more fully in the Company's Form 10-K for the year ended December 31, 2009, the Bank and the OCC entered into a written agreement (the “Agreement”) on January 26, 2010.  The Agreement is based on the concerns of the OCC due to an excessive level of classified assets and concentrations of credit.  The Agreement contains, among other things, directives for the Bank to take specific actions, within time frames specified therein, to address risk management and capital matters that, in the view of the OCC, may impact the Bank’s overall safety and soundness.  Specifically, the Bank is required to, among other things: (i) continue to develop, implement and ensure adherence to written programs designed to reduce the level of credit risk in the Bank’s loan portfolio; (ii) review, revise and ensure adherence to a written capital program; (iii) comply with its approved capital program, which calls for maintaining higher than the regulatory minimum capital ratios; and (iv) obtain prior OCC approval before paying dividends.

At March 31, 2010 and May 10, 2010, the Bank was believes that it has fully addressed the provisions of the Agreement within the timeframes identified or has obtained necessary approvals for extensions from the OCC.  The Bank will continue taking the necessary actions to satisfy all requirements in the Agreement.  A copy of the Agreement was filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $5.3 million during the first quarter of 2010, compared to net operating income of $9.4 million during the same period in 2009. This represented a decrease of $4.1 million (43.0%). Net income (loss) available to common shareholders for the first quarter of 2010 decreased to a loss of $(93) thousand or $(0.01) diluted earnings (loss) per share, compared to $3.2 million or $0.50 diluted earnings per share for the same period in 2009, a decrease of $3.3 million (102.9%) in net income and a decrease in earnings per share of $0.51 (102.0%). This decrease in net income was primarily due to a decrease in the non-interest income of $3.4 million (52.9%) and an increase in non-interest expense of $496 thousand (4.7%). The decrease in non-interest income was primarily due to a decrease in the gain on sale of loans of $2.3 million, due to a drop in mortgage loan refinance activity from high levels during the first quarter of 2009.  The increase in non-interest expense was mainly due to an increase in the premium on FDIC insurance. This increase was due to both an increase in the base assessment rate experienced industry-wide and an increase in the expense due to a change in the Bank's risk profile related to the Bank's Agreement with the OCC. There was also a decrease in net interest income of $101 thousand (0.8%) and an increase in the provision for loan losses of $96 thousand (2.3%).  Income tax expenses decreased $1.3 million (67.3%) due to lower pre-tax income.  Additionally, during the first quarter of 2010, there were dividends and discount accretion on preferred shares issued to the Treasury as part of Trinity’s participation in the Capital Purchase Program (“CPP”) of $529 thousand; during the first quarter of 2009, the dividends and accretion were was $23 thousand.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities. The Company’s net income is also affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount management believes to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums, collection expenses and other expenses.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,236,032	$17,272	5.67%	$1,255,147	$18,992	6.14%
Taxable investment securities	116,315	633	2.21	62,736	198	1.28
Investment securities exempt from federal income taxes (2)	37,491	482	5.21	21,658	349	6.54
Federal funds sold	511	-	-	2,205	1	0.18
Other interest-bearing deposits	138,583	105	0.31	36,736	9	0.10
Investment in unconsolidated trust subsidiaries	1,116	20	7.27	1,116	21	7.63
Total interest-earning assets	1,530,048	18,512	4.91	1,379,598	19,570	5.75
Non-interest-earning assets	87,038			47,658
Total assets	$1,617,086			$1,427,256

Interest-bearing Liabilities:
Deposits:
NOW deposits	$102,279	$70	0.28%	$104,889	$121	0.47%
Money market deposits	211,650	137	0.26	192,255	174	0.37
Savings deposits	371,193	267	0.29	313,164	380	0.49
Time deposits over $100,000	418,953	2,358	2.28	332,753	2,712	3.31
Time deposits under $100,000	215,311	1,131	2.13	206,966	1,529	3.00
Short-term borrowings, including ESOP borrowings under 1 year	18,938	216	4.63	19,765	63	1.29
Long-term borrowings, including ESOP borrowings over 1 year	14,549	128	3.57	28,526	311	4.42
Long-term capital lease obligations	2,211	67	12.29	2,211	67	12.29
Junior subordinated debt owed to unconsolidated trusts	37,116	683	7.46	37,116	709	7.75
Total interest-bearing liabilities	1,392,200	5,057	1.47	1,237,645	6,066	1.99

(Continued on following page)

(Continued from prior page)

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Demand deposits--non-interest-bearing	$45,800			$48,655
Other non-interest-bearing liabilities	55,848			35,232
Stockholders' equity, including stock owned by ESOP	123,238			105,724
Total liabilities and stockholders equity	$1,617,086			$1,427,256
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$13,455	3.43%		$13,504	3.77%
Net interest margin on a fully tax-equivalent basis(4)			3.57%			3.97%
Net interest margin(4)			3.52%			3.93%
________________

(1)
Average loans include non-accrual loans of $67.8 million and $36.6 million for March 31, 2010 and 2009, respectively. Interest income includes loan origination fees of $540 thousand and $896 thousand for the three months ended March 31, 2010 and 2009, respectively.

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

For the first quarter of 2010, net interest income on a fully tax-equivalent basis decreased $49 thousand (0.4%) compared to the first quarter of 2009, remaining at $13.5 million. The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $1.1 million (5.4%), which was largely offset by a decrease in interest expense of $1.0 million (16.6%). Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 84 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $1.3 million. This was partially offset by an increase in average interest-earning assets of $150.5 million (10.9%), which accounted for an increase of $220 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 52 basis points, which accounted for $1.6 million of the decrease. This was partially offset by an increase in average total interest-bearing liabilities of $154.6 million (12.5%), accounting for an increase in $604 thousand in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 40 basis points to 3.57% for the quarter ended March 31, 2010 from 3.97% for the quarter ended March 31, 2009.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net interest income	$13,271	$13,372
Tax-equivalent adjustment to net interest income	184	132
Net interest income, fully tax-equivalent basis	$13,455	$13,504

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

	Three Months Ended March 31,
	2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(285)	$(1,435)	$(1,720)
Taxable investment securities	236	199	435
Investment securities exempt from federal income taxes(1)	215	(82)	133
Federal funds sold	(1)	(1)	(1)
Other interest bearing deposits	55	41	96
Investment in unconsolidated trust subsidiaries	-	(1)	(1)
Total increase (decrease) in interest income	$220	$(1,278)	$(1,058)
Interest-bearing Liabilities:
NOW deposits	$(3)	$(48)	$(51)
Money market deposits	17	(54)	(37)
Savings deposits	61	(174)	(113)
Time deposits over $100,000	604	(958)	(354)
Time deposits under $100,000	60	(458)	(398)
Short-term borrowings, including ESOP borrowings under 1 year	(3)	156	153
Long-term borrowings, including ESOP borrowings over 1 year	(131)	(52)	(183)
Long-term capital lease obligations	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	(26)	(26)
Total increase (decrease) in interest expense	$604	$(1,613)	$(1,009)
Increase (decrease) in net interest income	$(384)	$335	$(49)

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$646	$787	$(141)
Trust fees	355	376	(21)
Loan and other fees	666	613	53
Service charges on deposits	408	407	1
Gain on sale of loans	720	3,069	(2,349)
Gain on sale of securities	47	698	(651)
Title insurance premiums	188	441	(253)
Other operating income	26	103	(77)
	$3,056	$6,494	$(3,438)

In the first quarter of 2010, other income decreased from the first quarter of 2009 by $3.4 million (52.9%) from $6.5 million to $3.1 million. Gain on sale of loans decreased $2.3 million (76.5%) from 2009 to 2010 due to a lower volume of loans sold between the two periods. Gain on sale of securities decreased $651 thousand (93.3%) due to the volume of securities sold was lower in the first quarter of 2010 than in the same period in 2009.Title insurance premiums decreased $253 thousand (57.4%) due to a lower volume of policies written in the first quarter of 2010 compared to the same period in 2009. Both the gain on sale of loans and title insurance premiums were influenced by a lower volume of mortgage refinancing business in 2010 compared to 2009, due to historically low interest rates in the first quarter of 2009. Mortgage loan servicing fees decreased $141 thousand (17.9%) due to additional fees associated with this high volume of mortgage loan refinancing in 2009, which subsequently dropped in 2010.

Other Expenses. Changes in other expenses between the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,078	$5,044	$34
Occupancy	977	824	153
Data processing	724	631	93
Marketing	356	448	(92)
Amortization and valuation of mortgage servicing rights	309	986	(677)
Amortization and valuation of other intangible assets	125	123	2
Supplies	91	186	(95)
Loss on sale of other real estate owned	432	218	214
Postage	161	167	(6)
Bankcard and ATM network fees	163	330	(167)
Legal, professional and accounting fees	753	368	385
FDIC insurance premiums	898	247	651
Collection expenses	380	122	258
Other	538	795	(257)
	$10,985	$10,489	$496

For the first quarter of 2010, other expenses increased $496 thousand (4.7%) to $11.0 million in 2010 from $10.5 million in the first quarter of 2009. FDIC insurance premiums increased $651 thousand (263.6%), reflecting both an increase which was experienced industry-wide as well as a change in the risk profile of the Bank relating to matters set forth in the Agreement with the OCC. Legal, professional and accounting fees increased $385 thousand (104.6%) due to additional expenses associated with collection efforts on non-performing loans.  Other collection expenses also increased $258 thousand (211.5%), also due to additional collection efforts due to a rise in non-performing assets between the two periods.  Loss on sale of other real estate owned increased $214 thousand (98.2%) due to both sales of foreclosed properties and additional write-downs of property due to lower values from current appraisals.  Occupancy expenses increased $153 thousand (18.6%) mainly due to additional expenses associated with the opening of the third office in Santa Fe during the fourth quarter of 2009.  These increases were partially offset by a decrease in the amortization and valuation of mortgage servicing rights of $677 thousand (68.7%), mainly due to a decrease in the valuation allowance for mortgage servicing rights due to a higher interest rate environment as of March 31, 2010 compared to March 31, 2009.  Other expenses also decreased by $257 thousand (32.3%), mainly due to a decrease in the expenses associated with interest-rate lock contracts in 2010, due to a lower volume of mortgage loan activity.

Income Taxes. In the first quarter of 2010, provision for income tax expense decreased $1.3 million (67.3%) from the first quarter of 2009, decreasing from $2.0 million in 2009 to $649 thousand in 2010. This was due to lower pretax income in the first quarter of 2010 compared to the first quarter of 2009. The effective tax rate increased from 38.1% to 59.8% between the two periods. The main reason for this increase in effective tax rate was due to a decrease in the effective tax rate used to value the deferred tax assets at the beginning of 2010, resulting in a current income tax expense.

Financial Condition

General. Total assets at March 31, 2010 were $1.6 billion, a decrease of $73.6 million (4.4%) from December 31, 2009. Cash and cash equivalents accounted for most of this change, decreasing $43.1 million (20.8%) during the first three months of 2010. Net loans decreased $18.6 million (1.5%), mainly due to a decrease in new loan activity and demand, while existing loans that matured were paid off.  Total investment securities decreased $12.8 million (8.1%) as some maturing investments were not replaced by new investments.  Much of this decrease in total assets was due to a decrease in deposits of $71.0 million (4.8%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining such a large amount of cash and investments.  Total liabilities decreased $73.3 million (4.7%) during the first quarter of 2010, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) decreased by $288 thousand (0.2%) mainly due to a decrease in accumulated comprehensive income and retained earnings.

Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity and Sources of Capital” under Item 2 and “Asset Liability Management” under Item 3 below.

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
Government sponsored agencies	$53,354	$53,366	$68,502	$68,382	$46,356	$47,727
States and political subdivisions	26,080	26,427	26,112	26,519	12,766	12,985
Residential mortgage-backed securities	44,956	44,438	41,906	41,855	7,306	6,899
Equity securities	-	-	-	-	1	-
Total securities available for sale	$124,390	$124,231	$136,520	$136,756	$66,429	$67,611
Securities Held to Maturity
Government sponsored agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	11,353	10,792	11,436	10,808	8,860	9,522
Total securities held to maturity	$11,353	$10,792	$11,436	$10,808	$8,860	$9,522
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,220	$8,220	$8,452	$8,452	$5,498	$5,498
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,336	$9,336	$9,568	$9,568	$6,614	$6,614

The Company had a total of $45.0 million in Collateralized Mortgage Obligations (“CMOs”) as of March 31, 2010. All of these CMOs were private label issues or issued by Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher). At the time of purchase, the ratings of these securities ranged from AAA to Aaa. As of March 31, 2010, the ratings of these securities ranged from AAA to Baa3. At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis. As of March 31, 2010, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$135,081	11.04%	$137,684	11.08%	$121,631	9.89%
Commercial real estate	435,624	35.60	452,235	36.41	413,590	33.62
Residential real estate	419,513	34.28	399,588	32.17	383,613	31.19
Construction real estate	180,655	14.76	194,179	15.63	252,346	20.52
Installment and other	52,862	4.32	58,456	4.71	58,764	4.78
Total loans	1,223,735	100.00	1,242,142	100.00	1,229,944	100.00
Unearned income	(2,215)		(2,356)		(2,209)
Gross loans	1,221,520		1,239,786		1,227,735
Allowance for loan losses	(24,822)		(24,504)		(17,963)
Net loans	$1,196,698		$1,215,282		$1,209,772

Total loans decreased $18.4 million (1.5%) from December 31, 2009 to March 31, 2010, remaining at $1.2 billion. The decrease was primarily in the commercial real estate and construction real estate portfolios, which was partially offset by an increase in the residential real estate portfolio. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC on March 16, 2010.

As part of the Agreement with the OCC, the Bank is actively reducing its loan concentrations in the commercial real estate and construction real estate categories.  We have adopted as policy certain internal limits on these concentrations, based upon the bank’s risk profile.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2010	At December 31, 2009	At March 31, 2009
	(Dollars in thousands)
Non-accruing loans	$64,463	$65,035	$40,467
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	64,463	65,035	40,467
Other real estate owned	20,025	16,750	4,143
Other repossessed assets	403	406	428
Total non-performing assets	$84,891	$82,191	$45,038
Restructured loans, still accruing interest	2,990	2,513	36
Total non-performing loans to total loans	5.27%	5.24%	3.29%
Allowance for loan losses to non-performing loans	38.51%	37.68%	44.39%
Total non-performing assets to total assets	5.30%	4.90%	2.95%

At March 31, 2010, total non-performing assets increased $2.7 million (3.3%) to $84.9 million from $82.2 million at December 31, 2009, primarily due to an increase in other real estate owned of $3.3 million (19.6%), which was partially offset by a decrease in non-accruing loans of $572 thousand (0.9%). Other real estate owned increased mainly due to an increase in foreclosed commercial and residential real estate properties, partially offset by a decrease in construction real estate properties. Non-accruing loans decreased mainly due to a decrease in non-accruing construction loans of $961 thousand, a decrease in non-accruing commercial non-real estate loans of $199 thousand and a decrease in non-accruing commercial real estate loans of $50 thousand.  These decreases were partially offset by increases in non-accruing residential real estate loans of $490 thousand and an increase in non-accruing installment and other loans of $148 thousand. The majority of the declines in non-accruing loans were due to the loans being transferred to other real estate owned or other repossessed assets at the estimated fair market value of the underlying collateral less estimated selling costs, with any excess being charged to the allowance for loan losses, as a result of the conclusion of the foreclosure or workout process. Loans with specifically identified losses as of March 31, 2010, totaled $2.7 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $263 thousand. As of March 31, 2010, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $6.8 million and $13.8 million as of March 31, 2010 and December 31, 2009, respectively. Those restructured loans considered performing loans totaled $3.0 million and $2.5 million as of March 31, 2010 and December 31, 2009, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$24,504	$15,230
Provision for loan losses	4,257	4,161
Total charge-offs	(4,059)	(1,622)
Total recoveries	120	194
Net charge-offs	(3,939)	(1,428)
Balance at end of period	$24,822	$17,963

Gross loans at end of period	$1,221,520	$1,227,735
Ratio of allowance to total loans	2.03%	1.46%
Ratio of net charge-offs to average loans(1)	1.29%	0.46%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2010, totaled $3.9 million, an increase of $2.5 million (175.8%), from $1.4 million for the three months ended March 31, 2009. The majority of the net charge-offs were residential real estate ($1.5 million), commercial non-real estate ($1.3 million) and installment and other loans ($654 thousand). The increase in net charge-offs for the first quarter of 2010 compared to the same period in 2009 was primarily due to an increase in net charge-offs in the residential real estate and commercial non-real estate portfolios. The provision for loan losses increased $96 thousand (2.3%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$6,048	11.04%	$4,371	11.08%	$2,717	9.89%
Commercial and residential real estate	8,789	69.88	8,416	68.58	5,619	64.81
Construction real estate	6,695	14.76	8,637	15.63	7,298	20.52
Installment and other	3,290	4.32	3,080	4.71	2,329	4.78
Total	$24,822	100.00%	$24,504	100.00%	$17,963	100.00%

The allowance for loan losses increased $6.9 million (38.2%) from March 31, 2009 to March 31, 2010. This was mainly due to an increase in the allowance allocated to commercial non-real estate and residential and commercial real estate loans. The allocation for commercial non-real estate loans increased $3.3 million (122.6%) mainly due to an increase in historical loss experience (based on regression analysis) of $3.0 million and an increase in the allocation for qualitative adjustments of $171 thousand. The allocation for commercial and residential real estate loans increased $3.2 million (56.4%) mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $2.0 million and an increase in the allocation for qualitative adjustments of $843 thousand. In addition, the allocation for installment and other loans increased $961 thousand (41.3%), mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $822 thousand. Finally, the allocation for construction real estate loans decreased $603 thousand (8.3%), mainly due to a decrease in the allocation for qualitative adjustments of $876 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of March 31, 2010 were $74.4 million. Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount. Impaired loans identified as cash-flow dependent had a total of $263 thousand in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the requirements of the Agreement between the Bank and the OCC. Overall, management’s outlook for the New Mexico economy for the remainder of 2010 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in advance of other areas of the country. Nonfarm employment growth was a negative 4.1% in 2009, and is expected to be a negative 0.6% in 2010. Housing construction overall is expected to remain depressed throughout the first half of 2010, but experience a modest uptick toward the end of 2010.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At March 31, 2010	At December 31, 2009	At March 31, 2009
	(In thousands)
Performing loans classified as:
Substandard	$28,883	$30,648	$48,403
Doubtful	-	-	-
Total performing adversely classified loans	$28,883	$30,648	$48,403
Special mention loans	$2,744	$5,269	$31,173

Total performing adversely classified assets decreased $19.5 million (40.3%) from March 31, 2009 to March 31, 2010. The reason for the decrease was a decrease of $19.5 million in substandard loans. This was primarily due to the foreclosure and subsequent move to other real estate owned of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding tables) loan concentrations, as well as upgrading or payoff of several loan relationships in the construction and commercial real estate loan portfolio. Special mention loans decreased $28.4 million (91.2%) between March 31, 2009 and March 31, 2010, primarily due to downgrades of credits from the special mention grade to substandard in the residential development of infrastructure, construction of speculative housing and residential developed lots concentrations. All of these loans are collateralized by real estate, and in many cases the loans have personal guarantees and additional collateral. As of March 31, 2010, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

Management is carefully monitoring the adversely classified assets it has in its portfolio. Management believes the increase in classified assets is a result of current national and regional economic difficulties, particularly in the area of real estate sales. Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans). Though the New Mexico real estate environment is currently more favorable than many areas of the nation, real estate values have fallen and there are concerns that such values will stagnate or continue to fall within our market areas. As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by (used in) operating activities was $7.5 million and $(11.6) million for the three months ended March 31, 2010 and March 31, 2009, respectively, an increase in cash provided of $19.1 million. This increase was primarily due to a decrease in cash used in the origination of loans held for sale of $136.7 million, which was largely offset by a decrease in cash provided by the sale of these loans of $115.0 million. Net cash provided by investing activities was $22.7 million and $30.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The $7.8 million decrease in cash provided by investing activities was largely due to a decrease in the proceeds from the sales of investment securities of $38.7 million and an increase in cash used in the purchase of investment securities of $1.9 million. These items were partially offset by an increase in cash provided by the maturities and paydowns of investment securities of $19.2 million and a decrease in cash used by loans funded, net of repayments of $10.3 million. Net cash (used in) provided by financing activities was $(73.2) million and $106.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The $179.9 million decrease in cash provided by financing activities was mainly due to a decrease in cash provided by net growth of deposits of $114.7 million, a decrease in cash provided by the issuance of preferred stock of $35.5 million and a decrease in cash provided by the issuance of borrowings (net of repayments) of $30.0 million.

The most significant change in deposits from December 31, 2009 to March 31, 2010 occurred in savings deposits (decreasing $80.4 million), with a smaller decrease in NOW accounts ($18.3million). There were increases in MMDA accounts ($19.2 million) and time deposits over $100,000 ($6.3 million), other time deposits ($1.2 million) and DDA accounts ($1.0 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $99.5 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of March 31, 2010, we had the ability to borrow from the FHLB up to a total of $152.6 million in additional funds. We also may borrow through the Federal Reserve Bank’s discount window up to a total of $118.6 million on a short-term basis. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2010, Trinity’s total risk-based capital ratio was 14.42%, the Tier 1 capital to risk-weighted assets ratio was 13.16%, and the Tier 1 capital to average assets ratio was 9.78%. At December 31, 2009, Trinity’s total risk-based capital ratio was 14.16%, the Tier 1 capital to risk-weighted assets ratio was 12.90%, and the Tier 1 capital to average assets ratio was 9.58%.

At March 31, 2010, the Bank’s total risk-based capital ratio was 13.99%, the Tier 1 capital to risk-weighted assets ratio was 12.73%, and the Tier 1 capital to average assets ratio was 9.45%. At December 31, 2009, the Bank’s total risk-based capital ratio was 13.63%, the Tier 1 capital to risk-weighted assets ratio was 12.37%, and the Tier 1 capital to average assets ratio was 9.18%. The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, Trinity’s book value per common share was $13.81 and $13.87, respectively.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2010, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2010 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of March 31, 2010:	0-90 Days	91-365 Days		1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$479,124	$417,039		$268,783	$56,574	$1,221,520
Loans held for sale	7,893	-		-	-	7,893
Investment securities	15,703	20,231		62,350	45,520	143,804
Securities purchased under agreements to resell	403	-		-	-	403
Interest-bearing deposits with banks	143,709	-		-	-	143,709
Investment in unconsolidated trusts	186	-		-	930	1,116
Total interest-earning assets	$647,018	$437,270		$331,133	$103,024	$1,518,445

Interest-bearing Liabilities:
NOW deposits	$46,556	$88,649		$-	$-	$135,205
Money market deposits	78,793	107,950		-	-	186,743
Savings deposits	153,808	203,231		-	-	357,039
Time deposits over $100,000	125,976	229,708		53,345	3,255	412,284
Time deposits under $100,000	54,425	135,625		24,681	1,217	215,948
Short-term borrowings	9	1,174		-	-	1,183
Long-term borrowings	-	-		10,000	22,300	32,300
Capital lease obligations	-	-		-	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	-		-	30,930	37,116
Total interest-bearing liabilities	$465,753	$766,337		$88,026	$59,913	$1,380,029
Rate sensitive assets (RSA)	$647,018	$1,084,288		$1,415,421	$1,518,445	1,518,445
Rate sensitive liabilities (RSL)	465,753	1,232,090		1,320,116	1,380,029	1,380,029
Cumulative GAP (GAP=RSA-RSL)	181,265	(147,802)		95,305	138,416	138,416
RSA/Total assets	40.36%	67.64%		88.29%	94.72%	94.72%
RSL/Total assets	29.05%	76.86%		82.35%	86.08%	86.08%
GAP/Total assets	11.31%	(9.22%	)	5.94%	8.63%	8.63%
GAP/RSA	28.02%	(13.63%	)	6.73%	9.12%	9.12%

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

Based on simulation modeling at March 31, 2010 and December 31, 2009, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At March 31, 2010		At December 31, 2009
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(6,197)	(11.33%)	$(6,584)	(11.71%)
+1.00	(3,594)	(6.57)	(3,329)	(5.92)
(1.00)	673	1.23	(281)	(0.50)
(2.00)	569	1.04	(394)	(0.70)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Management identified two controls which were deficient as of December 31, 2009, as described in the Company's Form 10-K filed with the SEC on March 16, 2010.  Management reviewed these processes and controls in light of the noted deficiencies.  In connection with this examination, management determined that the deficiency related to valuation of certain loan collateral was caused by the failure to obtain an independent valuation of collateral, as required by our internal policies, on one loan primarily due to the uncommon type of collateral.  Management has improved the processes and controls for ensuring that independent valuations are obtained on all collateral on a timely basis.  As of March 31, 2010, management believed the controls relating to loan collateral to be effective.  The other control that was deficient as of December 31, 2009 was an error in accrual treatment of FDIC pre-paid assessments.  Management has determined that this error was a one-time event due to a change in rule with differing interpretations.  Based upon the control and process changes described above and its most recent review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting.

The changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting are described in "Evaluation of Disclosure Controls and Procedures" above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, Cottonwood, FNM Investment Fund IV, FNM Investor Series IV, TCC Advisors and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be material to the Company's consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of securities during the first quarter of 2010.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.1	Agreement by and between Los Alamos National Bank and the Comptroller of the Currency (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on February 1, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: May 10, 2010	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer