Form 10-K/A
period 2009-12-31
TRINITY CAPITAL CORP
filed 2010-08-09
CIK 99771

As filed with the Securities and Exchange Commission on August 9, 2010

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

As of August 9, 2010, there were 6,450,339 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2010 Proxy Statement	PART III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Explanatory Note

Trinity Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the purpose of attaching a consent from its independent registered public accounting firm as well as certifications executed as of the date of this Form 10-K/A from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. Part IV of Form 10-K/A reflects the changes to the exhibits.

Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2010. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART I

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we”, “our” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries, including Los Alamos National Bank,  TCC Advisors Corporation, TCC Funds, FNM Investment Fund IV and Title Guaranty & Insurance Company.

Item 1. Business.

Trinity Capital Corporation

 General. Trinity Capital Corporation (“Trinity”), a financial holding company organized under the laws of the State of New Mexico, is the sole shareholder of Los Alamos National Bank (the “Bank”) and the sole shareholder of Title Guaranty & Insurance Company (“Title Guaranty”).  The Bank is the sole shareholder of TCC Advisors Corporation (“TCC Advisors”) as well as the sole shareholder of Finance New Mexico Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”).  The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology start up companies and which is also designed to manage venture capital funds.  FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”), an entity created to fund loans and investments in a New Market Tax Credit project.

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

FNM Investment Fund IV, LLC and FNM CDE IV, LLC

In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”) to acquire a 99.99% interest in Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”).  Both entities were created to facilitate loans to and to participate in investments in a New Market Tax Credit project in downtown Albuquerque, New Mexico.  The other member of FNM CDE IV is the New Mexico Finance Authority, a state instrumentality, which serves as manager.

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

Total Return Performance
150
125
100
75
50
25
Index Value
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
Trinity Capital Corporation
NASDAQ Composite
SNL Bank
SNL Bank $1B to $5B
SNL >$500M Pink Banks

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

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands except share and per share data)

	Common Stock		Preferred Stock
	Issued	Held in Treasury, at cost	Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$6,836	($7,444)	$0	$1,067	$62,939	$(158)	$63,240
Comprehensive income
Net income					13,329
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $173						292
Reclassification of unrealized gains to realized gains, net of taxes of $22						(62)
Total comprehensive income							13,559
Dividends				(31)	(4,859)		(4,890)
Treasury shares purchased		(2,509)					(2,509)
Treasury shares issued from exercise of stock options		286		(110)			176
Tax benefit from the exercise of stock options				57			57
Decrease in stock owned by ESOP participants, 3,464 shares					100		100
Net change in the fair value of stock owned by ESOP participants					1,101		1,101
Allocation of ESOP shares				299			299
Stock options and stock appreciation rights expensed				238			238
Balance, December 31, 2007	$6,836	($9,667)	$0	$1,520	$72,610	$72	$71,371

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

Note 19. Regulatory Matters

The Company’s primary source of cash is dividends from the Bank.  Generally, the Bank is subject to certain restrictions on dividends that it may declare without prior regulatory approval, including as a result of the Agreement with the OCC as described in Item 1 above.  Generally, the Company cannot pay dividends that exceed its net income or which may weaken its financial health.  The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus its retained income for the two proceeding years.  Additionally, the Bank cannot pay dividends that are in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.  The Company is subject to additional dividend restrictions due to its participation in the CPP.

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

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	412,500	$27.03	333,500
Equity compensation plans not approved by security holders	—	—	—
Total	412,500	$27.03	333,500

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