Form 10-Q
period 2010-06-30
TRINITY CAPITAL CORP
filed 2010-08-16
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 6,450,339 shares of common stock, no par value, outstanding as of August 6, 2010.

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

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$20,424	$18,761
Interest-bearing deposits with banks	72,591	188,114
Federal funds sold and securities purchased under resell agreements	112	620
Cash and cash equivalents	93,127	207,495
Investment securities available for sale	182,669	136,756
Investment securities held to maturity, at amortized cost (fair value of $11,424 at June 30, 2010 and $10,808 at December 31, 2009)	11,271	11,436
Other investments	9,397	9,568
Loans (net of allowance for loan losses of $29,658 at June 30, 2010 and $24,504 at December 31, 2009)	1,158,389	1,215,282
Loans held for sale	7,948	9,245
Premises and equipment, net	31,058	31,949
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	7,232	6,840
Mortgage servicing rights, net	7,044	7,647
Other intangible assets	594	830
Other real estate owned	29,513	16,750
Prepaid expenses	7,329	8,648
Net deferred tax assets	7,015	4,979
Other assets	8,057	7,105
Total assets	$1,562,854	$1,676,741

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Amounts in thousands, except share data)
(Continued from prior page)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$85,896	$87,238
Interest-bearing	1,276,540	1,381,207
Total deposits	1,362,436	1,468,445
Short-term borrowings	1,173	20,000
Long-term borrowings	32,300	13,493
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	4,644	5,038
Other liabilities	4,777	7,536
Total liabilities	1,444,657	1,553,839

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 636,585 shares and 627,030 shares at June 30, 2010 and December 31, 2009, respectively, at fair value	$9,230	$12,541
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at June 30, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	33,702	33,597
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at June 30, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	2,061	2,077
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,450,339 and 6,440,784 at June 30, 2010 and December 31, 2009, respectively	6,836	6,836
Additional paid-in capital	1,827	1,869
Retained earnings	75,148	77,054
Accumulated other comprehensive gain	359	142
Total stockholders' equity before treasury stock	119,933	121,575
Treasury stock, at cost, 406,461 shares and 416,016 shares at June 30, 2010 and December 31, 2009, respectively	(10,966)	(11,214)
Total stockholders' equity	108,967	110,361
Total liabilities and stockholders' equity	$1,562,854	$1,676,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$16,638	$18,998	$33,910	$37,990
Investment securities:
Taxable	776	946	1,409	1,144
Nontaxable	299	263	597	480
Federal funds sold	-	-	-	1
Other interest-bearing deposits	75	77	180	86
Investment in unconsolidated trusts	21	21	41	42
Total interest income	17,809	20,305	36,137	39,743
Interest expense:
Deposits	3,605	5,017	7,568	9,933
Short-term borrowings	17	189	233	252
Long-term borrowings	253	213	381	524
Long-term capital lease obligations	67	67	134	134
Junior subordinated debt owed to unconsolidated trusts	684	697	1,367	1,406
Total interest expense	4,626	6,183	9,683	12,249
Net interest income	13,183	14,122	26,454	27,494
Provision for loan losses	11,101	12,632	15,358	16,793
Net interest income after provision for loan losses	2,082	1,490	11,096	10,701
Other income:
Mortgage loan servicing fees	654	435	1,300	1,222
Trust fees	456	329	811	705
Loan and other fees	804	706	1,470	1,319
Service charges on deposits	433	453	841	860
Gain on sale of loans	758	2,426	1,478	5,495
Gain on sale of securities	-	36	47	734
Title insurance premiums	274	424	462	865
Other operating income	85	152	111	255
Total other income	3,464	4,961	6,520	11,455

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other expenses:
Salaries and employee benefits	$5,091	$4,658	$10,169	$9,702
Occupancy	1,028	789	2,005	1,613
Data processing	709	693	1,433	1,324
Marketing	375	440	731	888
Amortization and valuation of mortgage servicing rights	974	(99)	1,283	887
Amortization and valuation of other intangible assets	97	10	222	133
Supplies	118	166	209	352
Loss on sale of other real estate owned	1,053	313	1,485	531
Postage	161	117	322	284
Bankcard and ATM network fees	335	324	498	654
Legal, professional and accounting fees	573	613	1,326	981
FDIC insurance premiums	934	937	1,832	1,184
Collection expenses	448	169	828	291
Other	781	517	1,319	1,312
Total other expense	12,677	9,647	23,662	20,136
(Loss) Income before income taxes	(7,131)	(3,196)	(6,046)	2,020
(Benefit) provision for income taxes	(2,537)	(1,392)	(1,888)	593
Net (loss) income	$(4,594)	$(1,804)	$(4,158)	$1,427
Dividends and discount accretion on preferred shares	528	529	1,057	552
Net (loss) income available to common shareholders	$(5,122)	$(2,333)	$(5,215)	$875
Basic (loss) earnings per common share	$(0.80)	$(0.36)	$(0.81)	$0.14
Diluted (loss) earnings per common share	$(0.80)	$(0.36)	$(0.81)	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net (loss) income	$(4,158)	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	1,244
Net amortization of:
Mortgage servicing rights	924	1,289
Other intangible assets	236	133
Premium and discounts on investment securities, net	308	10
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	7
Provision for loan losses	15,358	16,793
Change in mortgage servicing rights valuation allowance	359	(402)
Loss on disposal of premises and equipment	9	-
(Gain) on sale of investment securities	(47)	(734)
Federal Home Loan Bank (FHLB) stock dividends received	(5)	(3)
Loss on venture capital investments	98	274
Gain on sale of loans	(1,478)	(5,495)
Loss on disposal of other real estate owned	424	270
Write-down of value of other real estate owned	1,079	270
(Increase) in other assets	(2,167)	(3,603)
(Decrease) increase in other liabilities	(1,414)	609
Stock options and stock appreciation rights expenses	72	73
Tax benefit recognized for exercise of stock options	-	(10)
Net cash provided by operating activities before originations and gross sales of loans	11,156	12,152
Gross sales of loans held for sale	67,237	262,068
Origination of loans held for sale	(65,142)	(263,193)
Net cash provided by operating activities	13,251	11,027

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$50,146	$3,109
Proceeds from maturities and paydowns of investment securities, held to maturity	165	122
Proceeds from maturities and paydowns of investment securities, other	171	-
Proceeds from sale of investment securities, available for sale	3,422	42,910
Purchase of investment securities available for sale	(99,426)	(52,385)
Purchase of investment securities other	(93)	(2,466)
Proceeds from sale of other real estate owned	5,063	3,907
Loans funded, net of repayments	22,206	(43,882)
Purchases of loans	-	(1,101)
Purchases of premises and equipment	(669)	(6,131)
Net cash (used in) investing activities	(19,015)	(55,917)
Cash Flows From Financing Activities
Net (decrease) in demand deposits, NOW accounts and savings accounts	(99,001)	(25,621)
Net (decrease) in time deposits	(7,008)	107,643
Proceeds from issuances of borrowings	20,000	30,000
Repayment of borrowings	(20,020)	(19)
Purchase of treasury stock	-	(473)
Issuance of common stock	134	290
Issuance of preferred stock	-	35,539
Common shares dividend payments	(1,739)	(2,580)
Preferred shares dividend payments	(970)	(258)
Tax benefit recognized for exercise of stock options	-	10
Net cash (used in) provided by financing activities	(108,604)	144,531
Net (decrease) increase in cash and cash equivalents	(114,368)	99,641
Cash and cash equivalents:
Beginning of period	207,495	25,262
End of period	$93,127	$124,903

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,077	$12,732
Income taxes	72	4,623
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	19,329	9,761
Dividends declared, not yet paid	242	2,824
Change in unrealized gain on investment securities, net of taxes	217	(1,935)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”). Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements. In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. Management expects to continue to transfer the assets of Allocca & Brunett to the Bank over the next several months. In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality. These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project. The amount of the new market tax credit was $1.9 million and is included in “other investments” on the balance sheet. The amount of the loan was $5.2 million and is included in “loans, net” on the balance sheet. In April 2010 the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico.  The initial size of the initial investment was $322 thousand.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements in its Form 10-K, filed with the SEC on March 16, 2010, as amended.

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

Note 2. Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income, as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited; in thousands)
Net (loss) income	$(4,594)	$(1,804)	$(4,158)	$1,427
Securities available for sale:
Net change in unrealized (losses)	711	(736)	316	(1,201)
Related income tax expense	(220)	286	(67)	548
Net securities gains reclassified into earnings	-	(36)	(47)	(734)
Related income tax benefit	-	16	15	215
Net effect on other comprehensive income for the period	491	(470)	217	(1,172)
Comprehensive (loss) income	$(4,103)	$(2,274)	$(3,941)	$255

Note 3. (Loss) Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited; in thousands, except share and per share data)
Net (loss) income	$(4,594)	$(1,804)	$(4,158)	$1,427
Dividends and discount accretion on preferred shares	528	529	1,057	552
Net (loss) income available to common shareholders	$(5,122)	$(2,333)	$(5,215)	$875
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(415,071)	(409,720)	(415,541)	(408,990)
Weighted average common shares outstanding, net	6,441,729	6,447,080	6,441,259	6,447,810
Basic (loss) earnings per common share	$(0.80)	$(0.36)	$(0.81)	$0.14
Weighted average dilutive shares from stock option plan	-	-	-	7,922
Weighted average common shares outstanding including derivative shares	6,441,729	6,447,080	6,441,259	6,455,732
Diluted (loss) earnings per common share	$(0.80)	$(0.36)	$(0.81)	$0.14

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 412,500 and 421,395 as of June 30, 2010 and June 30, 2009, respectively.

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

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Company’s statements of income and condition.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
U.S. Government sponsored agencies	$85,114	$172	$(5)	$85,281
States and political subdivisions	26,550	529	(23)	27,056
Residential mortgage-backed securities	70,453	885	(1,006)	70,332
Totals	$182,117	$1,586	$(1,034)	$182,669

December 31, 2009
U.S. Government sponsored agencies	$68,502	$23	$(143)	$68,382
States and political subdivisions	26,112	494	(87)	26,519
Residential mortgage-backed securities	41,906	563	(614)	41,855
Totals	$136,520	$1,080	$(844)	$136,756

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
States and political subdivisions	$11,271	$420	$(267)	$11,424
Totals	$11,271	$420	$(267)	$11,424

December 31, 2009
States and political subdivisions	$11,436	$-	$(628)	$10,808
Totals	$11,436	$-	$(628)	$10,808

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,281	$-	$-	$8,281
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,397	$-	$-	$9,397

December 31, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$8,452	$-	$-	$8,452
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,568	$-	$-	$9,568

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross realized gains	$-	$36	$47	$734
Gross realized losses	-	-	-	-
Net gains	$-	$36	$47	$734

A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2010 and December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2010
U.S. Government sponsored agencies	$10,076	$(5)	$-	$-	$10,076	$(5)
States and political subdivisions	4,788	(2)	1,979	(21)	6,767	(23)
Residential mortgage-backed securities	22,756	(859)	5,031	(147)	27,787	(1,006)
Totals	$37,620	$(866)	$7,010	$(168)	$44,630	$(1,034)

December 31, 2009
U.S. Government sponsored agencies	$25,855	$(143)	$-	$-	$25,855	$(143)
States and political subdivisions	4,540	(87)	-	-	4,540	(87)
Residential mortgage-backed securities	20,579	(527)	1,481	(87)	22,060	(614)
Totals	$50,974	$(757)	$1,481	$(87)	$52,455	$(844)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2010
States and political subdivisions	$-	$-	$1,416	$(267)	$1,416	$(267)
Totals	$-	$-	$1,416	$(267)	$1,416	$(267)

December 31, 2009
States and political subdivisions	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)
Totals	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)

At June 30, 2010, $47.3 million in debt securities (representing a total of 30 different securities) had unrealized losses with aggregate depreciation of 2.7% of the Company’s amortized cost basis. Of these securities, $8.9 million (representing a total of 9 different securities) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 4.9%. The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of June 30, 2010, by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$6,740	$6,753	$-	$-	$100	$100
One to five years	93,766	94,109	-	-	-	-
Five to ten years	35,849	36,143	1,416	1,149	-	-
Over ten years	45,762	45,664	9,855	10,275	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	8,181	8,181
	$182,117	$182,669	$11,271	$11,424	$9,397	$9,397

Securities with carrying amounts of $31.5 million and $49.5 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Commercial	$135,111	$137,684
Commercial real estate	429,500	452,235
Residential real estate	414,389	399,588
Construction real estate	158,663	194,179
Installment and other	52,501	58,456
Total loans	1,190,164	1,242,142
Unearned income	(2,117)	(2,356)
Gross loans	1,188,047	1,239,786
Allowance for loan losses	(29,658)	(24,504)
Net loans	$1,158,389	$1,215,282

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Non-performing loans as of June 30, 2010 and December 31, 2009, were as follows:

	At June 30, 2010	At December 31, 2009
	(In thousands)
Non-accruing loans	$52,010	$65,035
Total non-performing loans	52,010	65,035

There were no loans past due more than 90 days and still accruing interest as of June 30, 2010 or December 31, 2009.  The reduction in interest income associated with loans on non-accrual status was $1.4 million and $1.5 million for the three months ending June 30, 2010 and, 2009, respectively. The reduction in interest income associated with loans on non-accrual status was $2.7 million and $2.3 million for the six months ending June 30, 2010 and, 2009, respectively.

Information about impaired loans as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Loans for which there was a related allowance for loan losses	$4,843	$-
Other impaired loans	52,020	67,736
Total impaired loans	$56,863	$67,736

Related allowance for loan losses	$529	$-

Total troubled debt restructures, both those in accrual and non-accrual status, were $8.4 million and $13.8 million as of June 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$24,822	$17,963	$24,504	$15,230
Provision for loan losses	11,101	12,632	15,358	16,793
Total charge-offs	(6,406)	(5,791)	(10,465)	(7,310)
Total recoveries	141	60	261	151
Net charge-offs	(6,265)	(5,731)	(10,204)	(7,159)
Balance at end of period	$29,658	$24,864	$29,658	$24,864

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At June 30, 2010	At December 31, 2009
	(In thousands)
Construction real estate	$15,310	$12,782
Residential real estate	7,078	3,337
Commercial real estate	7,125	631
Total	$29,513	$16,750

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

There were no stock incentives granted during the three or six months ended June 30, 2010 or 2009.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of June 30, 2010, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	412,500	$27.03
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	412,500	$27.03	2.32	$1,729
Exercisable at June 30, 2010	229,000	$26.77	3.09	$995

There were no stock options exercised during the three months ended June 30, 2010.  During the three months ended June 30, 2009, Steve W. Wells exercised 14,000 non-qualified stock options at $20.00 per share. The total intrinsic value of options exercised during the six months ended June 30, 2009 was $52 thousand.

As of June 30, 2010, there was $184 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. That cost is expected to be recognized over a weighted-average vesting period of 1.6 years. During the three month period ended June 30, 2010, we expensed $36 thousand for stock appreciation rights that will vest in 2011 and 2012. During the six month period ended June 30, 2010, we expensed $72 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 9. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $1.2 million as of June 30, 2010 and $20.0 million as of December 31, 2009. As of June 30, 2010, the advances had a fixed interest rate of 6.03%.

Note 10. Long-Term Borrowings

The Company had FHLB advances with maturity dates greater than one year of $32.3 million as of June 30, 2010 and $13.5 million as of December 31, 2009. As of June 30, 2010, long-term borrowings consisted of the following advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34	At maturity	2,300
			$22,300

Note 11. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and has built a Bank office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank. The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009. The ground lease has an 8 year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease. The ground lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. Lease payments for each of the three month periods ended June 30, 2010 and 2009 were $46 thousand. Lease payments for each of the six month periods ended June 30, 2010 and 2009 were $92 thousand.

Note 12. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2010.

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.24% (variable)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.24% (variable)	6.88%	6.83%

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. In April 2009, this five-year transition period was extended. As of June 30, 2010, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended June 30, 2010 and 2009, $3 thousand of these issuance costs were amortized. During each of the six month periods ended June 30, 2010 and 2009, $7 thousand of these issuance costs were amortized. Unamortized issuance costs were $280 thousand and $276 thousand at June 30, 2010 and December 31, 2009, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $478 thousand on both June 30, 2010 and December 31, 2009.

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

At June 30, 2010 and December 31, 2009, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2010	December 31, 2009
	(In thousands)
Unfunded commitments under lines of credit	$153,342	$155,535
Commercial and standby letters of credit	18,667	14,628

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer. At June 30, 2010 and December 31, 2009, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $26 thousand as of June 30, 2010 and $24 thousand December 31, 2009, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid as of June 30, 2010 and December 31, 2009 was $242 thousand for each period.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During both of the three month periods ended June 30, 2010 and June 30, 2009, a net amount of $44 thousand was accreted to equity. During the six month period ended June 30, 2010 and June 30, 2009, a net amount of $89 thousand and $46 thousand was accreted to equity, respectively.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the three months ended June 30, 2010 and June 30, 2009, the total of these two amounts was $528 thousand and $529 thousand, respectively.  During the six months ended June 30, 2010 and June 30, 2009, the total of these two amounts was $1.1 million and $552 thousand, respectively.

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

See also Note 18, “Subsequent Event” in these financial statements for a ruling in favor of the Bank that will materially affect the third quarter financial results.

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

The Company’s derivative instruments outstanding at June 30, 2010, include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

 At June 30, 2010, the Company had notional amounts of $8.2 million in contracts with customers and $20.8 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $228 thousand and a liability of $158 thousand as of June 30, 2010.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
Government sponsored agencies	$85,281	$-	$85,281	$-
States and political subdivisions	27,056	-	27,056	-
Residential mortgage-backed securities	70,332	-	70,332	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	228	-	228	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$158	$-	$158	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-

December 31, 2009

Financial Assets:
Investment securities available for sale:
Government sponsored agencies	$68,382	$-	$68,382	$-
States and political subdivisions	26,519	-	26,519	-
Residential mortgage-backed securities	41,855	-	41,855	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	251	-	251	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$1	$-	$1	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$-	$24	$-

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

During the second quarter of 2010 and the year ended December 31, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $19.3 million and $25.0 million (utilizing Level 3 valuation inputs) during the three months ended June 30, 2010 and the year ended December 31, 2009, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.2 million and $3.7 million, during the three months ended June 30, 2010 and the year ended December 31, 2009, respectively. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $4.9 million and $2.0 million in foreclosed assets were remeasured at fair value during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, resulting in a charge of $1.1 million and $283 thousand to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 are included in the table below (in thousands):

June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$11,321	$-	$-	$11,321
Loans held for sale	-	-	-	-
Mortgage servicing rights	5,746	-	-	5,746
Non-Financial Assets:
Foreclosed assets	29,513	-	-	29,513

December 31, 2009

Financial Assets:
Impaired loans	$14,954	$-	$-	$14,954
Loans held for sale	3,522	-	3,522	-
Mortgage servicing rights	3,049	-	-	3,049
Non-Financial Assets:
Foreclosed assets	16,750	-	-	16,750

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

Federal funds sold and securities purchased under resell agreements: The carrying amounts reported in the balance sheet approximate fair value.

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$20,424	$20,424	$18,761	$18,761
Interest-bearing deposits with banks	72,591	72,591	188,114	188,114
Federal funds sold and securities purchased under resell agreements	112	112	620	620
Investments:
Available for sale	182,669	182,669	136,756	136,756
Held to maturity	11,271	11,424	11,436	10,808
Other investments	9,397	9,397	9,568	9,568
Loans, net	1,158,389	1,174,179	1,215,282	1,203,138
Loans held for sale	7,948	8,101	9,245	9,268
Accrued interest receivable	7,232	7,232	6,840	6,840
Mortgage servicing rights	7,044	7,152	7,647	8,754
Derivative financial instruments	228	228	251	251

Financial liabilities:
Non-interest bearing deposits	$85,896	$85,896	$87,238	$87,238
Interest bearing deposits	1,276,540	1,281,501	1,381,207	1,385,968
Short-term borrowings	1,173	1,208	20,000	20,182
Long-term borrowings	32,300	34,153	13,493	14,620
Junior subordinated debt owed to unconsolidated trusts	37,116	18,339	37,116	18,118
Accrued interest payable	4,644	4,644	5,038	5,038
Derivative financial instruments	158	158	1	1

Off-balance sheet instruments:
Standby letters of credit	$26	$26	$24	$24

Note 18. Subsequent Events

On July 29, 2010, a settlement was approved by the United States Bankruptcy Court regarding a dispute between a customer of the Bank and the New Mexico Department of Transportation, the majority of the proceeds of which will be paid directly to the Bank.  The appeal period on the Court's order expired on August 9, 2010 with no appeals filed.  Under the settlement agreement, all payments due to the Bank must be received by August 31, 2010.

During the third quarter $7.3 million will be received by the Bank and will affect the Company’s financials by decreasing non-performing loans by $2.1 million, applying a recovery to the allowance for loan and lease losses of $2.9 million and applying $1.3 million to interest income.  The remaining $1.0 million will be paid to other claimants.

On August 13, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued. The dividend payments would normally be paid on August 15, 2010, in the amount of $444,237.50 for Series A Preferred Stock and $39,982.50 for Series B Preferred Stock. Both Series A and Series B Preferred Stock were issued under the Treasury's Capital Purchase Plan.

In addition, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued.

The following schedule of interest payments are deferred under the agreements:

•	August 23, 2010, $172,000.00 for Trinity Capital Trust IV
•	September 8, 2010, $543,750.00 for Trinity Capital Trust I
•	September 8, 2010, $49,656.08 for Trinity Capital III
•	September 15, 2010, $170,750.00 for Trinity Capital Trust V

The deferral of distributions on the Trust Preferred Securities will continue to accrue as interest expense payable by the Company and the dividends on the Preferred Stock will continue to accrue as dividends payable. Further, the Company is prohibited from declaring or paying any dividends on its common stock while distributions and dividend payments on the Trust Preferred Securities and the Preferred Stock are in arrears.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements. The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2009, as amended.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2009, as amended. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•	Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Grant the Federal Reserve the power to regulate debit card interchange fees;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•	Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

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

During the second quarter of 2010, the Company experienced some improvement when compared to the prior year's deterioration in asset quality, as measured by non-performing assets and classified loans to those that are still performing. Management remains concerned about possible losses in its real estate loan portfolio. Management deemed the allocations during the second quarter of 2010 to be a necessary and prudent step to reserve against probable losses. Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

See also Note 18, “Subsequent Event”, in Part I, “Financial Information”--Item 1, “Financial Statements” in this Form 10-Q, for a ruling in favor of the Bank that will materially affect the third quarter financial results.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of June 30, 2010, mortgage loans serviced for others totaled $1.0 billion. The net carrying amount of the MSRs on these loans total $7.0 million as of June 30, 2010. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$8,330	$7,746	$8,525	$6,908
Servicing rights originated and capitalized	373	1,206	680	2,686
Amortization	(422)	(647)	(924)	(1,289)
	$8,281	$8,305	$8,281	$8,305

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$(685)	$(1,981)	$(878)	$(1,637)
Aggregate reductions credited to operations	-	746	332	1,250
Aggregate additions charged to operations	(552)	-	(691)	(848)
	$(1,237)	$(1,235)	$(1,237)	$(1,235)

The fair values of the MSRs were $7.2 million and $8.8 million on June 30, 2010 and December 31, 2009, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of June 30, 2010, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Prepayment Standard Assumption (PSA) speed	308.33%	232.00%
Discount rate	10.75	10.76
Earnings rate	2.05	2.75

Overview

The Company’s net (loss) available to common shareholders increased by $5.0 million from the quarter ended March 31, 2010 to the quarter ended June 30, 2010, moving from a net loss of $(93) thousand to a net loss of $(5.1) million. In addition, the Company’s net (loss) available to common shareholders increased $2.8 million from the second quarter of 2009 to the second quarter of 2010, moving from net loss of $(2.3) million to a net loss of $(5.1) million. The increase in net (loss) available to common shareholders from the second quarter of 2009 was primarily due to an increase in non-interest expense and a decrease in non-interest income. The increase in non-interest expense was primarily due to an increase in the amortization and valuation of mortgage servicing rights and an increase in the loss on sale of other real estate owned. The decrease in non-interest income was primarily due to the large mortgage refinance activity that took place in the second quarter of 2009 which was not experienced in the second quarter of 2010.  Total assets decreased by $113.9 million from December 31, 2009 to June 30, 2010, mainly due to decreases in cash and cash equivalents and net loans. These decreases were partially offset by an increase in investment securities. The decrease in assets was largely due to a decreased loan demand and planned as part of a move to enhance capital ratios.

Regulatory Proceedings Against the Bank.  As previously disclosed, the Bank and the OCC entered into a written agreement (the “Agreement”) on January 26, 2010.   The Agreement contains, among other things, directives for the Bank to take specific actions, within time frames specified therein, to address risk management and capital matters that, in the view of the OCC, may impact the Bank’s overall safety and soundness.  Specifically, the Bank is required to, among other things: (i) continue to develop, implement and ensure adherence to written programs designed to reduce the level of credit risk in the Bank’s loan portfolio; (ii) review, revise and ensure adherence to a written capital program; (iii) comply with its approved capital program, which calls for maintaining higher than the regulatory minimum capital ratios; and (iv) obtain prior OCC approval before paying dividends.

At June 30, 2010 and August 16, 2010, the Bank believed that it has fully addressed the provisions of the Agreement.  The Bank will continue taking the necessary actions to satisfy all requirements in the Agreement.  A copy of the Agreement was filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $4.0 million during the second quarter of 2010, compared to net operating income of $9.4 million during the same period in 2009. This represented a decrease of $5.5 million (57.9%). Net (loss) available to common shareholders for the second quarter of 2010 increased to a loss of $(5.1) million or $(0.80) diluted (loss) per share, compared to a loss of $(2.3) million or $(0.36) diluted earnings (loss) per share for the same period in 2009, an increase of $2.8 million (119.5%) in net income available to common shareholders and a decrease in earnings per share of $0.44 (122.2%). This increase in net (loss) was primarily due to an increase in the non-interest expense of $3.0 million (31.4%) and a decrease in non-interest income of $1.5 million (30.2%). The increase in non-interest expense was primarily due to an increase in the amortization and valuation of mortgage servicing rights of $1.1 million and an increase in loss on sale of other real estate owned of $740 thousand. The increase in the amortization and valuation of mortgage servicing rights was due to a lower interest rate environment in 2010, resulting in a higher valuation allowance.  The increase in loss on sale of other real estate owned was due to a higher volume of sales of foreclosed property in 2010, as well as an increase in the write-down of this real estate prior to disposal, due to lower appraised values on the real estate. The decrease in non-interest income was primarily due to a decrease in the gain on sale of loans of $1.7 million, due to a drop in mortgage loan refinance activity from high levels during the second quarter of 2009. There was also a decrease in net interest income of $939 thousand (6.6%) and a decrease in the provision for loan losses of $1.5 million (12.1%).  Provision (benefit) for income taxes decreased $1.1 million (82.3%) due to lower pre-tax income.

The Company experienced net operating income before income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $9.3 million during the first six months of 2010, compared to net operating income of $18.8 million during the same period in 2009. This represented a decrease of $9.5 million (50.5%). Net income (loss) available to common shareholders for the first six months of 2010 decreased to a loss of $(5.2) million or $(0.81) diluted (loss) per share, compared to income of $875 thousand or $0.14 diluted earnings per share for the same period in 2009, a decrease of $6.1 million (696.0%) in net income available to common shareholders and a decrease in earnings per share of $0.95 (678.6%). This decrease in net income was primarily due to a decrease in the non-interest income of $4.9 million (43.1%) and an increase in non-interest income of $3.5 million (17.5%). The decrease in non-interest income was primarily due to a decrease in the gain on sale of loans of $4.0 million, due to a drop in mortgage loan refinance activity from high levels during the first six months of 2009.  The increase in non-interest expense was primarily due to an increase in loss on sale of other real estate owned of $954 thousand, an increase in FDIC insurance premiums of $648 thousand, an increase in collection expenses of $537 thousand and an increase in salaries and employee benefits of $467 thousand. The increase in loss on sale of other real estate owned was due to a higher volume of sale of foreclosed property in 2010, as well as an increase in the write-down of this real estate prior to disposal, due to lower appraised values on the real estate. The increase in FDIC insurance premiums was due to both an increase in the base assessment rate experienced industry-wide and an increase in the expense due to a change in the Bank's risk profile related to the Bank's Agreement with the OCC. The increase in collection expenses was directly related to the increase in activity in collecting and disposing of non-performing assets. The increase in salaries and employee benefits was primarily due to increases in staff related to the Bank’s newest office in Santa Fe, which opened in October 2009. There was also a decrease in net interest income of $1.0 million (3.8%) and a decrease in the provision for loan losses of $1.4 million (8.5%).  Provision (benefit) for income taxes decreased $2.5 million (418.4%) due to lower pre-tax income.  In addition, dividends and discount accretion on preferred shares increased $505 thousand (91.5%) between the two periods, as these preferred shares were not issued until near the end of the first quarter of 2009.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,210,503	$16,638	5.51%	$1,217,988	$18,998	6.26%
Taxable investment securities	139,192	776	2.24	75,643	946	5.02
Investment securities exempt from federal income taxes (2)	37,497	482	5.16	30,526	419	5.51
Federal funds sold	124	-	-	346	-	-
Other interest-bearing deposits	119,150	75	0.25	138,123	77	0.22
Investment in unconsolidated trust subsidiaries	1,116	21	7.55	1,116	21	7.55
Total interest-earning assets	1,507,582	17,992	4.79	1,463,742	20,461	5.61
Non-interest-earning assets	86,698			98,278
Total assets	$1,594,280			$1,562,020

Interest-bearing Liabilities:
Deposits:
NOW deposits	$119,828	$67	0.22%	$108,534	$116	0.43%
Money market deposits	206,264	126	0.25	190,510	276	0.58
Savings deposits	351,323	241	0.28	319,512	281	0.35
Time deposits over $100,000	418,263	2,115	2.03	393,183	2,915	2.97
Time deposits under $100,000	215,821	1,056	1.96	206,515	1,429	2.78
Short-term borrowings, including ESOP borrowings under 1 year	1,215	17	5.61	39,566	189	1.92
Long-term borrowings, including ESOP borrowings over 1 year	32,300	253	3.14	12,889	213	6.63
Long-term capital lease obligations	2,211	67	12.15	2,211	67	12.15
Junior subordinated debt owed to unconsolidated trusts	37,116	684	7.39	37,116	697	7.53
Total interest-bearing liabilities	1,384,341	4,626	1.34	1,310,036	6,183	1.89
Demand deposits--non-interest-bearing	46,231			40,432
Other non-interest-bearing liabilities	41,863			82,675
Stockholders' equity, including stock owned by ESOP	121,845			128,877
Total liabilities and stockholders equity	$1,594,280			$1,562,020
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$13,366	3.45%		$14,278	3.71%
Net interest margin on a fully tax-equivalent basis(4)			3.56%			3.91%
Net interest margin(4)			3.51%			3.87%

(1)
Average loans include non-accrual loans of $64.4 million and $41.4 million for June 30, 2010 and 2009, respectively. Interest income includes loan origination fees of $456 thousand and $954 thousand for the three months ended June 30, 2010 and 2009, respectively.

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

For the second quarter of 2010, net interest income on a fully tax-equivalent basis decreased $912 thousand (6.4%) compared to the second quarter of 2009, dropping from $14.3 million in 2009 to $13.4 million in 2010. The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $2.5 million (12.1%), which was partially offset by a decrease in interest expense of $1.6 million (25.2%). Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 82 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $3.0 million. This was partially offset by an increase in average interest-earning assets of $43.8 million (3.0%), which accounted for an increase of $493 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 55 basis points, which accounted for a $1.7 million decrease. This was partially offset by an increase in average total interest-bearing liabilities of $74.3 million (5.7%), accounting for an increase in $190 thousand in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 35 basis points to 3.56% for the quarter ended June 30, 2010 from 3.91% for the quarter ended June 30, 2009.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,223,197	$33,910	5.59%	$1,250,334	$37,990	6.13%
Taxable investment securities	127,817	1,409	2.22	69,919	1,144	3.30
Investment securities exempt from federal income taxes (2)	37,494	963	5.18	26,356	767	5.87
Federal funds sold	316	-	-	1,295	1	0.16
Other interest-bearing deposits	128,813	180	0.28	88,115	86	0.20
Investment in unconsolidated trust subsidiaries	1,116	41	7.41	1,116	42	7.59
Total interest-earning assets	1,518,753	36,503	4.85	1,437,135	40,030	5.62
Non-interest-earning assets	86,867			57,875
Total assets	$1,605,620			$1,495,010

Interest-bearing Liabilities:
Deposits:
NOW deposits	$111,102	$137	0.25	$107,881	$237	0.44%
Money market deposits	208,942	263	0.25	193,502	450	0.47
Savings deposits	361,203	508	0.28	319,816	661	0.42
Time deposits over $100,000	408,576	4,473	2.21	366,812	5,627	3.09
Time deposits under $100,000	215,567	2,187	2.05	209,027	2,958	2.85
Short-term borrowings, including ESOP borrowings under 1 year	10,028	233	4.69	29,938	252	1.70
Long-term borrowings, including ESOP borrowings over 1 year	23,473	381	3.27	20,980	524	5.04
Long-term capital lease obligations	2,211	134	12.22	2,211	134	12.22
Junior subordinated debt owed to unconsolidated trusts	37,116	1,367	7.43	37,116	1,406	7.64
Total interest-bearing liabilities	1,378,218	9,683	1.42	1,287,283	12,249	1.92

Demand deposits--non-interest-bearing	$46,017			$45,058
Other non-interest-bearing liabilities	58,847			45,156
Stockholders' equity, including stock owned by ESOP	122,538			117,513
Total liabilities and stockholders equity	$1,605,620			$1,495,010
Net interest income on a fully tax-equivalent basis/interest rate Spread(3)		$26,820	3.43%		$27,781	3.70%
Net interest margin on a fully tax-equivalent basis(4)			3.56%			3.90%
Net interest margin(4)			3.51%			3.86%

(1)
Average loans include non-accrual loans of $66.1 million and $39.4 million for June 30, 2010 and 2009, respectively. Interest income includes loan origination fees of $920 thousand and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.

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

For the first six months of 2010, net interest income on a fully tax-equivalent basis decreased $961 thousand (3.5%) compared to the first six months of 2009, dropping from $27.8 million in 2009 to $26.8 million in 2010. The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $3.5 million (8.8%), which was partially offset by a decrease in interest expense of $2.6 million (20.9%). Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 77 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $3.8 million. This was partially offset by an increase in average interest-earning assets of $81.6 million (5.7%), which accounted for an increase of $257 thousand in interest income on a fully tax-equivalent basis. Interest expense decreased due to a decrease in the cost of interest-bearing liabilities of 50 basis points, which accounted for a $3.2 million decrease. This was partially offset by an increase in average total interest-bearing liabilities of $90.9 million (7.1%), accounting for an increase in $605 thousand in interest expense. The net interest margin expressed on a fully tax-equivalent basis decreased 34 basis points to 3.56% for the quarter ended June 30, 2010 from 3.90% for the quarter ended June 30, 2009.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
	(In thousands)
Net interest income	$13,183	$14,122	$26,454	$27,494
Tax-equivalent adjustment to net interest income	183	156	366	287
Net interest income, fully tax-equivalent basis	$13,366	$14,278	$26,820	$27,781

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Compared to 2009			2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(116)	$(2,244)	$(2,360)	$(811)	$(3,269)	$(4,080)
Taxable investment securities	530	(700)	(170)	725	(460)	265
Investment securities exempt from federal income taxes(1)	91	(28)	63	294	(98)	196
Federal funds sold	-	-	-	(1)	(1)	(1)
Other interest bearing deposits	(12)	10	(2)	49	45	94
Investment in unconsolidated trust subsidiaries	-	-	-	-	(1)	(1)
Total increase (decrease) in interest income	$493	$(2,962)	$(2,469)	$257	$(3,784)	$(3,527)
Interest-bearing Liabilities:
Now deposits	$11	$(60)	$(49)	$7	$(107)	$(100)
Money market deposits	21	(171)	(150)	34	(221)	(187)
Savings deposits	26	(66)	(40)	78	(231)	(153)
Time deposits over $100,000	176	(976)	(800)	589	(1,743)	(1,154)
Time deposits under $100,000	61	(434)	(373)	90	(861)	(771)
Short-term borrowings, including ESOP borrowings under 1 year	(302)	130	(172)	(249)	230	(19)
Long-term borrowings, including ESOP borrowings over 1 year	196	(156)	40	56	(199)	(143)
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	(13)	(13)	-	(39)	(39)
Total increase (decrease) in interest expense	$190	$(1,747)	$(1,557)	$605	$(3,171)	$(2,566)
Increase (decrease) in net interest income	$303	$(1,215)	$(912)	$(348)	$(613)	$(961)

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Net difference	2010	2009	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$654	$435	$219	$1,300	$1,222	$78
Trust fees	456	329	127	811	705	106
Loan and other fees	804	706	98	1,470	1,319	151
Service charges on deposits	433	453	(20)	841	860	(19)
Gain on sale of loans	758	2,426	(1,668)	1,478	5,495	(4,017)
Gain on sale of securities	-	36	(36)	47	734	(687)
Title insurance premiums	274	424	(150)	462	865	(403)
Other operating income	85	152	(67)	111	255	(144)
	$3,464	$4,961	$(1,497)	$6,520	$11,455	$(4,935)

In the second quarter of 2010, other income decreased from the second quarter of 2009 by $1.5 million (30.2%) from $5.0 million to $3.5 million. Gain on sale of loans decreased $1.7 million (68.8%) from 2009 to 2010 due to a lower volume of loans sold between the two periods. Title insurance premiums decreased $150 thousand (35.4%) due to a lower volume of policies written in the second quarter of 2010 compared to the same period in 2009. Both the gain on sale of loans and title insurance premiums were influenced by a lower volume of mortgage refinancing business in 2010 compared to 2009. Despite lower interest rates during 2010, refinancing volume declined due to a lower demand from customers who recently refinanced and due to more rigorous underwriting standards required by the secondary mortgage loan market.

In the first six months of 2010, other income decreased from the first six months of 2009 by $4.9 million (43.1%) from $11.5 million to $6.5 million. Gain on sale of loans decreased $4.0 million (73.1%) from 2009 to 2010 due to a lower volume of loans sold between the two periods. Gain on sale of securities decreased $687 thousand (93.6%) due to the volume of securities sold was lower in the first six months of 2010 than in the same period in 2009.Title insurance premiums decreased $403 thousand (46.6%) due to a lower volume of policies written in the first six of 2010 compared to the same period in 2009. Both the gain on sale of loans and title insurance premiums were influenced by a lower volume of mortgage refinancing business in 2010 compared to 2009. Despite lower interest rates during 2010, refinancing volume declined due to a lower demand from customers who recently refinanced and due to more rigorous underwriting standards required by the secondary mortgage loan market.

Other Expenses. Changes in other expenses between the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Net difference	2010	2009	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,091	$4,658	$433	$10,169	$9,702	$467
Occupancy	1,028	789	239	2,005	1,613	392
Data processing	709	693	16	1,433	1,324	109
Marketing	375	440	(65)	731	888	(157)
Amortization and valuation of mortgage servicing rights	974	(99)	1,073	1,283	887	396
Amortization and valuation of other intangible assets	97	10	87	222	133	89
Supplies	118	166	(48)	209	352	(143)
Loss on sale of other real estate owned	1,053	313	740	1,485	531	954
Postage	161	117	44	322	284	38
Bankcard and ATM network fees	335	324	11	498	654	(156)
Legal, professional and accounting fees	573	613	(40)	1,326	981	345
FDIC insurance premiums	934	937	(3)	1,832	1,184	648
Collection expenses	448	169	279	828	291	537
Other	781	517	264	1,319	1,312	7
	$12,677	$9,647	$3,030	$23,662	$20,136	$3,526

For the second quarter of 2010, other expenses increased $3.0 million (31.4%) to $12.7 million in 2010 from $9.6 million in the second quarter of 2009. Amortization and valuation of mortgage servicing rights increased $1.1 million (1,083.8%) between the two periods due to a higher valuation allowance on the mortgage servicing rights due to a lower interest rate environment. Loss on sale of other real estate owned increased $740 thousand (179.7%) due to a higher volume of foreclosed assets sold during the first six months of 2010 than compared to the same period in 2009. Salaries and employee benefits increased $433 thousand (9.3%) due to personnel expenses associated with the third office in Santa Fe, which was opened in the fourth quarter of 2009. Collection expenses increased $279 thousand (165.1%) due to the higher volume of collection efforts during the second quarter months of 2010 compared to the same period in 2009.

For the first six months of 2010, other expenses increased $3.5 million (17.5%) to $23.7 million in 2010 from $20.1 million in the second quarter of 2009. Loss on sale of other real estate owned increased $954 thousand (179.7%) due to a higher volume of foreclosed assets sold during the first six months of 2010 than compared to the same period in 2009. FDIC insurance premiums increased $648 thousand (54.7%), reflecting both an increase which was experienced industry-wide as well as a change in the risk profile of the Bank relating to matters set forth in the Agreement with the OCC. Collection expenses increased $537 thousand (184.5%) due to the higher volume of collection efforts during the first six months of 2010 compared to the same period in 2009. Salaries and employee benefits increased $467 thousand (4.8%) due to personnel expenses associated with the third office in Santa Fe, which was opened in the fourth quarter of 2009. Amortization and valuation of mortgage servicing rights increased $396 thousand (44.6%) between the two periods due to a higher valuation allowance on the mortgage servicing rights due to a lower interest rate environment.

Income Taxes. In the second quarter of 2010, provision for income tax expense (benefit) increased $1.1 million (82.3%) from the second quarter of 2009, increasing from a benefit of $1.4 million in 2009 to $2.5 million in 2010. This was due to a greater pretax loss in the second quarter of 2010 compared to the first quarter of 2009. The effective tax rate decreased from 43.6% to 35.6% between the two periods. The main reason for this decrease in effective tax rate was due to the permanent tax differences being a larger percentage of the pretax loss in 2009 than in 2010.

In the first six months of 2010, provision for income tax expense (benefit) decreased $5.6 million (391.4%) from the first six months of 2009, decreasing from an expense of $1.4 million in 2009 to a benefit of $4.2 million in 2010. This was due to a pretax loss position in the first six months of 2010 compared to the first six months of 2009. The effective tax rate increased from 29.4% to 31.2% between the two periods. The main reason for this increase in effective tax rate was due to a decrease in the effective tax rate used to value the deferred tax assets at the beginning of 2010, resulting in a reduction in the current income tax benefit.

Financial Condition

General. Total assets at June 30, 2010 were $1.6 billion, a decrease of $113.9 million (6.8%) from December 31, 2009. Cash and cash equivalents accounted for most of this change, decreasing $114.4 million (55.1%) during the first six months of 2010. Net loans decreased $56.9 million (4.7%), mainly due to a decrease in new loan activity and demand, while existing loans that matured were paid off.  Total investment securities increased $45.6 million (28.9%) as some of the cash and cash equivalents were invested in new securities.  Much of this decrease in total assets corresponded with a decrease in deposits of $106.0 million (7.2%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining the same levels of cash and investments.  Total liabilities decreased $109.2 million (7.0%) during the first six months of 2010, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) decreased by $4.7 million (3.8%) mainly due to a decrease in retained earnings.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$85,114	$85,281	$68,502	$68,382	$46,205	$47,586
States and political subdivisions	26,550	27,056	26,112	26,519	29,257	29,210
Residential mortgage-backed securities	70,453	70,332	41,906	41,855	32,290	31,366
Total securities available for sale	$182,117	$182,669	$136,520	$136,756	$107,752	$108,162
Securities Held to Maturity
States and political subdivisions	$11,271	$11,424	$11,436	$10,808	$8,805	$8,842
Total securities held to maturity	$11,271	$11,424	$11,436	$10,808	$8,805	$8,842
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,281	$8,281	$8,452	$8,452	$6,722	$6,722
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,397	$9,397	$9,568	$9,568	$7,838	$7,838

The Company had a total of $70.5 million in Collateralized Mortgage Obligations (“CMOs”) as of June 30, 2010. All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher). At the time of purchase, the ratings of these securities ranged from AAA to Aaa. As of June 30, 2010, the ratings of these securities ranged from AAA to Baa3. At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis. As of June 30, 2010, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$135,111	11.35%	$137,684	11.08%	$119,780	9.50%
Commercial real estate	429,500	36.09	452,235	36.41	433,744	34.40
Residential real estate	414,389	34.82	399,588	32.17	438,715	34.80
Construction real estate	158,663	13.33	194,179	15.63	208,116	16.51
Installment and other	52,501	4.41	58,456	4.71	60,385	4.79
Total loans	1,190,164	100.00	1,242,142	100.00	1,260,740	100.00
Unearned income	(2,117)		(2,356)		(2,143)
Gross loans	1,188,047		1,239,786		1,258,597
Allowance for loan losses	(29,658)		(24,504)		(24,864)
Net loans	$1,158,389		$1,215,282		$1,233,733

Total loans decreased $52.0 million (4.2%) from December 31, 2009 to June 30, 2010, remaining at $1.2 billion. The decrease was primarily in the construction real estate and commercial real estate portfolios, which was partially offset by an increase in the residential real estate portfolio. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC on March 16, 2010.

The Bank has been actively reducing its loan concentrations in the commercial real estate and construction real estate categories.  We have adopted as policy certain internal limits on these concentrations, based upon the Bank’s risk profile and the current economic environment. The Bank began this planned reduction in concentrations in 2009 and has agreed to continue its plan in the Agreement with the OCC.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2010	At December 31, 2009	At June 30, 2009
	(Dollars in thousands)
Non-accruing loans	$52,010	$65,035	$60,506
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	52,010	65,035	60,506
Other real estate owned	29,513	16,750	7,668
Other repossessed assets	389	406	411
Total non-performing assets	$81,912	$82,191	$68,585
Restructured loans, still accruing interest	4,633	2,513	1,548
Total non-performing loans to total loans	4.37%	5.24%	4.80%
Allowance for loan losses to non-performing loans	57.02%	37.68%	41.09%
Total non-performing assets to total assets	5.24%	4.90%	4.38%

At June 30, 2010, total non-performing assets decreased $279 thousand (0.3%) to $81.9 million from $82.2 million at December 31, 2009, primarily due to a decrease in non-accruing loans of $13.0 million (20%), which was largely offset by an increase in other real estate owned of $12.8 million (76.2%). Other real estate owned increased mainly due to an increase in foreclosed commercial real estate properties, with smaller increases in residential and construction real estate properties. Non-accruing loans decreased mainly due to a decrease in non-accruing construction loans of $10.2 million and a decrease in non-accruing commercial real estate loans of $2.4 million. The majority of the declines in non-accruing loans were due to the loans being transferred to other real estate owned or other repossessed assets at the estimated fair market value of the underlying collateral less estimated selling costs, with any excess being charged to the allowance for loan losses, as a result of the conclusion of the foreclosure or workout process. Loans with specifically identified losses as of June 30, 2010, totaled $4.8 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $529 thousand. As of June 30, 2010, all collateral-dependent impaired loans have been charged down to value of the collateral, as determined by the Bank. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $8.4 million and $13.8 million as of June 30, 2010 and December 31, 2009, respectively. Those restructured loans considered performing loans totaled $4.6 million and $2.5 million as of June 30, 2010 and December 31, 2009, respectively.

Allowance for Loan Losses. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company’s financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses.”

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$24,822	$17,963	$24,504	$15,230
Provision for loan losses	11,101	12,632	15,358	16,793
Total charge-offs	(6,406)	(5,791)	(10,465)	(7,310)
Total recoveries	141	60	261	151
Net charge-offs	(6,265)	(5,731)	(10,204)	(7,159)
Balance at end of period	$29,658	$24,864	$29,658	$24,864

Gross loans at end of period	$1,188,047	$1,258,597	$1,188,047	$1,258,597
Ratio of allowance to total loans	2.49%	1.97%	2.49%	1.97%
Ratio of net charge-offs to average loans(1)	2.08%	1.89%	1.68%	1.15%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2010, totaled $6.3 million, an increase of $534 thousand (9.3%), from $5.7 million for the three months ended June 30, 2009. The majority of the net charge-offs were construction real estate ($3.2 million), residential real estate ($1.7 million) and commercial non-real estate ($690 thousand). The increase in net charge-offs for the second quarter of 2010 compared to the same period in 2009 was primarily due to an increase in net charge-offs in the residential real estate and commercial real estate portfolios. The provision for loan losses decreased $1.5 million (12.1%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Net charge-offs for the six months ended June 30, 2010, totaled $10.2 million, an increase of $3.0 million (42.5%), from $7.2 million for the six months ended June 30, 2009. The majority of the net charge-offs were construction real estate ($3.6 million) residential real estate ($3.1 million), commercial non-real estate ($2.0 million) and installment and other loans ($984 thousand). The increase in net charge-offs for the first six months of 2010 compared to the same period in 2009 was primarily due to an increase in net charge-offs in the residential real estate and commercial real estate portfolios. The provision for loan losses decreased $1.4 million (8.5%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$6,570	11.35%	$4,371	11.08%	$4,483	9.50%
Commercial and residential real estate	9,722	70.91	8,416	68.58	7,725	69.20
Construction real estate	6,941	13.33	8,637	15.63	9,146	16.51
Installment and other	3,255	4.41	3,080	4.71	3,510	4.79
Unallocated	3,170	N/A	-	N/A	-	N/A
Total	$29,658	100.00%	$24,504	100.00%	$24,864	100.00%

The allowance for loan losses increased $4.8 million (19.3%) from June 30, 2009 to June 30, 2010. This was mainly due to an increase in the unallocated amount, and an increase in the allowance allocated to commercial non-real estate and residential and commercial real estate loans. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in our loan portfolio that may not have been contemplated in the credit loss factors. The unallocated economic factor portion of the allowance represents the overall broad based risks including local and national economic factors, growth and composition of the loan portfolio and regulatory trends that may impact the loan portfolio, representing inherent risks not otherwise captured in other reserve categories. It may be maintained at higher levels during times of deteriorating economic conditions. The allocation for commercial non-real estate loans increased $2.1 million (46.6%) mainly due to an increase in historical loss experience (based on regression analysis) of $2.2 million which was partially offset by a decrease in the allocation for qualitative adjustments of $143 thousand. The allocation for commercial and residential real estate loans increased $2.0 million (25.9%) mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $2.0 million. In addition, the allocation for construction real estate loans decreased $2.2 million (24.1%), mainly due to a decrease in the allocation for qualitative factors of $2.0 million. Finally, the allocation for installment and other loans decreased $255 thousand (7.3%), mainly due to a decrease in the allocation for qualitative adjustments of $495 thousand, which was partially offset by an increase in historical loss experience (based on regression analysis) of $139 thousand and an increase in the allocation for specific identified loans of $101 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of June 30, 2010 were $56.9 million. Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount. Impaired loans identified as cash-flow dependent had a total of $529 thousand in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the Bank’s established policy. Overall, management’s outlook for the New Mexico economy for the remainder of 2010 is expected to be a recession less severe than experienced by much of the country followed by a moderate recovery in advance of other areas of the country. Nonfarm employment growth was a negative 4.1% in 2009, and is at a negative 2.6% in the first half of 2010. Housing construction overall has remained depressed throughout the first half of 2010, but is expected to experience a modest uptick toward the end of 2010.

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

See also Note 18, “Subsequent Event”, in Part I, “Financial Information”--Item 1 “Financial Statements” in this Form 10-Q, for a ruling in favor of the Bank that will materially affect the third quarter financial results.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At June 30, 2010	At December 31, 2009	At June 30, 2009
	(In thousands)
Performing loans classified as:
Substandard	$23,514	$30,648	$62,187
Doubtful	-	-	-
Total performing adversely classified loans	$23,514	$30,648	$62,187
Special mention loans	$699	$5,269	$5,418

Total performing adversely classified assets decreased $38.7 million (62.2%) from June 30, 2009 to June 30, 2010. This was primarily due to the foreclosure and subsequent move to other real estate owned of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding tables) loan concentrations, as well as upgrading or payoff of several loan relationships in the construction and commercial real estate loan portfolio. Special mention loans decreased $4.7 million (87.1%) between June 30, 2009 and June 30, 2010, primarily due to downgrades of credits from the special mention grade to substandard in the residential development of infrastructure, construction of speculative housing and residential developed lots concentrations. All of these loans are collateralized by real estate, and in many cases the loans have personal guarantees and additional collateral. As of June 30, 2010, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

Management carefully monitors the adversely classified assets it has in its portfolio. Management believes the increase in classified assets was a result of current national and regional economic difficulties, particularly in the area of real estate sales. Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans). Though the New Mexico real estate environment is currently more favorable than many areas of the nation, real estate values have fallen and there are concerns that such values will stagnate or continue to fall within our market areas. As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for our exposure in these areas.

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $13.3 million and $11.0 million for the six months ended June 30, 2010 and June 30, 2009, respectively, an increase in cash provided of $2.2 million. This increase was primarily due to a decrease in cash used in the origination of loans held for sale of $194.8 million, which was largely offset by a decrease in cash provided by the sale of these loans of $198.1 million. Net cash (used in) investing activities was $(19.0) million and $(55.9) million for the six months ended June 30, 2010 and June, 2009, respectively. The $36.9 million decrease in cash used by investing activities was largely due to a decrease in cash used in the funding of loans (net of repayments) of $66.1 million and an increase in cash provided by the maturities and paydowns of investment securities of $47.3 million. The decrease in loan funding was largely driven by a decrease in loan demand as the weakness of the economy continues. These items were partially offset by an increase in cash used in the purchases of investment securities of $44.7 million and a decrease in cash provided by the sale of investment securities of $39.5 million. Net cash (used in) provided by financing activities was $(108.6) million and $144.5 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The $253.1 million decrease in cash provided by financing activities was mainly due to a decrease in cash provided by net growth of deposits of $188.0 million, a decrease in cash provided by the issuance of preferred stock of $35.5 million and a decrease in cash provided by the issuance of borrowings (net of repayments) of $30.0 million.

The most significant change in deposits from December 31, 2009 to June 30, 2010 occurred in savings deposits (decreasing $101.3 million), with smaller decreases in time deposits over $100,000 ($8.6 million), demand deposits ($5.7 million) and NOW accounts ($4.7 million). There were increases in MMDA accounts ($12.7 million) and time deposits under $100,000 ($1.6 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $75.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of June 30, 2010, we had the ability to borrow from the FHLB up to a total of $157.8 million in additional funds. We also may borrow through the Federal Reserve Bank’s discount window up to a total of $104.3 million on a short-term basis. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2010, Trinity’s total risk-based capital ratio was 14.09%, the Tier 1 capital to risk-weighted assets ratio was 12.82%, and the Tier 1 capital to adjusted average assets ratio was 9.59%. At December 31, 2009, Trinity’s total risk-based capital ratio was 14.16%, the Tier 1 capital to risk-weighted assets ratio was 12.90%, and the Tier 1 capital to average assets ratio was 9.58%.

At June 30, 2010, the Bank’s total risk-based capital ratio was 13.72%, the Tier 1 capital to risk-weighted assets ratio was 12.46%, and the Tier 1 capital to adjusted average assets ratio was 9.31%. At December 31, 2009, the Bank’s total risk-based capital ratio was 13.63%, the Tier 1 capital to risk-weighted assets ratio was 12.37%, and the Tier 1 capital to adjusted average assets ratio was 9.18%. The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, Trinity’s book value per common share was $12.78 and $13.87, respectively.

On August 13, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued. The dividend payments would normally be paid on August 15, 2010, in the amount of $444,237.50 for Series A Preferred Stock and $39,982.50 for Series B Preferred Stock. Both Series A and Series B Preferred Stock were issued under the Treasury's Capital Purchase Plan.

In addition, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued.

The following schedule of interest payments are deferred under the agreements:

•	August 23, 2010, $172,000.00 for Trinity Capital Trust IV
•	September 8, 2010, $543,750.00 for Trinity Capital Trust I
•	September 8, 2010, $49,656.08 for Trinity Capital III
•	September 15, 2010, $170,750.00 for Trinity Capital Trust V

The deferral of distributions on the Trust Preferred Securities will continue to accrue as interest expense payable by the Company and the dividends on the Preferred Stock will continue to accrue as dividends payable. Further, the Company is prohibited from declaring or paying any dividends on its common stock while distributions and dividend payments on the Trust Preferred Securities and the Preferred Stock are in arrears.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2010, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2010 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of June 30, 2010:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$497,432	$394,089	$262,794	$33,732	$1,188,047
Loans held for sale	7,948	-	-	-	7,948
Investment securities	37,851	21,051	89,489	53,830	202,221
Securities purchased under agreements to resell	112	-	-	-	112
Interest-bearing deposits with banks	62,646	-	9,945	-	72,591
Investment in unconsolidated trusts	186	-	-	930	1,116
Total interest-earning assets	$606,175	$415,140	$362,228	$88,492	$1,472,035

Interest-bearing Liabilities:
NOW deposits	$51,409	$97,404	$-	$-	$148,813
Money market deposits	75,572	102,261	-	-	177,833
Savings deposits	132,679	203,455	-	-	336,134
Time deposits over $100,000	118,468	237,630	36,105	5,223	397,426
Time deposits under $100,000	50,507	140,734	22,673	2,420	216,334
Short-term borrowings	9	1,164	-	-	1,173
Long-term borrowings	-	-	10,000	22,300	32,300
Capital lease obligations	-	-	-	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	-	-	30,930	37,116
Total interest-bearing liabilities	$434,830	$782,648	$68,778	$63,084	$1,349,340
Rate sensitive assets (RSA)	$606,175	$1,021,315	$1,383,543	$1,472,035	1,472,035
Rate sensitive liabilities (RSL)	434,830	1,217,478	1,286,256	1,349,340	1,349,340
Cumulative GAP (GAP=RSA-RSL)	171,345	(196,163)	97,287	122,695	122,695
RSA/Total assets	38.79%	65.35%	88.53%	94.19%	94.19%
RSL/Total assets	27.82%	77.90%	82.30%	86.34%	86.34%
GAP/Total assets	10.96%	-12.55%	6.22%	7.85%	7.85%
GAP/RSA	28.27%	-19.21%	7.03%	8.34%	8.34%

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

Based on simulation modeling at June 30, 2010 and December 31, 2009, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At June 30, 2010		At December 31, 2009
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(9,121)	(16.78)%	$(6,584)	(11.71)%
+1.00	(2,152)	(3.96)	(3,329)	(5.92)
(1.00)	2,011	3.70	(281)	(0.50)
(2.00)	4,213	7.75	(394)	(0.70)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at June 30, 2010, with the exception of the +2.00% interest rate scenario where it exceeded our policy limit by 1.78%..

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of June 30, 2010.

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

See also Note 18, “Subsequent Event”, in Part I, “Financial Information”--Item 1, “Financial Statements” in this Form 10-Q, for a ruling in favor of the Bank that will materially affect the third quarter financial results.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010, as amended. In addition, we are subject to the following risk:

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding CPP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2010, we issued the following securities:

Period	(a) Total number of shares issued		(b) Average price paid per share	(c) Total number of shares issued as part of publically announced plans or programs	(d) Maximum approximate dollar value that may yet be issued under the plans or programs
April 1-April 30, 2010	-		$-	-	$-
May 1-May 31, 2010	-		-	-	-
June 1-June 30, 2010	9,555	(1)	14.50	-	-
	9,555		$14.50	-	$-

____________________

(1)	The shares issued during the second quarter of 2010 were issued to the Employee Stock Ownership Plan as a discretionary annual contribution. The shares were issued out of the Company’s treasury stock.

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

TRINITY CAPITAL CORPORATION

Date: August 16, 2010	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer