Form 10-Q
period 2010-09-30
TRINITY CAPITAL CORP
filed 2010-11-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 6,449,726 shares of common stock, no par value, outstanding as of November 5, 2010.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$17,542	$18,761
Interest-bearing deposits with banks	149,092	188,114
Federal funds sold and securities purchased under resell agreements	113	620
Cash and cash equivalents	166,747	207,495
Investment securities available for sale	151,489	136,756
Investment securities held to maturity, at amortized cost (fair value of $12,010 at September 30, 2010 and $10,808 at December 31, 2009)	11,188	11,436
Other investments	9,697	9,568
Loans (net of allowance for loan losses of $28,844 at September 30, 2010 and $24,504 at December 31, 2009)	1,159,044	1,215,282
Loans held for sale	17,857	9,245
Premises and equipment, net	30,589	31,949
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	6,834	6,840
Mortgage servicing rights, net	6,361	7,647
Other intangible assets	483	830
Other real estate owned	19,667	16,750
Prepaid expenses	6,626	8,648
Net deferred tax assets	6,349	4,979
Other assets	7,243	7,105
Total assets	$1,602,385	$1,676,741

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Amounts in thousands, except share data)
(Continued from prior page)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$104,934	$87,238
Interest-bearing	1,292,968	1,381,207
Total deposits	1,397,902	1,468,445
Short-term borrowings	1,163	20,000
Long-term borrowings	32,300	13,493
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	5,237	5,038
Other liabilities	4,947	7,536
Total liabilities	1,480,876	1,553,839

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 628,914 shares and 627,030 shares at September 30, 2010 and December 31, 2009, respectively, at fair value	$6,289	$12,541
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at September 30, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	33,755	33,597
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at September 30, 2010 and December 31, 2009, $1,000.00 liquidation value, at amortized cost	2,053	2,077
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 and 6,440,784 at September 30, 2010 and December 31, 2009, respectively	6,836	6,836
Additional paid-in capital	1,863	1,869
Retained earnings	81,007	77,054
Accumulated other comprehensive income	680	142
Total stockholders' equity before treasury stock	126,194	121,575
Treasury stock, at cost, 407,074 shares and 416,016 shares at September 30, 2010 and December 31, 2009, respectively	(10,974)	(11,214)
Total stockholders' equity	115,220	110,361
Total liabilities and stockholders' equity	$1,602,385	$1,676,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$17,963	$17,758	$51,873	$55,748
Investment securities:
Taxable	747	960	2,156	2,104
Nontaxable	285	280	882	760
Federal funds sold	-	-	-	1
Other interest-bearing deposits	74	107	254	193
Investment in unconsolidated trusts	21	26	62	68
Total interest income	19,090	19,131	55,227	58,874
Interest expense:
Deposits	3,281	4,953	10,849	14,886
Short-term borrowings	18	250	251	502
Long-term borrowings	253	120	634	644
Long-term capital lease obligations	67	67	201	201
Junior subordinated debt owed to unconsolidated trusts	694	689	2,061	2,095
Total interest expense	4,313	6,079	13,996	18,328
Net interest income	14,777	13,052	41,231	40,546
Provision for loan losses	500	4,000	15,858	20,793
Net interest income after provision for loan losses	14,277	9,052	25,373	19,753
Other income:
Mortgage loan servicing fees	659	643	1,959	1,865
Trust fees	442	383	1,253	1,088
Loan and other fees	759	704	2,229	2,023
Service charges on deposits	372	424	1,213	1,284
Gain on sale of loans	1,590	1,553	3,068	7,048
Gain on sale of securities	-	208	47	942
Title insurance premiums	308	256	770	1,121
Other operating income	198	68	309	323
Total other income	4,328	4,239	10,848	15,694

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands except share and per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other expenses:
Salaries and employee benefits	$5,152	$4,967	$15,321	$14,669
Occupancy	1,089	811	3,094	2,424
Data processing	686	718	2,119	2,042
Marketing	306	310	1,037	1,198
Amortization and valuation of mortgage servicing rights	1,304	909	2,587	1,796
Amortization and valuation of other intangible assets	110	67	332	200
Supplies	102	93	311	445
Loss on sale of other real estate owned	1,938	86	3,423	617
Postage	164	142	486	426
Bankcard and ATM network fees	361	371	859	1,025
Legal, professional and accounting fees	896	724	2,222	1,705
FDIC insurance premiums	638	477	2,470	1,661
Collection expenses	446	85	1,274	376
Other	16	1,093	1,335	2,405
Total other expense	13,208	10,853	36,870	30,989
Income (loss) before provision for (benefit from) income taxes	5,397	2,438	(649)	4,458
Provision for (benefit from) Income taxes	1,947	1,116	59	1,709
Net income (loss)	$3,450	$1,322	$(708)	$2,749
Dividends and discount accretion on preferred shares	532	529	1,589	1,081
Net income (loss) available to common shareholders	$2,918	$793	$(2,297)	$1,668
Basic earnings (loss) per common share	$0.45	$0.12	$(0.36)	$0.26
Diluted earnings (loss) per common share	$0.45	$0.12	$(0.36)	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net (loss) income	$(708)	$2,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,283	1,880
Net amortization of:
Mortgage servicing rights	1,280	1,928
Other intangible assets	347	200
Premium and discounts on investment securities, net	641	(56)
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	10
Provision for loan losses	15,858	20,793
Change in mortgage servicing rights valuation allowance, net	1,307	(132)
Loss on disposal of premises and equipment	9	3
Gain on sale of investment securities	(47)	(942)
Federal Home Loan Bank (FHLB) stock dividends received	(7)	(5)
Loss on venture capital investments	99	286
Gain on sale of loans	(3,068)	(7,048)
Loss on disposal of other real estate owned	1,762	347
Write-down of value of other real estate owned	1,692	283
Decrease (increase) in other assets	238	(3,125)
(Decrease) increase in other liabilities	(1,139)	564
Stock options and stock appreciation rights expenses	109	110
Tax benefit recognized for exercise of stock options	-	(10)
Net cash provided by operating activities before originations and gross sales of loans	20,666	17,835
Gross sales of loans held for sale	128,261	347,487
Origination of loans held for sale	(135,106)	(343,449)
Net cash provided by operating activities	13,821	21,873

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$101,830	$8,842
Proceeds from maturities and paydowns of investment securities, held to maturity	248	180
Proceeds from maturities and paydowns of investment securities, other	171	378
Proceeds from sale of investment securities, available for sale	3,422	45,004
Purchase of investment securities available for sale	(119,769)	(54,389)
Purchase of investment securities other	(392)	(2,617)
Proceeds from sale of other real estate owned	13,497	4,715
Loans funded, net of repayments	20,512	(20,997)
Purchases of loans	-	(1,101)
Purchases of premises and equipment	(932)	(9,207)
Net cash provided by (used in) investing activities	18,587	(29,192)
Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(22,801)	16,048
Net (decrease) increase in time deposits	(47,742)	108,306
Proceeds from issuances of borrowings	20,000	30,000
Repayment of borrowings	(20,030)	(20,029)
Purchase of treasury stock	(8)	(473)
Issuance of common stock for stock option plan	134	290
Issuance of preferred stock	-	35,539
Common shares dividend payments	(1,739)	(5,157)
Preferred shares dividend payments	(970)	(743)
Tax benefit recognized for exercise of stock options	-	10
Net cash (used in) provided by financing activities	(73,156)	163,791
Net (decrease) increase in cash and cash equivalents	(40,748)	156,472
Cash and cash equivalents:
Beginning of period	207,495	25,262
End of period	$166,747	$181,734

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,797	$18,750
Income taxes	510	5,150
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	19,868	12,019
Dividends declared, not yet paid	730	247
Change in unrealized gain on investment securities, net of taxes	538	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below). Trinity sold the assets of TCC Appraisals as of May 1, 2008 and terminated the business of TCC Appraisals in January 2009. Termination of TCC Appraisals has had an immaterial effect on Trinity’s financial results. The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”). Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank. Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting. The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements. In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico. As of September 30, 2010, all assets have been transferred to the Bank. In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality. These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project. The amount of the new market tax credit was $1.9 million and is included in “other investments” on the balance sheet. The amount of the loan was $5.2 million and is included in “loans, net” on the balance sheet. In April 2010 the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico.  The initial size of the initial investment was $322 thousand.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC ("SWMT") as a 20% member.  Participation in this entity is part of the Bank's venture capital investments. This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s capital investment will be $250 thousand.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Comprehensive Income (Loss)

Comprehensive (loss) income includes net income (loss), as well as the change in net unrealized gain on investment securities available for sale, net of tax. Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited; in thousands)
Net income (loss)	$3,450	$1,322	$(708)	$2,749
Securities available for sale:
Net change in unrealized gains	494	2,131	810	930
Related income tax expense	(173)	(856)	(221)	(359)
Net securities gains reclassified into earnings	-	(208)	(47)	(942)
Related income tax benefit	-	95	(4)	361
Net effect on other comprehensive income for the period	321	1,162	538	(10)
Comprehensive income (loss)	$3,771	$2,484	$(170)	$2,739

Note 3. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited; in thousands, except share and per share data)
Net income (loss)	$3,450	$1,322	$(708)	$2,749
Dividends and discount accretion on preferred shares	532	529	1,589	1,081
Net income (loss) available to common shareholders	$2,918	$793	$(2,297)	$1,668
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,013)	(416,017)	(412,667)	(411,358)
Weighted average common shares outstanding, net	6,449,787	6,440,783	6,444,133	6,445,442
Basic earnings (loss) per common share	$0.45	$0.12	$(0.36)	$0.26
Weighted average dilutive shares from stock option plan	-	10,455	-	8,776
Weighted average common shares outstanding including derivative shares	6,449,787	6,451,238	6,444,133	6,454,218
Diluted earnings (loss) per common share	$0.45	$0.12	$(0.36)	$0.26

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices. The total number of shares excluded was 412,500 and 315,500 as of September 30, 2010 and September 30, 2009, respectively.

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

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Company’s statements of operations and condition.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
U.S. Government sponsored agencies	$52,706	$282	$-	$52,988
States and political subdivisions	20,279	806	-	21,085
Residential mortgage-backed securities	77,458	991	(1,033)	77,416
Totals	$150,443	$2,079	$(1,033)	$151,489

December 31, 2009
U.S. Government sponsored agencies	$68,502	$23	$(143)	$68,382
States and political subdivisions	26,112	494	(87)	26,519
Residential mortgage-backed securities	41,906	563	(614)	41,855
Totals	$136,520	$1,080	$(844)	$136,756

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
States and political subdivisions	$11,188	$1,063	$(241)	$12,010
Totals	$11,188	$1,063	$(241)	$12,010

December 31, 2009
States and political subdivisions	$11,436	$-	$(628)	$10,808
Totals	$11,436	$-	$(628)	$10,808

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,581	$-	$-	$8,581
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,697	$-	$-	$9,697

December 31, 2009
Non-marketable equity securities (including FRB and FHLB stock)	$8,452	$-	$-	$8,452
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,568	$-	$-	$9,568

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gross realized gains	$-	$208	$47	$942
Gross realized losses	-	-	-	-
Net gains	$-	$208	$47	$942

A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2010 and December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2010
Residential mortgage-backed securities	$40,238	$(1,033)	$-	$-	$40,238	$(1,033)
Totals	$40,238	$(1,033)	$-	$-	$40,238	$(1,033)

December 31, 2009
U.S. Government sponsored agencies	$25,855	$(143)	$-	$-	$25,855	$(143)
States and political subdivisions	4,540	(87)	-	-	4,540	(87)
Residential mortgage-backed securities	20,579	(527)	1,481	(87)	22,060	(614)
Totals	$50,974	$(757)	$1,481	$(87)	$52,455	$(844)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2010
States and political subdivisions	$-	$-	$1,133	$(241)	$1,133	$(241)
Totals	$-	$-	$1,133	$(241)	$1,133	$(241)

December 31, 2009
States and political subdivisions	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)
Totals	$9,937	$(297)	$1,499	$(331)	$11,436	$(628)

At September 30, 2010, $42.6 million in debt securities (representing a total of 29 different securities) had unrealized losses with aggregate depreciation of 3.0% of the Company’s amortized cost basis. Of these securities, $1.1 million (representing a single security) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 17.5%. The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of September 30, 2010, by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$14,497	$14,597	$-	$-	$100	$100
One to five years	52,351	52,854	-	-	-	-
Five to ten years	34,008	34,401	1,376	1,133	-	-
Over ten years	49,587	49,637	9,812	10,877	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	8,481	8,481
	$150,443	$151,489	$11,188	$12,010	$9,697	$9,697

Securities with carrying amounts of $49.2 million and $49.5 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Commercial	$142,240	$137,684
Commercial real estate	415,355	452,235
Residential real estate	409,886	399,588
Construction real estate	170,730	194,179
Installment and other	51,843	58,456
Total loans	1,190,054	1,242,142
Unearned income	(2,166)	(2,356)
Gross loans	1,187,888	1,239,786
Allowance for loan losses	(28,844)	(24,504)
Net loans	$1,159,044	$1,215,282

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated, in that the majority of loan customers are located in the markets serviced by the Bank.

Non-performing loans as of September 30, 2010 and December 31, 2009, were as follows:

	At September 30, 2010	At December 31, 2009
	(In thousands)
Non-accruing loans	$52,797	$65,035
Total non-performing loans	52,797	65,035

There were no loans past due more than 90 days and still accruing interest as of September 30, 2010 or December 31, 2009.  The reduction in interest income associated with loans on non-accrual status was $1.2 million and $1.6 million for the three months ending September 30, 2010 and, 2009, respectively. The reduction in interest income associated with loans on non-accrual status was $3.9 million for each of the nine months ending September 30, 2010 and, 2009.

Information about impaired loans as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Loans for which there was a related allowance for loan losses	$5,194	$-
Other impaired loans	53,449	67,736
Total impaired loans	$58,643	$67,736

Average monthly balance of impaired loans	$63,241	$51,884
Related allowance for loan losses	515	-

Total troubled debt restructures, both those in accrual and non-accrual status, were $6.8 million and $13.8 million as of September 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$29,658	$24,864	$24,504	$15,230
Provision for loan losses	500	4,000	15,858	20,793
Total charge-offs	(4,504)	(4,167)	(14,969)	(11,477)
Total recoveries	3,190	181	3,451	332
Net charge-offs	(1,314)	(3,986)	(11,518)	(11,145)
Balance at end of period	$28,844	$24,878	$28,844	$24,878

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At September 30, 2010	At December 31, 2009
	(In thousands)
Construction property	$12,880	$12,782
Residential real estate	3,291	3,337
Commercial real estate	3,496	631
Total	$19,667	$16,750

Note 8. Stock Option Plan

The Company’s 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees. Under the 1998 Plan, 400,000 shares (as adjusted for the stock split of December 19, 2002) from shares held in treasury or authorized but unissued common stock are reserved for granting options. Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards. Both of these plans were approved by the Company’s shareholders. The Board of Directors determine vesting and pricing of the awards. All stock options granted through December 31, 2005 were granted at or above the market value of the stock at the date of the grant, with the exception of the July 1998 stock option grant which was granted at $0.25 below the last reported sale price on the date of grant. All stock options vest in equal amounts over a three year period and must be exercised within ten years of the date of grant. No stock options were granted after December 31, 2008. Stock appreciation rights granted after December 31, 2005 were also granted at or above the market value of the stock at the date of the grant, with the exception of the January 1, 2006 stock appreciation right grants which were approved on December 15, 2005 and granted at the December 31, 2005 closing price to take advantage of accounting changes favorable to Trinity. All stock appreciation rights vest and mature at five years.

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

There were no stock incentives granted during the three or nine months ended September 30, 2010 or 2009.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of September 30, 2010, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	412,500	$27.03
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2010	412,500	$27.03	2.07	$1,729
Exercisable at September 30, 2010	229,000	$26.77	2.84	$995

There were no stock options exercised during the three months ended September 30, 2010 or 2009.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $52 thousand; no stock options were exercised in the nine month period ended September 30, 2010.

As of September 30, 2010, there was $147 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 plan. That cost is expected to be recognized over a weighted-average vesting period of 1.1 years. During the three month period ended September 30, 2010, we expensed $37 thousand for stock appreciation rights that will vest in 2011 and 2012. During the nine month period ended September 30, 2010, we expensed $109 thousand for stock appreciation rights that will vest in 2011 and 2012.

Note 9. Short-Term Borrowings

The Company had Federal Home Loan Bank (FHLB) advances with maturity dates of less than one year of $1.2 million as of September 30, 2010 and $20.0 million as of December 31, 2009. As of September 30, 2010, the advances had a fixed interest rate of 6.03%.

Note 10. Long-Term Borrowings

The Company had FHLB advances with original maturity dates greater than one year of $32.3 million as of September 30, 2010 and $13.5 million as of December 31, 2009. As of September 30, 2010, long-term borrowings consisted of the following advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
01/26/2012	2.57%	At maturity	$10,000
03/23/2015	3.05	At maturity	20,000
04/27/2021	6.34	At maturity	2,300
			$32,300

Note 11. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and has built a Bank office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank. The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009. The ground lease has an 8 year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease. The ground lease is classified as a capital lease. The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price. Lease payments for each of the three month periods ended September 30, 2010 and 2009 were $46 thousand. Lease payments for each of the nine month periods ended September 30, 2010 and 2009 were $139 thousand.

Note 12. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2010.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively. During each of the three month periods ended September 30, 2010 and 2009, $3 thousand of these issuance costs were amortized. During each of the nine month periods ended September 30, 2010 and 2009, $10 thousand of these issuance costs were amortized. Unamortized issuance costs were $273 thousand and $283 thousand at September 30, 2010 and December 31, 2009, respectively. There were no issuance costs associated with the other trust preferred security issues.

Dividends accrued and unpaid to securities holders totaled $1.2 million on September 30, 2010 and $478 thousand on December 31, 2009.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A and Series B Preferred Stock as part of the TARP Capital Purchase Program, prior to the earlier of (i) March 27, 2012 and (ii) the date on which all of the shares of the Series A and Series B Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not redeem our trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.

On August 13, 2010, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued.  The following schedule indicates the interest payments deferred:
•	August 23, 2010, $177,332.00 for Trinity Capital Trust IV
•	September 8, 2010, $560,606.25 for Trinity Capital Trust I
•	September 8, 2010, $51,192.42 for Trinity Capital Trust III
•	September 15, 2010, $176,043.25 for Trinity Capital Trust V

On November 8, 2010, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued, as due on the following dates and in the following amounts:
•	November 23, 2010, $172,000.00 for Trinity Capital Trust IV
•	December 8, 2010, $44,953.20 for Trinity Capital Trust III
•	December 15, 2010, $170,750.00 for Trinity Capital Trust V
•	February 23, 2011, $172,000.00 for Trinity Capital Trust IV
•	March 8, 2011, $543,750.00 for Trinity Capital Trust I
•	March 8, 2011, $44,953.20 for Trinity Capital Trust III

The deferral of distributions on the Trust Preferred Securities will continue to accrue as interest expense payable by the Company and the dividends on the Preferred Stock will continue to accrue as dividends payable. Further, the Company is prohibited from declaring or paying any dividends on its common stock while distributions and dividend payments on the Trust Preferred Securities and the Preferred Stock (as discussed in Note 14 below) are in arrears.

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

At September 30, 2010 and December 31, 2009, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2010	December 31, 2009
	(In thousands)
Unfunded commitments under lines of credit	$169,371	$155,535
Commercial and standby letters of credit	16,391	14,628

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

 Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer. At September 30, 2010 and December 31, 2009, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments. The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit. These fees collected were $23 thousand as of September 30, 2010 and $24 thousand December 31, 2009, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet. The amount of dividends accrued and unpaid were $730 thousand and $242 thousand as of September 30, 2010 and December 31, 2009, respectively.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital. During both of the three month periods ended September 30, 2010 and September 30, 2009, a net amount of $44 thousand was accreted to equity. During the nine month periods ended September 30, 2010 and September 30, 2009, a net amount of $133 thousand and $91 thousand was accreted to equity, respectively.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders. During the three months ended September 30, 2010 and September 30, 2009, the total of these two amounts was $532 thousand and $529 thousand, respectively.  During the nine months ended September 30, 2010 and September 30, 2009, the total of these two amounts was $1.6 million and $1.1 million, respectively.

On August 13, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, which was due for the quarterly period ending on August 16, 2010. On November 8, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, which are due for the quarterly periods ending on November 15, 2010 and February 15, 2011. The dividend payments would normally be paid in the amount of $444,237.50 for Series A Preferred Stock and $39,982.50 for Series B Preferred Stock for each of the quarterly periods. Both Series A and Series B Preferred Stock were issued under the Treasury's Capital Purchase Plan.

The deferral of distributions on the Trust Preferred Securities will continue to accrue as interest expense payable by the Company and the dividends on the Preferred Stock will continue to accrue as dividends payable. Further, the Company is prohibited from declaring or paying any dividends on its common stock while distributions and dividend payments on the Trust Preferred Securities (as discussed in Note 12 above) and the Preferred Stock are in arrears.

Note 15. Litigation

Trinity, the Bank, Title Guaranty, Cottonwood, FNM Investment Fund IV, FNM Investor Series IV, TCC Advisors, SWMT and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be considered material to the Company's consolidated financial condition.

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

The Company’s derivative instruments outstanding at September 30, 2010, include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

 At September 30, 2010, the Company had notional amounts of $25.5 million in contracts with customers and $43.3 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $703 thousand and a liability of $31 thousand as of September 30, 2010. At December 31, 2009 the Company had notional amounts of $5.0 million in contracts with customers and $14.3 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $251 thousand and a liability of $1 thousand as of December 31, 2009.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$52,988	$-	$52,988	$-
States and political subdivisions	21,085	-	21,085	-
Residential mortgage-backed securities	77,416	-	77,416	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	703	-	703	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$31	$-	$31	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-

December 31, 2009

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,382	$-	$68,382	$-
States and political subdivisions	26,519	-	26,519	-
Residential mortgage-backed securities	41,855	-	41,855	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	251	-	251	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$1	$-	$1	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$-	$24	$-

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

During the third quarter of 2010 and the year ended December 31, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal. The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $539 thousand and $25.0 million (utilizing Level 3 valuation inputs) during the three months ended September 30, 2010 and the year ended December 31, 2009, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $146 thousand and $3.7 million, during the three months ended September 30, 2010 and the year ended December 31, 2009, respectively. Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $10.9 million and $2.0 million in foreclosed assets were remeasured at fair value during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, resulting in a charge of $1.7 million and $283 thousand to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 are included in the table below (in thousands):

September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$7,056	$-	$-	$7,056
Loans held for sale	-	-	-	-
Mortgage servicing rights	6,305	-	-	6,305
Non-Financial Assets:
Foreclosed assets	10,959	-	-	10,959

December 31, 2009

Financial Assets:
Impaired loans	$14,954	$-	$-	$14,954
Loans held for sale	3,522	-	3,522	-
Mortgage servicing rights	3,049	-	-	3,049
Non-Financial Assets:
Foreclosed assets	16,750	-	-	16,750

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$17,542	$17,542	$18,761	$18,761
Interest-bearing deposits with banks	149,092	149,092	188,114	188,114
Federal funds sold and securities purchased under resell agreements	113	113	620	620
Investments:
Available for sale	151,489	151,489	136,756	136,756
Held to maturity	11,188	12,010	11,436	10,808
Other investments	9,697	9,697	9,568	9,568
Loans, net	1,159,044	1,173,657	1,215,282	1,203,138
Loans held for sale	17,857	18,256	9,245	9,268
Accrued interest receivable	6,834	6,834	6,840	6,840
Mortgage servicing rights	6,361	6,464	7,647	8,754
Derivative financial instruments	703	703	251	251

Financial liabilities:
Non-interest bearing deposits	$104,934	$104,934	$87,238	$87,238
Interest bearing deposits	1,292,968	1,298,554	1,381,207	1,385,968
Short-term borrowings	1,163	1,182	20,000	20,182
Long-term borrowings	32,300	35,489	13,493	14,620
Junior subordinated debt owed to unconsolidated trusts	37,116	18,451	37,116	18,118
Accrued interest payable	5,237	5,237	5,038	5,038
Derivative financial instruments	31	31	1	1

Off-balance sheet instruments:
Standby letters of credit	$23	$23	$24	$24

Note 18. Subsequent Events

On November 8, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, which are due for the quarterly periods ending on November 15, 2010 and February 15, 2011. The dividend payments would normally be paid in the amount of $444,237.50 for Series A Preferred Stock and $39,982.50 for Series B Preferred Stock for each of the quarterly periods. Both Series A and Series B Preferred Stock were issued under the Treasury's Capital Purchase Plan.

In addition, on November 8, 2010, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued, as due on the following dates and in the following amounts:
•	November 23, 2010, $172,000.00 for Trinity Capital Trust IV
•	December 8, 2010, $44,953.20 for Trinity Capital Trust III
•	December 15, 2010, $170,750.00 for Trinity Capital Trust V
•	February 23, 2011, $172,000.00 for Trinity Capital Trust IV
•	March 8, 2011, $543,750.00 for Trinity Capital Trust I
•	March 8, 2011, $44,953.20 for Trinity Capital Trust III

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

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities for bank of Trinity's size);

•	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

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

During the third quarter of 2010, the Company experienced some improvement in its asset quality when compared to the prior year's deterioration in asset quality, as measured by non-performing assets and classified loans to those that are still performing. Management remains concerned about possible losses in its real estate loan portfolio. Management deemed the allocations during the third quarter of 2010 to be a necessary and prudent step to reserve against probable losses. Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank. As of September 30, 2010, mortgage loans serviced for others totaled $1.0 billion. The net carrying amount of the MSRs on these loans total $6.4 million as of September 30, 2010. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Fair values of the MSRs are calculated on a monthly basis. The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$8,281	$8,305	$8,525	$6,908
Servicing rights originated and capitalized	621	877	1,301	3,563
Amortization	(356)	(639)	(1,280)	(1,928)
	$8,546	$8,543	$8,546	$8,543

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$(1,237)	$(1,235)	$(878)	$(1,637)
Aggregate reductions credited to operations	-	-	332	1,250
Aggregate additions charged to operations	(948)	(270)	(1,639)	(1,118)
	$(2,185)	$(1,505)	$(2,185)	$(1,505)

The fair values of the MSRs were $6.5 million and $8.8 million on September 30, 2010 and December 31, 2009, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis. The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset. If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired. As of September 30, 2010, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Prepayment Standard Assumption (PSA) speed	341.67%	232.00%
Discount rate	10.75	10.76
Earnings rate	1.52	2.75

Overview

The Company moved from a net loss to net income from the second quarter of 2010 to the third quarter of 2010. Net income available to common shareholders increased by $8.0 million from the quarter ended June 30, 2010 to the quarter ended September 30, 2010, moving from a net loss of $(5.1) million to net income of $2.9 million. In addition, the Company’s net income available to common shareholders increased $2.1 million from the third quarter of 2009 to the third quarter of 2010, moving from net income of $793 thousand to net income of $2.9 million. The increase in net income available to common shareholders from the third quarter of 2009 was primarily due to a decrease in provision for loan losses and an increase in net interest income. The decrease in provision for loan losses was due to a large recovery that increased the balance of the allowance for loan losses and other factors indicated in the allowance for loan loss analysis. The increase in net interest income was due to an increase in the net interest margin, as the interest expense on liabilities decreased more sharply than the interest income on assets. Total assets decreased by $74.4 million from December 31, 2009 to September 30, 2010, mainly due to decreases in net loans and cash and cash equivalents. These decreases were partially offset by an increase in investment securities. The decrease in assets was largely due to a decreased loan demand and planned as part of a move to enhance capital ratios.

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

At September 30, 2010 and November 9, 2010, the Bank believed that it has fully addressed the provisions of the Agreement.  The Bank will continue taking the necessary actions to satisfy all requirements in the Agreement.  A copy of the Agreement was filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $5.9 million during the third quarter of 2010, compared to net operating income of $6.4 million during the same period in 2009. This represented a decrease of $541 million (8.4%). Net income available to common shareholders for the third quarter of 2010 increased to $2.9 million or $0.45 diluted income per share, compared to net income of $793 thousand or $0.12 diluted earnings per share for the same period in 2009, an increase of $2.1 million (268.0%) in net income available to common shareholders and an increase in earnings per share of $0.33 (275.0%). This increase in net income available to common shareholders was primarily due to a decrease in provision for loan losses of $3.5 million (87.5%) and an increase in net interest income of $1.7 million (13.2%). The decrease in provision for loan losses was due to a large recovery on a previously charged-off loan that increased the balance of the allowance for loan losses and other factors that were considered in the allowance for loan loss analysis. The increase in net interest income was due to an increase in the net interest margin, as the interest expense on liabilities decreased more sharply than the interest income on assets. Non-interest expense also increased $2.4 million (21.7%), primarily due to an increase in the loss on sale of other real estate owned of $1.9 million and an increase in the amortization and valuation of mortgage servicing rights of $395 thousand. The increase in loss on sale of other real estate owned was due to a higher volume of write-downs and sales of other real estate owned during 2010 compared to 2009. The increase in the amortization and valuation of mortgage servicing rights was due to a lower interest rate environment in 2010, resulting in a higher valuation allowance. There was also an increase in non-interest income of $89 thousand (2.1%).  Provision for income taxes increased $831 thousand (74.5%) due to higher pre-tax income.

The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $15.2 million during the first nine months of 2010, compared to net operating income of $25.3 million during the same period in 2009. This represented a decrease of $10.1 million (39.8%). Net income available to common shareholders for the first nine months of 2010 decreased to a loss of $(2.3) million or $(0.36) diluted (loss) per share, compared to income of $1.7 million or $0.26 diluted earnings per share for the same period in 2009, a decrease of $4.0 million (237.7%) in net income available to common shareholders and a decrease in earnings per share of $0.62 (238.5%). This decrease in net income was primarily due to an increase in non-interest expense of $5.9 million (19.0%) and a decrease in non-interest income of $4.8 million (30.9%).The increase in non-interest expense was primarily due to an increase in loss on sale of other real estate owned of $2.8 million, an increase in collection expenses of $898 thousand and an increase in FDIC insurance premiums of $809 thousand. The increase in loss on sale of other real estate owned was due to a higher volume of sale of foreclosed property in 2010, as well as an increase in the write-down of this real estate prior to disposal, due to lower appraised values on the real estate. The increase in collection expenses was directly related to the increase in activity in collecting and disposing of non-performing assets. The increase in FDIC insurance premiums was due to both an increase in the base assessment rate experienced industry-wide and an increase in the expense due to a change in the Bank's risk profile related to the Bank's Agreement with the OCC. The decrease in non-interest income was primarily due to a decrease in the gain on sale of loans of $4.0 million, due to a drop in mortgage loan refinance activity from high levels during the first nine months of 2009. There was also a drop in gain on sale of securities of $895 thousand due to a lower value of securities sold in 2010 compared to 2009. Provision for loan losses decreased $4.9 million (23.7%) due to a large recovery on a previously charged-off loan that increased the balance of the allowance for loan losses and other factors that were considered in the allowance for loan loss analysis. There was also an increase in net interest income of $685 thousand (1.7%).  Provision for income taxes decreased $1.7 million (96.5%) due to lower pre-tax income.  In addition, dividends and discount accretion on preferred shares increased $508 thousand (47.0%) between the two periods, as these preferred shares were not issued until near the end of the first quarter of 2009.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,192,390	$17,963	5.98%	$1,249,540	$17,758	5.64%
Taxable investment securities	152,808	747	1.94	84,581	960	4.50
Investment securities exempt from federal income taxes (2)	33,429	463	5.49	36,010	446	4.91
Federal funds sold	167	-	-	473	-	-
Other interest-bearing deposits	116,035	74	0.25	151,758	107	0.28
Investment in unconsolidated trust subsidiaries	1,116	21	7.47	1,116	26	9.24
Total interest-earning assets	1,495,945	19,268	5.11	1,523,478	19,297	5.03
Non-interest-earning assets	87,968			64,730
Total assets	$1,583,913			$1,588,208

Interest-bearing Liabilities:
Deposits:
NOW deposits	$120,871	$60	0.20%	$110,161	$102	0.37%
Money market deposits	205,822	110	0.21	187,555	185	0.39
Savings deposits	352,050	251	0.28	349,147	370	0.42
Time deposits over $100,000	394,767	1,850	1.86	423,492	2,922	2.74
Time deposits under $100,000	216,511	1,010	1.85	213,648	1,374	2.55
Short-term borrowings, including ESOP borrowings under 1 year	1,166	18	6.12	26,315	250	3.77
Long-term borrowings, including ESOP borrowings over 1 year	32,300	253	3.11	13,507	120	3.52
Long-term capital lease obligations	2,211	67	12.02	2,211	67	12.02
Junior subordinated debt owed to unconsolidated trusts	37,116	694	7.42	37,116	689	7.36
Total interest-bearing liabilities	1,362,814	4,313	1.26	1,363,152	6,079	1.77
Demand deposits--non-interest-bearing	49,447			40,200
Other non-interest-bearing liabilities	50,835			59,477
Stockholders' equity, including stock owned by ESOP	120,817			125,379
Total liabilities and stockholders equity	$1,583,913			$1,588,208
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$14,955	3.85%		$13,218	3.26%
Net interest margin on a fully tax-equivalent basis(4)			3.97%			3.44%
Net interest margin(4)			3.92%			3.40%

(1)
Average loans include non-accrual loans of $53.2 million and $64.8 million for September 30, 2010 and 2009, respectively. Interest income includes loan origination fees of $504 thousand and $528 thousand for the three months ended September 30, 2010 and 2009, respectively.

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

For the third quarter of 2010, net interest income on a fully tax-equivalent basis increased $1.7 million (13.1%) compared to the third quarter of 2009, increasing from $13.2 million in 2009 to $15.0 million in 2010. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $1.8 million (29.1%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $29 thousand (0.2%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 51 basis points, which accounted for a decrease in interest expense of $1.4 million. There was also a decrease in average interest-bearing liabilities $338 thousand (0.0%), which accounted for a decrease of $321 thousand in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in average interest-earning assets of $27.5 million (1.8%), which accounted for a $375 thousand decrease. This was partially offset by an increase in the yield on interest-earning assets of 8 basis points, accounting for an increase in $346 thousand in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis increased 53 basis points to 3.97% for the quarter ended September 30, 2010 from 3.44% for the quarter ended September 30, 2009.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,212,815	$51,873	5.72%	$1,251,785	$55,748	5.95%
Taxable investment securities	136,238	2,156	2.12	74,860	2,104	3.76
Investment securities exempt from federal income taxes (2)	36,124	1,428	5.29	29,609	1,214	5.48
Federal funds sold	266	-	-	1,018	1	0.13
Other interest-bearing deposits	124,507	254	0.27	109,563	193	0.24
Investment in unconsolidated trust subsidiaries	1,116	62	7.43	1,116	68	8.15
Total interest-earning assets	1,511,066	55,773	4.93	1,467,951	59,328	5.40
Non-interest-earning assets	87,239			60,966
Total assets	$1,598,305			$1,528,917

Interest-bearing Liabilities:
Deposits:
NOW deposits	$114,394	$198	0.23	$108,650	$339	0.42%
Money market deposits	207,891	373	0.24	191,498	635	0.44
Savings deposits	358,118	759	0.28	329,700	1,031	0.42
Time deposits over $100,000	401,514	6,322	2.11	386,755	8,550	2.96
Time deposits under $100,000	215,885	3,197	1.98	210,584	4,331	2.75
Short-term borrowings, including ESOP borrowings under 1 year	7,041	251	4.77	28,717	502	2.34
Long-term borrowings, including ESOP borrowings over 1 year	26,448	634	3.20	18,461	644	4.66
Long-term capital lease obligations	2,211	201	12.15	2,211	201	12.15
Junior subordinated debt owed to unconsolidated trusts	37,116	2,061	7.42	37,116	2,095	7.55
Total interest-bearing liabilities	1,370,618	13,996	1.37	1,313,692	18,328	1.87

Demand deposits--non-interest-bearing	$47,173			$43,421
Other non-interest-bearing liabilities	58,556			51,739
Stockholders' equity, including stock owned by ESOP	121,958			120,065
Total liabilities and stockholders equity	$1,598,305			$1,528,917
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$41,777	3.57%		$41,000	3.54%
Net interest margin on a fully tax-equivalent basis(4)			3.70%			3.73%
Net interest margin(4)			3.65%			3.69%

(1)
Average loans include non-accrual loans of $61.7 million and $48.1 million for September 30, 2010 and 2009, respectively. Interest income includes loan origination fees of $1.0 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

For the first nine months of 2010, net interest income on a fully tax-equivalent basis increased $777 thousand (1.9%) compared to the first nine months of 2009, increasing from $41.0 million in 2009 to $41.8 million in 2010. The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $4.3 million (23.6%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $3.6 million (6.0%). Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 50 basis points, which accounted for a decrease in interest expense of $4.6 million. This was partially offset by an increase in average interest-bearing liabilities of $56.9 million (4.3%), which accounted for an increase of $255 thousand in interest expense. Interest income on a fully tax-equivalent basis decreased due to a decrease in the yield on interest-earning assets of 47 basis points, which decrease interest income on a fully tax-equivalent basis of $3.4 million. There was also an increase in average interest-earning assets of $43.1 million (2.9%), though in this increase there was a decrease in higher-yielding assets (loans), while lower-yielding assets (investment securities and interest-bearing deposits with other banks) increased. This had the effect of a lower earning asset mix, which accounted for a decrease of $186 thousand in interest income on a fully tax-equivalent basis. The net interest margin expressed on a fully tax-equivalent basis decreased 3 basis points to 3.70% for the nine months ended September 30, 2010 from 3.73% for the nine months ended September 30, 2009.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net interest income	$14,777	$13,052	$41,231	$40,546
Tax-equivalent adjustment to net interest income	178	166	546	454
Net interest income, fully tax-equivalent basis	$14,955	$13,218	$41,777	$41,000

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Compared to 2009			2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(833)	$1,038	$205	$(1,706)	$(2,169)	$(3,875)
Taxable investment securities	516	(729)	(213)	1,233	(1,181)	52
Investment securities exempt from federal income taxes(1)	(34)	51	17	259	(45)	214
Federal funds sold	-	-	-	-	(1)	(1)
Other interest bearing deposits	(24)	(9)	(33)	28	33	61
Investment in unconsolidated trust subsidiaries	-	(5)	(5)	-	(6)	(6)
Total (decrease) increase in interest income	$(375)	$346	$(29)	$(186)	$(3,369)	$(3,555)
Interest-bearing Liabilities:
Now deposits	$9	$(51)	$(42)	$17	$(158)	$(141)
Money market deposits	17	(92)	(75)	50	(312)	(262)
Savings deposits	3	(122)	(119)	83	(355)	(272)
Time deposits over $100,000	(187)	(885)	(1,072)	315	(2,543)	(2,228)
Time deposits under $100,000	18	(382)	(364)	106	(1,240)	(1,134)
Short-term borrowings, including ESOP borrowings under 1 year	(329)	97	(232)	(545)	294	(251)
Long-term borrowings, including ESOP borrowings over 1 year	149	(16)	133	228	(238)	(10)
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	5	5	-	(34)	(34)
Total (decrease) increase in interest expense	$(320)	$(1,446)	$(1,766)	$254	$(4,586)	$(4,332)
(Decrease) increase in net interest income	$(54)	$1,792	$1,737	$(440)	$1,217	$777

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Net difference	2010	2009	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$659	$643	$16	$1,959	$1,865	$94
Trust fees	442	383	59	1,253	1,088	165
Loan and other fees	759	704	55	2,229	2,023	206
Service charges on deposits	372	424	(52)	1,213	1,284	(71)
Gain on sale of loans	1,590	1,553	37	3,068	7,048	(3,980)
Gain on sale of securities	-	208	(208)	47	942	(895)
Title insurance premiums	308	256	52	770	1,121	(351)
Other operating income	198	68	130	309	323	(14)
	$4,328	$4,239	$89	$10,848	$15,694	$(4,846)

In the third quarter of 2010, other income increased from the third quarter of 2009 by $89 thousand (2.1%) from $4.2 million to $4.3 million. Other operating income increased $130 thousand (191.2%) from 2009 to 2010. This was mainly due to revenue from the operation of the Santa Fe Equestrian Center, which we are operating following our foreclosure of the underlying loan on March 31, 2010, of $89 thousand in the third quarter of 2010; there was no such income in the third quarter of 2009. Trust fees increased $59 thousand (15.4%) due to an increase in trust and investment services accounts and associated fees on those accounts. Loan and other fees increased $55 thousand (7.8%) mainly due to an increase in ATM fee income. Title insurance premiums increased $52 thousand (20.3%) due to an increase of title insurance activity in the third quarter of 2010 compared to 2009 due to an increase in refinance volume. These increases were partially offset by a decrease in the gain on sale of securities of $208 thousand (100.0%), as there were no sales of securities in the third quarter of 2010 whereas there were sales in 2009. In addition, service charges on deposits decreased $52 thousand (12.3%) primarily due to a decrease in overdraft fees due to a lower volume of customer overdrafts.

In the first nine months of 2010, other income decreased from the first nine months of 2009 by $4.8 million (30.9%) from $15.7 million to $10.8 million. Gain on sale of loans decreased $4.0 million (56.5%) from 2009 to 2010 due to a lower volume of loans sold between the two periods. Gain on sale of securities decreased $895 thousand (95.0%) due to the volume of securities sold was lower in the first nine months of 2010 than in the same period in 2009. Title insurance premiums decreased $351 thousand (31.3%) due to a lower volume of policies written in the first nine months of 2010 compared to the same period in 2009. Both the gain on sale of loans and title insurance premiums were influenced by a lower volume of mortgage refinancing business in 2010 compared to 2009 (though refinance volume did increase during the third quarter of 2010, this was not enough to make up for the much lower volume during the first two quarters). These decreases were partially offset by increases in loan and other fees of $206 thousand (10.2%), primarily due to an increase in ATM fee income.  In addition, trust fees increased $165 thousand (15.2%) due to an increase in trust and investment services accounts and associated fees on those accounts.

Other Expenses. Changes in other expenses between the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Net difference	2010	2009	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,152	$4,967	$185	$15,321	$14,669	$652
Occupancy	1,089	811	278	3,094	2,424	670
Data processing	686	718	(32)	2,119	2,042	77
Marketing	306	310	(4)	1,037	1,198	(161)
Amortization and valuation of mortgage servicing rights	1,304	909	395	2,587	1,796	791
Amortization and valuation of other intangible assets	110	67	43	332	200	132
Supplies	102	93	9	311	445	(134)
Loss on sale of other real estate owned	1,938	86	1,852	3,423	617	2,806
Postage	164	142	22	486	426	60
Bankcard and ATM network fees	361	371	(10)	859	1,025	(166)
Legal, professional and accounting fees	896	724	172	2,222	1,705	517
FDIC insurance premiums	638	477	161	2,470	1,661	809
Collection expenses	446	85	361	1,274	376	898
Other	16	1,093	(1,077)	1,335	2,405	(1,070)
	$13,208	$10,853	$2,355	$36,870	$30,989	$5,881

For the third quarter of 2010, other expenses increased $2.3 million (21.7%) to $13.2 million in 2010 from $10.9 million in the third quarter of 2009. Loss on sale of other real estate owned increased $1.9 million (2,153.5%) due to a higher volume of foreclosed assets sold and otherwise written down in value during the first nine months of 2010 than compared to the same period in 2009. Amortization and valuation of mortgage servicing rights increased $395 thousand (43.5%) between the two periods due to a higher valuation allowance on the mortgage servicing rights due to a lower interest rate environment. Collection expenses increased $361 thousand (424.7%) due to the higher volume of collection efforts during the third quarter of 2010 compared to the same period in 2009. In addition, other operating expenses decreased $1.1 million (44.5%) mainly due to a decrease in the expenses associated with interest rate lock contracts of $986 thousand. The interest rate lock contracts expense decreased due to a higher market value of these contracts at the end of the third quarter in 2010 than the comparable period in 2009.

For the first nine months of 2010, other expenses increased $5.9 million (19.0%) to $36.9 million in 2010 from $31.0 million in the first nine months of 2009. Loss on sale of other real estate owned increased $2.8 million (454.8%) due to a higher volume of foreclosed assets sold during the first nine months of 2010 than compared to the same period in 2009. Collection expenses increased $898 thousand (238.8%) due to the higher volume of collection efforts during the first nine months of 2010 compared to the same period in 2009. FDIC insurance premiums increased $809 thousand (48.7%), reflecting both an increase which was experienced industry-wide as well as a change in the risk profile of the Bank relating to matters set forth in the Agreement with the OCC. Amortization and valuation of mortgage servicing rights increased $791 thousand (44.0%) between the two periods due to a higher valuation allowance on the mortgage servicing rights due to a lower interest rate environment. In addition, other operating expenses decreased $1.1 million (98.5%) mainly due to a decrease in the expenses associated with interest rate lock contracts of $570 thousand and a decrease in the provision for unfunded loans of $459 thousand. The interest rate lock contracts expense decreased due to a higher market value of these contracts at the end of the third quarter in 2010 than the comparable period in 2009. The provision for unfunded loans declined as the exposure to the losses on these lines was deemed unchanged from the same period in 2009, and therefore no additional provision was required.

Income Taxes. In the third quarter of 2010, provision for income tax expense increased $831 thousand (74.5%) from the third quarter of 2009, increasing from $1.1 million in 2009 to $1.9 million in 2010. This was due to greater pretax earnings in the third quarter of 2010 compared to the third quarter of 2009. The effective tax rate decreased from 45.8% to 36.1% between the two periods. The main reason for this decrease in effective tax rate was due to the permanent tax differences being a larger percentage of the pretax earnings in 2009 than in 2010.

In the first nine months of 2010, provision for income tax expense decreased $1.7 million (96.5%) from the first nine months of 2009, decreasing from $1.7 million in 2009 to $59 thousand in 2010. This was due to a pretax loss position in the first nine months of 2010 compared to the first nine months of 2009. The effective tax rate decreased from 38.3% to (9.1%) between the two periods. This negative tax rate, resulting from a tax expense while having book pre-tax earnings, was mainly due to permanent and temporary tax differences representing a much larger percentage of pretax earnings for the period in 2010 than in 2009. These differences included certain passed adjustments that, while immaterial, have an impact on the effective tax rate. These passed adjustments will be reflected during the fourth quarter of 2010.

Financial Condition

General. Total assets at September 30, 2010 were $1.6 billion, a decrease of $74.4 million (4.4%) from December 31, 2009. Net loans decreased $56.2 million (4.6%), mainly due to a decrease in new loan activity and demand, while existing loans that matured were paid off.  Cash and cash equivalents decreased $40.7 million (19.6%) during the first nine months of 2010. Total investment securities increased $14.6 million (9.3%) as some of the cash and cash equivalents were invested in new securities.  Much of this decrease in total assets corresponded with a decrease in deposits of $70.5 million (4.8%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining the same levels of cash and investments.  Total liabilities decreased $73.0 million (4.7%) during the first nine months of 2010, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) decreased by $1.4 million (1.1%) mainly due to a decrease in retained earnings.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$52,706	$52,988	$68,502	$68,382	$48,058	$49,606
States and political subdivisions	20,279	21,085	26,112	26,519	26,144	26,741
Residential mortgage-backed securities	77,458	77,416	41,906	41,855	28,001	28,189
Total securities available for sale	$150,443	$151,489	$136,520	$136,756	$102,203	$104,536
Securities Held to Maturity
States and political subdivisions	$11,188	$12,010	$11,436	$10,808	$8,747	$9,032
Total securities held to maturity	$11,188	$12,010	$11,436	$10,808	$8,747	$9,032
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,581	$8,581	$8,452	$8,452	$6,485	$6,485
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,697	$9,697	$9,568	$9,568	$7,601	$7,601

The Company had a total of $77.5 million in Collateralized Mortgage Obligations (“CMOs”) as of September 30, 2010. All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher). At the time of purchase, the ratings of these securities ranged from AAA to Aaa. As of September 30, 2010, the ratings of these securities ranged from AAA to Baa3. At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis. As of September 30, 2010, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$142,240	11.95%	$137,684	11.08%	$117,582	9.55%
Commercial real estate	415,355	34.90	452,235	36.41	442,918	35.95
Residential real estate	409,886	34.44	399,588	32.17	402,776	32.70
Construction real estate	170,730	14.35	194,179	15.63	211,816	17.20
Installment and other	51,843	4.36	58,456	4.71	56,631	4.60
Total loans	1,190,054	100.00	1,242,142	100.00	1,231,723	100.00
Unearned income	(2,166)		(2,356)		(2,255)
Gross loans	1,187,888		1,239,786		1,229,468
Allowance for loan losses	(28,844)		(24,504)		(24,878)
Net loans	$1,159,044		$1,215,282		$1,204,590

Total loans decreased $52.1 million (4.2%) from December 31, 2009 to September 30, 2010, remaining at $1.2 billion. The decrease was primarily in the commercial real estate and construction real estate portfolios, which was partially offset by an increase in the residential real estate portfolio. Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC on March 16, 2010, as amended.

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

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2010	At December 31, 2009	At September 30, 2009
	(Dollars in thousands)
Non-accruing loans	$52,797	$65,035	$68,333
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	52,797	65,035	68,333
Other real estate owned	19,667	16,750	9,028
Other repossessed assets	163	406	428
Total non-performing assets	$72,627	$82,191	$77,789
Restructured loans, still accruing interest	5,222	2,513	2,586
Total non-performing loans to total loans	4.44%	5.24%	5.55%
Allowance for loan losses to non-performing loans	54.63%	37.68%	36.41%
Total non-performing assets to total assets	4.53%	4.90%	4.91%

At September 30, 2010, total non-performing assets decreased $9.6 million (11.6%) to $72.6 million from $82.2 million at December 31, 2009, primarily due to a decrease in non-accruing loans of $12.2 million (18.8%), which was partially offset by an increase in other real estate owned of $2.9 million (17.4%). Other real estate owned increased mainly due to an increase in foreclosed commercial real estate properties, with a smaller increase in construction real estate properties. Non-accruing loans decreased mainly due to a decrease in non-accruing commercial real estate loans of $5.8 million and a decrease in non-accruing construction loans of $5.3 million. The majority of the declines in non-accruing loans were due to the loans being transferred to other real estate owned or other repossessed assets at the estimated fair market value of the underlying collateral less estimated selling costs, with any excess being charged to the allowance for loan losses, as a result of the conclusion of the foreclosure or workout process. Loans with specifically identified losses as of September 30, 2010, totaled $5.2 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $515 thousand. As of September 30, 2010, all collateral-dependent impaired loans have been charged down to value of the collateral, as determined by the Bank. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits. Such a loan is considered restructured until paid in full. However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured. Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $6.8 million and $13.8 million as of September 30, 2010 and December 31, 2009, respectively. Those restructured loans considered performing loans totaled $5.2 million and $2.5 million as of September 30, 2010 and December 31, 2009, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$29,658	$24,864	$24,504	$15,230
Provision for loan losses	500	4,000	15,858	20,793
Total charge-offs	(4,504)	(4,167)	(14,969)	(11,477)
Total recoveries	3,190	181	3,451	332
Net charge-offs	(1,314)	(3,986)	(11,518)	(11,145)
Balance at end of period	$28,844	$24,878	$28,844	$24,878

Gross loans at end of period	$1,187,888	$1,229,468	$1,187,888	$1,229,468
Ratio of allowance to total loans	2.42%	2.02%	2.42%	2.02%
Ratio of net charge-offs to average loans(1)	0.44%	1.27%	1.27%	1.19%

____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2010, totaled $1.3 million, a decrease of $2.7 million (67.0%), from $4.0 million for the three months ended September 30, 2009. The majority of the net charge-offs were construction real estate ($1.3 million), residential real estate ($1.2 million) and commercial real estate ($572 thousand). There was also a large recovery in the commercial non-real estate loan portfolio, making a net recovery of $2.1 million in this category. The decrease in net charge-offs for the third quarter of 2010 compared to the same period in 2009 was primarily due to an increase in net recoveries in the commercial non-real estate portfolio of $3.6 million. The provision for loan losses decreased $3.5 million (87.5%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Net charge-offs for the nine months ended September 30, 2010, totaled $11.5 million, an increase of $373 thousand (3.3%), from $11.1 million for the nine months ended September 30, 2009. The majority of the net charge-offs were construction real estate ($4.9 million) residential real estate ($4.3 million) installment and other loans ($1.4 million) and commercial real estate ($1.0 million). There was also a large recovery in the commercial non-real estate loan portfolio, making a net recovery of $133 thousand in this category. The increase in net charge-offs for the first nine months of 2010 compared to the same period in 2009 was primarily due to an increase in net charge-offs in the residential real estate and commercial real estate portfolios, which was partially offset by a large decrease in net charge-offs in the commercial non-real estate portfolio. The provision for loan losses decreased $4.9 million (23.7%) based upon management’s estimate of the adequacy of the reserve for loan losses. For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,352	11.95%	$4,371	11.08%	$5,227	9.55%
Commercial and residential real estate	11,311	69.34	8,416	68.58	8,519	68.65
Construction real estate	7,604	14.35	8,637	15.63	8,098	17.20
Installment and other	3,581	4.36	3,080	4.71	3,034	4.60
Unallocated	996	N/A	-	N/A	-	N/A
Total	$28,844	100.00%	$24,504	100.00%	$24,878	100.00%

The allowance for loan losses increased $4.0 million (15.9%) from September 30, 2009 to September 30, 2010. This was mainly due to an increase in the allowance allocated to commercial non-real estate and residential and commercial real estate loans as well as an increase in the unallocated portion on the reserve. The Bank maintains an unallocated allowance amount to provide for other credit losses inherent in our loan portfolio that may not have been contemplated in the credit loss factors. The unallocated economic factor portion of the allowance represents the overall broad based risks including local and national economic factors, growth and composition of the loan portfolio and regulatory trends that may impact the loan portfolio, representing inherent risks not otherwise captured in other reserve categories. It may be maintained at higher levels during times of deteriorating economic conditions. The allocation for commercial and residential real estate loans increased $2.8 million (32.3%) mainly due to an increase in historical loss experience (based on regression analysis) of $2.6 million. In addition, the allocation for installment and other loans increased $537 thousand (17.6%) mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $403 thousand. The allocation for the construction real estate loan portfolio decreased $520 thousand (6.4%), mainly due to a decrease in the allocation for qualitative factors of $458 thousand. For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest. The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value. The bank generally uses one of three methods to measure impairment; the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method. The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified. Total loans which were deemed to have been impaired as of September 30, 2010 were $58.6 million. Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount. Impaired loans identified as cash-flow dependent had a total of $515 thousand in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the Bank’s established policy. Overall, management’s outlook for the New Mexico economy for the remainder of 2010 is expected to be weaker than anticipated, as the recovery now appears to be less robust and not to get underway until 2011. Nonfarm employment growth was a negative 4.1% in 2009, and is at a negative 2.6% in the first half of 2010. Housing construction overall has remained depressed throughout the first nine months of 2010 and is expected to remain so for the remainder of the year. The construction sector is expected to see improvement in 2011 with a recovery taking place in 2012.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At September 30, 2010	At December 31, 2009	At September 30, 2009
	(In thousands)
Performing loans classified as:
Substandard	$26,879	$30,648	$55,090
Doubtful	-	-	-
Total performing adversely classified loans	$26,879	$30,648	$55,090
Special mention loans	$12,301	$5,269	$10,338

Total performing adversely classified assets decreased $28.2 million (51.2%) from September 30, 2009 to September 30, 2010. This was primarily due to the foreclosure and subsequent move to other real estate owned of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding table) loan concentrations, as well as upgrading or payoff of several loan relationships in the construction and commercial real estate loan portfolios. Special mention loans increased $2.0 million (19.0%) between September 30, 2009 and September 30, 2010, primarily due to downgrades of two large credits from pass grades to special mention in the retail business property and office buildings commercial real estate concentrations. Both of these loans are collateralized by real estate, and the loans have personal guarantees and additional collateral. As of September 30, 2010, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $13.8 million and $21.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively, a decrease in cash provided of $8.1 million. This decrease was primarily due to an increase in cash used in the origination of loans held for sale of $219.2 million, which was largely offset by a decrease in cash provided by the sale of these loans of $208.3 million. Net cash provided by (used in) investing activities was $18.6 million and $(29.2) million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The $47.8 million increase in cash provided by investing activities was largely due to an increase in the proceeds from the maturities and paydowns of investment securities of $92.8 million and a decrease in cash used in the funding of loans (net of repayments) of $41.5 million. The decrease in loan funding was largely driven by a decrease in loan demand as the weakness of the economy continues. These items were partially offset by an increase in the cash used for the purchase of investment securities of $63.2 million and a decrease in the proceeds from the sale of investment securities of $41.6 million. Net cash (used in) provided by financing activities was $(73.2) million and $163.8 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The $237.0 million decrease in cash provided by financing activities was mainly due to a decrease in cash provided by net growth of deposits of $194.9 million and a decrease in cash provided by the issuance of preferred stock of $35.5 million.

The most significant change in deposits from December 31, 2009 to September 30, 2010 occurred in savings deposits (decreasing $62.6 million), with a smaller decrease in time deposits over $100,000 ($50.5 million). The largest increases in deposits were in MMDA accounts ($21.4 million), NOW accounts ($13.2 million), demand deposits ($5.2 million) and time deposits under $100,000 ($2.8 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. We have borrowed at various points of time $75.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of September 30, 2010, we had the ability to borrow from the FHLB up to a total of $197.5 million in additional funds. We also may borrow through the Federal Reserve Bank’s discount window up to a total of $101.4 million on a short-term basis. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At September 30, 2010, Trinity’s total risk-based capital ratio was 14.46%, the Tier 1 capital to risk-weighted assets ratio was 13.20%, and the Tier 1 capital to adjusted average assets ratio was 9.85%. At December 31, 2009, Trinity’s total risk-based capital ratio was 14.16%, the Tier 1 capital to risk-weighted assets ratio was 12.90%, and the Tier 1 capital to average assets ratio was 9.58%.

At September 30, 2010, the Bank’s total risk-based capital ratio was 14.17%, the Tier 1 capital to risk-weighted assets ratio was 12.90%, and the Tier 1 capital to adjusted average assets ratio was 9.63%. At December 31, 2009, the Bank’s total risk-based capital ratio was 13.63%, the Tier 1 capital to risk-weighted assets ratio was 12.37%, and the Tier 1 capital to adjusted average assets ratio was 9.18%. The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, Trinity’s book value per common share was $13.29 and $13.87, respectively.

On August 13, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, which was due for the quarterly period ending on August 16, 2010. On November 8, 2010, the Company elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, which are due for the quarterly periods ending on November 15, 2010 and February 15, 2011. The dividend payments would normally be paid in the amount of $444,237.50 for Series A Preferred Stock and $39,982.50 for Series B Preferred Stock for each of the quarterly periods. Both Series A and Series B Preferred Stock were issued under the Treasury's Capital Purchase Plan.

In addition, on August 13, 2010, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued.  The following schedule indicates the interest payments deferred:
•	August 23, 2010, $177,332.00 for Trinity Capital Trust IV
•	September 8, 2010, $560,606.25 for Trinity Capital Trust I
•	September 8, 2010, $51,192.42 for Trinity Capital Trust III
•	September 15, 2010, $176,043.25 for Trinity Capital Trust V

On November 8, 2010, the Company elected to exercise the option to defer the payment of interest on Trust Preferred Securities issues, as provided by the agreements under which the Trust Preferred Securities were issued, as due on the following dates and in the following amounts:
•	November 23, 2010, $172,000.00 for Trinity Capital Trust IV
•	December 8, 2010, $44,953.20 for Trinity Capital Trust III
•	December 15, 2010, $170,750.00 for Trinity Capital Trust V
•	February 23, 2011, $172,000.00 for Trinity Capital Trust IV
•	March 8, 2011, $543,750.00 for Trinity Capital Trust I
•	March 8, 2011, $44,953.20 for Trinity Capital Trust III

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2010, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. These tables are intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2010 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of September 30, 2010:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$440,008	$450,434	$237,689	$59,757	$1,187,888
Loans held for sale	17,857	-	-	-	17,857
Investment securities	17,607	29,512	53,564	70,575	171,258
Securities purchased under agreements to resell	113	-	-	-	113
Interest-bearing deposits with banks	142,135	6,957	-	-	149,092
Investment in unconsolidated trusts	186	-	-	930	1,116
Total interest-earning assets	$617,906	$486,903	$291,253	$131,262	$1,527,324

Interest-bearing Liabilities:
NOW deposits	$62,038	$104,664	$-	$-	$166,702
Money market deposits	75,386	102,988	-	-	178,374
Savings deposits	146,158	228,708	-	-	374,866
Time deposits over $100,000	115,171	201,710	30,677	7,943	355,501
Time deposits under $100,000	62,557	127,742	20,704	6,522	217,525
Short-term borrowings	9	1,154	-	-	1,163
Long-term borrowings	-	-	10,000	22,300	32,300
Capital lease obligations	-	-	-	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	-	-	30,930	37,116
Total interest-bearing liabilities	$467,505	$766,966	$61,381	$69,906	$1,365,758
Rate sensitive assets (RSA)	$617,906	$1,104,809	$1,396,062	$1,527,324	1,527,324
Rate sensitive liabilities (RSL)	467,505	1,234,471	1,295,852	1,365,758	1,365,758
Cumulative GAP (GAP=RSA-RSL)	150,401	(129,662)	100,210	161,566	161,566
RSA/Total assets	38.56%	68.95%	87.12%	95.32%	95.32%
RSL/Total assets	29.18%	77.04%	80.87%	85.23%	85.23%
GAP/Total assets	9.39%	-8.09%	6.25%	10.08%	10.08%
GAP/RSA	24.34%	-11.74%	7.18%	10.58%	10.58%

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

Based on simulation modeling at September 30, 2010 and December 31, 2009, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At September 30, 2010		At December 31, 2009
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(8,356)	(14.96)%	$(6,584)	(11.71)%
+1.00	(6,384)	(11.43)	(3,329)	(5.92)
(1.00)	(22)	(0.04)	(281)	(0.50)
(2.00)	(101)	(0.18)	(394)	(0.70)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model. As demonstrated by the table above, our interest rate risk exposure was within this policy at September 30, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported. A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Trinity, the Bank, Title Guaranty, Cottonwood, FNM Investment Fund IV, FNM Investor Series IV, TCC Advisors, SWMT and TCC Funds were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be material to the Company's consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010, as amended, and our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on August 16, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2010, we issued the following securities:

Period	(a) Total number of shares issued		(b) Average price paid per share	(c) Total number of shares issued as part of publically announced plans or programs	(d) Maximum approximate dollar value that may yet be issued under the plans or programs
July 1-July 31, 2010	613	(1)	$14.00	-	$-
August 1-August 31, 2010	-		-	-	-
September 1-September 30, 2010	-		-	-	-
	613		$14.00	-	$-

____________________

(1)	The shares issued during the third quarter of 2010 were issued pursuant to the Employee Stock Ownership Plan liquidity put for shares distributed to former employees.

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2010	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer