Form 10-Q
period 2011-03-31
TRINITY CAPITAL CORP
filed 2011-05-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011.

Or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission File Number 000-50266

[
TRINITY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

New Mexico	85-0242376
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1200 Trinity Drive, Los Alamos, New Mexico 87544
(Address of principal executive offices)

(505) 662-5171
(Registrant’s telephone number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

[

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[ ]  Yes  [ X ]  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,449,726 shares of common stock, no par value, outstanding as of May 10, 2011.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$18,305	$16,765
Interest-bearing deposits with banks	101,062	89,316
Federal funds sold and securities purchased under resell agreements	393	110
Cash and cash equivalents	119,760	106,191
Investment securities available for sale	134,728	162,591
Investment securities held to maturity, at amortized cost (fair value of $10,786 at March 31, 2011 and $10,951 at December 31, 2010)	11,026	11,107
Other investments	9,218	9,335
Loans held for sale	5,174	25,080
Loans (net of allowance for loan losses of $28,384 at March 31, 2011 and $28,722 at December 31, 2010)	1,157,520	1,161,216
Premises and equipment, net	29,734	30,264
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	6,736	6,736
Mortgage servicing rights, net	8,155	7,960
Other intangible assets	383	546
Other real estate owned	21,218	21,860
Prepaid expenses	5,158	6,076
Net deferred tax assets	5,737	5,587
Other assets	6,178	8,682
Total assets	$1,522,936	$1,565,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Amounts in thousands, except share and per share data)
(Continued from prior page)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$114,053	$109,891
Interest-bearing	1,202,399	1,248,454
Total deposits	1,316,452	1,358,345
Short-term borrowings	10,000	1,152
Long-term borrowings	22,300	32,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	2,696	4,873
Other liabilities	7,130	5,990
Total liabilities	1,397,905	1,441,987

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 628,914 shares, at fair value	$5,817	$6,132
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$33,860	$33,808
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	2,036	2,044
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726	6,836	6,836
Additional paid-in capital	1,918	1,899
Retained earnings	84,878	83,018
Accumulated other comprehensive gain	660	692
Total stockholders' equity before treasury stock	130,188	128,297
Treasury stock, at cost, 407,074 shares at March 31, 2011 and December 31, 2010	(10,974)	(10,974)
Total stockholders' equity	119,214	117,323
Total liabilities and stockholders' equity	$1,522,936	$1,565,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Amounts in thousands except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$15,797	$17,272
Investment securities:
Taxable	463	633
Nontaxable	281	298
Other interest-bearing deposits	54	105
Investment in unconsolidated trusts	22	20
Total interest income	16,617	18,328
Interest expense:
Deposits	2,353	3,963
Short-term borrowings	40	216
Long-term borrowings	214	128
Long-term capital lease obligations	67	67
Junior subordinated debt owed to unconsolidated trusts	723	683
Total interest expense	3,397	5,057
Net interest income	13,220	13,271
Provision for loan losses	1,450	4,257
Net interest income after provision for loan losses	11,770	9,014
Other income:
Mortgage loan servicing fees	667	646
Trust fees	460	355
Loan and other fees	752	666
Service charges on deposits	383	408
Net gain on sale of loans	1,280	720
Net gain on sale of securities	171	47
Title insurance premiums	164	188
Other operating income	107	26
Total other income	3,984	3,056

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Amounts in thousands except share and per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended March 31,
	2011	2010
Other expenses:
Salaries and employee benefits	$5,501	$5,078
Occupancy	934	977
Data processing	788	724
Marketing	455	356
Amortization and valuation of mortgage servicing rights	303	309
Amortization and valuation of other intangible assets	163	125
Supplies	361	91
Loss on sale of other real estate owned	658	432
Postage	177	161
Bankcard and ATM network fees	343	163
Legal, professional and accounting fees	725	753
FDIC insurance premiums	761	898
Collection expenses	434	380
Other	1,027	538
Total other expense	12,630	10,985
Income before provision for income taxes	3,124	1,085
Provision for income taxes	1,038	649
Net income	$2,086	$436
Dividends and discount accretion on preferred shares	542	529
Net income (loss) available to common shareholders	$1,544	$(93)
Basic earnings (loss) per common share	$0.24	$(0.01)
Diluted earnings (loss) per common share	$0.24	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$2,086	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	759	778
Net amortization of:
Mortgage servicing rights	383	502
Other intangible assets	163	125
Premium and discounts on investment securities, net	526	118
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	3
Provision for loan losses	1,450	4,257
Change in mortgage servicing rights valuation allowance	(80)	(193)
Loss on disposal of premises and equipment	-	9
Net gain on sale of investment securities	(171)	(47)
Federal Home Loan Bank (FHLB) stock dividends received	(3)	(3)
Loss on venture capital investments	291	90
Net gain on sale of loans	(1,280)	(720)
Loss on disposal of other real estate owned	136	103
Write-down of value of other real estate owned	526	339
Decrease in other assets	3,288	449
Decrease in other liabilities	(1,534)	(585)
Stock options and stock appreciation rights expenses	19	36
Net cash provided by operating activities before originations and gross sales of loans held for sale	6,562	5,697
Gross sales of loans held for sale	51,190	30,695
Origination of loans held for sale	(30,502)	(28,930)
Net cash provided by operating activities	27,250	7,462

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$28,718	$19,505
Proceeds from maturities and paydowns of investment securities, held to maturity	81	83
Proceeds from maturities and paydowns of investment securities, other	-	171
Proceeds from sale of investment securities, available for sale	4,432	3,422
Purchase of investment securities, available for sale	(5,693)	(10,867)
Purchase of investment securities, other	(171)	(26)
Proceeds from sale of other real estate owned	1,176	1,698
Net decrease in loans	1,050	8,912
Purchases of premises and equipment	(229)	(239)
Net cash provided by investing activities	29,364	22,659
Cash Flows From Financing Activities
Net (decrease) in demand deposits, NOW accounts and savings accounts	(4,908)	(78,456)
Net (decrease) increase in time deposits	(36,985)	7,464
Proceeds from issuances of borrowings	-	20,000
Repayment of borrowings	(1,152)	(20,010)
Common shares dividend payments	-	(1,739)
Preferred shares dividend payments	-	(488)
Net cash (used in) financing activities	(43,045)	(73,229)
Net increase (decrease) in cash and cash equivalents	13,569	(43,108)
Cash and cash equivalents:
Beginning of period	106,191	207,495
End of period	$119,760	$164,387

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,574	$5,581
Income taxes	$238	$72
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$1,196	$5,415
Dividends declared, not yet paid	$1,720	$240
Change in unrealized gain on investment securities, net of taxes	$(32)	$(274)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see consolidation accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed-stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reaching the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these consolidated financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  As of March 31, 2011, all assets have been transferred to the Bank.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of March 31, 2011 and December 31, 2010, the unamortized amount of the new market tax credit was $1.4 million and $1.5 million, respectively, and is included in “other investments” on the consolidated balance sheet.  The initial amount of the loan was $5.2 million.  As of March 31, 2011 and December 31, 2011, the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Center, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of March 31, 2011, the total investment was $474 thousand and is included in “other investments” on the consolidated balance sheet.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s total capital investment is expected to be $250 thousand.  As of March 31, 2011, the investment in SWMT was $67 thousand and is included in “other investments” on the consolidated balance sheet.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements in its Form 10-K, filed with the SEC on March 10, 2011.

The consolidated financial statements include the accounts of the Company.  The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States of America and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term, include the allowance for loan losses, valuation of other real estate owned, valuation of deferred tax assets and initial recording and subsequent valuation for impairment of mortgage servicing rights.

Certain items have been reclassified from prior period presentations in conformity with the current classification.  These reclassifications did not result in any changes to previously reported net income (loss) or stockholders’ equity.

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income is presented in the following table:

	Three Months Ended March 31,
	2011	2010
	(Unaudited; in thousands)
Net income	$2,086	$436
Securities available for sale:
Net unrealized gains (losses) arising during the period	122	(395)
Related income tax (expense) benefit	(40)	140
Net securities gains reclassified into earnings	(171)	(47)
Related income tax benefit	57	28
Net effect on other comprehensive income for the period	(32)	(274)
Comprehensive income	$2,054	$162

Note 3. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)

Net income	$2,086	$436
Dividends and discount accretion on preferred shares	542	529
Net income (loss) available to common shareholders	$1,544	$(93)
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(416,016)
Weighted average common shares outstanding, net	6,449,726	6,440,784
Basic earnings per common share	$0.24	$(0.01)
Weighted average common shares outstanding including dilutive shares	6,449,726	6,440,784
Diluted earnings per common share	$0.24	$(0.01)

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market price.  The total number of shares excluded was 304,000 and 314,500 as of March 31, 2011 and March 31, 2010, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior accounting guidance to amend and expand disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The new authoritative accounting guidance under ASC Topic 820 became effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new required disclosures are included in Note 16 – Fair Value Measurements.

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods after June 15, 2011 and will have no impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Adoption of the new guidance will have no significant impact on the Company’s statements of income and financial condition.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
U.S. Government sponsored agencies	$32,346	$148	$-	$32,494
States and political subdivisions	22,454	581	-	23,035
Residential mortgage-backed securities	78,892	1,035	(728)	79,199
Totals	$133,692	$1,764	$(728)	$134,728

December 31, 2010
U.S. Government sponsored agencies	$42,551	$184	$-	$42,735
States and political subdivisions	20,263	402	(81)	20,584
Residential mortgage-backed securities	98,692	1,194	(614)	99,272
Totals	$161,506	$1,780	$(695)	$162,591

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
States and political subdivisions	$11,026	$13	$(253)	$10,786
Totals	$11,026	$13	$(253)	$10,786

December 31, 2010
States and political subdivisions	$11,107	$91	$(247)	$10,951
Totals	$11,107	$91	$(247)	$10,951

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Gross realized gains	$174	$47
Gross realized losses	(3)	-
Net gains	$171	$47

A summary of unrealized loss information for investment securities, categorized by security type, at March 31, 2011 and December 31, 2010, is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2011
Residential mortgage-backed securities	$43,214	$(728)	$-	$-	$43,214	$(728)
Totals	$43,214	$(728)	$-	$-	$43,214	$(728)

December 31, 2010
States and political subdivisions	$3,682	$(81)	$-	-	$3,682	$(81)
Residential mortgage-backed securities	38,796	(614)	-	-	38,796	(614)
Totals	$42,478	$(695)	$-	$-	$42,478	$(695)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2011
States and political subdivisions	$-	$-	$1,298	$(253)	$1,298	$(253)
Totals	$-	$-	$1,298	$(253)	$1,298	$(253)

December 31, 2010
States and political subdivisions	$-	$-	$1,089	$(247)	$1,089	$(247)
Totals	$-	$-	$1,089	$(247)	$1,089	$(247)

At March 31, 2011, $45.5 million in amortized cost of debt securities (representing a total of 37 different securities) had unrealized losses with aggregate depreciation of 2.2% of the Company’s amortized cost basis.  Of these securities, $1.5 million (representing a single security) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 16.3%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of March 31, 2011, by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$19,526	$19,601	$-	$-	$150	$150
One to five years	29,911	30,253	-	-	-	-
Five to ten years	31,061	31,347	1,299	1,045	-	-
Over ten years	53,194	53,527	9,727	9,741	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,952	7,952
	$133,692	$134,728	$11,026	$10,786	$9,218	$9,218

Securities with carrying amounts of $30.7 million and $36.9 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial	$145,559	$149,987
Commercial real estate	423,820	425,172
Residential real estate	401,036	400,713
Construction real estate	168,835	164,721
Installment and other	48,922	51,632
Total loans	1,188,172	1,192,225
Unearned income	(2,268)	(2,287)
Gross loans	1,185,904	1,189,938
Allowance for loan losses	(28,384)	(28,722)
Net loans	$1,157,520	$1,161,216

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At March 31, 2011 and December 31, 2010, approximately 26.3% and 29.3%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

There were no significant changes in the Company’s credit policy in the first quarter of 2011.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of March 31, 2011 and December 31, 2010, including non-performing loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2011:	(In thousands)
Commercial	$142,420	$456	$-	$2,683	$3,139	$145,559
Commercial real estate	404,946	-	-	18,874	18,874	423,820
Residential real estate	386,190	488	358	14,000	14,846	401,036
Construction real estate	144,625	950	-	23,260	24,210	168,835
Installment and other	45,708	69	295	2,850	3,214	48,922
Total loans	$1,123,889	$1,963	$653	$61,667	$64,283	$1,188,172

Nonperforming loan classification	$-	$-	$-	$61,667	$61,667	$61,667

December 31, 2010:
Commercial	$146,875	$759	$83	$2,270	$3,112	$149,987
Commercial real estate	405,393	808	-	18,971	19,779	425,172
Residential real estate	388,898	2,422	1,038	8,355	11,815	400,713
Construction real estate	141,126	717	9,628	13,250	23,595	164,721
Installment and other	47,974	156	38	3,464	3,658	51,632
Total loans	$1,130,266	$4,862	$10,787	$46,310	$61,959	$1,192,225

Nonperforming loan classification	$1,772	$600	$1,286	$46,130	$48,196	$49,968

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,683	$-	$2,598	$-
Commercial real estate	18,874	-	19,419	-
Residential real estate	14,000	-	10,951	-
Construction real estate	23,260	-	13,908	-
Installment and other	2,850	-	3,092	-
Total	$61,667	$-	$49,968	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful”.  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if credit deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011:	(In thousands)
Commercial	$141,620	$136	$3,803	$-	$145,559
Commercial real estate	394,467	762	28,591	-	423,820
Residential real estate	384,074	694	16,268	-	401,036
Construction real estate	142,395	-	26,440	-	168,835
Installment and other	45,875	49	2,998	-	48,922
Total	$1,108,431	$1,641	$78,100	$-	$1,188,172

December 31, 2010:
Commercial	$146,162	$682	$3,143	$-	$149,987
Commercial real estate	394,673	258	30,241	-	425,172
Residential real estate	387,636	151	12,926	-	400,713
Construction real estate	138,624	-	26,097	-	164,721
Installment and other	48,404	-	3,228	-	51,632
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table shows all loans, including non-performing loans, by classification and aging, as of March 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011:	(In thousands)
Current	$1,106,961	$1,098	$15,830	$-	$1,123,889
Past due 30-59 days	1,175	543	245	-	1,963
Past due 60-89 days	295	-	358	-	653
Past due 90 days or more	-	-	61,667	-	61,667
Total	$1,108,431	$1,641	$78,100	$-	$1,188,172

December 31, 2010:
Current	$1,111,092	$1,091	$18,083	$-	$1,130,266
Past due 30-59 days	3,903	-	959	-	4,862
Past due 60-89 days	504	-	10,283	-	10,787
Past due 90 days or more	-	-	46,310	-	46,310
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010, showing the amount of principal charged-off (if any); the amount of allowance for loan losses specifically allocated for these impaired loans (if any).  The table also presents, for the three months ended March 31, 2011 and December 31,2010, the average recorded investment and the interest income recognized:

	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
March 31, 2011:	(In thousands)
With no related allowance recorded:
Commercial	$4,835	$2,862	$1,973	$-	$2,734	$5
Commercial real estate	20,154	19,588	566	-	21,745	14
Residential real estate	15,632	14,781	851	-	13,258	14
Construction real estate	26,445	22,308	4,137	-	19,589	3
Installment and other	4,456	2,885	1,571	-	3,001	6
With an allowance recorded:
Commercial	1,114	1,114	-	49	$797	$7
Commercial real estate	379	379	-	44	380	5
Residential real estate	3,669	3,669	-	605	3,549	34
Construction real estate	-	-	-	-	-	-
Installment and other	1,162	1,162	-	104	812	7
Total	$77,846	$68,748	$9,098	$802	$65,865	$95

December 31, 2010:
With no related allowance recorded:
Commercial	$4,484	$2,606	$1,878	$-	$2,509	$24
Commercial real estate	24,442	23,901	541	-	21,609	212
Residential real estate	12,381	11,734	647	-	11,624	114
Construction real estate	19,124	15,918	3,206	-	16,008	157
Installment and other	4,460	3,117	1,343	-	3,430	34
With an allowance recorded:
Commercial	479	479	-	15	479	4
Commercial real estate	380	380	-	45	380	5
Residential real estate	3,429	3,429	-	338	3,429	37
Construction real estate	-	-	-	-	-	-
Installment and other	461	461	-	80	460	16
Total	$69,640	$62,025	$7,615	$478	$59,928	$603

Allowance for Loan Losses: The Company has established an internal policy to estimate the allowance for loan losses.  This policy is periodically reviewed by management and the board of directors.  No significant changes have been made in this policy during the first quarter of 2011.

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

Activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
March 31, 2011	(In thousands)
Allowance for loan losses:

Beginning balance	$5,857	$7,011	$4,093	$7,322	$4,122	$317	$28,722
Provision for possible loan losses	28	599	1,580	(520)	215	(452)	1,450
Charge-offs	(285)	(240)	(1,106)	(89)	(302)	-	(2,022)
Recoveries	9	9	179	14	23	-	234
Net charge-offs	(276)	(231)	(927)	(75)	(279)	-	(1,788)
Ending balance	$5,609	$7,379	$4,746	$6,727	$4,058	$(135)	$28,384
Period-end amount allocated to:
Loans individually evaluated for impairment	$49	$44	$605	$-	$104	$-	$802
Loans collectively evaluated for impairment	5,560	7,335	4,141	6,727	3,954	(135)	27,582
Ending balance	$5,609	$7,379	$4,746	$6,727	$4,058	$(135)	$28,384

Loans:
Individually evaluated for impairment	$3,976	$19,967	$18,450	$22,308	$4,047	$-	$68,748
Collectively evaluated for impairment	141,583	403,853	382,586	146,527	44,875	-	1,119,424
Total ending loans balance	$145,559	$423,820	$401,036	$168,835	$48,922	$-	$1,188,172

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
March 31, 2010	(In thousands)

Beginning balance	$4,182	$6,316	$2,100	$8,637	$3,080	$189	$24,504
Provision for possible loan losses	3,152	(127)	2,106	(1,550)	865	(189)	4,257
Charge-offs	(1,310)	(112)	(1,501)	(452)	(684)	-	(4,059)
Recoveries	23	0	8	60	29	-	120
Net charge-offs	(1,287)	(112)	(1,493)	(392)	(655)	-	(3,939)
Ending balance	$6,047	$6,077	$2,713	$6,695	$3,290	$-	$24,822
Period-end amount allocated to:
Loans individually evaluated for impairment	$10	$-	$88	$90	$75	$-	$263
Loans collectively evaluated for impairment	6,037	6,077	2,625	6,605	3,215	-	24,559
Ending balance	$6,047	$6,077	$2,713	$6,695	$3,290	$-	$24,822

Loans:
Individually evaluated for impairment	$4,922	$28,559	$14,150	$22,919	$3,840	$-	$74,390
Collectively evaluated for impairment	130,159	407,065	405,363	157,736	49,022	-	1,149,345
Total ending loans balance	$135,081	$435,624	$419,513	$180,655	$52,862	$-	$1,223,735

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At March 31, 2011	At December 31, 2010
	(In thousands)
Construction property	$14,682	$14,872
Residential real estate	2,176	3,427
Commercial real estate	4,360	3,561
Total	$21,218	$21,860

Note 8. Short-Term Borrowings

The Company had a Federal Home Loan Bank (FHLB) advance with a maturity date of less than one year of $10.0 million as of March 31, 2011 and $1.2 million as of December 31, 2010.  As of March 31, 2011, the advance had a fixed interest rate of 2.565%.

Note 9. Long-Term Borrowings

The Company had FHLB advances with original maturity dates greater than one year of $22.3 million as of March 31, 2011 and $32.3 million as of December 31, 2010.  As of March 31, 2011, long-term borrowings consisted of the following fixed-rate advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34%	At maturity	2,300
			$22,300

Note 10. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and built a Bank office on the site. In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank.  The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009.  The ground lease has an 8-year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease.  The ground lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease.  The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.  Lease payments for each of the three-month periods ended March 31, 2011 and 2010 were $46 thousand.

Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2011.

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.01% (variable)	6.88%	6.83%
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.01% (variable)	6.88%	6.83%

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

Trinity owns all of the outstanding common securities of the Trusts.  The Trusts are considered variable interest entities (VIEs).  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended.  As of March 31, 2011, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each of the three-month periods ended March 31, 2011 and 2010, $3 thousand of these issuance costs were amortized.  Unamortized issuance costs were $267 thousand and $270 thousand at March 31, 2011 and December 31, 2010, respectively.  There were no issuance costs associated with the other trust preferred security issues.

As of March 31, 2011, a total of $184 thousand of interest had been prepaid to the Trusts.  Interest accrued and unpaid to securities holders totaled $1.9 million on December 31, 2010.

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

On March 17, 2011, Trinity paid all interest payments on the trust preferred securities issues that were previously deferred.  These payments totaled $2.7 million, including both deferred interest and interest accrued since the latest deferral date.

Note 12. Commitments, Contingencies and Off-Balance Sheet Activities

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

At March 31, 2011 and December 31, 2010, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2011	December 31, 2010
	(In thousands)
Unfunded commitments under lines of credit	$161,167	$164,850
Commercial and standby letters of credit	$13,210	$14,051

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At March 31, 2011 and December 31, 2010, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $15 thousand as of March 31, 2011 and $13 thousand December 31, 2010, respectively, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  Although the Bank has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (the “Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

Note 13. Preferred Equity Issues

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  The amount of dividends accrued and unpaid were $1.7 million and $1.2 million as of March 31, 2011 and December 31, 2010, respectively.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital.  During both of the three-month periods ended March 31, 2011 and March 31, 2010, a net amount of $44 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  During the three months ended March 31, 2011 and March 31, 2010, the total of these two amounts was $542 thousand and $529 thousand, respectively.

On April 26, 2011, the Board of Directors of the Company declared a dividend to pay all preferred dividends that were previously deferred.  All deferred and current dividends to be paid on May 16, 2011 total $2.0 million.

Note 14. Litigation

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

As a result of using over-the-counter derivative instruments, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparties.  The Bank manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk amongst many such counterparties and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.  The Bank’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Bank.  However, if the borrower defaults on the commitment, the Bank requires the borrower to cover these costs.

The Company’s derivative instruments outstanding at March 31, 2011, include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At March 31, 2011, the Company had notional amounts of $3.7 million in contracts with customers and $8.8 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $80 thousand as of March 31, 2011.  At December 31, 2010 the Company had notional amounts of $8.1 million in contracts with customers and $33.2 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $567 thousand and a liability of $25 thousand as of December 31, 2010.  For the three months ending March 31, 2011 and March 31, 2010, expenses relating to the valuation of these derivative instruments totaled $461 thousand and $21 thousand, respectively.  These amounts are included under “Other” in “Other expenses” on the consolidated statements of operations.

Note 16. Fair Value Measurements

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and are classified as Level 2.  The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.

Derivatives. Derivative assets and liabilities represent interest rate contracts between the Company and loan customers, and between the Company and outside parties to whom we have made a commitment to sell residential mortgage loans at a set interest rate.  These are valued based upon the differential between the interest rates upon the inception of the contract and the current market interest rates for similar products and similar remaining commitment terms, and are classified as Level 2.  Changes in market value are recorded in current earnings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$32,494	$-	$32,494	$-
States and political subdivisions	23,035	-	23,035	-
Residential mortgage-backed securities	79,199	-	79,199	-
Interest rate lock commitments, mandatory forward delivery commitments and pair-offs	80	-	80	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair-offs	$-	$-	$-	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$15	$-	$15	$-

December 31, 2010

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,735	$-	$42,735	$-
States and political subdivisions	20,584	-	20,584	-
Residential mortgage-backed securities	99,272	-	99,272	-
Interest rate lock commitments, mandatory forward delivery commitments and pair-offs, net asset	567	-	567	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair-offs, net liability	$25	$-	$25	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$13	$-	$13	$-

There were no financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these consolidated financial statements.

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Loans held for sale. Loans held for sale are valued based upon open market quotes obtained from FNMA.  Market pricing is based upon mortgage loans with similar terms and interest rates.  The change in market value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned.  We then compare that market value to the current amortized book value for each tranche.  The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.  Only the tranches deemed impaired are included in the table below.

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

During the first quarter of 2011 and the year ended December 31, 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $386 thousand and $25.2 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  Of these, $251 thousand and $13.8 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $91 thousand and $1.8 million, during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $3.6 million and $13.2 million in foreclosed assets were remeasured at fair value during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, resulting in a charge of $526 thousand and $1.9 million to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 are included in the table below (in thousands):

March 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$9,190	$-	$-	$9,190
Loans held for sale	-	-	-	-
Mortgage servicing rights	2,123	-	-	2,123
Non-Financial Assets:
Foreclosed assets	14,156	-	-	14,156

December 31, 2010

Financial Assets:
Impaired loans	$13,971	$-	$-	$13,971
Loans held for sale	12,786	-	12,786	-
Mortgage servicing rights	2,182	-	-	2,182
Non-Financial Assets:
Foreclosed assets	13,794	-	-	13,794

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

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest-bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

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

Non-interest-bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.

Interest-bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$18,305	$18,305	$16,765	$16,765
Interest-bearing deposits with banks	101,062	101,062	89,316	89,316
Federal funds sold and securities purchased under resell agreements	393	393	110	110
Investments:
Available for sale	134,728	134,728	162,591	162,591
Held to maturity	11,026	10,786	11,107	10,951
Other investments	9,218	9,218	9,335	9,335
Loans, net	1,157,520	1,189,069	1,161,216	1,170,701
Loans held for sale	5,174	5,242	25,080	25,223
Accrued interest receivable	6,736	6,736	6,736	6,736
Mortgage servicing rights	8,155	9,368	7,960	8,585
Derivative financial instruments	80	80	567	567

Financial liabilities:
Non-interest-bearing deposits	$114,053	$114,053	$109,891	$109,891
Interest-bearing deposits	1,202,399	1,190,689	1,248,454	1,253,836
Short-term borrowings	10,000	10,173	1,152	1,155
Long-term borrowings	22,300	23,354	32,300	33,886
Junior subordinated debt owed to unconsolidated trusts	37,116	19,580	37,116	18,506
Accrued interest payable	2,696	2,696	4,873	4,873
Derivative financial instruments	-	-	25	25

Off-balance sheet instruments:
Standby letters of credit	$15	$15	$13	$13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements.  The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2010.

This report contains certain financial information determined by methods other than in accordance with GAAP.  These measures include net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares; net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis.  Management uses these non-GAAP measures in its analysis of the Company’s performance.  Net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares represents net income on the core operations of the Company.  The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2010.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Recent Regulatory Developments. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

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

Management analyzed projected growth, anticipated charge-offs and recoveries along with probable risk rating changes to adequately fund an appropriate reserve for the quarter.  Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of March 31, 2011, mortgage loans serviced for others totaled $1.0 billion.  The net carrying amount of the MSRs on these loans total $8.2 million as of March 31, 2011.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$9,030	$8,525
Servicing rights originated and capitalized	498	307
Amortization	(383)	(502)
	$9,145	$8,330

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$(1,070)	$(878)
Aggregate reductions credited to operations	80	332
Aggregate additions charged to operations	-	(139)
	$(990)	$(685)

The fair values of the MSRs were $9.4 million and $8.6 million on March 31, 2011 and December 31, 2010, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of March 31, 2011, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Prepayment Standard Assumption (PSA) speed	210.00%	233.33%
Discount rate	10.75	10.75
Earnings rate	2.47	2.17

Overview

Despite continued weak national economic conditions, compared to historic levels, the Company’s net income increased $1.7 million (378.4%) from $436 thousand in the first quarter of 2010 to $2.1 million in the first quarter of 2011.  Net income available to common shareholders increased $1.6 million (1,760.2%) from a loss of $93 thousand in the first quarter of 2010 to income of $1.5 million in the first quarter of 2011.

The national and state economies continue to be depressed relative to historical comparisons.  The Company continues to experience challenges in its loan portfolio, with higher than typically experienced levels of non-performing loans and foreclosed properties.  In response to these challenges, and to proactively position the Company to meet these challenges, we have continued to reduce our concentrations in the commercial real estate and construction real estate portfolios, increased capital by managing growth and restricting dividends and have taken other steps in compliance with the Agreement with the Office of the Comptroller of the Currency (“OCC”) (discussed below).

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

At March 31, 2011, the Bank believed that it had fully addressed the provisions of the Agreement.  The Bank will continue taking the necessary actions to satisfy all requirements in the Agreement.  A copy of the Agreement was filed as part of the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $4.6 million during the first quarter of 2011, compared to $5.3 million during the same period in 2010.  This represented a decrease of $768 thousand (14.4%).  Net income available to common shareholders for the first quarter of 2011 increased to $1.5 million or $0.24 per share, compared to a net loss available to common shareholders for the same period in 2010 of $93 thousand or a loss of $0.01 per common share for the same period in 2010, an increase of $1.6 million (1,760.2%) in net income available to common shareholders and an increase in earnings per share of $0.25 (2,500.0%).  This increase in net income available to common shareholders was primarily due to a decrease in provision for loan losses of $2.8 million (65.9%) and an increase in non-interest income of $928 thousand (30.4%).  The decrease in provision for loan losses was primarily due to a decrease in net charge-offs in the first quarter of 2011 compared to the first quarter of 2010.  The increase in non-interest income was primarily due to increases in the gain on sale of loans, gain and sale of securities and trust fee income.  Partially offsetting these items was an increase in non-interest expenses of $1.6 million (15.0%).  Non-interest expense increased primarily due to an increase in other expenses of $489 thousand, an increase in salaries and employee benefits of $423 thousand, an increase in supplies expense of $270 thousand and an increase in the loss on sale of other real estate owned of $226 thousand.  The increase in other expenses was due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details).  The increase in salaries and employee benefits was primarily due to an increase in the number of employees, as well as normal wage increases.  Supplies expenses increased primarily due to the purchase of a large volume of small value supplies that were expensed upon purchase rather than tracked in inventory.  The increase in loss on sale of other real estate owned was due to a higher volume of write-downs and sales of other real estate owned during 2011 compared to 2010.  There was also a decrease in net interest income of $51 thousand (0.4%).  Provision for income taxes increased $389 thousand (59.9%) due to higher pre-tax income.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,191,536	$15,797	5.38%	$1,236,032	$17,272	5.67%
Taxable investment securities	134,135	463	1.40	116,315	633	2.21
Investment securities exempt from federal income taxes (2)	32,768	459	5.68	37,491	482	5.21
Federal funds sold	226	-	-	511	-	-
Other interest-bearing deposits	89,958	54	0.24	138,583	105	0.31
Investment in unconsolidated trust subsidiaries	1,116	22	7.99	1,116	20	7.27
Total interest-earning assets	1,449,739	16,795	4.70	1,530,048	18,512	4.91
Non-interest-earning assets	79,184			87,038
Total assets	$1,528,923			$1,617,086

Interest-bearing Liabilities:
Deposits:
NOW deposits	$126,929	$49	0.16%	$102,279	$70	0.28%
Money market deposits	253,452	120	0.19	211,650	137	0.26
Savings deposits	311,193	126	0.16	371,193	267	0.29
Time deposits over $100,000	327,966	1,274	1.58	418,953	2,358	2.28
Time deposits under $100,000	208,448	784	1.53	215,311	1,131	2.13
Short-term borrowings, including ESOP borrowings under 1 year	7,246	40	2.24	18,938	216	4.63
Long-term borrowings, including ESOP borrowings over 1 year	25,078	214	3.46	14,549	128	3.57
Long-term capital lease obligations	2,211	67	12.29	2,211	67	12.29
Junior subordinated debt owed to unconsolidated trusts	37,116	723	7.90	37,116	683	7.46
Total interest-bearing liabilities	1,299,639	3,397	1.06	1,392,200	5,057	1.47
Demand deposits--non-interest-bearing	53,713			45,800
Other non-interest-bearing liabilities	50,806			55,848
Stockholders' equity, including stock owned by ESOP	124,765			123,238
Total liabilities and stockholders equity	$1,528,923			$1,617,086
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$13,398	3.64%		$13,455	3.43%
Net interest margin on a fully tax-equivalent basis(4)			3.75%			3.57%
Net interest margin(4)			3.70%			3.52%

(1)
Average loans include non-accrual loans of $55.1 million and $67.8 million for March 31, 2011 and 2010, respectively. Interest income includes loan origination fees of $407 thousand and $540 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

For the first quarter of 2011, net interest income on a fully tax-equivalent basis decreased $57 thousand (0.4%) compared to the first quarter of 2010, decreasing from $13.5 million in 2010 to $13.4 million in 2011.  The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $1.7 million (9.3%), which was largely offset by a decrease in interest expense of $1.7 million (32.8%).  Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 21 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $1.1 million.  There was also a decrease in average interest-earning assets of $80.3 million (5.2%), which accounted for a decrease of $618 thousand in interest income on a fully tax-equivalent basis.  Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities of 41 basis points, which accounted for a decrease in interest expense of $1.2 million.  There was also a decrease in average interest-bearing liabilities of $92.6 million (6.6%), which accounted for a decrease of $487 thousand in interest expense.  The net interest margin expressed on a fully tax-equivalent basis increased 18 basis points to 3.75% for the quarter ended March 31, 2011 from 3.57% for the quarter ended March 31, 2010.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net interest income	$13,220	$13,271
Tax-equivalent adjustment to net interest income	178	184
Net interest income, fully tax-equivalent basis	$13,398	$13,455

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

	Three Months Ended March 31,
	2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(609)	$(866)	$(1,475)
Taxable investment securities	87	(257)	(170)
Investment securities exempt from federal income taxes(1)	(64)	41	(23)
Federal funds sold	-	-	-
Other interest-bearing deposits	(32)	(19)	(51)
Investment in unconsolidated trust subsidiaries	-	2	2
Total increase (decrease) in interest income	$(618)	$(1,099)	$(1,717)
Interest-bearing Liabilities:
Now deposits	$15	$(36)	$(21)
Money market deposits	24	(41)	(17)
Savings deposits	(38)	(103)	(141)
Time deposits over $100,000	(447)	(637)	(1,084)
Time deposits under $100,000	(35)	(312)	(347)
Short-term borrowings, including ESOP borrowings under 1 year	(96)	(80)	(176)
Long-term borrowings, including ESOP borrowings over 1 year	90	(4)	86
Long-term capital lease obligations	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	40	40
Total increase (decrease) in interest expense	$(487)	$(1,173)	$(1,660)
Increase (decrease) in net interest income	$(131)	$74	$(57)

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$667	$646	$21
Trust fees	460	355	105
Loan and other fees	752	666	86
Service charges on deposits	383	408	(25)
Gain on sale of loans	1,280	720	560
Gain on sale of securities	171	47	124
Title insurance premiums	164	188	(24)
Other operating income	107	26	81
	$3,984	$3,056	$928

In the first quarter of 2011, other income increased from the first quarter of 2010 by $928 thousand (30.4%) from $3.1 million to $4.0 million.  Gain on sale of loans increased $560 thousand (77.8%) primarily due to an increase in the volume of loans sold from the first quarter of 2010 to the first quarter of 2011.  Gain on sale of securities increased $124 thousand (263.8%) primarily due to an increase in the volume of securities sold from the first quarter of 2010 to the first quarter of 2011.  Trust fees increased $105 thousand (29.6%) primarily due to an increase in trust and investment services accounts and associated fees on those accounts.

Other Expenses. Changes in other expenses between the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,501	$5,078	$423
Occupancy	934	977	(43)
Data processing	788	724	64
Marketing	455	356	99
Amortization and valuation of mortgage servicing rights	303	309	(6)
Amortization and valuation of other intangible assets	163	125	38
Supplies	361	91	270
Loss on sale of other real estate owned	658	432	226
Postage	177	161	16
Bankcard and ATM network fees	343	163	180
Legal, professional and accounting fees	725	753	(28)
FDIC insurance premiums	761	898	(137)
Collection expenses	434	380	54
Other	1,027	538	489
	$12,630	$10,985	$1,645

For the first quarter of 2011, other expenses increased $1.6 million (15.0%) to $12.6 million in 2011 from $11.0 million in the first quarter of 2010.  Other expenses increased $489 thousand (90.9%) primarily due to expenses associated with the valuation of interest rate contracts (see in this Form 10-Q Item 1, Financial Statements—Note 15, Derivative Financial Instruments for more details).  Salaries and employee benefits increased $423 thousand (8.3%) primarily due to an increase in the total number of full-time equivalent employees and normal increases in pay.  Supplies expense increased $270 thousand (296.7%) primarily due to the purchase of a large volume of small value supplies that were expensed upon purchase rather than tracked in inventory.  Loss on sale of other real estate owned increased $226 thousand (52.3%) primarily due to a higher volume of write-downs and sales of other real estate owned during 2011 compared to 2010.

Income Taxes. In the first quarter of 2011, provision for income tax expense increased $389 thousand (59.9%) from the first quarter of 2010, from $649 thousand in 2010 to $1.0 million in 2011.  This was due to greater pretax earnings in the first quarter of 2011 compared to the first quarter of 2010.  The effective tax rate decreased from 59.8% to 33.2% between the two periods.  The main reason for this decrease in effective tax rate was due to the permanent tax differences being a larger percentage of the pretax earnings in 2010 than in 2011, as permanent differences were relatively unchanged but pre-tax income was significantly greater in 2011 compared to 2010.

Financial Condition

General. Total assets at March 31, 2011, were $1.5 billion, a decrease of $42.5 million (2.7%) from December 31, 2010.  Total investment securities decreased $28.1 million (15.3%) as securities were sold during the quarter or matured without replacement.  Loans held for sale decreased $19.9 million (79.4%) as the volume of loans originated to be sold was below the sales of such loans during the quarter.  Partially offsetting these decreases was an increase in cash and cash equivalents of $13.6 million (12.8%) as some of the cash generated from the maturities and sales of investment securities and the sales of loans held for sale increased liquid funds.  Much of this decrease in total assets corresponded with a decrease in deposits of $41.9 million (3.1%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining the same levels of cash and investments.  Total liabilities decreased $44.1 million (3.1%) during the first three months of 2011, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) increased by $1.6 million (1.3%) mainly due to an increase in retained earnings.

Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. For an additional discussion with respect to these matters, see “Liquidity and Sources of Capital” below and “Asset Liability Management” under Item 3 of this Form 10-Q.

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$32,346	$32,494	$42,551	$42,735	$53,354	$53,366
States and political subdivisions	22,454	23,035	20,263	20,584	26,080	26,427
Residential mortgage-backed securities	78,892	79,199	98,692	99,272	44,956	44,438
Total securities available for sale	$133,692	$134,728	$161,506	$162,591	$124,390	$124,231
Securities Held to Maturity
States and political subdivisions	$11,026	$10,786	$11,107	$10,951	$11,353	$10,792
Total securities held to maturity	$11,026	$10,786	$11,107	$10,951	$11,353	$10,792
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$8,102	$8,102	$8,219	$8,219	$8,220	$8,220
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,218	$9,218	$9,335	$9,335	$9,336	$9,336

The Company had a total of $79.2 million in Collateralized Mortgage Obligations (“CMOs”) as of March 31, 2011.  All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of March 31, 2011, the ratings of these securities ranged from AAA to Baa3.  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other-than-temporary basis.  As of March 31, 2011, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$145,559	12.25%	$149,987	12.58%	$135,081	11.04%
Commercial real estate	423,820	35.67	425,172	35.66	435,624	35.60
Residential real estate	401,036	33.75	400,713	33.61	419,513	34.28
Construction real estate	168,835	14.21	164,721	13.82	180,655	14.76
Installment and other	48,922	4.12	51,632	4.33	52,862	4.32
Total loans	1,188,172	100.00%	1,192,225	100.00%	1,223,735	100.00%
Unearned income	(2,268)		(2,287)		(2,215)
Gross loans	1,185,904		1,189,938		1,221,520
Allowance for loan losses	(28,384)		(28,722)		(24,822)
Net loans	$1,157,520		$1,161,216		$1,196,698

Total loans decreased $4.1 million (0.3%) from December 31, 2010 to March 31, 2011, remaining at $1.2 billion.  The decrease was primarily in the commercial non-real estate and installment and other loan portfolios, which was partially offset by an increase in the construction real estate portfolio.  Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2010 filed with the SEC on March 10, 2011.

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

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31, 2011	At December 31, 2010	At March 31, 2010
	(Dollars in thousands)
Non-accruing loans	$61,667	$49,968	$64,463
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	61,667	49,968	64,463
Other real estate owned	21,218	21,860	20,025
Other repossessed assets	1,485	420	403
Total non-performing assets	$84,370	$72,248	$84,891
Restructured loans, still accruing interest	7,081	5,588	2,990
Total non-performing loans to total loans	5.19%	4.19%	5.27%
Allowance for loan losses to non-performing loans	46.03%	57.48%	38.51%
Total non-performing assets to total assets	5.54%	4.62%	5.30%

At March 31, 2011, total non-performing assets increased $12.1 million (16.8%) to $84.4 million from $72.2 million at December 31, 2010, primarily due to an increase in non-accruing loans of $11.7 million (23.4%).  Non-accruing loans increased mainly due to a single large construction loan relationship being placed on non-accrual status.  In addition, other real estate owned decreased $642 thousand (2.9%) and other repossessed assets increased $1.1 million (253.6%).  Loans with specifically identified losses as of March 31, 2011, totaled $7.2 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $802 thousand.  As of March 31, 2011, all collateral-dependent impaired loans have been charged down to value of the collateral, as determined by the Bank.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured.  Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $8.8 million and $6.5 million as of March 31, 2011 and December 31, 2010, respectively.  Those restructured loans considered performing loans totaled $7.1 million and $5.6 million as of March 31, 2011 and December 31, 2010, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$28,722	$24,504
Provision for loan losses	1,450	4,257
Total charge-offs	(2,022)	(4,059)
Total recoveries	234	120
Net charge-offs	(1,788)	(3,939)
Balance at end of period	$28,384	$24,822

Gross loans at end of period	$1,185,904	$1,221,520
Ratio of allowance to total loans	2.39%	2.03%
Ratio of net charge-offs to average loans(1)	0.61%	1.29%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2011, totaled $1.8 million, a decrease of $2.2 million (54.6%), from $3.9 million for the three months ended March 31, 2010.  The majority of the net charge-offs were residential real estate ($928 thousand), installment and other ($279 thousand), commercial non-real estate ($276 thousand) and commercial real estate ($231 thousand).  The decrease in net charge-offs for the first quarter of 2011 compared to the same period in 2010 was primarily due to decreases in net charge-offs in the commercial non-real estate portfolio of $1.0 million and the residential real estate portfolio of $566 thousand.  The provision for loan losses decreased $2.8 million (65.9%) based upon management’s estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,609	12.25%	$5,857	12.58%	$6,047	11.04%
Commercial and residential real estate	12,125	69.42	11,102	69.27	8,790	69.88
Construction real estate	6,727	14.21	7,322	13.82	6,695	14.76
Installment and other	4,058	4.12	4,122	4.33	3,290	4.32
Unallocated	(135)	N/A	319	N/A	-	N/A
Total	$28,384	100.00%	$28,722	100.00%	$24,822	100.00%

The allowance for loan losses increased $3.6 million (14.4%) from March 31, 2010 to March 31, 2011.  This was mainly due to an increase in the allowance allocated to commercial and residential real estate loans.  The allocation for commercial and residential real estate loans increased $3.3 million (37.3%) mainly due to an increase in historical loss experience (based on regression analysis) of $2.6 million.  In addition, the allocation for installment and other loans increased $749 thousand (22.8%) mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $737 thousand.  The allocation for the commercial non-real estate loan portfolio decreased $466 thousand (7.7%), mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $893 thousand.  This was partially offset by an increase in the allocation based on qualitative factors of $433 thousand.  For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired as of March 31, 2011 were $68.7 million.  Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount.  Impaired loans identified as cash-flow dependent had a total of $802 thousand in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the Bank’s established policy.  Overall, management’s outlook for the New Mexico economy after modest growth at the end of 2010 is that the economy will likely add jobs in 2011 and continue a trend of moderate growth thereafter.  For 2011, we expect employment growth of only 0.8%, and less than 1.5% per year in the following two years.  We anticipate that the economy will not recover its 2007 employment level until 2014.  The housing market continued its long decline to its lowest point in a decade.  In March 2011 New Mexico home sales numbers and median prices were down nearly 11% from March 2010; however, on-going changes to qualification criteria for mortgage loans should help potential buyers qualify for mortgages and thus improve sales numbers and median prices.  Given the weak housing market and expiration of ARRA infrastructure spending, construction is unlikely stimulate  rapid economic growth in 2011.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At March 31, 2011	At December 31, 2010	At March 31, 2010
	(In thousands)
Performing loans classified as:
Substandard	$16,433	$25,667	$28,883
Doubtful	-	-	-
Total performing adversely classified loans	$16,433	$25,667	$28,883
Special mention loans	$1,641	$1,091	$2,744

Total performing adversely classified assets decreased $12.5 million (43.1%) from March 31, 2010 to March 31, 2011.  This was primarily due to the foreclosure and subsequent move to other real estate owned of several borrowing relationships in the residential land development, residential construction, and raw land property (all included under “construction real estate” in the preceding table) loan concentrations, as well as upgrading or payoff of several loan relationships in the construction and commercial real estate loan portfolios.  Special mention loans decreased $1.1 million (40.2%) between March 31, 2010 and March 31, 2011, primarily due to due to a combination of downgrades, upgrades and charge-offs of several credits in various loan concentrations and risk ratings over the year.  As of March 31, 2011, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $27.3 million and $7.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively, an increase in cash provided of $19.8 million between the two periods.  This increase was primarily due to an increase in cash provided by the sale of loans held for sale of $20.5 million, which was partially offset by a decrease in cash used in the origination of these loans of $1.6 million.  Net cash provided by investing activities was $29.4 million and $22.7 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  The $6.7 million increase in cash provided by investing activities was largely due to an increase in the proceeds from the maturities and paydowns of investment securities of $9.0 million and a decrease in cash used in the purchase of investment securities of $5.0 million.  This was partially offset by a decrease in cash provided by the funding of loans, net of prepayments, of $7.9 million.  Net cash used in financing activities was $43.0 million and $73.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  The $30.2 million decrease in cash used in financing activities, between March 31, 2010 and March 31, 2011, was mainly due to an increase in cash provided by net growth of deposits of $29.0 million.

The most significant change in deposits from December 31, 2010 to March 31, 2011 occurred in time deposits over $100,000 (decreasing $32.1 million), with decreases also in NOW accounts ($20.4 million) and other time deposits ($4.8 million).  The largest increase in deposits was in savings accounts ($12.0 million), with increases also in MMDA accounts ($3.1 million) and demand deposits ($347 thousand).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis.  Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future.  Additionally, we are a member of the FHLB and, as of March 31, 2011, we had the ability to borrow from the FHLB up to a total of $252.0 million in additional funds.  We also may borrow through the Federal Reserve Bank’s discount window up to a total of $113.1 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2011, Trinity’s total risk-based capital ratio was 14.95%, the Tier 1 capital to risk-weighted assets ratio was 13.69%, and the Tier 1 capital to adjusted average assets ratio was 10.48%.  At December 31, 2010, Trinity’s total risk-based capital ratio was 14.50%, the Tier 1 capital to risk-weighted assets ratio was 13.23%, and the Tier 1 capital to average assets ratio was 9.82%.

At March 31, 2011, the Bank’s total risk-based capital ratio was 14.79%, the Tier 1 capital to risk-weighted assets ratio was 13.53%, and the Tier 1 capital to adjusted average assets ratio was 10.35%.  At December 31, 2010, the Bank’s total risk-based capital ratio was 14.26%, the Tier 1 capital to risk-weighted assets ratio was 12.99%, and the Tier 1 capital to adjusted average assets ratio was 9.64%.  The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, Trinity’s book value per common share was $13.82 and $13.58, respectively.

On August 13, 2010, the Company elected to exercise the option to defer the payment of dividends on the preferred stock issued to the U.S. Treasury under the CPP, as provided by the agreements under which the stock was issued, due for the quarterly period ending on August 16, 2010.  On November 8, 2010, the Company again elected to exercise the option to defer the payment of dividends on the Preferred Stock issues, as provided by the agreements under which the stock was issued, due for the quarterly periods ending on November 15, 2010 and February 15, 2011.  The dividend payments would normally be paid in the amount of $444,237.50 for the Company’s Series A Preferred Stock and $39,982.50 for Series B Preferred Stock for each of the quarterly periods.  On April 26, 2011, the Company’s Board of Directors elected to pay these deferred dividends in full, as well as the current dividend payable, on May 16, 2011.

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

The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of March 31, 2011:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$445,184	$428,573	$254,237	$57,910	$1,185,904
Loans held for sale	5,174	-	-	-	5,174
Investment securities	11,998	29,798	47,494	64,566	153,856
Securities purchased under agreements to resell	393	-	-	-	393
Interest-bearing deposits with banks	101,062	-	-	-	101,062
Investment in unconsolidated trusts	186	-	-	930	1,116
Total interest-earning assets	$563,997	$458,371	$301,731	$123,406	$1,447,505

Interest-bearing Liabilities:
NOW deposits	$58,474	$112,092	$-	$-	$170,566
Money market deposits	85,208	125,409	-	-	210,617
Savings deposits	131,045	187,866	-	-	318,911
Time deposits over $100,000	88,620	155,961	40,033	11,423	296,037
Time deposits under $100,000	53,191	126,092	25,086	1,899	206,268
Short-term borrowings	-	10,000	-	-	10,000
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	-	-	30,930	37,116
Total interest-bearing liabilities	$422,724	$717,420	$87,330	$46,552	$1,274,026

Rate sensitive assets (RSA)	$563,997	$1,022,368	$1,324,099	$1,447,505	1,447,505
Rate sensitive liabilities (RSL)	422,724	1,140,144	1,227,474	1,274,026	1,274,026
Cumulative GAP (GAP=RSA-RSL)	141,273	(117,776)	96,625	173,479	173,479
RSA/Total assets	37.03%	67.13%	86.94%	95.05%	95.05%
RSL/Total assets	27.76%	74.86%	80.60%	83.66%	83.66%
GAP/Total assets	9.28%	-7.73%	6.34%	11.39%	11.39%
GAP/RSA	25.05%	-11.52%	7.30%	11.98%	11.98%

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

Based on simulation modeling at March 31, 2011 and December 31, 2010, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At March 31, 2011		At December 31, 2010
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(6,705)	(12.61)%	$(5,253)	(9.95)%
+1.00	(5,456)	(10.26)	(3,363)	(6.37)
(1.00)	(1,675)	(3.15)	(1,711)	(3.24)
(2.00)	(3,446)	(6.48)	(3,426)	(6.49)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2011.

Changes in net interest income between the periods above reflect changes in the composition of interest-earning assets and interest-bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest-earning assets and interest-bearing liabilities.  Projections of income given by the model are not actual predictions, but rather show our relative interest rate risk.  Actual interest income may vary from model projections.  Note that significant declines in interest rates from the current levels are unlikely or impossible as this would result in negative interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2011.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we made no repurchases of any class of our equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

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

TRINITY CAPITAL CORPORATION

Date: May 10, 2011	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer