Form 10-Q
period 2011-06-30
TRINITY CAPITAL CORP
filed 2011-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,449,726 shares of common stock, no par value, outstanding as of August 5, 2011.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$21,603	$16,765
Interest-bearing deposits with banks	95,159	89,316
Federal funds sold and securities purchased under resell agreements	25,389	110
Cash and cash equivalents	142,151	106,191
Investment securities available for sale	143,269	162,591
Investment securities held to maturity, at amortized cost (fair value of $11,216 at June 30, 2011 and $10,951 at December 31, 2010)	10,945	11,107
Other investments	8,696	9,335
Loans held for sale	3,482	25,080
Loans (net of allowance for loan losses of $27,543 at June 30, 2011 and $28,722 at December 31, 2010)	1,168,284	1,161,216
Premises and equipment, net	29,453	30,264
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	6,292	6,736
Mortgage servicing rights, net	7,857	7,960
Other intangible assets	220	546
Other real estate owned	13,976	21,860
Prepaid expenses	4,693	6,076
Net deferred tax assets	5,706	5,587
Other assets	5,638	8,682
Total assets	$1,552,873	$1,565,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Amounts in thousands, except share and per share data)
(Continued from prior page)

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$129,407	$109,891
Interest-bearing	1,218,349	1,248,454
Total deposits	1,347,756	1,358,345
Short-term borrowings	10,000	1,152
Long-term borrowings	22,300	32,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	2,473	4,873
Other liabilities	5,442	5,990
Total liabilities	1,427,298	1,441,987

Stock owned by Employee Stock Ownership Plan (ESOP) participants; 651,914 shares and 628,914 shares at June 30, 2011 and December 31, 2010, respectively, at fair value	$10,757	$6,132
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at June 30, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	$33,913	$33,808
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at June 30, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	2,028	2,044
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 at June 30, 2011 and December 31, 2010	6,836	6,836
Additional paid-in capital	1,937	1,899
Retained earnings	80,164	83,018
Accumulated other comprehensive gain	914	692
Total stockholders' equity before treasury stock	125,792	128,297
Treasury stock, at cost, 407,074 shares at June 30, 2011 and December 31, 2010	(10,974)	(10,974)
Total stockholders' equity	114,818	117,323
Total liabilities and stockholders' equity	$1,552,873	$1,565,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$15,976	$16,638	$31,773	$33,910
Investment securities:
Taxable	675	776	1,138	1,409
Nontaxable	283	299	564	597
Federal funds sold	7	-	7	-
Other interest-bearing deposits	80	75	134	180
Investment in unconsolidated trusts	18	21	40	41
Total interest income	17,039	17,809	33,656	36,137
Interest expense:
Deposits	2,200	3,605	4,553	7,568
Short-term borrowings	64	17	104	233
Long-term borrowings	189	253	403	381
Long-term capital lease obligations	67	67	134	134
Junior subordinated debt owed to unconsolidated trusts	685	684	1,408	1,367
Total interest expense	3,205	4,626	6,602	9,683
Net interest income	13,834	13,183	27,054	26,454
Provision for loan losses	2,129	11,101	3,579	15,358
Net interest income after provision for loan losses	11,705	2,082	23,475	11,096
Other income:
Mortgage loan servicing fees	665	654	1,332	1,300
Trust fees	501	456	961	811
Loan and other fees	849	804	1,601	1,470
Service charges on deposits	429	433	812	841
Net gain on sale of loans	459	758	1,739	1,478
Net gain on sale of securities	25	-	196	47
Title insurance premiums	141	274	305	462
Other operating income	105	85	212	111
Total other income	3,174	3,464	7,158	6,520

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Amounts in thousands except per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other expenses:
Salaries and employee benefits	$5,457	$5,091	$10,958	$10,169
Occupancy	951	1,028	1,885	2,005
Data processing	932	709	1,720	1,433
Marketing	313	375	768	731
Amortization and valuation of mortgage servicing rights	501	974	804	1,283
Amortization and valuation of other intangible assets	163	97	326	222
Supplies	145	118	506	209
Loss on sale of other real estate owned	1,673	1,053	2,331	1,485
Postage	180	161	357	322
Bankcard and ATM network fees	374	335	717	498
Legal, professional and accounting fees	925	573	1,650	1,326
FDIC insurance premiums	748	934	1,509	1,832
Collection expenses	547	448	981	828
Other	754	781	1,781	1,319
Total other expense	13,663	12,677	26,293	23,662
Income (loss) before provision (benefit) for income taxes	1,216	(7,131)	4,340	(6,046)
Provision (benefit) for income taxes	447	(2,537)	1,485	(1,888)
Net income (Loss)	$769	$(4,594)	$2,855	$(4,158)
Dividends and discount accretion on preferred shares	542	528	1,084	1,057
Net income (Loss) available to common shareholders	$227	$(5,122)	$1,771	$(5,215)
Basic earnings (loss) per common share	$0.03	$(0.80)	$0.27	$(0.81)
Diluted earnings (loss) per common share	$0.03	$(0.80)	$0.27	$(0.81)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (Loss)	$2,855	$(4,158)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,526	1,551
Net amortization of:
Mortgage servicing rights	756	924
Other intangible assets	326	236
Premium and discounts on investment securities, net	928	308
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	7
Provision for loan losses	3,579	15,358
Change in mortgage servicing rights valuation allowance	48	359
Loss on disposal of premises and equipment	-	9
Net gain on sale of investment securities	(196)	(47)
Federal Home Loan Bank (FHLB) stock dividends received	(5)	(5)
Loss on venture capital investments	354	98
Net gain on sale of loans	(1,739)	(1,478)
Loss on disposal of other real estate owned	847	424
Write-down of value of other real estate owned	1,546	1,079
Decrease (increase) in other assets	4,619	(2,167)
Decrease in other liabilities	(1,967)	(1,414)
Stock options and stock appreciation rights expenses	38	72
Net cash provided by operating activities before originations and gross sales of loans held for sale	13,522	11,156
Gross sales of loans held for sale	71,343	67,237
Origination of loans held for sale	(48,707)	(65,142)
Net cash provided by operating activities	36,158	13,251

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$41,080	$50,146
Proceeds from maturities and paydowns of investment securities, held to maturity	162	165
Proceeds from maturities and paydowns of investment securities, other	470	171
Proceeds from sale of investment securities, available for sale	7,090	3,422
Purchase of investment securities, available for sale	(29,232)	(99,426)
Purchase of investment securities, other	(180)	(93)
Proceeds from sale of other real estate owned	3,493	5,063
Loans funded, net of repayments	(7,449)	22,206
Purchases of loans	(1,200)	-
Purchases of premises and equipment	(715)	(669)
Net cash provided by investing activities	13,519	(19,015)
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	47,732	(99,001)
Net (decrease) increase in time deposits	(58,321)	(7,008)
Proceeds from issuances of borrowings	-	20,000
Repayment of borrowings	(1,152)	(20,020)
Issuance of common stock	-	134
Common shares dividend payments	-	(1,739)
Preferred shares dividend payments	(1,976)	(970)
Net cash (used in) financing activities	(13,717)	(108,604)
Net increase (decrease) in cash and cash equivalents	35,960	(114,368)
Cash and cash equivalents:
Beginning of period	106,191	207,495
End of period	$142,151	$93,127

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,002	$10,077
Income taxes	$355	$72
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$3,402	$19,329
Sales of other real estate owned financed by loans	$5,400	$-
Dividends declared, not yet paid	$242	$242
Change in unrealized gain on investment securities, net of taxes	$222	$217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see consolidation accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed-stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reaching the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these consolidated financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of June 30, 2011 and December 31, 2010, the unamortized amount of the new market tax credit was $1.3 million and $1.5 million, respectively, and is included in “other investments” on the consolidated balance sheet.  The initial amount of the loan was $5.2 million.  As of June 30, 2011 and December 31, 2011, the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Center, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of June 30, 2011, the total investment was $524 thousand and is included in “other investments” on the consolidated balance sheet.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s total capital investment is expected to be $250 thousand.  As of June 30, 2011, the investment in SWMT was $67 thousand and is included in “other investments” on the consolidated balance sheet.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Comprehensive Income

Comprehensive income includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale, net of tax.  Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited; In thousands)
Net income (loss)	$769	$(4,594)	$2,855	$(4,158)
Securities available for sale:
Net unrealized gains arising during the period	422	711	544	316
Related income tax (expense)	(152)	(220)	(191)	(67)
Net securities gains reclassified into earnings	(25)	-	(196)	(47)
Related income tax benefit	9	-	65	15
Net effect on other comprehensive income for the period	254	491	222	217
Comprehensive income (loss)	$1,023	$(4,103)	$3,077	$(3,941)

Note 3. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Net income (loss)	$769	$(4,594)	$2,855	$(4,158)
Dividends and discount accretion on preferred shares	542	528	1,084	1,057
Net income (loss) available to common shareholders	$227	$(5,122)	$1,771	$(5,215)
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(411,258)	(415,071)	(411,258)	(415,541)
Weighted average common shares outstanding, net	6,445,542	6,441,729	6,445,542	6,441,259
Basic earnings (loss) per common share	$0.03	$(0.80)	$0.27	$(0.81)
Weighted average common shares outstanding including dilutive shares	6,445,542	6,441,729	6,445,542	6,441,259
Diluted earnings (loss) per common share	$0.03	$(0.80)	$0.27	$(0.81)

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market price.  The total number of shares excluded was 304,000 and 412,500 as of June 30, 2011 and June 30, 2010, respectively.

Note 4. Recent Accounting Pronouncements and Regulatory Developments

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011.  ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
U.S. Government sponsored agencies	$50,784	$222	$(1)	$51,005
States and political subdivisions	22,433	729	-	23,162
Residential mortgage-backed securities	68,619	819	(336)	69,102
Totals	$141,836	$1,770	$(337)	$143,269

December 31, 2010
U.S. Government sponsored agencies	$42,551	$184	$-	$42,735
States and political subdivisions	20,263	402	(81)	20,584
Residential mortgage-backed securities	98,692	1,194	(614)	99,272
Totals	$161,506	$1,780	$(695)	$162,591

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
States and political subdivisions	$10,945	$491	$(220)	$11,216
Totals	$10,945	$491	$(220)	$11,216

December 31, 2010
States and political subdivisions	$11,107	$91	$(247)	$10,951
Totals	$11,107	$91	$(247)	$10,951

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Non-marketable equity securities (including FRB and FHLB stock)	$7,580	$-	$-	$7,580
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$8,696	$-	$-	$8,696

December 31, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,219	$-	$-	$8,219
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,335	$-	$-	$9,335

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Gross realized gains	$28	$-	$202	$47
Gross realized losses	(3)	-	(6)	-
Net gains	$25	$-	$196	$47

A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2011 and December 31, 2010, is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2011
U.S. Government sponsored agencies	$2,500	$(1)	$-	$-	$2,500	$(1)
Residential mortgage-backed securities	26,194	(215)	7,236	(121)	33,430	(336)
Totals	$28,694	$(216)	$7,236	$(121)	$35,930	$(337)

December 31, 2010
States and political subdivisions	$3,682	$(81)	$-	$-	$3,682	$(81)
Residential mortgage-backed securities	38,796	(614)	-	-	38,796	(614)
Totals	$42,478	$(695)	$-	$-	$42,478	$(695)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2011
States and political subdivisions	$-	$-	$1,040	$(220)	$1,040	$(220)
Totals	$-	$-	$1,040	$(220)	$1,040	$(220)

December 31, 2010
States and political subdivisions	$-	$-	$1,089	$(247)	$1,089	$(247)
Totals	$-	$-	$1,089	$(247)	$1,089	$(247)

At June 30, 2011, $37.5 million in amortized cost of debt securities (representing a total of 34 different securities) had unrealized losses with aggregate depreciation of 1.5% of the Company’s amortized cost basis.  Of these securities, $8.6 million (representing 12 securities) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 4.0%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of June 30, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$18,905	$18,942	$-	$-	$150	$150
One to five years	49,502	49,967	-	-	-	-
Five to ten years	26,396	26,800	1,260	1,040	-	-
Over ten years	47,033	47,560	9,685	10,176	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,430	7,430
	$141,836	$143,269	$10,945	$11,216	$8,696	$8,696

Securities with carrying amounts of $30.1 million and $36.9 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commercial	$157,072	$149,987
Commercial real estate	433,148	425,172
Residential real estate	397,860	400,713
Construction real estate	163,159	164,721
Installment and other	46,894	51,632
Total loans	1,198,133	1,192,225
Unearned income	(2,306)	(2,287)
Gross loans	1,195,827	1,189,938
Allowance for loan losses	(27,543)	(28,722)
Net loans	$1,168,284	$1,161,216

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At June 30, 2011 and December 31, 2010, approximately 27.0% and 29.3%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The following changes in the Bank’s credit policy were made during the second quarter of 2011:

•	Language governing the Bank’s compliance with the Secure and Fair Enforcement for Mortgage Licensing act of 2008 (“SAFE” Act);

•	Clarification on conditions for the renewal of working capital and seasonal lines of credit, and renewal of Commercial Real Estate loans;

•	Clarification on the definition of lines of credit;

•	Minimum participation levels set for the Bank to participate in a loan where it is not the lead bank;

•	Underwriting standards clarified for art dealer/galleries and motion picture production/distribution loans;

•	Clarification on the basis for determining repair and maintenance reserves, if required, for commercial real estate loans;

•	Establishes the Internal Loan Committee’s discretion to require shorter amortization periods on raw land loans;

•	Additional standards established for obtaining and reviewing appraisals on real estate loans, and establishing relationships with appraisers;

•	Expansion of policy governing troubled debt restructures (“TDRs”);

•	Update of Addendum governing the Home Affordable Modification Program (“HAMP”)

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of June 30, 2011 and December 31, 2010, including non-performing loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
June 30, 2011:	(In thousands)
Commercial	$153,797	$267	$103	$2,905	$3,275	$157,072
Commercial real estate	410,806	3,824	-	18,518	22,342	433,148
Residential real estate	383,205	1,063	-	13,592	14,655	397,860
Construction real estate	143,209	485	-	19,465	19,950	163,159
Installment and other	43,120	96	340	3,338	3,774	46,894
Total loans	$1,134,137	$5,735	$443	$57,818	$63,996	$1,198,133

Nonperforming loan classification	$-	$-	$-	$57,818	$57,818	$57,818

December 31, 2010:
Commercial	$146,875	$759	$83	$2,270	$3,112	$149,987
Commercial real estate	405,393	808	-	18,971	19,779	425,172
Residential real estate	388,898	2,422	1,038	8,355	11,815	400,713
Construction real estate	141,126	717	9,628	13,250	23,595	164,721
Installment and other	47,974	156	38	3,464	3,658	51,632
Total loans	$1,130,266	$4,862	$10,787	$46,310	$61,959	$1,192,225

Nonperforming loan classification	$1,772	$600	$1,286	$46,310	$48,196	$49,968

    The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,905	$-	$2,598	$-
Commercial real estate	18,518	-	19,419	-
Residential real estate	13,592	-	10,951	-
Construction real estate	19,466	-	13,908	-
Installment and other	3,337	-	3,092	-
Total	$57,818	$-	$49,968	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011:	(In thousands)
Commercial	$151,798	$498	$4,776	$-	$157,072
Commercial real estate	393,846	6,926	32,376	-	433,148
Residential real estate	380,576	-	17,284	-	397,860
Construction real estate	135,688	4,871	22,600	-	163,159
Installment and other	43,412	-	3,482	-	46,894
Total	$1,105,320	$12,295	$80,518	$-	$1,198,133

December 31, 2010:
Commercial	$146,162	$682	$3,143	$-	$149,987
Commercial real estate	394,673	258	30,241	-	425,172
Residential real estate	387,636	151	12,926	-	400,713
Construction real estate	138,624	-	26,097	-	164,721
Installment and other	48,404	-	3,228	-	51,632
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table shows all loans, including non-performing loans, by classification and aging, as of June 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011:	(In thousands)
Current	$1,104,361	$11,161	$18,615	$-	$1,134,137
Past due 30-59 days	619	1,134	3,982	-	5,735
Past due 60-89 days	340	-	103	-	443
Past due 90 days or more	-	-	57,818	-	57,818
Total	$1,105,320	$12,295	$80,518	$-	$1,198,133

December 31, 2010:
Current	$1,111,092	$1,091	$18,083	$-	$1,130,266
Past due 30-59 days	3,903	-	959	-	4,862
Past due 60-89 days	504	-	10,283	-	10,787
Past due 90 days or more	-	-	46,310	-	46,310
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any)

	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$4,473	$2,433	$-	$4,484	$2,606	$-
Commercial real estate	18,947	18,518	-	24,442	23,901	-
Residential real estate	15,229	14,133	-	12,381	11,734	-
Construction real estate	21,503	19,465	-	19,124	15,918	-
Installment and other	4,837	3,266	-	4,460	3,117	-
With an allowance recorded:
Commercial	2,418	2,418	82	479	479	15
Commercial real estate	379	379	44	380	380	45
Residential real estate	4,821	4,821	775	3,429	3,429	338
Construction real estate	-	-	-	-	-	-
Installment and other	1,303	1,303	126	461	461	80
Total	$73,910	$66,736	$1,027	$69,640	$62,025	$478

The following table presents loans individually evaluated for impairment by class of loans for the periods shown ending June 30, 2011 and June 30, 2010, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$2,648	$4	$4,324	$1	$2,691	$9	$4,323	$10
Commercial real estate	19,053	-	25,816	-	20,392	14	25,816	-
Residential real estate	14,457	1	9,976	10	13,861	15	9,978	58
Construction real estate	20,887	354	20,956	-	20,242	357	20,954	6
Installment and other	3,076	4	3,680	3	3,039	10	3,680	8
With an allowance recorded:
Commercial	$1,766	$7	$532	$8	$1,284	$14	$2,840	$9
Commercial real estate	379	5	138	2	379	10	293	2
Residential real estate	4,245	36	2,801	42	3,899	70	4,594	51
Construction real estate	-	-	-	-	-	-	10	-
Installment and other	1,233	6	341	4	1,024	11	285	5
Total	$67,744	$417	$68,564	$70	$66,811	$510	$72,773	$149

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

Activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three months ended:
June 30, 2011:
Beginning balance	$5,582	$7,344	$4,724	$6,695	$4,039	$-	$28,384
Provision (benefit) for loan losses	214	(52)	1,352	675	(60)	-	2,129
Charge-offs	(592)	(151)	(1,089)	(1,216)	(96)	-	(3,144)
Recoveries	3	8	46	97	20	-	174
Net charge-offs	(589)	(143)	(1,043)	(1,119)	(76)	-	(2,970)
Ending balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543

June 30, 2010:
Beginning balance	$6,047	$6,077	$2,713	$6,695	$3,290	$-	$24,822
Provision (benefit) for loan losses	1,212	870	2,075	3,481	293	3,170	11,101
Charge-offs	(700)	(361)	(1,718)	(3,255)	(372)	-	(6,406)
Recoveries	11	-	66	20	44	-	141
Net charge-offs	(689)	(361)	(1,652)	(3,235)	(328)	-	(6,265)
Ending balance	$6,570	$6,586	$3,136	$6,941	$3,255	$3,170	$29,658

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Six months ended:
June 30, 2011:
Beginning balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722
Provision (benefit) for loan losses	215	513	2,911	123	135	(318)	3,579
Charge-offs	(878)	(391)	(2,194)	(1,305)	(398)	-	(5,166)
Recoveries	13	17	223	111	44	-	408
Net charge-offs	(865)	(374)	(1,971)	(1,194)	(354)	-	(4,758)
Ending balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543

June 30, 2010:
Beginning balance	$4,371	$6,316	$2,100	$8,637	$3,080	$-	$24,504
Provision for loan losses	4,176	742	4,181	1,930	1,159	3,170	15,358
Charge-offs	(2,010)	(472)	(3,220)	(3,706)	(1,057)	-	(10,465)
Recoveries	33	0	75	80	73	-	261
Net charge-offs	(1,977)	(472)	(3,145)	(3,626)	(984)	-	(10,204)
Ending balance	$6,570	$6,586	$3,136	$6,941	$3,255	$3,170	$29,658

Allocation of the allowance for loan losses, disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
June 30, 2011:
Period-end amount allocated to:
Loans individually evaluated for impairment	$82	$44	$775	$-	$126	$-	$1,027
Loans collectively evaluated for impairment	5,125	7,105	4,258	6,251	3,777	-	26,516
Ending balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543
Loans:
Individually evaluated for impairment	$4,851	$18,897	$18,954	$19,465	$4,569	$-	$66,736
Collectively evaluated for impairment	152,221	414,251	378,906	143,694	42,325	-	1,131,397
Total ending loans balance	$157,072	$433,148	$397,860	$163,159	$46,894	$-	$1,198,133

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2010:
Period-end amount allocated to:
Loans individually evaluated for impairment	$15	$45	$338	$-	$80	$-	$478
Loans collectively evaluated for impairment	5,842	6,965	3,754	7,322	4,042	319	28,244
Ending balance	$5,857	$7,010	$4,092	$7,322	$4,122	$319	$28,722
Loans:
Individually evaluated for impairment	$3,085	$24,281	$15,163	$15,918	$3,578	$-	$62,025
Collectively evaluated for impairment	146,902	400,891	385,550	148,803	48,054	-	1,130,200
Total ending loans balance	$149,987	$425,172	$400,713	$164,721	$51,632	$-	$1,192,225

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At June 30, 2011	At December 31, 2010
	(In thousands)
Construction property	$7,085	$14,872
Residential real estate	2,612	3,427
Commercial real estate	4,279	3,561
Total	$13,976	$21,860

Note 8. Short-Term Borrowings

The Company had a Federal Home Loan Bank (FHLB) advance with a maturity date of less than one year of $10.0 million as of June 30, 2011 and $1.2 million as of December 31, 2010.  As of June 30, 2011, the advance had a fixed interest rate of 2.565%.

Note 9. Long-Term Borrowings

The Company had FHLB advances with original maturity dates greater than one year of $22.3 million as of June 30, 2011 and $32.3 million as of December 31, 2010.  As of June 30, 2011, long-term borrowings consisted of the following fixed-rate advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34%	At maturity	2,300
			$22,300

Note 10. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and built a Bank office on the site.  In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank.  The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009.  The ground lease has an 8-year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease.  The ground lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease.  The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.  Lease payments for each of the three-month periods ended June 30, 2011 and 2010 were $46 thousand.  Lease payments for each of the six-month periods ended June 30, 2011 and 2010 were $92 thousand.

Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2011.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended.  As of June 30, 2011, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each of the three-month periods ended June 30, 2011 and 2010, $3 thousand of these issuance costs were amortized.  During each of the six-month periods ended June 30, 2011 and 2010, $7 thousand of these issuance costs were amortized.  Unamortized issuance costs were $263 thousand and $270 thousand at June 30, 2011 and December 31, 2010, respectively.  There were no issuance costs associated with the other trust preferred security issues.

As of June 30, 2011, Trinity was not deferring any interest payments related to the Trusts.  As of June 30, 2011 and December 31, 2010, a total of $374 thousand and $1.9 million of interest had been accrued and unpaid to securities holders, respectively.

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

At June 30, 2011 and December 31, 2010, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2011	December 31, 2010
	(In thousands)
Unfunded commitments under lines of credit	$154,424	$164,850
Commercial and standby letters of credit	13,077	14,051

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At June 30, 2011 and December 31, 2010, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $21 thousand as of June 30, 2011 and $13 thousand December 31, 2010, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  As of June 30, 2011, Trinity was current with its dividend payments.  The amount of dividends accrued and unpaid were $242 thousand and $1.2 million as of June 30, 2011 and December 31, 2010, respectively.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years. The net difference of this amortization and accretion is posted directly to capital.  During both of the three-month periods ended June 30, 2011 and June 30, 2010, a net amount of $44 thousand was accreted to equity.  During both of the six-month periods ended June 30, 2011 and June 30, 2010, a net amount of $89 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  During the three months ended June 30, 2011 and June 30, 2010, the total of these two amounts was $542 thousand and $528 thousand, respectively.  During both of the six months ended June 30, 2011 and June 30, 2010, the total of these two amounts was $1.1 million.

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

The Company’s derivative instruments outstanding at June 30, 2011 include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At June 30, 2011, the Company had notional amounts of $6.1 million in contracts with customers and $9.6 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $155 thousand as of June 30, 2011.  At December 31, 2010 the Company had notional amounts of $8.1 million in contracts with customers and $33.2 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $567 thousand and a liability of $25 thousand as of December 31, 2010.  For the three months ending June 30, 2011 and June 30, 2010, income and expenses relating to the valuation of these derivative instruments totaled $74 thousand in income and $159 thousand in expense, respectively.  For the six months ended June 30, 2011 and June 30, 2010, income and expenses relating to the valuation of these derivative instruments totaled $387 thousand in expense and $180 thousand in expense, respectively.  These amounts are included under “Other” in “Other expenses” on the consolidated statements of operations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$51,005	$-	$51,005	$-
States and political subdivisions	23,162	-	23,162	-
Residential mortgage-backed securities	69,102	-	69,102	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	155	-	155	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$-	$-	$-	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$21	$-	$21	$-

December 31, 2010

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,735	$-	$42,735	$-
States and political subdivisions	20,584	-	20,584	-
Residential mortgage-backed securities	99,272	-	99,272	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	567	-	567	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$25	$-	$25	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$13	$-	$13	$-

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than six months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

During the first six months of 2011 and the year ended December 31, 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $3.0 million and $25.2 million (utilizing Level 3 valuation inputs) during the three months ended June 30, 2011 and the year ended December 31, 2010, respectively.  Of these, $2.0 million and $13.8 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $440 thousand and $1.8 million, during the three months ended June 30, 2011 and the year ended December 31, 2010, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $2.0 million and $13.2 million in foreclosed assets were remeasured at fair value during the three months ended June 30, 2011 and the year ended December 31, 2010, respectively, resulting in a charge of $1.0 and $1.9 million to current earnings, respectively.

Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $3.4 million during the six months ended June 30, 2011.  Of these, $2.3 million were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $531 thousand during the six months ended June 30, 2011.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $5.6 million in foreclosed assets were remeasured at fair value during the six months ended June 30, 2011, resulting in a charge of $1.5 million to current earnings.

Assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 are included in the table below (in thousands):

June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$7,173	$-	$-	$7,173
Loans held for sale	75	-	75	-
Mortgage servicing rights	1,965	-	-	1,965
Non-Financial Assets:
Foreclosed assets	8,855	-	-	8,855

December 31, 2010

Financial Assets:
Impaired loans	$13,971	$-	$-	$13,971
Loans held for sale	12,786	-	12,786	-
Mortgage servicing rights	2,182	-	-	2,182
Non-Financial Assets:
Foreclosed assets	13,794	-	-	13,794

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$21,603	$21,603	$16,765	$16,765
Interest-bearing deposits with banks	95,159	95,159	89,316	89,316
Federal funds sold and securities purchased under resell agreements	25,389	25,389	110	110
Investments:
Available for sale	143,269	143,269	162,591	162,591
Held to maturity	10,945	11,216	11,107	10,951
Other investments	8,696	8,696	9,335	9,335
Loans held for sale	3,482	3,506	25,080	25,223
Loans, net	1,168,284	1,190,029	1,161,216	1,170,701
Accrued interest receivable	6,292	6,292	6,736	6,736
Mortgage servicing rights	7,857	8,401	7,960	8,585

Financial liabilities:
Non-interest bearing deposits	$129,407	$129,407	$109,891	$109,891
Interest bearing deposits	1,218,349	1,223,654	1,248,454	1,253,836
Short-term borrowings	10,000	10,129	1,152	1,155
Long-term borrowings	22,300	23,793	32,300	33,886
Junior subordinated debt owed to unconsolidated trusts	37,116	18,533	37,116	18,506
Accrued interest payable	2,473	2,473	4,873	4,873

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

Ongoing Regulatory Developments. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management has been following the rulemaking pursuant to the Act and assessing the probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, much of which has been delayed, it is difficult to precisely anticipate the Act’s overall financial impact on the Company and the Bank at this time.

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

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of June 30, 2011, mortgage loans serviced for others totaled $1.0 billion.  The net carrying amount of the MSRs on these loans total $7.9 million as of June 30, 2011.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$9,145	$8,330	$9,030	$8,525
Servicing rights originated and capitalized	203	373	701	680
Amortization	(373)	(422)	(756)	(924)
	$8,975	$8,281	$8,975	$8,281

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$(990)	$(685)	$(1,070)	$(878)
Aggregate reductions credited to operations	-	-	80	332
Aggregate additions charged to operations	(128)	(552)	(128)	(691)
	$(1,118)	$(1,237)	$(1,118)	$(1,237)

The fair values of the MSRs were $8.4 million and $8.6 million on June 30, 2011 and December 31, 2010, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of June 30, 2011, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Prepayment Standard Assumption (PSA) speed	230.00%	233.33%
Discount rate	10.75	10.75
Earnings rate	2.03	2.17

Overview

Despite continued weak national and state economic conditions, compared to historic levels, the Company’s net income increased $5.4 million (116.7%) from a loss of $(4.6 million) in the second quarter of 2010 to income of $769 thousand in the second quarter of 2011.  Net income available to common shareholders increased $5.3 million (104.4%) from a loss of $(5.1 million) in the second quarter of 2010 to income of $227 thousand in the second quarter of 2011.  The increase in net income was mainly due to a decrease in the provision for loan losses of $9.0 million from $11.1 million in 2010 to $2.1 million in 2011.

Net income for the second quarter of 2011 was down $1.3 million (63.1%) from the first quarter of 2011, dropping from $2.1 million to $769 thousand.  The primarily reason for this drop was an increase in non-interest expenses of $1.0 million (8.2%) and a decrease in non-interest income of $810 thousand (20.3%).  The main reason for the increase in non-interest expenses was due to an increase in the loss on sale of other real estate owned.  The main reason for the decrease in non-interest income was due to a decrease in the net gains on the sale of loans.

During the first six months of 2011, net income totaled $2.9 million, an increase of $7.0 million (168.7%) from a net loss of $(4.2 million) during the first six months of 2010.  Net income available to common shareholders increased $7.0 million (134.0%) to a total of $1.8 million during the first six months of 2011, up from a loss of $(5.2 million) during the first six months of 2010.  The increase in net income was mainly due to a decrease in the provision for loan losses of $11.8 million (76.7%).

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

A major fire near the Los Alamos town site in late June necessitated an evacuation of all of Los Alamos and the temporary closure of the Bank’s main office.  However, the impact on the operations and earnings of the Bank was minimal, and service to the Bank’s customers at the offices in Santa Fe and White Rock was uninterrupted.

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

At June 30, 2011, the Bank believed that it had fully addressed the provisions of the Agreement.  The Bank will continue taking the necessary actions to continue its compliance with the Agreement.  A copy of the Agreement was filed as part of the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $3.3 million during the second quarter of 2011, a decrease of $625 thousand from $4.0 million during the same period in 2010.  Net income available to common shareholders for the second quarter of 2011 increased to $227 thousand or $0.03 per share, compared to a net loss available to common shareholders for the same period in 2010 of $(5.1 million) or a loss of $(0.80) per common share, an increase of $5.3 million (104.4%) in net income available to common shareholders and an increase in earnings per share of $0.83 (103.8%).  This increase in net income available to common shareholders was primarily due to a decrease in provision for loan losses of $9.0 million (80.8%) and an increase in net interest income of $651 thousand (4.9%).  The decrease in provision for loan losses was primarily due to a decrease in net charge-offs in the second quarter of 2011 compared to the second quarter of 2010, and improving asset quality as indicated by the allowance for loan loss analysis.  The increase in net interest income was primarily due to a decline in interest expense, which was partially offset by a decline in interest income, due to a drop in interest rates from the prior period.

Partially offsetting these items was an increase in non-interest expenses of $986 thousand (7.8%) and a decrease in non-interest income of $290 thousand (8.4%).  Non-interest expense increased primarily due to an increase in the loss on sale of other real estate owned of $620 thousand, an increase in salaries and employee benefits of $366 thousand, an increase in legal, professional and accounting fees of $352 thousand and an increase in data processing expenses of $223 thousand.  These increases were partially offset by a decrease in the amortization and valuation of mortgage servicing rights of $473 and a decrease in FDIC insurance premiums of $186 thousand.  The increase in the loss on sale of other real estate owned was due to a higher volume of foreclosed property being sold and written down to new appraisal values.  The increase in salaries and employee benefits was primarily due to an increase in the number of employees, as well as normal wage increases.  The increase in legal, professional and accounting fees was primarily due to an increase in fees associated with collecting on loans.  The increase in data processing fees was primarily due to computer supplies expensed during the period.  The decrease in the amortization and valuation of mortgage servicing rights was primarily due to a decrease in the valuation allowance between the two periods.  The decrease in non-interest income was primarily due to a decrease in net gain on sale of loans of $299 thousand.  Provision for income taxes increased $3.0 million (117.6%) due to higher pre-tax income.

The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $7.9 million during the first six months of 2011, a decrease of $1.4 million (15.0%) from $9.3 million during the first six months of 2010.  Net income available to common shareholders for the first six months of 2011 increased to $1.8 million or $0.27 per share, compared to a net loss available to common shareholders for the same period in 2010 of $(5.2 million) or a loss of $(0.81) per common share, an increase of $7.0 million (134.0%) in net income available to common shareholders and an increase in earnings per share of $1.08 (133.3%).  This increase in net income available to common shareholders was primarily due to a decrease in provision for loan losses of $11.8 million (76.7%), an increase in non-interest income of $638 thousand (9.8%) and an increase in net interest income of $600 thousand (2.3%).  The decrease in provision for loan losses was primarily due to a decrease in net charge-offs in the first six months of 2011 compared to the first six months of 2010, and improving asset quality as indicated by the allowance for loan loss analysis.  The increase in non-interest income was primarily due to an increase in the net gain on sale of loans of $261 thousand, an increase in trust fee income of $150 thousand and an increase in the net gain on sale of securities of $149 thousand.  The increase in net interest income was primarily due to a decline in interest expense, which was partially offset by a decline in interest income, due to a drop in interest rates from the prior period.

Partially offsetting these items was an increase in non-interest expenses of $2.6 million (11.1%).  Non-interest expense increased primarily due to an increase in the loss on sale of other real estate owned of $846 thousand, an increase in salaries and employee benefits of $789 thousand, an increase in miscellaneous other expenses of $462 thousand, an increase in legal, professional and accounting fees of $324 thousand and an increase in supplies expenses of $297 thousand.  The increase in the loss on sale of other real estate owned was due to a higher volume of foreclosed property being sold and written down to new appraisal values.  The increase in salaries and employee benefits was primarily due to an increase in the number of employees, as well as normal wage increases.  The increase in miscellaneous other expenses was primarily due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details).  The increase in legal, professional and accounting fees was primarily due to an increase in fees associated with collecting on loans.  The increase in supplies expense was primarily due to the purchase of a large volume of small value supplies that were expensed upon purchase rather than tracked in inventory.  Provision for income taxes increased $3.4 million (178.7%) due to higher pre-tax income.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,182,732	$15,976	5.42%	$1,210,503	$16,638	5.51%
Taxable investment securities	125,083	675	2.16	139,192	776	2.24
Investment securities exempt from federal income taxes (2)	33,427	462	5.54	37,497	482	5.16
Federal funds sold	7,661	7	0.37	124	-	-
Other interest-bearing deposits	122,349	80	0.26	119,150	75	0.25
Investment in unconsolidated trust subsidiaries	1,116	18	6.47	1,116	21	7.55
Total interest-earning assets	1,472,368	17,218	4.69	1,507,582	17,992	4.79
Non-interest-earning assets	77,075			86,698
Total assets	$1,549,443			$1,594,280

Interest-bearing Liabilities:
Deposits:
NOW deposits	$148,079	$63	0.17%	$119,828	$67	0.22%
Money market deposits	248,006	120	0.19	206,264	126	0.25
Savings deposits	328,301	137	0.17	351,323	241	0.28
Time deposits over $100,000	295,938	1,169	1.58	418,263	2,115	2.03
Time deposits under $100,000	204,735	711	1.39	215,821	1,056	1.96
Short-term borrowings	10,000	64	2.57	1,215	17	5.61
Long-term borrowings	22,300	189	3.40	32,300	253	3.14
Long-term capital lease obligations	2,211	67	12.15	2,211	67	12.15
Junior subordinated debt owed to unconsolidated trusts	37,116	685	7.40	37,116	684	7.39
Total interest-bearing liabilities	1,296,686	3,205	0.99	1,384,341	4,626	1.34
Demand deposits--non-interest-bearing	58,876			46,231
Other non-interest-bearing liabilities	68,229			41,863
Stockholders' equity, including stock owned by ESOP	125,652			121,845
Total liabilities and stockholders equity	$1,549,443			$1,594,280
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$14,013	3.70%		$13,366	3.45%
Net interest margin on a fully tax-equivalent basis(4)			3.82%			3.56%
Net interest margin(4)			3.77%			3.51%

(1)
Average loans include non-accrual loans of $59.9 million and $64.4 million for June 30, 2011 and 2010, respectively.  Interest income includes loan origination fees of $331 thousand and $456 thousand for the three months ended June 30, 2011 and 2010, respectively.

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

    For the second quarter of 2011, net interest income on a fully tax-equivalent basis increased $647 thousand (4.8%) compared to the second quarter of 2010, increasing from $13.4 million in 2010 to $14.0 million in 2011.  The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $1.4 million (30.7%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $744 thousand (4.3%).  Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 35 basis points, which accounted for a decrease in interest expense of $827 thousand.  There was also a decrease in average interest-bearing liabilities of $87.7 million (6.3%), which accounted for a decrease of $594 thousand in interest expense.  Interest income on a full tax-equivalent basis decreased primarily due to a decrease in average interest-earning assets of $35.2 million (2.3%), which accounted for a decrease in interest income on a fully tax-equivalent basis of $507 thousand.  There was also a decrease in the yield on interest-earning assets of 10 basis points, which accounted for a decrease of $267 thousand in interest income on a fully tax-equivalent basis.  The net interest margin expressed on a fully tax-equivalent basis increased 26 basis points to 3.82% for the quarter ended June 30, 2011 from 3.56% for the quarter ended June 30, 2010.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,187,110	$31,773	5.40%	$1,223,197	$33,910	5.59%
Taxable investment securities	129,584	1,138	1.77	127,817	1,409	2.22
Investment securities exempt from federal income taxes (2)	33,100	920	5.60	37,494	963	5.18
Federal funds sold	3,964	7	0.36	316	-	-
Other interest-bearing deposits	106,243	134	0.25	128,813	180	0.28
Investment in unconsolidated trust subsidiaries	1,116	40	7.23	1,116	41	7.41
Total interest-earning assets	1,461,117	34,012	4.69	1,518,753	36,503	4.85
Non-interest-earning assets	78,122			86,867
Total assets	$1,539,239			$1,605,620

Interest-bearing Liabilities:
Deposits:
NOW deposits	$137,563	$112	0.16	$111,102	$137	0.25%
Money market deposits	250,714	239	0.19	208,942	263	0.25
Savings deposits	319,794	264	0.17	361,203	508	0.28
Time deposits over $100,000	298,242	2,443	1.65	408,576	4,473	2.21
Time deposits under $100,000	206,581	1,495	1.46	215,567	2,187	2.05
Short-term borrowings	8,631	104	2.43	10,028	233	4.69
Long-term borrowings	23,681	403	3.43	23,473	381	3.27
Long-term capital lease obligations	2,211	134	12.22	2,211	134	12.22
Junior subordinated debt owed to unconsolidated trusts	37,116	1,408	7.65	37,116	1,367	7.43
Total interest-bearing liabilities	1,284,533	6,602	1.04	1,378,218	9,683	1.42

Demand deposits--non-interest-bearing	$56,309			$46,017
Other non-interest-bearing liabilities	73,186			58,847
Stockholders' equity, including stock owned by ESOP	125,211			122,538
Total liabilities and stockholders equity	$1,539,239			$1,605,620
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$27,410	3.66%		$26,820	3.43%
Net interest margin on a fully tax-equivalent basis(4)			3.78%			3.56%
Net interest margin(4)			3.73%			3.51%

(1)
Average loans include non-accrual loans of $57.5 million and $61.1 million for June 30, 2011 and 2010, respectively.  Interest income includes loan origination fees of $738 thousand and $920 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

For the first six months of 2011, net interest income on a fully tax-equivalent basis increased $590 thousand (2.2%) compared to the first six months of 2010, increasing from $26.8 million in 2010 to $27.4 million in 2011.  The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $3.1 million (31.8%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $2.5 million (6.8%).  Interest expense decreased mainly due to a decrease in the cost on interest-bearing liabilities of 38 basis points, which accounted for a decrease in interest expense of $1.9 million.  There was also a decrease in average interest-earning assets of $93.7 million (6.8%), which accounted for a decrease of $1.1 million in interest expense.  Interest income on a full tax-equivalent basis decreased primarily due to a decrease in the yield on interest-earning assets of 16 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $1.4 million.  There was also a decrease in average interest-earning assets of $57.6 million (3.8%), which accounted for a decrease of $1.1 million in interest income on a fully tax-equivalent basis.  The net interest margin expressed on a fully tax-equivalent basis increased 22 basis points to 3.78% for the six months ended June 30, 2011 from 3.56% for the six months ended June 30, 2010.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net interest income	$13,834	$13,183	$27,054	$26,454
Tax-equivalent adjustment to net interest income	179	183	356	366
Net interest income, fully tax-equivalent basis	$14,013	$13,366	$27,410	$26,820

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Compared to 2010			2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(378)	$(284)	$(662)	$(984)	$(1,153)	$(2,137)
Taxable investment securities	(77)	(24)	(101)	19	(290)	(271)
Investment securities exempt from federal income taxes(1)	(54)	34	(20)	(118)	75	(43)
Federal funds sold	-	7	7	-	7	7
Other interest bearing deposits	2	3	5	(29)	(17)	(46)
Investment in unconsolidated trust subsidiaries	-	(3)	(3)	-	(1)	(1)
Total increase (decrease) in interest income	$(507)	$(267)	$(774)	$(1,112)	$(1,379)	$(2,490)
Interest-bearing Liabilities:
Now deposits	$14	$(18)	$(4)	$28	$(53)	$(25)
Money market deposits	23	(29)	(6)	47	(71)	(24)
Savings deposits	(15)	(89)	(104)	(53)	(191)	(244)
Time deposits over $100,000	(541)	(405)	(946)	(1,051)	(979)	(2,030)
Time deposits under $100,000	(52)	(293)	(345)	(88)	(604)	(692)
Short-term borrowings	61	(14)	47	(28)	(101)	(129)
Long-term borrowings,	(84)	20	(64)	3	19	22
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	1	1	-	41	41
Total increase (decrease) in interest expense	$(594)	$(827)	$(1,421)	$(1,142)	$(1,939)	$(3,081)
Increase (decrease) in net interest income	$87	$560	$647	$30	$560	$590
____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Net difference	2011	2010	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$665	$654	$11	$1,332	$1,300	$32
Trust fees	501	456	45	961	811	150
Loan and other fees	849	804	45	1,601	1,470	131
Service charges on deposits	429	433	(4)	812	841	(29)
Net gain on sale of loans	459	758	(299)	1,739	1,478	261
Net gain on sale of securities	25	-	25	196	47	149
Title insurance premiums	141	274	(133)	305	462	(157)
Other operating income	105	85	20	212	111	101
	$3,174	$3,464	$(290)	$7,158	$6,520	$638

In the second quarter of 2011, other income decreased from the second quarter of 2010 by $(290 thousand) (8.4%) from $3.5 million to $3.2 million.  Net gain on sale of loans decreased $299 thousand (39.4%) primarily due to a decrease in the volume of loans sold from the second quarter of 2010 to the second quarter of 2011.  Title insurance premiums decreased $133 thousand (48.5%) due to a lower volume of title insurance policies being written during the second quarter of 2011 when compared to the same period in 2010.  Both of these items decreased due to a general slowdown of mortgage refinance activity from the second quarter of 2010 to the same period in 2011.

In the first six months of 2011, other income increased $638 thousand (9.8%) from $6.5 million to $7.2 million.  Net gain on sale of loans increased $261 thousand (17.7%) primarily due to an increase in the volume of loans sold from the first six months of 2010 to the same period in 2011 (due to loans sold in the first quarter, as the volume of loans sold during the second quarter of 2011 was lower than the volume sold during the second quarter of 2010).  Title insurance premiums decreased $157 thousand (34.0%) due to a lower volume of title insurance policies being written during the first six months of 2011 when compared to the same period in 2010.  Trust fees increased $150 thousand (18.5%) primarily due to an increase in the total assets under trust management from 2010 to 2011.  Net gain on sale of securities increased $149 thousand (317.0%) primarily due to a higher volume of securities sold during the first six months of 2011 than were sold during the same period in 2010.  Loans and other fees increased $131 thousand (8.9%) primarily due to an increase in fees generated from ATM and debit card transactions, which was a result of the continued increase in debit card transactions.

Other Expenses. Changes in other expenses between the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Net difference	2011	2010	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,457	$5,091	$366	$10,958	$10,169	$789
Occupancy	951	1,028	(77)	1,885	2,005	(120)
Data processing	932	709	223	1,720	1,433	287
Marketing	313	375	(62)	768	731	37
Amortization and valuation of mortgage servicing rights	501	974	(473)	804	1,283	(479)
Amortization and valuation of other intangible assets	163	97	66	326	222	104
Supplies	145	118	27	506	209	297
Loss on sale of other real estate owned	1,673	1,053	620	2,331	1,485	846
Postage	180	161	19	357	322	35
Bankcard and ATM network fees	374	335	39	717	498	219
Legal, professional and accounting fees	925	573	352	1,650	1,326	324
FDIC insurance premiums	748	934	(186)	1,509	1,832	(323)
Collection expenses	547	448	99	981	828	153
Other	754	781	(27)	1,781	1,319	462
	$13,663	$12,677	$986	$26,293	$23,662	$2,631

For the second quarter of 2011, other expenses increased $986 (7.8%) to $13.7 million in 2011 from $12.7 million in the second quarter of 2010.  Loss on sale of other real estate owned increased $620 thousand (58.9%) primarily due to a higher volume of write-downs and sales of other real estate owned during 2011 compared to 2010.  The amortization and valuation of mortgage servicing rights decreased $473 thousand (48.6%) primarily due to a reduction in the valuation allowance associated with these servicing rights.  Salaries and employee benefits increased $366 thousand (7.2%) primarily due to an increase in the total number of full-time equivalent employees and normal increases in pay.  Legal, professional and accounting fees increased $352 thousand (61.4%) primarily due to legal expenses associated with work performed in the collection of non-performing assets.  Data processing expenses increased $223 thousand (31.5%) primarily due to computer supplies expensed during the period, which is not expected to continue.  FDIC insurance premiums decreased $186 thousand (19.9%) primarily due to a decrease in total deposits between the two periods.

For the first six months of 2011, other expenses increased $2.6 million (11.1%) to $26.3 million in 2011 from $23.7 million in the first six months of 2010.  Loss on sale of other real estate owned increased $846 thousand (57.0%) primarily due to a higher volume of write-downs and sales of other real estate owned during 2011 compared to 2010.  Salaries and employee benefits increased $789 thousand (7.8%) primarily due to an increase in the total number of full-time equivalent employees and normal increases in pay.  The amortization and valuation of mortgage servicing rights decreased $479 thousand (37.3%) primarily due to a reduction in the valuation allowance associated with these servicing rights.  Miscellaneous other expenses increased $462 thousand (35.0%) primarily due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details).  Legal, professional and accounting fees increased $324 thousand (24.4%) primarily due to legal expenses associated with work performed in the collection of non-performing assets.  FDIC insurance premiums decreased $323 thousand (17.6%) primarily due to a decrease in total deposits between the two periods.  Supplies expense increased $297 thousand (142.1%) primarily due to the purchase of a large volume of small value supplies that were expensed upon purchase rather than tracked in inventory.

Income Taxes. In the second quarter of 2011, provision for income tax expense increased $3.0 million (117.6%) from the second quarter of 2010, from a benefit of $(2.5 million) in 2010 to an expense of $447 thousand in 2011.  This was due to greater pretax earnings in the second quarter of 2011 compared to the second quarter of 2010.  The effective tax rate increased from 35.6% to 36.8% between the two periods.  The main reason for this increase in effective tax rate was due to the permanent tax differences being a smaller percentage of the pretax earnings in 2011 than in 2010, as permanent differences were relatively unchanged but pre-tax income was significantly greater in 2011 compared to 2010.

In the first six months of 2011, provision for income tax expense increased $3.4 million (178.7%) from the first six months of 2010, from a benefit of $(1.9 million) in 2010 to an expense of $1.5 million in 2011.  This was due to greater pretax earnings in the first six months of 2011 compared to the same period in 2010.  The effective tax rate increased from 31.2% to 34.2% between the two periods.  The main reason for this increase in effective tax rate was due to the permanent tax differences being a smaller percentage of the pretax earnings in 2011 than in 2010, as permanent differences were relatively unchanged but pre-tax income was significantly greater in 2011 compared to 2010.

Financial Condition

General. Total assets at June 30, 2011, were $1.6 billion, a decrease of $12.6 million (0.8%) from December 31, 2010.  Loans held for sale decreased $21.6 million (86.1%) as the volume of loans originated to be sold was below the sales of such loans during the first six months of 2011.  Total investment securities decreased $20.1 million (11.0%) as securities were sold during the period or matured without replacement.  Partially offsetting these decreases was an increase in cash and cash equivalents of $36.0 million (33.9%) as some of the cash generated from the maturities and sales of investment securities and the sales of loans held for sale increased liquid funds.  Much of this decrease in total assets corresponded with a decrease in deposits of $10.6 million (0.8%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining the same levels of cash and investments.  This drop was due to shedding core deposits, but rather in large certificates of deposit, many of which were re-invested in the markets through the Bank’s Investment Services department.  Total liabilities decreased $14.7 million (1.0%) during the first six months of 2011, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) increased by $2.1 million (1.7%) mainly due to an increase in retained earnings.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$50,784	$51,005	$42,551	$42,735	$85,114	$85,281
States and political subdivisions	22,433	23,162	20,263	20,584	26,550	27,056
Residential mortgage-backed securities	68,619	69,102	98,692	99,272	70,453	70,332
Total securities available for sale	$141,836	$143,269	$161,506	$162,591	$182,117	$182,669
Securities Held to Maturity
States and political subdivisions	$10,945	$11,216	$11,107	$10,951	$11,271	$11,424
Total securities held to maturity	$10,945	$11,216	$11,107	$10,951	$11,271	$11,424
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,580	$7,580	$8,219	$8,219	$8,281	$8,281
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$8,696	$8,696	$9,335	$9,335	$9,397	$9,397

The Company had a total of $68.6 million in Collateralized Mortgage Obligations (“CMOs”) as of June 30, 2011.  All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of June 30, 2011, the ratings of these securities ranged from AAA to Baa3.  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other-than-temporary basis.  As of June 30, 2011, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$157,072	13.11%	$149,987	12.58%	$135,111	11.35%
Commercial real estate	433,148	36.15	425,172	35.66	429,500	36.09
Residential real estate	397,860	33.21	400,713	33.61	414,389	34.82
Construction real estate	163,159	13.62	164,721	13.82	158,663	13.33
Installment and other	46,894	3.91	51,632	4.33	52,501	4.41
Total loans	1,198,133	100.00	1,192,225	100.00	1,190,164	100.00
Unearned income	(2,306)		(2,287)		(2,117)
Gross loans	1,195,827		1,189,938		1,188,047
Allowance for loan losses	(27,543)		(28,722)		(29,658)
Net loans	$1,168,284		$1,161,216		$1,158,389

Total loans increased $5.9 million (0.5%) from December 31, 2010 to June 30, 2011, remaining at $1.2 billion.  The increase was primarily in the commercial real estate and commercial non-real estate loan portfolios, which was partially offset by decrease in all other loan portfolio.  Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2010 filed with the SEC on March 10, 2011.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At June 30, 2011	At December 31, 2010	At June 30, 2010
	(Dollars in thousands)
Non-accruing loans	$57,818	$49,968	$52,010
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	57,818	49,968	52,010
Other real estate owned	13,976	21,860	29,513
Other repossessed assets	1,153	420	389
Total non-performing assets	$72,947	$72,248	$81,912
Restructured loans, still accruing interest	8,918	5,588	4,633
Total non-performing loans to total loans	4.83%	4.19%	4.37%
Allowance for loan losses to non-performing loans	47.64%	57.48%	57.02%
Total non-performing assets to total assets	4.70%	4.62%	5.24%

At June 30, 2011, total non-performing assets increased $699 thousand (1.0%) to $72.9 million from $72.2 million at December 31, 2010, primarily due to an increase in non-accruing loans of $7.9 million (15.7%) and an increase in other repossessed assets of $733 thousand (174.5%), which was largely offset by a decrease in other real estate owned of $7.9 million (36.1%).  Non-accruing loans increased mainly due to a single large construction loan relationship being placed on non-accrual status.  The decrease in other real estate owned was primarily due to the sale of a large tract of undeveloped lots during the second quarter, which resulted in a charge to loss on sale of other real estate owned of $904 thousand for the quarter.  Prior period losses recorded on this property totaled $827 thousand.  Loans with specifically identified losses as of June 30, 2011, totaled $8.9 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $1.0 million.  As of June 30, 2011, all collateral-dependent impaired loans have been charged down to value of the collateral, as determined by the Bank.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $11.3 million and $6.5 million as of June 30, 2011 and December 31, 2010, respectively.  Those restructured loans considered to be performing loans totaled $8.9 million and $5.6 million as of June 30, 2011 and December 31, 2010, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$28,384	$24,822	$28,722	$24,504
Provision for loan losses	2,129	11,101	3,579	15,358
Total charge-offs	(3,144)	(6,406)	(5,166)	(10,465)
Total recoveries	174	141	408	261
Net charge-offs	(2,970)	(6,265)	(4,758)	(10,204)
Balance at end of period	$27,543	$29,658	$27,543	$29,658

Gross loans at end of period	$1,195,827	$1,188,047	$1,195,827	$1,188,047
Ratio of allowance to total loans	2.30%	2.49%	2.30%	2.49%
Ratio of net charge-offs to average loans(1)	1.01%	2.08%	0.81%	1.68%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended June 30, 2011, totaled $3.0 million, a decrease of $3.3 million (52.6%), from $6.3 million for the three months ended June 30, 2010.  The majority of the net charge-offs were construction real estate ($1.1 million), residential real estate ($1.0 million) and commercial non-real estate ($589 thousand).  The decrease in net charge-offs for the second quarter of 2011 compared to the same period in 2010 was primarily due to decreases in net charge-offs in the construction real estate portfolio of $2.1 million and the residential real estate portfolio of $609 thousand.  The provision for loan losses decreased $9.0 million (80.8%) based upon management’s estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,207	13.11%	$5,857	12.58%	$6,570	11.35%
Commercial and residential real estate	12,182	69.36	11,102	69.27	9,722	70.91
Construction real estate	6,251	13.62	7,322	13.82	6,941	13.33
Installment and other	3,903	3.91	4,122	4.33	3,255	4.41
Unallocated	-	N/A	319	N/A	3,170	N/A
Total	$27,543	100.00%	$28,722	100.00%	$29,658	100.00%

The allowance for loan losses decreased $2.1 million (7.1%) from June 30, 2010 to June 30, 2011.  This was mainly due to a decrease in the unallocated portion of the allowance and a decrease in the portion allocated to commercial non-real estate loans.  The unallocated portion decreased $3.2 million (100.0%) mainly due to increased certainty of the size and categories of probable loan losses.  The allocation for commercial non-real estate loans decreased $1.3 million (20.4%) mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $1.6 million.  These decreases were partially offset by increases in the allocation for commercial and residential real estate of $2.5 million (25.3%), mainly due to an increase in the allocation for historical loss experience (based on regression analysis) of $2.0 million.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired as of June 30, 2011 were $66.7 million.  Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount.  Impaired loans identified as cash-flow dependent had a total of $1.1 million in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the Bank’s established policy.  Overall, management’s outlook for the New Mexico economy after modest growth at the end of 2010 is that the economy will likely add jobs in 2011 and continue a trend of moderate growth thereafter.  For 2011, we expect employment growth of only 0.8%, and less than 1.5% per year in the following two years.  We anticipate that the economy will not recover its 2007 employment level until 2014.  The national housing market continued its long decline to its lowest point in a decade; however, the local bank markets had an uptick in sales.  In the second quarter of 2011, sales of homes in Albuquerque were up by 4% and in Santa Fe up 7.9%.  The median sales price in Albuquerque decreased 8% from last year; however, the median sales price in Santa Fe increased 7.3%.  While the weak housing market and expiration of ARRA infrastructure spending, in construction is unlikely to stimulate rapid economic growth in 2011, the local market appears to be stabilizing and improving without the federal stimulus.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At June 30, 2011	At December 31, 2010	At June 30, 2010
	(In thousands)
Performing loans classified as:
Substandard	$22,700	$25,667	$23,514
Doubtful	-	-	-
Total performing adversely classified loans	$22,700	$25,667	$23,514
Special mention loans	$12,295	$1,091	$699

Total performing adversely classified loans decreased $814 thousand (3.5%) from June 30, 2010 to June 30, 2011.  This was primarily due to a decrease in classified construction loans of $8.1 million (72.0%) and a decrease in classified commercial non-real estate loans of $792 thousand (29.8%), which was largely offset by increases in classified commercial real estate loans of $5.3 million (62.1%) and classified residential real estate loans of $2.7 million (270.1%).  Performing classified construction loans decreased largely due to the placing of a single large loan on non-accrual status.  Performing classified commercial non-real estate loans decreased primarily due to the upgrading of a single large commercial loan.  Performing classified commercial real estate loans increased primarily due to the downgrading of a single commercial real estate loan.  Performing classified residential real estate increased primarily due to the downgrading of ten separate residential credits. Special mention loans increased $11.6 million (1,658.9%) between June 30, 2010 and June 30, 2011, primarily due to the downgrading of three larger commercial credits (two in residential development for infrastructure and one in hotel lodging.)  As of June 30, 2011, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $36.2 million and $13.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively, an increase in cash provided of $22.9 million between the two periods.  This increase was primarily due to a decrease in cash used in the origination of loans held for sale of $16.4 million and an increase in cash provided by the sale of these loans of $4.1 million.  Net cash provided by investing activities was $13.5 million and $(19.0) million for the six months ended June 30, 2011 and June 30, 2010, respectively.  The $32.5 million increase in cash provided by investing activities was largely due to a decrease in cash used in the purchase of investment securities of $70.1 million, which was partially offset by an increase in the cash used in the funding of loans (net of repayments) of $29.7 million and a decrease in cash provided by the maturities and paydowns of investment securities of $8.8 million.  Net cash used in financing activities was $13.7 million and $108.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively.  The $94.9 million decrease in cash used in financing activities, between June 30, 2010 and June 30, 2011, was mainly due to an increase in cash provided by net growth of deposits of $95.4 million.

The most significant change in deposits from December 31, 2010 to June 30, 2011 occurred in time deposits over $100,000 (decreasing $52.0 million), with decreases also in MMDA accounts ($26.7 million) and other time deposits ($6.3 million).  The largest increase in deposits was in NOW accounts ($41.2 million), with increases also in savings accounts ($22.3 million) and demand deposits ($10.9 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis.  Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future.  Additionally, we are a member of the FHLB and, as of June 30, 2011, we had the ability to borrow from the FHLB up to a total of $240.5 million in additional funds.  We also may borrow through the Federal Reserve Bank’s discount window up to a total of $107.1 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At June 30, 2011, Trinity’s total risk-based capital ratio was 14.81%, the Tier 1 capital to risk-weighted assets ratio was 13.55%, and the Tier 1 capital to adjusted average assets ratio was 10.35%.  At December 31, 2010, Trinity’s total risk-based capital ratio was 14.50%, the Tier 1 capital to risk-weighted assets ratio was 13.23%, and the Tier 1 capital to average assets ratio was 9.82%.

At June 30, 2011, the Bank’s total risk-based capital ratio was 14.53%, the Tier 1 capital to risk-weighted assets ratio was 13.26%, and the Tier 1 capital to adjusted average assets ratio was 10.12%.  At December 31, 2010, the Bank’s total risk-based capital ratio was 14.26%, the Tier 1 capital to risk-weighted assets ratio was 12.99%, and the Tier 1 capital to adjusted average assets ratio was 9.64%.  The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, Trinity’s book value per common share was $13.90 and $13.58, respectively.

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

The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of June 30, 2011:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$516,931	$443,324	$172,300	$63,272	$1,195,827
Loans held for sale	3,482	-	-	-	3,482
Investment securities	28,156	16,133	58,482	59,023	161,794
Securities purchased under agreements to resell	25,389	-	-	-	25,389
Interest-bearing deposits with banks	95,159	-	-	-	95,159
Investment in unconsolidated trusts	186	-	-	930	1,116
Total interest-earning assets	$669,303	$459,457	$230,782	$123,225	$1,482,767

Interest-bearing Liabilities:
NOW deposits	$88,856	$143,265	$-	$-	$232,121
Money market deposits	70,813	105,205	-	-	176,018
Savings deposits	134,963	194,278	-	-	329,241
Time deposits over $100,000	63,380	148,610	49,019	15,192	276,201
Time deposits under $100,000	47,887	128,429	24,384	4,068	204,768
Short-term borrowings	-	10,000	-	-	10,000
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	6,186	-	-	30,930	37,116
Total interest-bearing liabilities	$412,085	$729,787	$95,614	$52,490	$1,289,976
Rate sensitive assets (RSA)	$669,303	$1,128,760	$1,359,542	$1,482,767	1,482,767
Rate sensitive liabilities (RSL)	412,085	1,141,872	1,237,486	1,289,976	1,289,976
Cumulative GAP (GAP=RSA-RSL)	257,218	(13,112)	122,056	192,791	192,791
RSA/Total assets	43.10%	72.69%	87.55%	95.49%	95.49%
RSL/Total assets	26.54%	73.53%	79.69%	83.07%	83.07%
GAP/Total assets	16.56%	(0.84)%	7.86%	12.42%	12.42%
GAP/RSA	38.43%	(1.16)%	8.98%	13.00%	13.00%

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

Based on simulation modeling at June 30, 2011 and December 31, 2010, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At June 30, 2011		At December 31, 2010
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(5,663)	(10.56)%	$(5,253)	(9.95)%
+1.00	(5,481)	(10.22)	(3,363)	(6.37)
(1.00)	(80)	(0.15)	(1,711)	(3.24)
(2.00)	(118)	(0.22)	(3,426)	(6.49)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at June 30, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of June 30, 2011.

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

During the second quarter of 2011, we made no repurchases of any class of our equity securities.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: August 9, 2011	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer