Form 10-Q
period 2011-09-30
TRINITY CAPITAL CORP
filed 2011-11-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,449,726 shares of common stock, no par value, outstanding as of November 4, 2011.

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$17,309	$16,765
Interest-bearing deposits with banks	36,868	89,316
Securities purchased under resell agreements	20,322	110
Cash and cash equivalents	74,499	106,191
Investment securities available for sale	136,122	162,591
Investment securities held to maturity, at amortized cost (fair value of $11,861 at September 30, 2011 and $10,951 at December 31, 2010)	10,863	11,107
Other investments	8,992	9,335
Loans held for sale	21,036	25,080
Loans (net of allowance for loan losses of $27,177 at September 30, 2011 and $28,722 at December 31, 2010)	1,158,484	1,161,216
Premises and equipment, net	29,258	30,264
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	5,426	6,736
Mortgage servicing rights, net	6,322	7,960
Other intangible assets	57	546
Other real estate owned	14,898	21,860
Prepaid expenses	4,247	6,076
Net deferred tax assets	6,980	5,587
Other assets	3,438	8,682
Total assets	$1,482,833	$1,565,442

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Amounts in thousands, except share and per share data)
(Continued from prior page)

	September 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$138,755	$109,891
Interest-bearing	1,138,376	1,248,454
Total deposits	1,277,131	1,358,345
Short-term borrowings	10,000	1,152
Long-term borrowings	22,300	32,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	2,180	4,873
Other liabilities	6,732	5,990
Total liabilities	1,357,670	1,441,987

Commitments and contingencies (Note 12)
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 643,675 shares and 628,914 shares at September 30, 2011 and December 31, 2010, respectively, at fair value	$6,759	$6,132
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	$33,965	$33,808
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	2,020	2,044
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 at September 30, 2011 and December 31, 2010	6,836	6,836
Additional paid-in capital	1,957	1,899
Retained earnings	84,705	83,018
Accumulated other comprehensive (loss) gain	(105)	692
Total stockholders' equity before treasury stock	129,378	128,297
Treasury stock, at cost, 407,074 shares at September 30, 2011 and December 31, 2010	(10,974)	(10,974)
Total stockholders' equity	118,404	117,323
Total liabilities and stockholders' equity	$1,482,833	$1,565,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$15,788	$17,963	$47,561	$51,873
Investment securities:
Taxable	636	747	1,774	2,156
Nontaxable	268	285	832	882
Federal funds sold	48	-	55	-
Other interest-bearing deposits	38	74	172	254
Investment in unconsolidated trusts	21	21	61	62
Total interest income	16,799	19,090	50,455	55,227
Interest expense:
Deposits	2,046	3,281	6,599	10,849
Short-term borrowings	64	18	168	251
Long-term borrowings	189	253	592	634
Long-term capital lease obligations	67	67	201	201
Junior subordinated debt owed to unconsolidated trusts	684	694	2,092	2,061
Total interest expense	3,050	4,313	9,652	13,996
Net interest income	13,749	14,777	40,803	41,231
Provision for loan losses	1,300	500	4,879	15,858
Net interest income after provision for loan losses	12,449	14,277	35,924	25,373
Other income:
Mortgage loan servicing fees	650	659	1,982	1,959
Trust fees	489	442	1,450	1,253
Loan and other fees	832	759	2,433	2,229
Service charges on deposits	408	372	1,220	1,213
Net gain on sale of loans	600	1,590	2,339	3,068
Net gain on sale of securities	861	-	1,057	47
Title insurance premiums	251	308	556	770
Other operating income	174	198	386	309
Total other income	4,265	4,328	11,423	10,848

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Amounts in thousands except per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other expenses:
Salaries and employee benefits	$5,636	$5,152	$16,594	$15,321
Occupancy	1,013	1,089	2,898	3,094
Data processing	895	686	2,615	2,119
Marketing	377	306	1,145	1,037
Amortization and valuation of mortgage servicing rights	1,808	1,304	2,612	2,587
Amortization and valuation of other intangible assets	163	110	489	332
Supplies	92	102	598	311
Loss on sale of other real estate owned	530	1,938	2,861	3,423
Postage	153	164	510	486
Bankcard and ATM network fees	397	361	1,114	859
Legal, professional and accounting fees	783	896	2,433	2,222
FDIC insurance premiums	256	638	1,765	2,470
Collection expenses	491	446	1,472	1,274
Other	724	16	2,505	1,335
Total other expense	13,318	13,208	39,611	36,870
Income (loss) before provision for income taxes	3,396	5,397	7,736	(649)
Provision for income taxes	1,680	1,947	3,165	59
Net income (loss)	$1,716	$3,450	$4,571	$(708)
Dividends and discount accretion on preferred shares	529	532	1,613	1,589
Net income (loss) available to common shareholders	$1,187	$2,918	$2,958	$(2,297)
Basic earnings (loss) per common share	$0.19	$0.45	$0.46	$(0.36)
Diluted earnings (loss) per common share	$0.19	$0.45	$0.46	$(0.36)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$4,571	$(708)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,264	2,283
Net amortization of:
Mortgage servicing rights	1,124	1,280
Other intangible assets	489	347
Premium and discounts on investment securities, net	1,257	641
Junior subordinated debt owed to unconsolidated trusts issuance costs	10	10
Provision for loan losses	4,879	15,858
Change in mortgage servicing rights valuation allowance	1,488	1,307
Loss on disposal of premises and equipment	-	9
Net (gain) on sale of investment securities	(1,057)	(47)
Federal Home Loan Bank (FHLB) stock dividends received	(7)	(7)
Loss on venture capital investments	457	99
Net gain on sale of loans	(2,339)	(3,068)
Loss on disposal of other real estate owned	1,057	1,762
Write-down of value of other real estate owned	1,868	1,692
Decrease in other assets	8,712	238
(Decrease) in other liabilities	(1,615)	(1,139)
Stock options and stock appreciation rights expenses	58	109
Net cash provided by operating activities before originations and gross sales of loans held for sale	23,216	20,666
Gross sales of loans held for sale	94,525	128,261
Origination of loans held for sale	(89,116)	(135,106)
Net cash provided by operating activities	28,625	13,821

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$75,469	$101,830
Proceeds from maturities and paydowns of investment securities, held to maturity	245	248
Proceeds from maturities and paydowns of investment securities, other	470	171
Proceeds from sale of investment securities, available for sale	20,507	3,422
Purchase of investment securities, available for sale	(70,958)	(119,769)
Purchase of investment securities, other	(577)	(392)
Proceeds from sale of other real estate owned	1,380	13,497
Loans funded, net of repayments	1,145	20,512
Purchases of loans	(1,914)	-
Purchases of premises and equipment	(1,258)	(932)
Net cash provided by investing activities	24,509	18,587
Cash Flows From Financing Activities
Net (decrease) in demand deposits, NOW accounts and savings accounts	(16,695)	(22,801)
Net (decrease) in time deposits	(64,519)	(47,742)
Proceeds from issuances of borrowings	-	20,000
Repayment of borrowings	(1,152)	(20,030)
Purchase of treasury stock	-	(8)
Issuance of common stock for stock option plan	-	134
Common shares dividend payments	-	(1,739)
Preferred shares dividend payments	(2,460)	(970)
Net cash (used in) financing activities	(84,826)	(73,156)
Net (decrease) in cash and cash equivalents	(31,692)	(40,748)
Cash and cash equivalents:
Beginning of period	106,191	207,495
End of period	$74,499	$166,747

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,345	$13,797
Income taxes	$810	$510
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$6,886	$19,868
Transfers from loans to repossessed assets	$1,279	$-
Sales of other real estate owned financed by loans	$9,543	$-
Dividends declared, not yet paid	$887	$730
Change in unrealized gain on investment securities, net of taxes	$(797)	$538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see consolidation accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed-stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reaching the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these consolidated financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of September 30, 2011 and December 31, 2010, the unamortized amount of the new market tax credit was $1.3 million and $1.5 million, respectively, and is included in “other investments” on the consolidated balance sheet.  The initial amount of the loan was $5.2 million.  As of September 30, 2011 and December 31, 2010, the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Center, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of September 30, 2011, the total investment was $574 thousand and is included in “other investments” on the consolidated balance sheet.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s total capital investment is expected to be $250 thousand.  As of September 30, 2011, the investment in SWMT was $181 thousand and is included in “other investments” on the consolidated balance sheet.

The business activities of the Company consist solely of the operations of its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Comprehensive Income

Comprehensive income includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale, net of tax.  Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited; in thousands)
Net income (loss)	$1,716	$3,450	$4,571	$(708)
Securities available for sale:
Net unrealized (losses) gains arising during the period	(736)	494	(192)	810
Related income tax benefit (expense)	152	(173)	20	(221)
Net securities gains reclassified into earnings	(861)	-	(1,057)	(47)
Related income tax benefit	426	-	432	(4)
Net effect on other comprehensive income (loss) for the period	(1,019)	321	(797)	538
Comprehensive income (loss)	$697	$3,771	$3,774	$(170)

Note 3. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Net income (loss)	$1,716	$3,450	$4,571	$(708)
Dividends and discount accretion on preferred shares	529	532	1,613	1,589
Net income (loss) available to common shareholders	$1,187	$2,918	$2,958	$(2,297)
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(407,013)	(407,074)	(412,667)
Weighted average common shares outstanding, net	6,449,726	6,449,787	6,449,726	6,444,133
Basic earnings (loss) per common share	$0.19	$0.45	$0.46	$(0.36)
Weighted average common shares outstanding including dilutive shares	6,449,726	6,449,787	6,449,726	6,444,133
Diluted earnings (loss) per common share	$0.19	$0.45	$0.46	$(0.36)

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market price.  The total number of shares excluded was 304,000 and 412,500 as of September 30, 2011 and September 30, 2010, respectively.

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 was effective for the Company on July 1, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 did not have a significant impact on the Company’s financial statements.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
U.S. Government sponsored agencies	$59,097	$283	$(46)	$59,334
States and political subdivisions	5,971	83	-	6,054
Residential mortgage-backed securities	71,218	356	(840)	70,734
Totals	$136,286	$722	$(886)	$136,122

December 31, 2010
U.S. Government sponsored agencies	$42,551	$184	$-	$42,735
States and political subdivisions	20,263	402	(81)	20,584
Residential mortgage-backed securities	98,692	1,194	(614)	99,272
Totals	$161,506	$1,780	$(695)	$162,591

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
States and political subdivisions	$10,863	$1,194	$(196)	$11,861
Totals	$10,863	$1,194	$(196)	$11,861

December 31, 2010
States and political subdivisions	$11,107	$91	$(247)	$10,951
Totals	$11,107	$91	$(247)	$10,951

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
Non-marketable equity securities (including FRB and FHLB stock)	$7,876	$-	$-	$7,876
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$8,992	$-	$-	$8,992

December 31, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,219	$-	$-	$8,219
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,335	$-	$-	$9,335

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Gross realized gains	$862	$-	$1,064	$47
Gross realized losses	(1)	-	(7)	-
Net gains	$861	$-	$1,057	$47

A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2011 and December 31, 2010, is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2011
U.S. Government sponsored agencies	$15,956	$(46)	$-	$-	$15,956	$(46)
Residential mortgage-backed securities	35,853	(736)	7,677	(104)	43,530	(840)
Totals	$51,809	$(782)	$7,677	$(104)	$59,486	$(886)

December 31, 2010
States and political subdivisions	$3,682	$(81)	$-	$-	$3,682	$(81)
Residential mortgage-backed securities	38,796	(614)	-	-	38,796	(614)
Totals	$42,478	$(695)	$-	$-	$42,478	$(695)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2011
States and political subdivisions	$-	$-	$1,222	$(196)	$1,222	$(196)
Totals	$-	$-	$1,222	$(196)	$1,222	$(196)

December 31, 2010
States and political subdivisions	$-	$-	$1,089	$(247)	$1,089	$(247)
Totals	$-	$-	$1,089	$(247)	$1,089	$(247)

At September 30, 2011, $61.8 million in amortized cost of debt securities (representing a total of 50 different securities) had unrealized losses with aggregate depreciation of 1.8% of the Company’s amortized cost basis.  Of these securities, $9.2 million (representing 15 securities) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 3.3%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of September 30, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$7,265	$7,290	$-	$-	$150	$150
One to five years	63,759	64,034	-	-	-	-
Five to ten years	13,808	13,772	1,222	1,026	-	-
Over ten years	51,454	51,026	9,641	10,835	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,726	7,726
	$136,286	$136,122	$10,863	$11,861	$8,992	$8,992

Securities with carrying amounts of $21.7 million and $36.9 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans

Loans consisted of:

	At September 30, 2011	At December 31, 2010
	(In thousands)
Commercial	$143,715	$149,987
Commercial real estate	439,111	425,172
Residential real estate	390,504	400,713
Construction real estate	155,812	164,721
Installment and other	58,821	51,632
Total loans	1,187,963	1,192,225
Unearned income	(2,302)	(2,287)
Gross loans	1,185,661	1,189,938
Allowance for loan losses	(27,177)	(28,722)
Net loans	$1,158,484	$1,161,216

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At September 30, 2011 and December 31, 2010, approximately 28.0% and 29.3%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

There were no changes made in the Bank’s credit policy during the third quarter of 2011.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of September 30, 2011 and December 31, 2010, including non-performing loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
September 30, 2011:	(In thousands)
Commercial	$141,287	$-	$-	$2,428	$2,428	$143,715
Commercial real estate	417,642	-	-	21,469	21,469	439,111
Residential real estate	377,828	2,251	16	10,409	12,676	390,504
Construction real estate	136,658	1,528	269	17,357	19,154	155,812
Installment and other	55,328	252	62	3,179	3,493	58,821
Total loans	$1,128,743	$4,031	$347	$54,842	$59,220	$1,187,963

Nonperforming loan classification	$3,558	$491	$16	$54,842	$55,349	$58,907

December 31, 2010:
Commercial	$146,875	$759	$83	$2,270	$3,112	$149,987
Commercial real estate	405,393	808	-	18,971	19,779	425,172
Residential real estate	388,898	2,422	1,038	8,355	11,815	400,713
Construction real estate	141,126	717	9,628	13,250	23,595	164,721
Installment and other	47,974	156	38	3,464	3,658	51,632
Total loans	$1,130,266	$4,862	$10,787	$46,310	$61,959	$1,192,225

Nonperforming loan classification	$1,772	$600	$1,286	$46,310	$48,196	$49,968

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,497	$-	$2,598	$-
Commercial real estate	22,434	-	19,419	-
Residential real estate	12,231	-	10,951	-
Construction real estate	18,278	-	13,908	-
Installment and other	3,467	-	3,092	-
Total	$58,907	$-	$49,968	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of September 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011:	(In thousands)
Commercial	$138,226	$276	$5,213	$-	$143,715
Commercial real estate	398,767	2,399	37,945	-	439,111
Residential real estate	372,871	-	17,633	-	390,504
Construction real estate	122,772	11,126	21,914	-	155,812
Installment and other	55,129	-	3,692	-	58,821
Total	$1,087,765	$13,801	$86,397	$-	$1,187,963

December 31, 2010:
Commercial	$146,162	$682	$3,143	$-	$149,987
Commercial real estate	394,673	258	30,241	-	425,172
Residential real estate	387,636	151	12,926	-	400,713
Construction real estate	138,624	-	26,097	-	164,721
Installment and other	48,404	-	3,228	-	51,632
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table shows all loans, including non-performing loans, by classification and aging, as of September 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011:	(In thousands)
Current	$1,083,770	$13,515	$31,458	$-	$1,128,743
Past due 30-59 days	3,875	75	81	-	4,031
Past due 60-89 days	120	211	16	-	347
Past due 90 days or more	-	-	54,842	-	54,842
Total	$1,087,765	$13,801	$86,397	$-	$1,187,963

December 31, 2010:
Current	$1,111,092	$1,091	$18,083	$-	$1,130,266
Past due 30-59 days	3,903	-	959	-	4,862
Past due 60-89 days	504	-	10,283	-	10,787
Past due 90 days or more	-	-	46,310	-	46,310
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	September 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$4,821	$2,428	$-	$4,484	$2,606	$-
Commercial real estate	22,514	22,123	-	24,442	23,901	-
Residential real estate	13,648	12,425	-	12,381	11,734	-
Construction real estate	19,702	18,278	-	19,124	15,918	-
Installment and other	4,667	3,287	-	4,460	3,117	-
With an allowance recorded:
Commercial	2,908	1,819	57	479	479	15
Commercial real estate	673	603	58	380	380	45
Residential real estate	8,668	8,406	955	3,429	3,429	338
Construction real estate	234	234	-	-	-	-
Installment and other	1,316	800	203	461	461	80
Total	$79,151	$70,403	$1,273	$69,640	$62,025	$478

The following table presents loans individually evaluated for impairment by class of loans for the periods shown ending September 30, 2011 and September 30, 2010, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$2,212	$21	$3,252	$1,271	$2,531	$30	$2,878	$1,281
Commercial real estate	20,588	-	21,714	-	20,457	14	20,833	-
Residential real estate	13,153	8	10,418	15	13,625	23	12,713	73
Construction real estate	19,582	-	13,667	-	20,022	357	18,050	6
Installment and other	3,146	3	3,574	13	3,075	13	3,217	21
With an allowance recorded:
Commercial	$2,118	$20	$749	$-	$1,562	$34	$1,106	$9
Commercial real estate	491	3	274	3	416	13	344	5
Residential real estate	6,613	64	3,538	44	4,804	134	3,779	95
Construction real estate	117	1	-	-	39	1	-	-
Installment and other	1,052	5	475	8	1,033	16	841	13
Total	$69,072	$125	$57,661	$1,354	$67,564	$635	$63,761	$1,503

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

Activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2011:
Beginning balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543
Provision (benefit) for loan losses	(414)	839	788	97	(11)	1	1,300
Charge-offs	(488)	(303)	(702)	(438)	(60)	-	(1,991)
Recoveries	157	50	38	52	28	-	325
Net charge-offs	(331)	(253)	(664)	(386)	(32)	-	(1,666)
Ending balance	$4,462	$7,735	$5,157	$5,962	$3,860	$1	$27,177

Three Months Ended September 30, 2010:
Beginning balance	$6,570	$6,586	$3,136	$6,941	$3,255	$3,170	$29,658
Provision (benefit) for loan losses	(3,328)	1,597	1,731	1,919	755	(2,174)	500
Charge-offs	(931)	(572)	(1,273)	(1,256)	(472)	-	(4,504)
Recoveries	3,041	-	106	-	43	-	3,190
Net charge-offs	2,110	(572)	(1,167)	(1,256)	(429)	-	(1,314)
Ending balance	$5,352	$7,611	$3,700	$7,604	$3,581	$996	$28,844

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2011:
Beginning balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722
Provision (benefit) for loan losses	(199)	1,352	3,699	220	124	(317)	4,879
Charge-offs	(1,366)	(694)	(2,896)	(1,743)	(458)	-	(7,157)
Recoveries	170	67	261	163	72	-	733
Net charge-offs	(1,196)	(627)	(2,635)	(1,580)	(386)	-	(6,424)
Ending balance	$4,462	$7,735	$5,157	$5,962	$3,860	$1	$27,177

Nine Months Ended September 30, 2010:
Beginning balance	$4,371	$6,316	$2,100	$8,637	$3,080	$-	$24,504
Provision (benefit) for loan losses	848	2,339	5,911	3,850	1,914	996	15,858
Charge-offs	(2,941)	(1,044)	(4,491)	(4,963)	(1,529)	-	(14,968)
Recoveries	3,074	-	180	80	116	-	3,450
Net charge-offs	133	(1,044)	(4,311)	(4,883)	(1,413)	-	(11,518)
Ending balance	$5,352	$7,611	$3,700	$7,604	$3,581	$996	$28,844

Allocation of the allowance for loan losses, disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
September 30, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$57	$58	$955	$-	$203	$-	$1,273
Loans collectively evaluated for impairment	4,405	7,677	4,202	5,962	3,657	1	25,904
Ending balance	$4,462	$7,735	$5,157	$5,962	$3,860	$1	$27,177
Loans:
Individually evaluated for impairment	$4,247	$22,726	$20,831	$18,512	$4,087	$-	$70,403
Collectively evaluated for impairment	139,468	416,385	369,673	137,300	54,734	-	1,117,560
Total ending loans balance	$143,715	$439,111	$390,504	$155,812	$58,821	$-	$1,187,963

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2010
Period-end amount allocated to:
Loans individually evaluated for impairment	$15	$45	$338	$-	$80	$-	$478
Loans collectively evaluated for impairment	5,842	6,965	3,754	7,322	4,042	319	28,244
Ending balance	$5,857	$7,010	$4,092	$7,322	$4,122	$319	$28,722
Loans:
Individually evaluated for impairment	$3,085	$24,281	$15,163	$15,918	$3,578	$-	$62,025
Collectively evaluated for impairment	146,902	400,891	385,550	148,803	48,054	-	1,130,200
Total ending loans balance	$149,987	$425,172	$400,713	$164,721	$51,632	$-	$1,192,225

Troubled debt restructures (“TDRs”) are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following loans were restructured during the periods indicated:

	Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings
Commercial	1	$104	$35	$-
Commercial real estate	1	119	50	6
Residential real estate	7	2,590	2,588	74
Construction real estate	2	234	234	-
Installment and other	9	292	208	95
Total	20	$3,339	$3,115	$175

	Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings
Commercial	8	$2,073	$1,701	$39
Commercial real estate	1	119	50	6
Residential real estate	18	4,848	4,729	394
Construction real estate	2	234	234	-
Installment and other	12	736	460	129
Total	41	$8,010	$7,174	$568

The following loans that were restructured during the previous twelve months subsequently defaulted during the periods indicated:

Three Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Specific reserves allocated
(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	1	$401	$-
Commercial real estate	-	-	-
Residential real estate	-	-	-
Construction real estate	-	-	-
Installment and other	-	-	-
Total	1	$401	-

Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Specific reserves allocated
(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	1	$401	$-
Commercial real estate	-	-	-
Residential real estate	-	-	-
Construction real estate	-	-	-
Installment and other	-	-	-
Total	1	$401	-

As of September 30, 2011 and December 31, 2010, the Bank had no commitments to lend additional funds to debtors who also had restructured loans.

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At September 30, 2011	At December 31, 2010
	(In thousands)
Construction property	$7,689	$14,872
Residential real estate	3,011	3,427
Commercial real estate	4,198	3,561
Total	$14,898	$21,860

Note 8. Short-Term Borrowings

The Company had a Federal Home Loan Bank (FHLB) advance with a maturity date of less than one year of $10.0 million as of September 30, 2011 and $1.2 million as of December 31, 2010.  As of September 30, 2011, the advance had a fixed interest rate of 2.565%.

Note 9. Long-Term Borrowings

The Company had FHLB advances with original maturity dates greater than one year of $22.3 million as of September 30, 2011 and $32.3 million as of December 31, 2010.  As of September 30, 2011, long-term borrowings consisted of the following fixed-rate advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34%	At maturity	2,300
			$22,300

Note 10. Long-term Capital Lease Obligations

The Company is leasing land in Santa Fe and built a Bank office on the site.  In July of 2009, Trinity sold the improvements to the Bank and entered into a sublease with the Bank.  The construction of the office was completed in October of 2009, and the new office opened on October 19, 2009.  The ground lease has an 8-year term, expiring in 2014, and contains an option to purchase the land for a price certain at the termination of the initial term of the lease.  The ground lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease.  The principal due on the note at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.  Lease expense for each of the three-month periods ended September 30, 2011 and 2010 were $46 thousand.  Lease expense for each of the nine-month periods ended September 30, 2011 and 2010 were $139 thousand.

Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of September 30, 2011.

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.03% (variable)	6.88%		2.00% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.03% (variable)	6.88%	21	2.00% (variable)

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended.  As of September 30, 2011, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each of the three-month periods ended September 30, 2011 and 2010, $3 thousand of these issuance costs were amortized.  During each of the nine-month periods ended September 30, 2011 and 2010, $10 thousand of these issuance costs were amortized.  Unamortized issuance costs were $260 thousand and $270 thousand at September 30, 2011 and December 31, 2010, respectively.  There were no issuance costs associated with the other trust preferred security issues.

As of September 30, 2011, Trinity was not deferring any interest payments related to the Trusts.  As of September 30, 2011 and December 31, 2010, a total of $188 thousand and $1.9 million of interest had been accrued and unpaid to securities holders, respectively.

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

At September 30, 2011 and December 31, 2010, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2011	December 31, 2010
	(In thousands)
Unfunded commitments under lines of credit	$154,259	$164,850
Commercial and standby letters of credit	14,401	14,051

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

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At September 30, 2011 and December 31, 2010, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $23 thousand as of September 30, 2011 and $13 thousand December 31, 2010, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  As of September 30, 2011, Trinity was current with its dividend payments.  The amount of dividends accrued and unpaid were $242 thousand and $1.2 million as of September 30, 2011 and December 31, 2010, respectively.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years.  The net difference of this amortization and accretion is posted directly to capital.  During both of the three-month periods ended September 30, 2011 and 2010, a net amount of $44 thousand was accreted to equity.  During both of the nine-month periods ended September 30, 2011 and 2010, a net amount of $133 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  During the three months ended September 30, 2011 and 2010, the total of these two amounts was $529 thousand and $532 thousand, respectively.  During both of the nine months ended September 30, 2011 and 2010, the total of these two amounts was $1.6 million.

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

The Company’s derivative instruments outstanding at September 30, 2011 include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At September 30, 2011, the Company had notional amounts of $14.8 million in contracts with customers and $35.8 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $383 thousand and a liability of $180 thousand as of September 30, 2011.  At December 31, 2010, the Company had notional amounts of $8.1 million in contracts with customers and $33.2 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $567 thousand and a liability of $25 thousand as of December 31, 2010.  For the three months ending September 30, 2011 and 2010, income and expenses relating to the valuation of these derivative instruments totaled $48 thousand and $372 thousand in income, respectively.  For the nine months ended September 30, 2011 and 2010, income and expenses relating to the valuation of these derivative instruments totaled $339 thousand in expense and $422 thousand in income, respectively.  These amounts are included under “Other” in “Other expenses” on the consolidated statements of operations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$59,334	$-	$59,334	$-
States and political subdivisions	6,054	-	6,054	-
Residential mortgage-backed securities	70,734	-	70,734	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	383	-	383	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$180	$-	$180	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-

December 31, 2010

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,735	$-	$42,735	$-
States and political subdivisions	20,584	-	20,584	-
Residential mortgage-backed securities	99,272	-	99,272	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	567	-	567	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$25	$-	$25	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$13	$-	$13	$-

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than six months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

During the first nine months of 2011 and the year ended December 31, 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $3.5 million and $25.2 million (utilizing Level 3 valuation inputs) during the three months ended September 30, 2011 and the year ended December 31, 2010, respectively.  Of these, $3.0 million and $13.8 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $550 thousand and $1.8 million, during the three months ended September 30, 2011 and the year ended December 31, 2010, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $2.2 million and $13.2 million in foreclosed assets were remeasured at fair value during the three months ended September 30, 2011 and the year ended December 31, 2010, respectively, resulting in a charge of $322 thousand and $1.9 million to current earnings, respectively.

Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $6.9 million during the nine months ended September 30, 2011.  Of these, $5.3 million were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.1 million during the nine months ended September 30, 2011.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $6.0 million in foreclosed assets were remeasured at fair value during the nine months ended September 30, 2011, resulting in a charge of $1.9 million to current earnings.

Assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 are included in the table below (in thousands):

September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$11,393	$-	$-	$11,393
Loans held for sale	-	-	-	-
Mortgage servicing rights	6,283	-	-	6,283
Non-Financial Assets:
Foreclosed assets	11,218	-	-	11,218

December 31, 2010

Financial Assets:
Impaired loans	$13,971	$-	$-	$13,971
Loans held for sale	12,786	-	12,786	-
Mortgage servicing rights	2,182	-	-	2,182
Non-Financial Assets:
Foreclosed assets	13,794	-	-	13,794

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$17,309	$17,309	$16,765	$16,765
Interest-bearing deposits with banks	36,868	36,868	89,316	89,316
Federal funds sold and securities purchased under resell agreements	20,322	20,322	110	110
Investments:
Available for sale	136,122	136,122	162,591	162,591
Held to maturity	10,863	11,861	11,107	10,951
Other investments	8,992	8,992	9,335	9,335
Loans held for sale	21,036	21,555	25,080	25,223
Loans, net	1,158,484	1,169,082	1,161,216	1,170,701
Accrued interest receivable	5,426	5,426	6,736	6,736
Mortgage servicing rights	6,322	6,401	7,960	8,585

Financial liabilities:
Non-interest bearing deposits	$138,755	$138,755	$109,891	$109,891
Interest bearing deposits	1,138,376	1,145,282	1,248,454	1,253,836
Short-term borrowings	10,000	10,071	1,152	1,155
Long-term borrowings	22,300	24,434	32,300	33,886
Junior subordinated debt owed to unconsolidated trusts	37,116	15,375	37,116	18,506
Accrued interest payable	2,180	2,180	4,873	4,873

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

This report contains certain financial information determined by methods other than in accordance with GAAP.  These measures include net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares; net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis.  Management uses these non-GAAP measures in its analysis of the Company’s performance.  Net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares represents net income on the normal daily operations of the Company.  The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net Interest Income.”

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

Management analyzed portfolio growth, anticipated charge-offs and recoveries along with probable risk rating changes to adequately fund an appropriate reserve for the quarter.  Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of September 30, 2011, mortgage loans serviced for others totaled $979.5 million.  The net carrying amount of the MSRs on these loans total $6.3 million as of September 30, 2011.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$8,975	$8,281	$9,030	$8,525
Servicing rights originated and capitalized	273	621	974	1,301
Amortization	(368)	(356)	(1,124)	(1,280)
	$8,880	$8,546	$8,880	$8,546

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$(1,118)	$(1,237)	$(1,070)	$(878)
Aggregate reductions credited to operations	-	-	80	332
Aggregate additions charged to operations	(1,440)	(948)	(1,568)	(1,639)
	$(2,558)	$(2,185)	$(2,558)	$(2,185)

The fair values of the MSRs were $6.4 million and $8.6 million on September 30, 2011 and December 31, 2010, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of September 30, 2011, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Prepayment Standard Assumption (PSA) speed	318.33%	233.33%
Discount rate	10.75	10.75
Earnings rate	1.26	2.17

Overview

The Company’s net income decreased $1.8 million (50.3%) from $3.5 million in the third quarter of 2010 to income of $1.7 million in the third quarter of 2011.  Net income available to common shareholders also decreased $1.7 million (59.3%) from $2.9 million in the third quarter of 2010 to $1.2 million in the third quarter of 2011.  The decrease in net income was mainly due to a decrease in net interest income of $1.1 million from $14.8 million in 2010 to $13.7 million in 2011, and an increase in the provision of loan losses of $800 thousand from $500 thousand in 2010 to $1.3 million in 2011.

Net income for the third quarter of 2011 increased $418 thousand (54.4%) from the second quarter of 2011, increasing from $769 thousand to $1.7 million.  The primarily reason for this increase was an increase in non-interest income of $1.0 million (34.4%) and a decrease in the provision for loan losses of $829 thousand (38.9%).  The main reason for the increase in non-interest income was due to an increase in the gain on sale of securities.

During the first nine months of 2011, net income totaled $4.6 million, an increase of $5.3 million (745.6%) from a net loss of $(708 thousand) during the first nine months of 2010.  Net income available to common shareholders increased $5.3 million (228.8%) to a total of $3.0 million during the first nine months of 2011, up from a loss of $(2.3 million) during the first nine months of 2010.  The increase in net income was mainly due to a decrease in the provision for loan losses of $11.0 million (69.2%), which was partially offset by an increase in non-interest expenses of $2.7 million (7.4%).  The increase in non-interest expenses was mainly due to an increase in salaries and employee benefits.

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

At September 30, 2011, the Bank believed that it had fully addressed the provisions of the Agreement.  The Bank will continue taking the necessary actions to continue its compliance with the Agreement.  A copy of the Agreement was filed as part of the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Results of Operations

General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $4.7 million during the third quarter of 2011, a decrease of $1.2 million from $5.9 million during the same period in 2010.  Net income available to common shareholders for the third quarter of 2011 decreased to $1.2 million or $0.19 per share, compared to $2.9 million or $0.45 per share for the same period in 2010, a decrease of $1.7 million (59.3%) in net income available to common shareholders and a decrease in earnings per share of $0.26 (57.8%).  The decrease in net income available to common shareholders was primarily due to a decrease in net interest income of $1.0 million (7.0%) and an increase in the provision for loan losses of $800 thousand (160.0%).  Both of these items were primarily due to the collection of a large loan during the third quarter of 2010 that had been previously charged-off, which resulted in the recovery of $2.9 million in the allowance for loan losses and a recovery of $1.3 million in interest income; there was no such large recovery during 2011.

The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $12.6 million during the first nine months of 2011, a decrease of $2.6 million (17.1%) from $15.2 million during the first nine months of 2010.  Net income available to common shareholders for the first nine months of 2011 increased to $3.0 million or $0.46 per share, compared to a net loss available to common shareholders for the same period in 2010 of $(2.3 million) or a loss of $(0.36) per common share, an increase of $5.3 million (228.8%) in net income available to common shareholders and an increase in earnings per share of $0.82 (227.8%).  This increase in net income available to common shareholders was primarily due to a decrease in provision for loan losses of $11.0 million (69.2%), which was partially offset by an increase in non-interest expenses of $2.7 million (7.4%).  The decrease in provision for loan losses was primarily due to a decrease in net charge-offs in the first nine months of 2011 compared to the first nine months of 2010, and improving asset quality as indicated by the allowance for loan loss analysis.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.3 million (8.3%) and an increase in miscellaneous other expenses of $1.2 million (87.6%).  The increase in salaries and employee benefits was primarily due to an increase in the number of employees, as well as normal wage increases.  The increase in miscellaneous other expenses was primarily due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details) as well as an increase in other losses arising from the sale of non-real estate repossessed assets.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,192,970	$15,788	5.25%	$1,192,390	$17,963	5.98%
Taxable investment securities	122,475	636	2.06	152,808	747	1.94
Investment securities exempt from federal income taxes (2)	30,327	381	4.98	33,429	463	5.49
Federal funds sold	19,891	48	0.96	167	-	-
Other interest-bearing deposits	65,431	38	0.23	116,035	74	0.25
Investment in unconsolidated trust subsidiaries	1,116	21	7.47	1,116	21	7.47
Total interest-earning assets	1,432,210	16,912	4.68	1,495,945	19,268	5.11
Non-interest-earning assets	67,910			87,968
Total assets	$1,500,120			$1,583,913

Interest-bearing Liabilities:
Deposits:
NOW deposits	$135,197	$62	0.18%	$120,871	$60	0.20%
Money market deposits	229,854	104	0.18	205,822	110	0.21
Savings deposits	317,368	133	0.17	352,050	251	0.28
Time deposits over $100,000	285,657	1,066	1.48	394,767	1,850	1.86
Time deposits under $100,000	203,953	681	1.32	216,511	1,010	1.85
Short-term borrowings	10,000	64	2.54	1,166	18	6.12
Long-term borrowings	22,300	189	3.36	32,300	253	3.11
Long-term capital lease obligations	2,211	67	12.02	2,211	67	12.02
Junior subordinated debt owed to unconsolidated trusts	37,116	684	7.31	37,116	694	7.42
Total interest-bearing liabilities	1,243,656	3,050	0.97	1,362,814	4,313	1.26
Demand deposits--non-interest-bearing	59,288			49,447
Other non-interest-bearing liabilities	71,425			50,835
Stockholders' equity, including stock owned by ESOP	125,751			120,817
Total liabilities and stockholders equity	$1,500,120			$1,583,913
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$13,862	3.71%		$14,955	3.85%
Net interest margin on a fully tax-equivalent basis(4)			3.84%			3.97%
Net interest margin(4)			3.81%			3.92%

(1)
Average loans include non-accrual loans of $57.7 million and $53.2 million for September 30, 2011 and 2010, respectively.  Interest income includes loan origination fees of $462 thousand and $504 thousand for the three months ended September 30, 2011 and 2010, respectively.

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

    For the third quarter of 2011, net interest income on a fully tax-equivalent basis decreased $1.1 million (7.3%) compared to the third quarter of 2010, decreasing from $15.0 million in 2010 to $13.9 million in 2011.  The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $2.4 million (12.2%), which was partially offset by a decrease in interest expense of $1.3 million (29.3%).  Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 43 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $2.1 million.  There was also a decrease in average interest-earning assets of $63.7 million (4.3%), which accounted for a decrease of $218 thousand in interest expense.  Interest expense decreased primarily due to a decrease in the cost on interest-bearing liabilities of 29 basis points, which accounted for a decrease of $731 thousand in interest expense.  There was also a decrease in average interest-bearing liabilities of $119.2 million (8.7%), which accounted for a decrease of $532 thousand in interest expense.  The net interest margin expressed on a fully tax-equivalent basis decreased 13 basis points to 3.84% for the quarter ended September 30, 2011 from 3.97% for the quarter ended September 30, 2010.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,189,085	$47,561	5.35%	$1,212,815	$51,873	5.72%
Taxable investment securities	127,188	1,774	1.86	136,238	2,156	2.12
Investment securities exempt from federal income taxes (2)	32,165	1,302	5.41	36,124	1,428	5.29
Federal funds sold	9,331	55	0.79	266	-	-
Other interest-bearing deposits	92,489	172	0.25	124,507	254	0.27
Investment in unconsolidated trust subsidiaries	1,116	61	7.31	1,116	62	7.43
Total interest-earning assets	1,451,374	50,925	4.69	1,511,066	55,773	4.93
Non-interest-earning assets	74,682			87,239
Total assets	$1,526,056			$1,598,305

Interest-bearing Liabilities:
Deposits:
NOW deposits	$136,765	$174	0.17%	$114,394	$198	0.23%
Money market deposits	243,684	344	0.19	207,891	373	0.24
Savings deposits	318,977	397	0.17	358,118	759	0.28
Time deposits over $100,000	289,930	3,508	1.62	401,514	6,322	2.11
Time deposits under $100,000	205,696	2,176	1.41	215,885	3,197	1.98
Short-term borrowings	9,092	168	2.47	7,041	251	4.77
Long-term borrowings	23,216	592	3.41	26,448	634	3.20
Long-term capital lease obligations	2,211	201	12.15	2,211	201	12.15
Junior subordinated debt owed to unconsolidated trusts	37,116	2,092	7.54	37,116	2,061	7.42
Total interest-bearing liabilities	1,266,687	9,652	1.02	1,370,618	13,996	1.37

Demand deposits--non-interest-bearing	$57,313			$47,173
Other non-interest-bearing liabilities	76,663			58,556
Stockholders' equity, including stock owned by ESOP	125,393			121,958
Total liabilities and stockholders equity	$1,526,056			$1,598,305
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$41,273	3.67%		$41,777	3.57%
Net interest margin on a fully tax-equivalent basis(4)			3.80%			3.70%
Net interest margin(4)			3.76%			3.65%

(1)
Average loans include non-accrual loans of $57.6 million and $61.7 million for September 30, 2011 and 2010, respectively.  Interest income includes loan origination fees of $1.2 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

For the first nine months of 2011, net interest income on a fully tax-equivalent basis decreased $504 thousand (1.2%) compared to the first nine months of 2010, decreasing from $41.8 million in 2010 to $41.3 million in 2011.  The decrease in net interest income on a fully tax-equivalent basis resulted from a decrease in interest income on a fully tax-equivalent basis of $4.8 million (8.7%), which was partially offset by a decrease in interest expense of $4.3 million (31.0%).  Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 24 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $3.5 million.  There was also a decrease in average interest-earning assets of $59.7 million (4.0%), which accounted for a decrease of $1.4 million in interest income on a tax-equivalent basis.  Interest expense decreased primarily due to a decrease in the cost on interest-bearing liabilities of 35 basis points, which accounted for a decrease in interest expense of $2.7 million.  There was also a decrease in average interest-bearing liabilities of $103.9 million (7.6%), which accounted for a decrease of $1.7 million in interest expense.  The net interest margin expressed on a fully tax-equivalent basis increased 10 basis points to 3.80% for the nine months ended September 30, 2011 from 3.70% for the nine months ended September 30, 2010.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net interest income	$13,749	$14,777	$40,803	$41,231
Tax-equivalent adjustment to net interest income	113	178	470	546
Net interest income, fully tax-equivalent basis	$13,862	$14,955	$41,273	$41,777

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Compared to 2010			2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$9	$(2,184)	$(2,175)	$(1,000)	$(3,312)	$(4,312)
Taxable investment securities	(156)	45	(111)	(137)	(245)	(382)
Investment securities exempt from federal income taxes(1)	(41)	(41)	(82)	(159)	33	(126)
Federal funds sold	-	48	48	-	55	55
Other interest bearing deposits	(30)	(6)	(36)	(62)	(20)	(82)
Investment in unconsolidated trust subsidiaries	-	-	-	-	(1)	(1)
Total increase (decrease) in interest income	$(218)	$(2,138)	$(2,356)	$(1,358)	$(3,490)	$(4,848)
Interest-bearing Liabilities:
Now deposits	$7	$(5)	$2	$35	$(59)	$(24)
Money market deposits	12	(18)	(6)	58	(87)	(29)
Savings deposits	(23)	(95)	(118)	(76)	(286)	(362)
Time deposits over $100,000	(451)	(333)	(784)	(1,535)	(1,279)	(2,814)
Time deposits under $100,000	(56)	(273)	(329)	(145)	(876)	(1,021)
Short-term borrowings	63	(17)	46	60	(143)	(83)
Long-term borrowings	(84)	20	(64)	(80)	38	(42)
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	(10)	(10)	-	31	31
Total increase (decrease) in interest expense	$(532)	$(731)	$(1,263)	$(1,683)	$(2,661)	$(4,344)
Increase (decrease) in net interest income	$314	$(1,407)	$(1,093)	$325	$(829)	$(504)

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Net difference	2011	2010	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$650	$659	$(9)	$1,982	$1,959	$23
Trust fees	489	442	47	1,450	1,253	197
Loan and other fees	832	759	73	2,433	2,229	204
Service charges on deposits	408	372	36	1,220	1,213	7
Net gain on sale of loans	600	1,590	(990)	2,339	3,068	(729)
Net gain on sale of securities	861	-	861	1,057	47	1,010
Title insurance premiums	251	308	(57)	556	770	(214)
Other operating income	174	198	(24)	386	309	77
	$4,265	$4,328	$(63)	$11,423	$10,848	$575

In the third quarter of 2011, other income decreased from the third quarter of 2010 by $63 thousand (1.5%), remaining at $4.3 million.  Net gain on sale of loans decreased $990 thousand (62.3%) primarily due to a decrease in the volume of loans sold from the third quarter of 2010 to the third quarter of 2011.  This was largely offset by an increase in the gain in sale of securities of $861 thousand (there were no such gain in the third quarter of 2010).  The decrease in the volume of loans sold was primarily due to a decline in the refinance volume experienced by the Bank, due to more stringent underwriting standards making refinancing more difficult in 2011.  The gains on securities sold in 2011 were reflective of a strategy by the Bank to sell the longer-term municipal bond portfolio in order to offset losses experienced due to the impairment of the mortgage servicing right (MSR) portfolio.

In the first nine months of 2011, other income increased $575 thousand (5.3%) from $10.8 million to $11.4 million.  Net gain on sale of securities increased $1.0 million (2,148.9%) due to the sale of municipal bonds described above.  This was partially offset by a decrease in the net gain on sale of loans of $729 thousand (23.8%) primarily due to a decrease in the volume of loans sold from the first nine months of 2010 to the first nine months of 2011, as described above.

Other Expenses. Changes in other expenses between the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Net difference	2011	2010	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,636	$5,152	$484	$16,594	$15,321	$1,273
Occupancy	1,013	1,089	(76)	2,898	3,094	(196)
Data processing	895	686	209	2,615	2,119	496
Marketing	377	306	71	1,145	1,037	108
Amortization and valuation of mortgage servicing rights	1,808	1,304	504	2,612	2,587	25
Amortization and valuation of other intangible assets	163	110	53	489	332	157
Supplies	92	102	(10)	598	311	287
Loss on sale of other real estate owned	530	1,938	(1,408)	2,861	3,423	(562)
Postage	153	164	(11)	510	486	24
Bankcard and ATM network fees	397	361	36	1,114	859	255
Legal, professional and accounting fees	783	896	(113)	2,433	2,222	211
FDIC insurance premiums	256	638	(382)	1,765	2,470	(705)
Collection expenses	491	446	45	1,472	1,274	198
Other	724	16	708	2,505	1,335	1,170
	$13,318	$13,208	$110	$39,611	$36,870	$2,741

For the third quarter of 2011, other expenses increased $110 thousand (0.8%), increasing to $13.3 million in 2011 from $13.2 million in the third quarter of 2010.  Loss on sale of other real estate owned decreased $1.4 million (72.7%) primarily due to a lower volume of write-downs and sales of other real estate owned during 2011 compared to 2010.  This was partially offset by an increase of $708 thousand (4,425.0%) in miscellaneous other expenses, which increased from $16 thousand in the third quarter of 2010 to $724 thousand in the third quarter of 2011.  This increase was primarily due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details) as well as an increase in other losses arising from the sale of non-real estate repossessed assets.  The amortization and valuation of mortgage servicing rights increased $504 thousand (38.7%) primarily due to an increase in the valuation allowance associated with these servicing rights, due to a lower interest rate environment in 2011 compared to 2010.  Salaries and employee benefits increased $484 thousand (9.4%) primarily due to an increase in the total number of full-time equivalent employees and normal increases in pay.  FDIC insurance premiums decreased $382 thousand (59.9%) primarily due to a decrease in the assessment rate used by the FDIC to calculate the Bank’s premiums due to an increase in the Bank’s capital ratios.

For the first nine months of 2011, other expenses increased $2.7 million (7.4%) to $39.6 million in 2011 from $36.9 million in the first nine months of 2010.  Salaries and employee benefits increased $1.3 million (8.3%) primarily due to an increase in the total number of full-time equivalent employees and normal increases in pay.  There was also an increase of $1.2 million (87.6%) in miscellaneous other expenses, which increased from $1.3 million during the first nine months of 2010 to $2.5 million during the first nine months of 2011.  This increase was primarily due to an increase in expenses associated with the valuation of interest rate contracts (see Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details) as well as an increase in other losses arising from the sale of non-real estate repossessed assets.  FDIC insurance premiums decreased $705 thousand (28.5%) primarily due to a decrease in the assessment rate used by the FDIC to calculate the Bank’s premiums due to an increase in the Bank’s capital ratios.  Loss on sale of other real estate owned decreased $562 thousand (16.4%) primarily due to a lower volume of write-downs and sales of other real estate owned during 2011 compared to 2010.

Income Taxes. In the third quarter of 2011, provision for income tax expense decreased $267 thousand (13.7%) from the third quarter of 2010, from $1.9 million in 2010 to $1.7 million in 2011.  This was primarily due to greater pretax earnings in the third quarter of 2010 compared to the third quarter of 2011.  The effective tax rate increased from 36.1% to 49.5% between the two periods.  The main reason for this increase in effective tax rate was due to an adjustment on taxes from 2010 that was recognized during the third quarter of 2011 for the amount of $545 thousand.  Without this adjustment, the effective tax rate for the third quarter of 2011 would have been 33.4%, slightly lower than the same period in 2010.

In the first nine months of 2011, provision for income tax expense increased $3.1 million (5,264.4%) from the first nine months of 2010, from $59 thousand in 2010 to $3.2 million in 2011.  This was primarily due to greater pretax earnings in the first nine months of 2011 compared to the same period in 2010.  The effective tax rate increased from (9.1%) to 40.9% between the two periods.  The main reason for this increase in effective tax rate was due to tax differences representing a much larger percentage of pretax earnings for the period in 2010 than in 2009.  These differences included certain passed adjustments that, while immaterial, have an impact on the effective tax rate.

Financial Condition

General. Total assets at September 30, 2011, were $1.5 billion, a decrease of $82.6 million (5.3%) from December 31, 2010.  Cash and cash equivalents decreased $31.7 million (29.8%) and investment securities decreased $27.1 million (14.8%).  Other real estate owned decreased $7.0 million (31.8%) as sales of foreclosed assets outpaced new foreclosures.  Much of this decrease in total assets corresponded with a decrease in deposits of $81.2 million (6.0%).  This decrease in total deposits was planned, as there was decreased demand for new loans and the return on cash deposited at other institutions and investments did not warrant maintaining the same levels of cash and investments.  This drop was not due to shedding core deposits, but rather in large certificates of deposit, many of which were re-invested in the markets through the Bank’s Investment Services Department.  Total liabilities decreased $84.3 million (5.8%) during the first nine months of 2011, largely due to this decrease in total deposits.  Stockholders' equity (including stock owned by the Employee Stock Ownership Plan) increased by $1.7 million (1.4%) mainly due to an increase in retained earnings, less common and preferred dividends declared.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated:

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$59,097	$59,334	$42,551	$42,735	$52,706	$52,988
States and political subdivisions	5,971	6,054	20,263	20,584	20,279	21,085
Residential mortgage-backed securities	71,218	70,734	98,692	99,272	77,458	77,416
Total securities available for sale	$136,286	$136,122	$161,506	$162,591	$150,443	$151,489
Securities Held to Maturity
States and political subdivisions	$10,863	$11,861	$11,107	$10,951	$11,188	$12,010
Total securities held to maturity	$10,863	$11,861	$11,107	$10,951	$11,188	$12,010
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,876	$7,876	$8,219	$8,219	$8,581	$8,581
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$8,992	$8,992	$9,335	$9,335	$9,697	$9,697

The Company had a total of $71.2 million in Collateralized Mortgage Obligations (“CMOs”) as of September 30, 2011.  All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of September 30, 2011, the ratings of these securities ranged from AAA to Baa3.  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other-than-temporary basis.  As of September 30, 2011, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$143,715	12.10%	$149,987	12.58%	$142,240	11.95%
Commercial real estate	439,111	36.96	425,172	35.66	415,355	34.90
Residential real estate	390,504	32.87	400,713	33.61	409,886	34.44
Construction real estate	155,812	13.12	164,721	13.82	170,730	14.35
Installment and other	58,821	4.95	51,632	4.33	51,843	4.36
Total loans	1,187,963	100.00	1,192,225	100.00	1,190,054	100.00
Unearned income	(2,302)		(2,287)		(2,166)
Gross loans	1,185,661		1,189,938		1,187,888
Allowance for loan losses	(27,177)		(28,722)		(28,844)
Net loans	$1,158,484		$1,161,216		$1,159,044

Total loans decreased $4.3 million (0.4%) from December 31, 2010 to September 30, 2011, remaining at $1.2 billion.  The decrease was primarily in the residential real estate and construction real estate loan portfolios, which was partially offset by increases in the commercial real estate and installment and other loan portfolios.  Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2010 filed with the SEC on March 10, 2011.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At September 30, 2011	At December 31, 2010	At September 30, 2010
	(Dollars in thousands)
Non-accruing loans	$58,907	$49,968	$52,797
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	58,907	49,968	52,797
Other real estate owned	14,898	21,860	19,667
Other repossessed assets	537	420	163
Total non-performing assets	$74,342	$72,248	$72,627
Restructured loans, still accruing interest	11,497	5,588	5,222
Total non-performing loans to total loans	4.96%	4.19%	4.44%
Allowance for loan losses to non-performing loans	46.14%	57.48%	54.63%
Total non-performing assets to total assets	5.01%	4.62%	4.53%

At September 30, 2011, total non-performing assets increased $2.1 million (2.9%) to $74.3 million from $72.2 million at December 31, 2010, primarily due to an increase in non-accruing loans of $8.9 million (17.9%), which was largely offset by a decrease in other real estate owned of $7.0 million (31.8%).  Non-accruing loans increased mainly due to a single large construction loan relationship being placed on non-accrual status.  The decrease in other real estate owned was primarily due to the sale of a large tract of undeveloped lots during the second quarter, which resulted in a charge to loss on sale of other real estate owned of $904 thousand for the quarter.  Prior period losses recorded on this property totaled $827 thousand.  Loans with specifically identified losses as of September 30, 2011, totaled $11.9 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $1.3 million.  As of September 30, 2011, all collateral-dependent impaired loans have been charged down to value of the collateral, as determined by the Bank.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

Restructured loans are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.  Such a loan is considered restructured until paid in full.  Total loans which were considered restructured (including both those considered performing and those considered non-performing) were $14.3 million and $6.5 million as of September 30, 2011 and December 31, 2010, respectively.  Those restructured loans considered to be performing loans totaled $11.5 million and $5.6 million as of September 30, 2011 and December 31, 2010, respectively.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$27,543	$29,658	$28,722	$24,504
Provision for loan losses	1,300	500	4,879	15,858
Total charge-offs	(1,991)	(4,504)	(7,157)	(14,968)
Total recoveries	325	3,190	733	3,450
Net charge-offs	(1,666)	(1,314)	(6,424)	(11,518)
Balance at end of period	$27,177	$28,844	$27,177	$28,844

Gross loans at end of period	$1,185,661	$1,187,888	$1,185,661	$1,187,888
Ratio of allowance to total loans	2.29%	2.42%	2.29%	2.42%
Ratio of net charge-offs to average loans(1)	0.55%	0.44%	0.72%	1.27%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended September 30, 2011, totaled $1.7 million, an increase of $352 thousand (26.8%), from $1.3 million for the three months ended September 30, 2010.  The majority of the net charge-offs were residential real estate ($664 thousand), construction real estate ($386 thousand) and commercial non-real estate ($331 thousand).  The increase in net charge-offs for the third quarter of 2011 compared to the same period in 2010 was primarily due to a decrease in recoveries in the commercial non-real estate portfolio of $2.9 million due to a single large recovery during the third quarter of 2010 that was not repeated in 2011.  The provision for loan losses increased $800 thousand (160.0%) based upon management’s estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations—Income Statement Analysis” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,462	12.10%	$5,857	12.58%	$5,352	11.95%
Commercial and residential real estate	12,892	69.83	11,102	69.27	11,311	69.34
Construction real estate	5,962	13.12	7,322	13.82	7,604	14.35
Installment and other	3,860	4.95	4,122	4.33	3,581	4.36
Unallocated	1	N/A	319	N/A	996	N/A
Total	$27,177	100.00%	$28,722	100.00%	$28,844	100.00%

The allowance for loan losses decreased $1.7 million (5.8%) from September 30, 2010 to September 30, 2011.  This was mainly due to a decrease in the portion allocated to construction real estate loans, a decrease in the unallocated portion and a decrease in the portion allocated to commercial non-real estate loans.  The allocation for construction real estate loans decreased $1.6 million (21.6%) mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $1.2 million.  The unallocated portion decreased $995 thousand (99.9%), mainly due to increased certainty of the size and categories of probable loan losses.  The allocation for commercial non-real estate loans decreased $890 thousand (16.6%), mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $1.1 million, which was partially offset by an increase in the allocation for qualitative factors of $195 thousand.  These decreases were partially offset by an increase in the allocation for commercial and residential real estate of $1.6 million (21.6%), mainly due to an increase in the allocation for specific loans of $685 thousand and an increase in the allocation for qualitative factors of $644 thousand.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired as of September 30, 2011 were $70.4 million.  Collateral associated with impaired loans identified as collateral-dependent (less estimated selling costs) exceeded this amount.  Impaired loans identified as cash-flow dependent had a total of $1.3 million in specific loan allocations in the allowance for loan losses to cover estimated losses in these loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to continue to decline in accordance with the Bank’s established policy.  Housing markets in New Mexico remain below historical norms.  The slight growth in permits for single family housing construction (3.2% year-over-year) was more than offset by a sharp decline in multi-family housing development (down 74% to only 29 units).  Contracts for non-residential building and non-building construction, including public infrastructure, remained weak with the end of ARRA-funded projects.  The outlook for the New Mexico economy indicates continued weakness.  However, under the pessimistic 0811 IHS Global Insight scenario of Double-Dip Recession, employment growth in New Mexico will remain positive throughout the forecast period.  Under the baseline scenario, total employment in New Mexico will not recover its 2008 peak until late 2015.  By most measures, this forecast has been revised downwards from the second quarter forecast, reflecting the deepening challenges to the national and international economies.  Employment in New Mexico is forecast to grow by an average of 0.4% in the third and fourth quarters of 2011, resulting in a 0.6% increase for the year.  In 2012, employment growth will remain sluggish, adding about 7,200 jobs or 0.9% employment growth.  For the remainder of the forecast period, the economy is expected to add about 10,000 jobs per year, with the annual rate of employment growth remaining steady around 1.2 to 1.4%.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated:

	At September 30, 2011	At December 31, 2010	At September 30, 2010
	(In thousands)
Performing loans classified as:
Substandard	$27,490	$25,667	$23,514
Doubtful	-	-	-
Total performing adversely classified loans	$27,490	$25,667	$23,514
Special mention loans	$13,801	$1,091	$699

Total performing adversely classified loans increased $4.0 million (16.9%) from September 30, 2010 to September 30, 2011.  This was primarily due to a decrease in classified construction loans of $7.6 million (67.6%) and a decrease in classified commercial non-real estate loans of $919 thousand (25.3%), which was largely offset by increases in classified commercial real estate loans of $4.3 million (38.5%) and classified residential real estate loans of $3.8 million (254.4%).  Performing classified construction loans decreased largely due to the placing of a single large loan on non-accrual status.  Performing classified commercial non-real estate loans decreased primarily due to the upgrading of a single large commercial loan.  Performing classified commercial real estate loans increased primarily due to the downgrading of a single commercial real estate loan.  Performing classified residential real estate increased primarily due to the downgrading of ten separate residential credits.  Special mention loans increased $13.1million (1,874.4%) between September 30, 2010 and September 30, 2011, primarily due to the downgrading of five larger commercial credits in the residential development for infrastructure concentration and downgrading of three larger commercial credits in the business property and office building concentrations.  As of September 30, 2011, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $28.6 million and $13.8 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, an increase in cash provided of $14.8 million between the two periods.  This increase was primarily due to a decrease in cash used in the origination of loans held for sale of $46.0 million, which was partially offset by a decrease in cash provided by the sale of these loans of $33.7 million.  Net cash provided by investing activities was $24.5 million and $18.6 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The $5.9 million increase in cash provided by investing activities was largely due to a decrease in cash used in the purchase of investment securities of $48.6 million and an increase in cash provided by the sale of investments securities of $17.1 million.  These items were partially offset by an increase in the cash used in the funding of loans (net of repayments) of $19.4 million, a decrease in cash provided from the maturities and paydowns of investment securities of $26.1 million and a decrease in cash provided by the sale of other real estate owned of $13.5 million.  Net cash used in financing activities was $84.8 million and $73.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The $11.7 million increase in cash used in financing activities, between September 30, 2010 and September 30, 2011, was mainly due to a decrease in cash provided by net growth of deposits of $10.7 million.

The most significant change in deposits from December 31, 2010 to September 30, 2011 occurred in MMDA accounts (increasing $99.5 million), which was offset by decreases in NOW accounts ($93.2 million), time deposits over $100,000 ($57.1 million), demand deposits ($19.8 million), other time deposits ($7.4 million) and savings accounts ($3.2 million).

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis.  Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future.  Additionally, we are a member of the FHLB and, as of September 30, 2011, we had the ability to borrow from the FHLB up to a total of $297.2 million in additional funds.  We also may borrow through the Federal Reserve Bank’s discount window up to a total of $103.7 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At September 30, 2011, Trinity’s total risk-based capital ratio was 14.95%, the Tier 1 capital to risk-weighted assets ratio was 13.69%, and the Tier 1 capital to adjusted average assets ratio was 10.72%.  At December 31, 2010, Trinity’s total risk-based capital ratio was 14.50%, the Tier 1 capital to risk-weighted assets ratio was 13.23%, and the Tier 1 capital to average assets ratio was 9.82%.

At September 30, 2011, the Bank’s total risk-based capital ratio was 14.64%, the Tier 1 capital to risk-weighted assets ratio was 13.37%, and the Tier 1 capital to adjusted average assets ratio was 10.47%.  At December 31, 2010, the Bank’s total risk-based capital ratio was 14.26%, the Tier 1 capital to risk-weighted assets ratio was 12.99%, and the Tier 1 capital to adjusted average assets ratio was 9.64%.  The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, Trinity’s book value per common share was $13.83 and $13.58, respectively.

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

The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of September 30, 2011:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$524,096	$425,502	$168,551	$67,512	$1,185,661
Loans held for sale	21,036	-	-	-	21,036
Investment securities	17,671	10,734	71,888	54,568	154,861
Securities purchased under agreements to resell	20,322	-	-	-	20,322
Interest-bearing deposits with banks	36,868	-	-	-	36,868
Investment in unconsolidated trusts	496	-	-	620	1,116
Total interest-earning assets	$620,489	$436,236	$240,439	$122,700	$1,419,864

Interest-bearing Liabilities:
NOW deposits	$35,304	$62,429	$-	$-	$97,733
Money market deposits	97,859	164,294	-	-	262,153
Savings deposits	125,234	178,486	-	-	303,720
Time deposits over $100,000	76,169	128,076	48,820	17,989	271,054
Time deposits under $100,000	55,347	115,255	26,398	6,717	203,717
Short-term borrowings	-	10,000	-	-	10,000
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$406,409	$658,540	$97,429	$47,626	$1,210,004
Rate sensitive assets (RSA)	$620,489	$1,056,725	$1,297,164	$1,419,864	1,419,864
Rate sensitive liabilities (RSL)	406,409	1,064,949	1,162,378	1,210,004	1,210,004
Cumulative GAP (GAP=RSA-RSL)	214,080	(8,224)	134,786	209,860	209,860
RSA/Total assets	41.84%	71.26%	87.48%	95.75%	95.75%
RSL/Total assets	27.41%	71.82%	78.39%	81.60%	81.60%
GAP/Total assets	14.44%	(0.55)%	9.09%	14.15%	14.15%
GAP/RSA	34.50%	(0.78)%	10.39%	14.78%	14.78%

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

Based on simulation modeling at September 30, 2011 and December 31, 2010, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At September 30, 2011		At December 31, 2010
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(6,938)	(12.43)%	$(5,253)	(9.95)%
+1.00	(4,102)	(7.35)	(3,363)	(6.37)
(1.00)	-	-	(1,711)	(3.24)
(2.00)	-	-	(3,426)	(6.49)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at September 30, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of September 30, 2011.

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

During the third quarter of 2011, we made no repurchases of any class of our equity securities.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

TRINITY CAPITAL CORPORATION

Date: November 9, 2011	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer