Form 10-K
period 2011-12-31
TRINITY CAPITAL CORP
filed 2012-03-15
CIK 99771

As filed with the Securities and Exchange Commission on March 15, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
[   ]  Yes   [ x ]  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $76,948,000 (based on the last sale price of the Common Stock at June 30, 2011 of $16.50 per share).

As of March 15, 2012, there were 6,449,726 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the 2012 Proxy Statement	PART III

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

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos has approximately 18,000 residents and enjoys worldwide recognition as the birthplace of the atomic bomb.  Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields.  At December 31, 2011, the Laboratory employed (directly and indirectly) approximately 11,782 people, making it the largest employer in Los Alamos County.  The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and continues to expand its market share and customer-base.  Los Alamos National Bank is a full-service commercial banking institution with seven bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust and investment services to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2011, the Bank had total assets of $1.5 billion, net loans of $1.2 billion and deposits (net of deposits of affiliates) of $1.3 billion.

Much of the Bank’s growth during the past several years has involved its expansion into Santa Fe, a city located 35 miles southeast from Los Alamos.  In 1999, the Bank established its first office in Santa Fe and in 2004, the Bank added a second office in Santa Fe to better serve its growing customer-base and continue to attract new customers.  Trinity acquired a ground lease covering additional land in Santa Fe where a third Santa Fe Bank office was opened in October 2009.  The Bank opened its third Santa Fe office to better serve our customers on the southern side of Santa Fe and attract additional commercial and consumer customers in this area.  Based upon the Federal Deposit Insurance Corporation’s Summary of Deposits (“SOD”) Report containing data as of June 30 of each year, the Bank has held the largest share of deposits in Santa Fe County since 2007.  Contributing to its growth, the Bank has also expanded into Albuquerque, New Mexico.  In 2005, the Bank determined the need for an additional site in Albuquerque, New Mexico to serve our commercial loan customers and established a Loan Production Office.  The Bank expanded its charter at the end of 2007 to provide for the ability to provide full banking services out of its Albuquerque office.  In November 2011, the Bank opened an additional office in Albuquerque that offers full depository and lending services.

Trinity acquired Title Guaranty in 2000, making it the only title company in New Mexico to be owned by a financial institution.  Title Guaranty is a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  Title Guaranty opened its Santa Fe office in the Bank’s downtown Santa Fe facility in February 2005.  The services provided by Title Guaranty complement those provided by Trinity’s bank subsidiary.  Title Guaranty provides title insurance, closing services, escrow and notary service, title searches and title reports for Los Alamos and Santa Fe Counties.

The Bank created TCC Advisors in February 2006 to enable us to manage certain assets. In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank's foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico, while seeking a sale of the property.  In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.  TCC Funds remains dormant with no planned use at this time.  In August of 2008, the Bank invested in Cottonwood as a 26% member. Cottonwood assists in the management of, and counsels, start up companies involved in technology transfer from research institutions in New Mexico, as well as establishing and managing venture funds.  The Bank currently holds a 24% interest in Cottonwood as described below.  Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.  In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV.  Both of these entities were created for the sole purpose of funding loans to and investments in a New Market Tax Credit project located in downtown Albuquerque, New Mexico.  In September of 2010, the Bank invested in Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s capital investment will be $250 thousand of which approximately $186 thousand has been funded.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and in 2000 elected to become a financial holding company, as defined in the BHCA.  Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank.  In 2000, Trinity purchased Title Guaranty.  Title Guaranty and the Bank are wholly-owned subsidiaries of Trinity.  The Bank created both TCC Advisors and TCC Funds in February 2006.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities which had an aggregate outstanding balance of $37.1 million at December 31, 2011.  Trinity’s sole business is the ownership of the outstanding shares of the Bank, Title Guaranty and the administration of the Trusts.  The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

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

Regulation and Supervision

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Trinity.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to Trinity and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the affect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years.  As such, it is uncertain whether the Dodd-Frank Act, or any other new legislative changes, will have a negative impact on the results of operations and financial condition of Trinity and the Bank.

The Increasing Importance of Capital.  While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis.  Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets.  As Trinity has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

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

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

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

As of December 31, 2011: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.  However, due to a formal written agreement with the OCC, as discussed below, the Bank cannot be considered to be “well-capitalized” as long as the agreement is in effect.  As of December 31, 2011, Trinity had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer).  The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

Trinity

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

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States.  In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

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

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced a program that provided Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 (“EESA”) to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions were able to sell equity interests to Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  Trinity determined participation in CPP to be in its best interests based upon the economic uncertainties of the deep recession, the benefits of holding additional capital and the relatively low cost of participation.

As part of this program, on March 27, 2009, the Company participated in this program by issuing 35,500 shares of the Company’s Series A Preferred Stock to Treasury for a purchase price of $35.5 million in cash and issued warrants which were immediately exercised by Treasury for 1,777 shares of the Company's Series B Preferred Stock.  The Series A Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series B Preferred Stock is also non-voting and pays dividends at the rate of 9% per annum from the date of the transaction.

Participating financial institutions were required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Compensation Discussion and Analysis section in Trinity’s proxy statement, which is incorporated by reference in this Form 10-K.

Dividends. Trinity’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Given recent developments concerning the Bank described further below, the Federal Reserve has notified Trinity that it must receive prior approval to pay dividends.  Notwithstanding the availability of funds to pay dividends, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  By virtue of express restrictions set forth in the Agreement, the Bank may not pay any dividend unless it complies with certain provisions of the Agreement and receives a prior written determination of no supervisory objection from the OCC.

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

Additionally, the Company may not pay any dividends on our common stock unless all accrued dividends on the Preferred Stock have been paid in full.  Pursuant to the written Agreement with the OCC, the Bank must obtain prior approval for payment of dividends.  Finally, because of the Agreement and the circumstances leading to its issuance by the OCC, the approval of the Federal Reserve is required prior to the holding company paying dividends on its common stock or distributions on the trust preferred securities and the Preferred Stock.

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

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether Trinity is publicly traded.

Los Alamos National Bank

General. The Bank is a national banking organization created under the laws of the United States of America.  The Bank is regulated primarily by the OCC.

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

Lending Activities.

General. We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We actively market our services to qualified borrowers.  Lending officers build relationships with new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  Our current maximum legal lending limit to one borrower is approximately $27.7 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2011, residential mortgages made up approximately 31.6% of our loan portfolio; commercial real estate loans comprised approximately 36.8%; construction lending comprised 13.3%; general commercial loans comprised 13.4%; and consumer lending comprised 4.9%.  The Bank is currently working to diversify its loan portfolio by emphasizing growth in the loan portfolio outside of the residential and commercial real estate categories.  In addition, the Bank originates residential mortgage loans for sale to third parties, primarily the Federal National Mortgage Association (“Fannie Mae”), and services most of these loans for the buyers.

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

Residential Real Estate Loans. Residential mortgage lending has been an important part of our business since our formation in 1963.  The majority of the residential mortgage loans we originate and retain are in the form of 15- and 30-year variable rate loans.  We also originate 15- to 30-year fixed rate residential mortgages and sell most of these loans to outside investors.  In 2011, we originated approximately $157.6 million in residential mortgage loans sold to third parties.  We retain the servicing of almost all of the residential mortgages we originate.  We believe the retention of mortgage servicing provides us with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows us to continue to have regular contact with mortgage customers and solidify relationships with those customers.  As of December 31, 2011, the total sold residential mortgage loan portfolio we service on behalf of third parties was $973.1 million.  We do not engage in financing sub-prime loans nor do we participate in any sub-prime lending programs.  We participate in the current Treasury programs, including Home Affordable Modification Program, to work with borrowers who are in danger of or who have defaulted on residential mortgage loans.

Construction Loans. We have been active in financing construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  This type of lending has continued to decrease over the past four years because of the economic downturn and the effect it has had on real estate sales.  We manage the risk of construction lending through the use of underwriting and construction loan guidelines and require the work be done by reputable contractors.  Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Construction loans generally have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford us the opportunity to increase the interest rate sensitivity of our loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  Our focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to our commercial customers, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, almost all commercial loans have personal guarantees to assure repayment.  The terms of most commercial loans range from one to seven years.  A significant portion of our commercial business loans reprice within one year or have floating interest rates.  Such loans include loans to finance film production (a growing industry in New Mexico), as well as more traditional industries.

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

Market Area.

General. In recent years, the economy in Northern New Mexico has seen significant increases in unemployment and has experienced slower than historical levels of activity in both real estate and retail segments of the economy.  The economic data compiled by the University of New Mexico’s FOR-UNM (Quarterly Census of Employment and Wages) indicates that the state is showing gradual improvement in the economy but has yet to post net positive quarterly employment gains. Losses in personal income limited consumer demand in the private sector and constrained public revenues that finance government jobs, limiting the ability of the public sector to stabilize the economy in times of volatility.  Residential construction also continued to decline in 2011 as did non-residential building and non-building construction following the end of ARRA-funded projects.  Residential construction is expected to begin a recovery in late-2012.  The outlook for the New Mexico economy is uninspired.  With continued cuts expected in the public sector and no single industry positioned to ignite rapid growth in the private sector, recovery will continue to be gradual and shallow.

Unemployment in New Mexico in December 2011 remained lower than the national average with an unemployment rate of 6.6% (seasonally adjusted) compared to a national unemployment rate of 8.5% (seasonally adjusted); with 2011 averages of 7.1% for New Mexico and 8.9% nationally.  As of December 2011, New Mexico’s unemployment rate decreased by 2.0% from the previous year; falling dramatically from its high of 9.0% in July 2010.  However, unemployment in New Mexico remains approximately 1.5% higher than the average from 2000 to 2009. New Mexico has seen lower than national levels of unemployment in recent years,  and New Mexico experienced approximately double the decrease (2.0%) from December 2010 to December 2011 in its unemployment rate as seen in the national unemployment rate (0.9%) during the same period.  Foreclosure rates in New Mexico during 2011 remained lower than the national average.  New Mexico saw a change in governor in January 2011 which resulted in some changes to the incentives provided to new businesses to move to and film industry incentives for doing business in New Mexico.   Tourism, one of the primary industries within the state, has begun to recover, with room rates and occupancies up leading to increases in lodgers’ taxes and gross receipts taxes on accommodations and food services.  Additionally, manufacturing is making a comeback and high tech businesses, solar and wind energy are making strides in New Mexico.

Los Alamos. The Bank’s customers are concentrated in Northern and Central New Mexico, particularly in Santa Fe and Los Alamos Counties.  The city of Los Alamos, the base of our operations, lies within Los Alamos County.  Los Alamos County has approximately 18,000 residents.  As of December 31, 2011, the Bank had approximately $57.0 million in commercial loans, $173.3 million in commercial real estate loans, $201.6 in residential loans, $36.4 million in construction loans, $26.6 million in consumer and other loans and $761.5 million in deposits in Los Alamos County. The stability of the Los Alamos market has provided a solid base for the Company throughout its history.  As virtually all communities suffered from the economic downturn in recent years, the effect in Los Alamos County has been minimized by federal government spending, primarily in the form of providing approximately $2.2 billion toward funding Laboratory projects and operations; however, there is no guarantee that such funding will continue at current rates. The Fiscal Year 2012 funding for the Laboratory from the federal government was reduced by more than $300 million, leading to certain measures including a voluntary workforce reduction program currently seeking 400-800 persons to voluntarily separate from Laboratory employment.  A similar measure conducted in 2008 sought to decrease the Laboratory’s workforce by 500-750 employees.  The effort had little effect on the business of the Bank.  Los Alamos County has the lowest unemployment rate in the state at a 2011 average rate of 3.1%, and consistently has the state’s highest personal per capita and median family income levels.

Los Alamos County experienced minimal growth in its population of 0.2% from 1990 to 2000 and an estimated decrease of 2.1% from 2000 to 2010, due to the aging population and the lack of significant parcels of land for development.  The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions.  The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy.  The Laboratory employs approximately 11,782 employees.  Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentages of the population with high school diplomas or equivalents (99.3%) and those with bachelor or higher degrees (64.0%) compared with national averages of 85.0% and 27.9% respectively (based upon census data from 2006-2010).  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports a median household income approximately 197% of the national average and an unemployment rate (3.1%) almost one-third the national average (8.9%) and less than one-half of the state average (7.1%).  Median home values (based upon census data from 2006-2010) in Los Alamos County are well above average, $297,100 compared to $188,400 nationally, as is homeownership, at 77.2% compared to a national average of 66.6%.

Santa Fe. In 1999, the Bank opened its first full-service office in Santa Fe, New Mexico and opened a second full-service office in Downtown Santa Fe in August of 2004.  The Bank opened a third full-service office in south Santa Fe in October of 2009.  The Bank’s continued expansion into Santa Fe has permitted the convenient provision of products and services to our existing customer base in Santa Fe as well as attracting new customers.  As of December 31, 2011, the Bank had approximately $72.1 million in commercial loans, $173.3 million in commercial real estate loans, $155.5 in residential loans, $74.3 million in construction loans, $12.7 in consumer and other loans and $490.4 million in deposits in the greater Santa Fe area.  As of June 30, 2011, the Bank was the largest depository in Santa Fe according to the FDIC’s SOD Report for the fifth year in a row.  The Santa Fe market has provided a solid base for the Company over the past several years.  Santa Fe County is home to the state capital and the state government.  The state and federal government are the area’s largest employers but Santa Fe is also heavily reliant upon tourism.

Santa Fe serves as the capital of New Mexico and is located approximately 35 miles southeast of Los Alamos.  Santa Fe County has approximately 144,000 residents with its local economy based primarily on government and tourism.  We expanded to the Santa Fe market, in part, to take advantage of the population growth, which has been higher than the state and national averages.  Santa Fe County is one of the fastest growing counties in the state, with an estimated increase in population of 45.5% from 1990 to 2008 compared to 31.0% for the state and 22.3% for the country as a whole.  From 2000 to 2010, Santa Fe County’s growth slowed to 11.5% compared to the growth of the population for the State at 13.2%, but is still higher than the national growth rate of 9.7%.  Santa Fe County also has higher than average percentages of its population with high school diplomas or equivalents (86.3%) and those with bachelor or higher degrees (40.0%) (based upon 2010 Census data).  The median household income in Santa Fe County is slightly higher (1.5%) than the national average and significantly higher than the state average (20.3%).  The Santa Fe Metropolitan Statistical Area (“MSA”) had the lowest unemployment rate for the four largest MSAs in the state with an average of 5.9% for 2011, with all of the others in excess of 7%.  Median home values in Santa Fe County (based upon 2010 data) are 54.8% above the national average, at $291,700 compared to $188,400 nationally, and homeownership is higher at 71.2% compared to a national average of 66.6%.

Albuquerque. The Bank opened a Loan Production Office in the Uptown area of Albuquerque, New Mexico in 2005.  The Bank received approval from the OCC on December 31, 2007 to provide full-services at this location.  In November 2011, the Bank opened a second Albuquerque office offering both loan and deposit services.  As of December 31, 2011, the Bank had approximately $34.0 million in commercial loans, $102.4 million in commercial real estate loans, $28.3 in residential loans, $51.1 million in construction loans, $20.0 million in consumer and other loans and $75.2 million in deposits in the greater Albuquerque area.  Albuquerque is a city of approximately 546,000 residents and is located approximately 60 miles south of Los Alamos.  The Albuquerque economy is more varied than either Los Alamos or Santa Fe, with no predominant industry or employer.

Albuquerque had an estimated increase in population of 21.7% from 2000 to 2010 compared to 13.2% for the state and 9.7% for the country as a whole.  Albuquerque and its surrounding areas are some of the fastest growing in the state: the City of Rio Rancho, on the northern limits of Albuquerque grew 69.1% from 2000 to 2010; Sandoval County to the north of Albuquerque, which includes the City of Rio Rancho, grew 46.3% from 2000 to 2010; and Bernalillo County, which includes Albuquerque, grew 19.0% from 2000 to 2010.  Albuquerque has higher than national and state averages in the percentage of its population with high school diplomas or equivalents (87.1%) and those with bachelor or higher degrees (32.2%).  The median household income in Albuquerque is 10.1% lower than the national average and the unemployment rate was an average of 7.5% in 2011, 1.4% lower than the national average (8.9%).  Albuquerque’s unemployment rate (seasonally adjusted) decreased from a high of 9.0% lasting from November 2010 to  February 2011, down to 7.0% in December 2011.  Median home values in Albuquerque (based upon 2010 data) are virtually identical to the national average, at $188,600 compared to $188,400 nationally, but homeownership is slightly lower at 61.5% compared to a national average of 66.6%.

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

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles.  Our ability to attract and retain deposits depends on our ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The financial services industry has become more competitive as technological advances enable companies to provide financial services to customers outside their traditional geographic markets and provide alternative methods for financial transactions.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2011, the Bank had approximately 319 full time-equivalent employees.  We are not a party to any collective bargaining agreements.  Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.  Over the last ten years, the results of the employee satisfaction survey have consistently shown satisfaction levels exceeding our peers according to the independent consultant hired to administer and evaluate our surveys.

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

Because of the requirement to meet and maintain specific capital levels, the Bank cannot be deemed to be “well capitalized” so long as the Agreement is in effect.  If the OCC is not satisfied with the corrective actions that are taken in order to address the deficiencies, the OCC could take further enforcement actions, including requiring the sale or liquidation of the Bank.  In such case, there can be no assurance that the proceeds of any such sale or liquidation would result in a full return of capital to investors.

In addition, because the Bank is deemed to be in “troubled condition” by virtue of the Agreement, it also is required to: (i) obtain prior approval for the appointment of new directors and the hiring or promotion of senior executive officers; (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties; and (iii) refrain from accepting or renewing brokered deposits.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid the its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

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

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012.  This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to 0.00680% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the years ended December 31, 2011 and 2010, the Bank paid supervisory assessments to the OCC totaling $479 thousand and $490 thousand, respectively.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Dividend Payments.  The primary source of funds for Trinity is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date net income plus retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  As of December 31, 2011, approximately $51.6 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  Additionally, by virtue of express restrictions set forth in the Agreement, the Bank may not pay any dividend unless it complies with certain provisions of the Agreement and receives a prior written determination of no supervisory objection from the OCC.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion.  However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

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

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts.  For 2012 these requirements provide: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services.  There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business.  Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Consumer Financial Protection Bureau (the “Bureau”) commenced operations to supervise and enforce consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Bureau has examination and enforcement authority over providers with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount.  Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new systems, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications.  Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not  imminent.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Title Guaranty & Insurance Company

General. Title Guaranty is a title insurance company organized under the laws of New Mexico and doing business in Los Alamos and Santa Fe Counties.  Trinity acquired Title Guaranty in May of 2000 to provide services related to the lending activities of the Bank.  Title Guaranty has provided services to the Los Alamos community since its founding in 1963 and handled approximately 67% of the mortgages recorded in Los Alamos County in 2011 and 71% in 2010.  Title Guaranty has one competitor in Los Alamos County, which handled approximately 33% of the mortgages recorded in Los Alamos County in 2011.  Title Guaranty opened a second office in the Bank’s Downtown Santa Fe facility in February 2005, and currently leases a title plant for Santa Fe County to provide title services and products.  Title Guaranty faces strong competition in Santa Fe County from nine other title companies.  In 2011, Title Guaranty handled approximately 10% of the mortgages recorded in Santa Fe County and 14% in 2010.  Title Guaranty is regulated by the New Mexico Public Regulation Commission’s Department of Insurance with which Title Guaranty is required to file annual experience reports and who audits Title Guaranty annually.  The annual experience report requires that Title Guaranty be audited annually by a certified public accountant.

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

Employees. As of December 31, 2011, Title Guaranty had 12 full time-equivalent employees.  Title Guaranty is not a party to any collective bargaining agreements.  Employee relations are excellent as evidenced by the results of our annual employee satisfaction surveys.

Cottonwood Technology Group, LLC

In August 2008, the Bank obtained a 26% interest in Cottonwood.  This entity is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with the Company.  Cottonwood is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting.  Cottonwood is also engaged in the management and solicitation of funds for a venture capital fund, Cottonwood Technology Fund, in which the Bank is an investor.  The Bank currently holds a 24% interest following the Bank’s assignment 2% of its interests to the other members of Cottonwood on July 13, 2009.  The Bank has fully funded its $150 thousand capital investment in Cottonwood.

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

Southwest Medical Technologies, LLC

In September of 2010, the Bank invested in SWMT as a 20% member.  Participation in this entity is part of the Bank's venture capital investments. This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s capital investment will be $250 thousand of which approximately $186 thousand had been paid, as of December 31, 2011.

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

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Difficult economic and market conditions have adversely affected our industry. Dramatic declines in the housing market in recent years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General economic conditions, reduced availability of commercial credit and historically elevated unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other.  These conditions have generally led to increased commercial and consumer deficiencies, inconsistent customer confidence, increased market volatility and reductions in certain business activities.  The resulting economic pressure on consumers and businesses has adversely affected our industry and may adversely affect our business, results of operations and financial condition.  Although we believe that these difficult economic conditions in the financial markets have recently improved, worsening of these conditions would likely exacerbate the adverse effects of these market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

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
•
Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by disruptions in the capital markets or other events, including deteriorating investor expectations.

•
We expect to face increased capital requirements, both at the Trinity level and at the Bank level.  In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III.  We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the Deposit Insurance Fund, or DIF, and reduced the ratio of reserves to insured deposits.  Furthermore, the Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased assessments on depository institutions.  Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments applicable to us will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our profitability is dependent upon the health of the markets in which we operate.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  In recent years, the United States has suffered from historically difficult economic conditions.  As discussed in the section above entitled “Los Alamos National Bank – Market Area, ” the effects of these conditions have not been as bad in our markets as other parts of the country, however, our markets have still experienced significant difficulties due to the downturn in the national economy.  If the overall economic climate in the United States, generally, and our market areas, specifically, fails to improve, this could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory’s health is its funding.  The Laboratory’s 2012 fiscal budget saw a decrease of approximately $300 million from the federal government and future budgets are forecasted to be flat.  As a result, the Laboratory announced on February 21, 2012, plan for workforce reduction of approximately 400-800 employees through a voluntary separation program.  A similar program was conducted at the end of 2007, resulting in an overall reduction of 570 employees through voluntary separation program and natural attrition, with minimal effect on the Bank.  However, any material decrease in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

Changes in future rules applicable to CPP participants could adversely affect our business, results of operations and financial condition.  On March 27, 2009, we issued $35.5 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury pursuant to the Capital Purchase Program (“CPP”), along with warrants to purchase 1,777 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“CPP Preferred Stock”), which the Treasury immediately exercised.  The rules and policies applicable to recipients of capital under the CPP have evolved since we first elected to participate in the program and their scope, timing and effect may continue to evolve in the future.  Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior OCC, Federal Reserve and U.S. Treasury approval.  Based on Federal Reserve guidelines, institutions seeking to redeem CPP Preferred Stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

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

Further, we are subject to extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the CPP.  Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Dodd-Frank Act also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives.  These rules, if adopted, may level the playing field within the industry but may also make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

We must effectively manage our credit risk, including risks specific to real estate value due to the large concentration of real estate loans in our loan portfolio. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan underwriting procedures, careful monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, stress testing and periodic independent reviews of outstanding loans by our audit department, a third-party loan review as well as external auditors.  However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.  If the overall economic climate in the United States, generally, and our market areas, specifically, do not continue to improve, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Further, the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending.  The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit ($27.7 million), we can and have engaged in participation loans with other financial institutions to respond to customer requirements.  However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute $996.2 million, or approximately 81.8% of our total loan portfolio as of December 31, 2011.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing.  The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs prudent underwriting standards in making residential mortgage loans.  The Bank purchased mortgage-backed securities in 2009, 2010 and 2011 based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as CDOs, SIVs, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to Fannie Mae.  The Bank continues to service the majority of loans that are sold to third-party investors, to build on our relationship with the customers and provide a continuing source of income through mortgage servicing right fees.

The real estate market in New Mexico slowed during the past few years. However, the New Mexico real estate market has not suffered the same extent as other areas of the nation.  If loans collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  To mitigate such risk, we employ the use of independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral.  We continually monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on the ability to sell these loans to Fannie Mae.  As of December 31, 2011, the Bank serviced a total of $973.1 million in loans that were sold to Fannie Mae, in addition to the $385.4 million in residential real estate loans maintained on the balance sheet.  In the event Fannie Mae was no longer able or willing to purchase residential real estate loans from the Bank, in the absence of a new secondary market purchaser, our ability to originate such loans may be limited to those loans we could fund on the Bank’s balance sheet or through other means not traditionally undertaken by the Bank.  If we were unable to identify a new partner or fund the loans on our balance sheet, it could have the effect of limiting the Company’s mortgage loan service fee income, as well as fees and premiums associated with originating and selling such loans.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2011, construction loans, including land acquisition and development, totaled $161.8 million, or 13.3%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.  We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, requiring that advances typically be made on a percentage of completion basis as determined by independent third party inspectors, and by limiting the amount of construction development lending.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  Lending money is the heart of our business.  Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  A deterioration or lack of improvement in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

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

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices.  To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.  Our current growth strategies involve internal growth from our current offices, rather than growth through the acquisition of other financial institutions.  The newest office (opened in Albuquerque in November of 2011) is approximately 1,500 square feet which provides additional space for serving our customers, including the provision of deposit services.  Our historical experience is rapid absorption of new offices, with offices becoming profitable well ahead of budget; however, such rapid absorption is not guaranteed in the future.

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

In January of 2010, the Bank entered into an Agreement with the OCC as described in Item 1 above.  The Agreement is focused on reducing our classified loans and reducing our loan concentration in commercial real estate.  As part of the Agreement, we agreed to develop and maintain a number of initiatives and policies, most of which were already implemented or have since been implemented.  We have been deemed in compliance with the Agreement but if we were to fail to continue our compliance with, or adherence to, all of the provisions in the Agreement while it is effective, we could become subject to further regulatory enforcement actions, which could affect our business and operations and our ability to remain eligible for financial holding company status.

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

There is a limited trading market for our common shares and, as with all companies, shareholders may not be able to resell shares at or above the price shareholders paid for them. Our common stock is not listed on any automated quotation system or securities exchange and no firm makes a market in our stock.  The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot ensure the volume of trading in our common shares will increase in the future.

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

The Federal Financial Institutions Examination Council (“FFIEC”) issued guidance for “Strong Authentication/Two Factor Authentication” in the Internet banking environment.  All financial institutions were required to make changes to their online banking systems to meet the FFIEC requirements.  In response to this guidance, Trinity incorporated multiple layers of security to protect our customers’ financial data.  We further employ external information technology auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  Although we, with the help of third-party service providers and auditors, intend to continue implementing security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we, and our third-party service providers, use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

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

Our ability to pay dividends is limited. In August of 2010, the Company, in accordance with the respective indenture agreements, began to defer interest payments on its Trust Preferred Securities and the dividends on the CPP Preferred Stock issued to Treasury.  On April 26, 2011, the Company declared a dividend to pay all of the previously deferred interest payments on the junior subordinated debentures and dividends on CPP Preferred Stock issued to the Treasury. The Company is current with all dividend and interest payments and the Company expects to continue to make these payments.  However, there is no guarantee the Company will not have to defer future interest or principal payments.  If such a deferral takes place, under the terms of both the CPP and the Trust Preferred Securities issuances, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends on the CPP Preferred Stock have been paid in full.

In addition, under the terms of the CPP, we may not increase the dividends payable on our common stock beyond the $0.40 semi-annual dividend that we had most recently declared prior to Treasury’s investment until March of 2012 without the consent of Treasury, provided Treasury still holds the CPP Preferred Stock.  After March of 2012, we may increase the dividends by 3.0% per year without consent of Treasury, provided Treasury still holds the CPP Preferred Stock.

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

The recent economic environment, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

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

Legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.  On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, included provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allowed financial institutions to pay interest on business checking accounts.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminated certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital.  This provision also required the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world.  Basel III is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; and (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress.  Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital.  The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of March 15, 2012, the Company conducted operations through seven locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank’s Albuquerque offices are in leased office space and the Cerrillos Road office is subject to a ground lease as further discussed in Note 12 – “Description of Leasing Arrangements.”  In addition to our offices, the Bank operates 30 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either on bank properties or on leased property.

Properties	Address	Entity
Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank, Title Guaranty
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank, Title Guaranty
Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico 87507	Bank
Albuquerque Office I	6301 Indian School Road N.E. Albuquerque, New Mexico 87110	Bank
Albuquerque Office II	6801 Jefferson NE Albuquerque, New Mexico 87109	Bank

Item 3. Legal Proceedings.

The Company and its subsidiaries are not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business and those otherwise specifically stated herein, which, in the opinion of management, are material to our consolidated financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of March 15, 2012, there were 6,449,726 shares of common stock outstanding and approximately 1,584 shareholders of record.  The most recent reported sale price of Trinity’s stock as of December 31, 2011 was $12.75 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.  The following figures have been adjusted for all stock splits:

Quarter ending	High sales price	Low sales price
December 31, 2011	$13.25	$10.00
September 30, 2011	16.00	10.00
June 30, 2011	16.50	8.00
March 31, 2011	11.00	8.50

December 31, 2010	$10.00	$8.50
September 30, 2010	14.50	10.00
June 30, 2010	17.00	13.50
March 31, 2010	20.00	17.75

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Dividend Policy

Since January 2010, Trinity paid dividends on our common stock as follows:

Date paid	Amount per share
January 13, 2012	$0.15
October 14, 2011	0.10
January 15, 2010	0.27

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

We have the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on Trinity common stock and Trinity preferred stock.  We have issued in the aggregate approximately $37.1 million in junior subordination debentures to the Trusts.  All of the common stock of the Trusts is owned by Trinity and the debentures are the only assets of the Trusts.  Pursuant to the respective indentures governing the subordinated debentures, we have the right to defer interest payments up to 20 consecutive quarters for a portion of the debentures and up to 10 consecutive semi-annual periods for the remaining portion; however, interest payments on the debentures, including all such deferred interest payments, must be paid before we pay dividends on our capital stock, including our common stock and the preferred stock issued to Treasury pursuant to the CPP.  Therefore, we may not pay dividends unless all accrued interest payments on the junior subordinated debentures have been paid in full.

The terms of the CPP Preferred Stock issued in March of 2009 also place certain restrictions on the Trinity’s ability to pay dividends on its common stock.  First, no dividends on Trinity’s common stock can be paid unless all accrued dividends on Treasury’s CPP Preferred Stock have been paid in full  Therefore, we may not pay dividends on common stock unless all accrued interest payments on the preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, March 27, 2012, Trinity may not increase the dividends paid on its common stock above a semi-annual dividend of $0.40 per share without first obtaining the consent of Treasury.  After the third anniversary date, Trinity may increase dividends on common stock no more than 3% per year without first obtaining the consent of Treasury.  After the tenth anniversary date, Trinity may not pay dividends on common stock until Treasury’s investment is repaid

In August of 2010, Trinity, in accordance with the respective indenture agreements and terms of the CPP, began to defer interest payments on its trust preferred securities and the dividends on the CPP Preferred Stock issued to Treasury.  On April 26, 2011, Trinity declared a dividend to pay all of the previously deferred interest payments on the junior subordinated debentures and dividends on CPP Preferred Stock issued to the Treasury.  As of March 15, 2012 and December 31, 2011, all interest payments due on the junior subordinated debentures and all dividend payments due under the CPP Preferred Stock were current.

Finally, due to the Agreement and the circumstances leading to its issuance by the OCC, we must seek approval from the Federal Reserve and the OCC prior to the Company and the Bank paying dividends on its common stock or distributions by the Company on the trust preferred securities and the CPP Preferred Stock.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we made no repurchases of any class of our equity securities.

Shareholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks for banks in asset size over $500 million that are quoted on the Pink Sheets followed by SNL.  The cumulative total shareholder return computations assume the investment of $100.00 on December 31, 2006 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared using data provided by SNL Securities LC, Charlottesville, Virginia.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Trinity Capital Corporation	$100.00	$96.44	$80.44	$76.35	$37.22	$49.63
NASDAQ Composite	100.00	110.73	62.53	94.75	110.42	108.22
SNL Bank	100.00	77.45	41.59	43.59	49.31	38.35
SNL Bank $1B to $5B	100.00	72.90	56.91	43.17	49.70	45.14
SNL >$500M Pink Banks	100.00	91.72	65.47	56.88	60.07	59.10

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of Income Data:
Interest income	$67,381	$72,497	$77,768	$83,200	$96,989
Interest expense	12,506	17,815	23,977	35,936	47,998
Net interest income	54,875	54,682	53,791	47,264	48,991
Provision for loan losses	8,245	20,258	26,024	8,183	4,200
Net interest income after provision for loan losses	46,630	34,424	27,767	39,081	44,791
Other income	15,903	16,125	20,489	11,544	10,508
Other expense	52,446	48,606	43,317	38,043	34,605
Income before income taxes	10,087	1,943	4,939	12,582	20,694
Income taxes	2,998	260	1,763	4,583	7,365
Net income	$7,089	$1,683	$3,176	$7,999	$13,329
Dividends on preferred shares	2,142	2,127	1,604	-	-
Net income (loss) available to common shareholders	$4,947	$(444)	$1,572	$7,999	$13,329

Common Share Data:
Earnings (loss) per common share	$0.77	$(0.07)	$0.24	$1.23	$2.05
Diluted earnings (loss) per common share	0.77	(0.07)	0.24	1.23	2.03
Book value per common share (1)	13.98	13.58	13.54	14.16	13.58
Shares outstanding at end of period	6,449,726	6,449,726	6,440,784	6,448,548	6,482,650
Weighted average common shares outstanding	6,449,726	6,445,542	6,444,268	6,478,395	6,514,613
Diluted weighted average common shares outstanding	6,449,726	6,445,542	6,449,134	6,498,211	6,555,865
Dividend payout ratio (2)	32.47%	N/A	279.17%	65.04%	36.59%
Cash dividends declared per common share (3)	$0.25	$0.00	$0.67	$0.80	$0.75

_________________________

(1)	Computed by dividing total stockholders’ equity, including net stock owned by Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.

(2)	Computed by dividing dividends declared per common share by earnings per common share.

(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net interest income	$54,875	$54,682	$53,791	$47,264	$48,991
Tax-equivalent adjustment to net interest income	638	721	634	441	558
Net interest income, fully tax-equivalent basis	$55,513	$55,403	$54,425	$47,705	$49,549

	As of or for the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$154,603	$183,033	$157,760	$117,577	$116,129
Loans, gross	1,215,857	1,189,938	1,239,786	1,230,534	1,171,106
Allowance for loan losses	27,909	28,722	24,504	15,230	13,533
Total assets	1,523,469	1,565,442	1,676,741	1,417,727	1,379,723
Deposits	1,327,127	1,358,345	1,468,445	1,251,594	1,175,458
Short-term and long-term borrowings, including ESOP borrowings and capital lease obligations	24,511	35,663	35,704	25,743	66,051
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116	37,116	37,116	37,116
Stock owned by ESOP participants, net of unearned ESOP shares	8,245	6,132	12,541	13,105	16,656
Stockholders' equity	117,969	117,323	110,361	78,180	71,371

Performance Ratios:
Return on average assets (1)	0.47%	0.11%	0.20%	0.57%	0.96%
Return on average equity (2)	5.64%	1.37%	2.62%	8.76%	15.56%
Return on average common equity (3)	5.52%	(0.51)%	1.72%	8.76%	15.56%
Net interest margin on a fully tax-equivalent basis (4)	3.83%	3.66%	3.64%	3.52%	3.73%
Loans to deposits	91.62%	87.60%	84.43%	98.32%	99.63%
Efficiency ratio (5)	74.10%	68.65%	58.32%	64.69%	58.16%
_________________________
(1)	Calculated by dividing net income by average assets.

(2)	Calculated by dividing net income by the average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares, during the year.

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

(5)	Calculated by dividing operating expense by the sum of net interest income and other income.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Asset Quality Ratios:
Non-performing loans to total loans	4.88%	4.19%	5.24%	2.71%	1.01%
Non-performing assets to total assets	4.87%	4.62%	4.90%	2.57%	0.95%
Allowance for loan losses to total loans	2.29%	2.41%	1.97%	1.24%	1.15%
Allowance for loan losses to non-performing loans	46.93%	57.48%	37.68%	45.62%	114.79%
Net loan charge-offs to average loans	0.76%	1.33%	1.34%	0.54%	0.24%

Capital Ratios: (1)
Tier 1 capital (to risk-weighted assets)	13.46%	13.23%	12.90%	10.08%	10.32%
Total capital (to risk-weighted assets)	14.72%	14.50%	14.16%	11.80%	12.11%
Tier 1 capital (to average assets)	10.68%	9.82%	9.58%	8.35%	8.19%
Average equity, including junior subordinated debt owed to unconsolidated trusts, to average assets	10.68%	9.96%	10.15%	9.12%	8.81%
Average equity, excluding junior subordinated debt owed to unconsolidated trusts, to average assets	8.25%	7.64%	7.78%	6.48%	6.15%

Other:
Banking facilities	7	6	6	5	4
Full-time equivalent employees	331	322	315	280	283

_________________________

(1)	Ratios presented are for Trinity on a consolidated basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These measures include net interest margin on a fully tax-equivalent basis and average equity including junior subordinated debt owed to unconsolidated trusts to average assets.  Management uses these non-GAAP measures in its analysis of the Company’s performance.  The tax-equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under “Net interest income.”  Banking and financial institution regulators include junior subordinated debt owed to unconsolidated trusts when assessing capital adequacy.  Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing non-equity sources of capital.  Management also believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

During 2011, the Company experienced some improvement in its asset quality when compared to the prior year, as measured by net charge-offs.  Management remains concerned about possible losses in its real estate loan portfolios.  Management deemed the allocations during 2011 to be a necessary and prudent step to reserve against probable losses.  Management will continue to closely monitor asset quality in general, and real estate loan quality in particular, and is committed to act aggressively to minimize further losses.

Mortgage Servicing Right (MSR) Assets:  Servicing residential mortgage loans for third-party investors represents a significant business activity of the Bank.  As of December 31, 2011, mortgage loans serviced for others totaled $973.1 million.  The net carrying amount of the MSRs on these loans totaled $6.3 million as of December 31, 2011.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows:

	2011	2010	2009
	(In thousands)
Balance at beginning of period	$9,030	$8,525	$6,908
Servicing rights originated and capitalized	1,663	2,161	4,116
Amortization	(1,505)	(1,656)	(2,499)
	$9,188	$9,030	$8,525

Below is an analysis of changes in the mortgage servicing right assets valuation allowance:

	2011	2010	2009
	(In thousands)
Balance at beginning of period	$(1,070)	$(878)	$(1,637)
Aggregate reductions credited to operations	227	1,556	2,144
Aggregate additions charged to operations	(2,095)	(1,748)	(1,385)
	$(2,938)	$(1,070)	$(878)

The aggregate fair values of the MSRs were $6.6 million, $8.6 million and $8.8 million on December 31, 2011, 2010 and 2009, respectively.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of December 31, 2011, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2011, 2010 and 2009:

	At December 31,
	2011	2010	2010
Public Securities Association (PSA) speed	320.00%	233.33%	232.00%
Discount rate	10.75	10.75	10.76
Earnings rate	1.22	2.17	2.75

Overview.  Despite a continued weak national recovery in 2011, the Company’s profitability increased over the prior year.  We remained the largest single market-share holder in our two markets (Santa Fe and Los Alamos Counties), as measured by the SOD reports compiled by the FDIC as of June 30, 2011.  Earnings were significantly higher in 2011 as compared to the prior two years.  Trinity had net income of $7.1 million before the required dividends on CPP Preferred Shares.

The national and state economies continue to be depressed relative to historical comparisons.  The Company continues to experience challenges in its loan portfolio, with higher than historical levels of non-performing loans and foreclosed properties.  In response to these challenges, and to proactively position the Company to meet these challenges, we have continued to reduce our concentrations in the commercial real estate and construction real estate portfolios, increased capital by managing growth and restricting dividends and have taken other steps in compliance with the Agreement with the OCC.

Regulatory Proceedings Against the Bank.  As previously disclosed, the Bank and the OCC entered into the Agreement on January 26, 2010.  The Agreement contains, among other things, directives for the Bank to take specific actions, within time frames specified therein, to address risk management and capital matters that, in the view of the OCC, may impact the Bank’s overall safety and soundness.  Specifically, the Bank is required to, among other things: (i) continue to develop, implement and ensure adherence to written programs designed to reduce the level of credit risk in the Bank’s loan portfolio; (ii) review, revise and ensure adherence to a written capital program; (iii) comply with its approved capital program, which calls for maintaining higher than the regulatory minimum capital ratios; and (iv) obtain prior OCC approval before paying dividends.

At December 31, 2011 and at March 15, 2012, the Bank has fully addressed the provisions of the Agreement.  A copy of the Agreement was filed as part of the Company’s Current Report on Form 8-K filed on February 1, 2010 with the SEC.  The filing is available on the SEC’s website and the Company’s website.

Income Statement Analysis

Net Income-General. Trinity’s net income available to common shareholders for the year ended December 31, 2011, totaled $4.9 million, or diluted earnings of $0.77 per common share, compared to a net loss available to common shareholders for the year ended December 31, 2010 of $(444) thousand, or $(0.07) diluted loss per common share, an increase of $5.4 million in net income available to common shareholders and an increase of $0.84 in diluted earnings per common share.  This increase in net income available to common shareholders was primarily due to a decrease in the provision for loan losses of $12.0 million, which was partially offset by an increase in non-interest expense of $3.8 million.  The decrease in the provision for loan losses was due to management’s analysis of the improvement in asset quality (based on a drop in net charge-offs) over the two periods.  The increase in non-interest expense was primarily due to an increase in the amortization and valuation of mortgage servicing rights, an increase in other non-interest expenses and an increase in salaries and employee benefits.  The increase in the amortization and valuation of mortgage servicing rights was due to an increase in the valuation allowance associated with mortgage servicing rights, which was due to the lower interest rate environment.  The increase in other non-interest expense was primarily due to an increase in the expense associated with interest rate lock commitments and an increase in the amortization of purchased tax credits.  The increase in salaries and employee benefits was due to increased staff costs partially associated with the opening of our newest office in Albuquerque during the fourth quarter of 2011.  In addition, other income decreased $222 thousand from 2010 to 2011 and net interest income increased $193 thousand during the same period.  Other income decreased primarily due to a decrease in the net gain on sale of loans, which was largely offset by a net gain on the sale of securities.  Net interest income increased slightly due to a decrease in interest expense due to lower interest rates in 2011 than compared to 2010.  Income tax expenses increased $2.7 million from 2010 to 2011 mainly due to greater pre-tax income.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities.  The Company’s net income is also affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount management believes to be adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income.  Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums, collection expenses, other losses and other expenses.

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

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,191,905	$63,481	5.33%	$1,208,892	$68,512	5.67%	$1,247,073	$73,297	5.88%
Taxable investment securities	128,976	2,508	1.94	139,001	2,384	1.72	81,018	2,999	3.70
Investment securities exempt from federal income taxes (2)	28,288	1,636	5.78	34,937	1,882	5.39	31,489	1,690	5.37
Federal funds sold	11,759	103	0.88	276	-	0.12	865	1	0.12
Other interest-bearing deposits	88,713	214	0.24	131,414	357	0.27	134,969	332	0.25
Investment in unconsolidated trust subsidiaries	1,116	77	6.90	1,116	83	7.44	1,116	83	7.44
Total interest-earning assets	1,450,757	68,019	4.69	1,515,636	73,218	4.83	1,496,530	78,402	5.24
Non-interest-earning assets	72,582			85,943			63,770
Total assets	$1,523,339			$1,601,579			$1,560,300

Interest-bearing Liabilities:
Deposits:
NOW deposits	$142,283	$262	0.18%	$120,522	$269	0.22%	$109,035	$425	0.39%
Money market deposits	239,884	440	0.18	214,819	476	0.22	193,200	801	0.41
Savings deposits	316,114	526	0.17	360,805	932	0.26	348,593	1,371	0.39
Time deposits over $100,000	285,099	4,524	1.59	385,147	7,852	2.04	396,197	11,234	2.84
Time deposits under $100,000	205,067	2,819	1.37	215,226	4,103	1.91	211,623	5,601	2.65
Short-term borrowings	8,855	250	2.82	5,558	269	4.84	26,523	735	2.77
Long-term borrowings	22,985	781	3.40	27,923	887	3.18	17,210	762	4.43
Long-term capital lease obligations	2,211	268	12.12	2,211	268	12.12	2,211	268	12.12
Junior subordinated debt owed to unconsolidated trusts	37,116	2,636	7.10	37,116	2,759	7.43	37,116	2,780	7.49
Total interest-bearing liabilities	1,259,614	12,506	0.99	1,369,327	17,815	1.30	1,341,708	23,977	1.79

Demand deposits--non-interest-bearing	$57,841			$48,706			$42,837
Other non-interest-bearing liabilities	80,247			61,119			54,437
Stockholders' equity, including stock owned by ESOP	125,637			122,427			121,318
Total liabilities and stockholders equity	$1,523,339			$1,601,579			$1,560,300
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$55,513	3.70%		$55,403	3.53%		$54,425	3.45%
Net interest margin on a fully tax-equivalent basis(4)			3.83%			3.66%			3.64%
Net interest margin(4)			3.78%			3.61%			3.59%

_________________________

(1)
Average loans include non-accrual loans of $57.6 million, $59.3 million and $53.8 million for 2011, 2010 and 2009.  Interest income includes loan origination fees of $1.8 million, $2.0 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)
Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  These adjustments were $638 thousand, $721 thousand and $634 thousand for 2011, 2010 and 2009, respectively.

(3)
Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is presented on a fully tax-equivalent basis.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2011, net interest income on a fully tax-equivalent basis remained relatively flat, with an increase of $110 thousand (0.2%) to $55.5 million from $55.4 million in 2010.  This slight increase resulted from a decrease in interest expense of $5.3 million (29.8%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $5.2 million (7.1%).  The decrease in interest expense was primarily due to a decrease in the cost of interest-bearing liabilities of 31 basis points, which accounted for a $3.3 million decrease in interest expense.  There was a decrease in average interest-bearing liabilities of $109.7 million (8.0%), accounting for a $2.0 million decrease in interest expense.  Interest income on a fully tax-equivalent basis decreased primarily do to a decrease in the yield on interest-earning assets of 14 basis points, which accounted for a decrease of $3.6 million in interest income on a fully tax-equivalent basis.  There was a decrease in average interest-earning assets of $64.9 million (4.3%), which accounted for a decrease in interest income on a fully tax-equivalent basis of $1.6 million.  The net interest margin expressed on a fully tax-equivalent basis increased 17 basis points to 3.83% in 2011 from 3.66% in 2010.

In 2010, net interest income on a fully tax-equivalent basis increased $978 thousand (1.8%) to $55.4 million from $54.4 million in 2009.  This increase resulted from a decrease in interest expense of $6.2 million (25.7%), which was partially offset by a decrease in interest income on a fully tax-equivalent basis of $5.2 million (6.6%).  The decrease in interest expense was primarily due to a decrease in the cost of interest-bearing liabilities of 49 basis points, which accounted for a $5.7 million decrease in interest expense.  There was an increase in average interest-bearing liabilities of $27.6 million (2.1%), though lower cost deposits increased while higher cost deposits decreased, making the mix of deposits lower cost overall.  This accounted for a $464 thousand decrease in interest expense.  Interest income on a fully tax-equivalent basis decreased primarily due to a decrease in the yield on interest-earning assets of 41 basis points, which accounted for a decrease of $4.6 million in interest income on a fully tax-equivalent basis.  There was an increase in average interest-earning assets of $19.1 million (1.3%), though lower earning assets (investment securities) increased, while higher earning assets (loans) decreased, having a net overall effect of lowering the yield on interest earning assets in the mix.  This accounted for a decrease of $543 thousand in interest income on a fully tax-equivalent basis.  The net interest margin expressed on a fully tax-equivalent basis increased 2 basis points to 3.66% in 2010 from 3.64% in 2009.

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

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest-earning Assets:
Loans	$(952)	$(4,079)	$(5,031)	$(2,207)	$(2,578)	$(4,785)
Taxable investment securities	(180)	304	124	1,488	(2,103)	(615)
Investment securities exempt from federal income taxes(1)	(378)	132	(246)	186	6	192
Federal funds sold	-	103	103	(1)	-	(1)
Other interest bearing deposits	(106)	(37)	(143)	(9)	34	25
Investment in unconsolidated trust subsidiaries	-	(6)	(6)	-	-	-
Total increase (decrease) in interest income	$(1,616)	$(3,583)	$(5,199)	$(543)	$(4,641)	$(5,184)
Interest-bearing Liabilities:
Now deposits	$45	$(52)	$(7)	$41	$(197)	$(156)
Money market deposits	52	(88)	(36)	82	(407)	(325)
Savings deposits	(104)	(302)	(406)	47	(486)	(439)
Time deposits over $100,000	(1,796)	(1,532)	(3,328)	(305)	(3,077)	(3,382)
Time deposits under $100,000	(186)	(1,098)	(1,284)	93	(1,591)	(1,498)
Short-term borrowings	121	(140)	(19)	(804)	338	(466)
Long-term borrowings	(165)	59	(106)	382	(257)	125
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	(123)	(123)	-	(21)	(21)
Total increase (decrease) in interest expense	$(2,033)	$(3,276)	$(5,309)	$(464)	$(5,698)	$(6,162)
Increase (decrease) in net interest income	$417	$(307)	$110	$(79)	$1,057	$978

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between 2011 and 2010 and between 2010 and 2009 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Net difference	2010	2009	Net difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$2,637	$2,630	$7	$2,630	$2,519	$111
Trust fees	1,903	1,722	181	1,722	1,463	259
Loan and other fees	3,256	2,998	258	2,998	2,699	299
Service charges on deposits	1,617	1,638	(21)	1,638	1,718	(80)
Net gain on sale of loans	4,027	5,473	(1,446)	5,473	7,766	(2,293)
Net gain on sale of securities	1,057	109	948	109	2,543	(2,434)
Title insurance premiums	869	1,096	(227)	1,096	1,364	(268)
Other operating income	537	459	78	459	417	42
	$15,903	$16,125	$(222)	$16,125	$20,489	$(4,364)

In 2011, other income decreased $222 thousand (1.4%) to $15.9 million from $16.1 million in 2010.  Gain on sale of loans decreased $1.4 million (26.4%) mainly due to a decrease in the volume of loans sold in 2011 compared to 2010.  Though there was continued mortgage loan refinance volume in 2011, it was at a lower level than in 2010 as interest rates remained at historically low levels.  Gain on sale of securities increased $948 thousand (869.7%) from 2010 to 2011, mainly due to an increase in the volume of securities sold in 2011 compared to 2010.  These security sales were based upon interest rate risk and liquidity management decisions, as management increased liquidity by moving these securities into cash and reduced their rate sensitivity to the possibility of a rising interest rate environment.

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

Impact of Inflation and Changing Prices. Our consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Other Expenses. Changes in other expenses between 2011 and 2010 and between 2010 and 2009 are as follows:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Net difference	2010	2009	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$22,049	$20,922	$1,127	$20,922	$20,055	$867
Occupancy	4,029	4,118	(89)	4,118	3,517	601
Data processing	3,429	3,164	265	3,164	2,854	310
Marketing	1,396	1,317	79	1,317	1,564	(247)
Amortization and valuation of mortgage servicing rights	3,373	1,848	1,525	1,848	1,740	108
Amortization and valuation of other intangible assets	753	478	275	478	296	182
Supplies	780	438	342	438	698	(260)
Loss on sale of other real estate owned	3,233	3,886	(653)	3,886	1,128	2,758
Postage	646	626	20	626	567	59
Bankcard and ATM network fees	1,509	1,221	288	1,221	1,343	(122)
Legal, professional and accounting fees	3,061	2,983	78	2,983	3,023	(40)
FDIC insurance premiums	2,262	3,265	(1,003)	3,265	3,285	(20)
Collection expenses	2,093	1,806	287	1,806	608	1,198
Repossession and fraud losses	723	665	58	665	508	157
Other	3,110	1,869	1,241	1,869	2,131	(262)
	$52,446	$48,606	$3,840	$48,606	$43,317	$5,289
Other expenses increased $3.8 million (7.9%) to $52.4 million in 2011 from $48.6 million in 2010.  Amortization and valuation of mortgage servicing rights increased by $1.5 million (82.5%) due a higher valuation allowance in 2011 compared to 2010, due to a lower interest rate environment by the end of 2011 compared to 2010.  Other non-interest expense increased $1.2 million (66.4%), mainly due to an increase in expenses associated with interest rate lock commitments of $785 thousand and an increase in the amortization of purchased income tax credits of $485 thousand.  The expenses associated with interest rate lock commitments increased due to the change of the valuation of these commitments between 2010 and 2011, due to changes in the interest rate environment.  The amortization of purchased income tax credits increased due to the purchase of income tax credits in 2011, compared to no such purchases in 2010.  As these tax credits are purchased at a discount, and the full par value of the tax credits are subtracted from income tax expense, the net effect is an increase in after-tax income of $54 thousand.  Salaries and employee benefits increased $1.1 million (5.4%) mainly due to increases in staff due to the opening of the new Albuquerque office, as well as normal salary raises.  FDIC insurance premiums decreased $1.0 million (30.7%) primarily due to a decrease in the rate used to compute the Bank’s insurance assessment.  This was primarily due to the increases in the Bank’s leverage capital ratio.

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

Income Taxes. In 2011, provision for income tax expense increased by $2.7 million (1,053.1%) from the previous year to a total of $3.0 million, and the effective tax rate increased from 13.4% in 2010 to 29.7% in 2011.  These increases were primarily due to an increase in taxable income.  The increase in the effective tax rate was mainly attributable to the smaller effect of permanent tax differences (such as interest on tax-exempt investments) on a larger pool of pre-tax income.

In 2010, provision for income tax expense decreased by $1.5 million (85.3%) from the previous year to a total of $260 thousand, and the effective tax rate decreased from 35.7% in 2009 to 13.4% in 2010.  The decrease in the effective tax rate was mainly attributable to the larger effect of permanent tax differences (such as interest on tax-exempt investments) on a smaller pool of pre-tax income.

Balance Sheet Analysis

Balance Sheet-General. Total assets at December 31, 2011, were $1.5 billion, a decrease in $42.0 million (2.7%) from December 31, 2010.  Total investment securities decreased $28.4 million (15.5%) and cash and cash equivalents decreased $23.3 million (21.9%).  The decrease in total investment securities was primarily due to an increase in the sales of investment securities due to asset/liability management decisions by management.  The decrease in cash and cash equivalents was primarily due to the reinvestment of these funds into net loans, which increased by $26.7 million (2.3%).  During the same period, total liabilities decreased $44.7 million (3.1%), remaining at $1.4 billion.  The decrease in total liabilities was primarily due to a decrease in total deposits of $31.2 million (2.3%) and a decrease in total borrowings of $11.2 million (33.3%).  These decreases were due to a decision by management to continue to lower excess liquidity and to further strengthen the Company’s capital ratios.  Stockholders’ equity (including stock owned by the Employee Stock Ownership Plan) increased $2.8 million (2.2%) to $126.2 million on December 31, 2011, compared to $123.5 million on December 31, 2010.  This increase was primarily due to the increase in retained earnings, net of dividends declared.

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

The following tables set forth the amortized cost and fair value of our securities by accounting classification category and by type of security as indicated:

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$60,350	$60,575	$42,551	$42,735	$68,502	$68,382
States and political subdivisions	5,960	6,030	20,263	20,584	26,112	26,519
Residential mortgage-backed securities	68,632	68,106	98,692	99,272	41,906	41,855
Total securities available for sale	$134,942	$134,711	$161,506	$162,591	$136,520	$136,756
Securities Held to Maturity
States and political subdivisions	$10,779	$11,879	$11,107	$10,951	$11,436	$10,808
Total securities held to maturity	$10,779	$11,879	$11,107	$10,951	$11,436	$10,808
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,997	$7,997	$8,219	$8,219	$8,452	$8,452
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$9,113	$9,113	$9,335	$9,335	$9,568	$9,568

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from 18 to 36 months.  States and political subdivision investment securities consist of investment grade and local non-rated issues with maturities from six months to 25 years.

The Company had a total of $68.6 million in Collateralized Mortgage Obligations (“CMOs”) as of December 31, 2011.  All of these CMOs were private label issues or issued by U.S. Government-sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2011, the ratings of these securities ranged from AAA to Baa3, all of which are considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  As of December 31, 2011, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2011, securities of no single issuer exceeded 10% of stockholders’ equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2011:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
Government sponsored agencies	$15,177	1.08%	$45,398	0.72%	$-	-%	$-	-
States and political subdivision (1)	2,221	3.03%	3,809	2.31%	-	-%	-	-
Residential mortgage-backed securities	-	-	5,449	0.92%	15,390	1.00%	47,267	3.16%
Total	$17,398		$54,656		$15,390		$47,267
Securities Held to Maturity:
States and political subdivision (1)	$-	-	$-	-	$1,184	0.00%	$9,595	9.69%
Total	$-		$-		$1,184		$9,595
Other securities:
Non-marketable equity securities (including FRB and FHLB stock) (2)	$150	-%	$-	-	$1,252	6.70%	$6,595	0.68%
Investment in unconsolidated trusts	-	-	-	-	-	-	1,116	7.33%
Total	$150		$-		$1,252		$7,711

_________________________

(1)
Yield is reflected on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  The $1.2 million with a 0.00% yield is a municipal security based on the 1 year Constant Maturity Treasury index less 0.50% and has a floor of 0.00%.

(2)
Non-marketable equity securities include a $150 thousand investment in the New Mexico Community Development Loan Fund, a tax-exempt non-profit corporation, which the Company made at 0.00% interest as a donation of interest to this corporation.  Also included is a $1.2 million tax credit purchased as part of a commercial real estate loan.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$163,115	13.39%	$149,987	12.58%	$137,684	11.08%	$116,588	9.46%	$118,670	10.12%
Commercial real estate	448,991	36.84	425,172	35.66	452,235	36.41	412,184	33.43	382,909	32.65
Residential real estate	385,404	31.63	400,713	33.61	399,588	32.17	388,776	31.54	360,934	30.77
Construction real estate	161,803	13.28	164,721	13.82	194,179	15.63	254,444	20.64	249,284	21.26
Installment and other	59,257	4.86	51,632	4.33	58,456	4.71	60,746	4.93	61,028	5.20
Total loans	1,218,570	100.00	1,192,225	100.00	1,242,142	100.00	1,232,738	100.00	1,172,825	100.00
Unearned income	(2,713)		(2,287)		(2,356)		(2,204)		(1,719)
Gross loans	1,215,857		1,189,938		1,239,786		1,230,534		1,171,106
Allowance for loan losses	(27,909)		(28,722)		(24,504)		(15,230)		(13,533)
Net loans	$1,187,948		$1,161,216		$1,215,282		$1,215,304		$1,157,573

Net loans increased $26.7 million (2.3%) from December 31, 2010 to December 31, 2011, remaining at $1.2 billion.  There were increases in the commercial real estate portfolio of $23.8 million, the commercial non-real estate portfolio of $13.1 million and installment and other loan portfolio of $7.6 million.  These increases were partially offset by decreases in the residential real estate portfolio of $15.3 million, and the construction real estate portfolio of $2.9 million.

The Bank has been actively reducing its loan concentrations in the non-owner occupied commercial real estate and construction real estate categories.  We have adopted as policy certain internal limits on these concentrations, based upon the Bank’s risk profile and the current economic environment.  The Bank began this planned reduction in concentrations in 2009 and has agreed to continue its plan in the Agreement with the OCC.

Loan Maturities. The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2011:

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial loans and construction real estate loans	$70,173	$216,230	$32,257	$2,567	$3,691	$-	$324,918

Asset Quality. The tables below present several analyses of non-performing loans, classified loans and other non-performing assets.

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans	$59,469	$49,968	$65,035	$33,387	$11,789
Loans 90 days or more past due, still accruing interest	-	-	-	-	-
Total non-performing loans	59,469	49,968	65,035	33,387	11,789
Other real estate owned	14,139	21,860	16,750	2,354	1,358
Other repossessed assets	511	420	406	692	4
Total non-performing assets	$74,119	$72,248	$82,191	$36,433	$13,151
Restructured loans, still accruing interest	11,220	5,588	2,513	940	521
Total non-performing loans to total loans	4.88%	4.19%	5.24%	2.71%	1.01%
Allowance for loan losses to non-performing loans	46.93%	57.48%	37.68%	45.62%	114.79%
Total non-performing assets to total assets	4.87%	4.62%	4.90%	2.57%	0.95%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2011:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	-	$-	1	$16,000	-	$-	1	$8,997	$-	$24,997
$3.0 million to $4.9 million	-	-	2	7,784	-	-	1	4,245	-	12,029
$1.5 million to $2.9 million	-	-	-	-	-	-	1	1,515	2,729	4,244
Under $1.5 million	17	2,116	9	2,585	68	9,608	24	3,469	421	18,199
Total	17	$2,116	12	$26,369	68	$9,608	27	$18,226	$3,150	$59,469

Percentage of individual loan category		1.30%		5.87%		2.49%		11.26%	5.32%	4.88%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2010:

	Commercial loans		Commercial real estate loans		Residential real estate loans		Construction real estate loans		Installment & other loans	Total loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
	(Dollars in thousands)
$5.0 million or more	-	$-	1	$16,000	-	$-	-	$-	$-	$16,000
$3.0 million to $4.9 million	-	-	-	-	-	-	2	7,645	-	7,645
$1.5 million to $2.9 million	-	-	-	-	-	-	-	-	2,964	2,964
Under $1.5 million	17	2,598	11	3,029	62	10,951	21	6,263	518	23,359
Total	17	$2,598	12	$19,029	62	$10,951	23	$13,908	$3,482	$49,968

Percentage of individual loan category		1.73%		4.48%		2.73%		8.44%	6.74%	4.19%

Non-performing Loans. Non-performing loans include (i) loans accounted for on a non-accrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Troubled debt restructurings that are performing in accordance with modified terms are not included with non-performing loans, although they are presented in the table above.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on non-accrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to $4.4 million for each of the years ended December 31, 2011 and 2010, respectively.  None of these amounts were included in interest income during these periods.  Our policy is to place loans 90 days past due on non-accrual status.  An exception is made when management believes a loan is well secured and in the process of collection.  No exceptions have been made in the last five years.  We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge off to the allowance.

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

At December 31, 2011, total non-performing assets increased $1.9 million to $74.1 million from $72.2 million at December 31, 2010 mainly due to an increase in non-accruing loans of $9.5 million, which was partially offset by a decrease in other real estate owned of $7.7 million.  The increase in non-accruing loans was mainly due to increases in non-accruing commercial real estate loans of $7.3 million and non-accruing construction real estate loans of $4.3 million.  These increases were partially offset by decreases in non-accruing residential real estate loans of $1.3 million, non-accruing commercial non-real estate loans of $482 thousand and non-accruing installment and other loans of $332 thousand.  There were no specifically identified losses in the non-accrual loans that have not already been charged-off.  As of December 31, 2011, all collateral-dependent impaired loans have been charged down to the collateral value, less selling costs.

The following table presents a summary of other real estate owned activity for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$21,860	$16,750
Transfers in at fair value less estimated costs to sell	10,708	25,163
Fair value adjustments	(2,109)	(1,931)
Net (losses) gains on sales of other real estate owned	(1,198)	(1,994)
Cash received upon disposition	(3,819)	(16,128)
Sales of other real estate owned financed by loans	(11,303)	—
Balance at end of year	$14,139	$21,860

As of the December 31, 2011 and 2010, total other real estate owned consisted of:

	As of December 31,
	2011	2010
	(In thousands)
Construction property	$6,918	$14,872
Residential real estate	2,908	3,427
Commercial real estate	4,313	3,561
Total	$14,139	$21,860

As of December 31, 2011, there were a total of 47 properties in other real estate owned.  Of these, 30 were construction properties, 11 were residential real estate properties and 6 were commercial real estate properties.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$28,722	$24,504	$15,230	$13,533	$12,167
Provision for loan losses	8,245	20,258	26,024	8,183	4,200
Charge-offs:
Commercial	1,516	4,477	5,310	4,021	1,766
Commercial real estate	694	1,460	360	104	246
Residential real estate	4,613	5,944	3,484	1,219	363
Construction real estate	2,222	5,762	5,971	585	-
Installment and other	884	1,903	2,254	1,087	771
Total charge-offs	9,929	19,546	17,379	7,016	3,146
Recoveries:
Commercial	175	3,076	173	263	84
Commercial real estate	77	5	11	-	-
Residential real estate	355	181	65	16	56
Construction real estate	165	91	73	42	64
Installment and other	99	153	307	209	108
Total recoveries	871	3,506	629	530	312
Net charge-offs	9,058	16,040	16,750	6,486	2,834
Balance at end of year	$27,909	$28,722	$24,504	$15,230	$13,533

Gross loans at end of year	$1,215,857	$1,189,938	$1,239,786	$1,230,534	$1,171,106
Ratio of allowance to total loans	2.29%	2.41%	1.97%	1.24%	1.15%
Ratio of net charge-offs to average loans	0.76%	1.33%	1.34%	0.54%	0.24%

Net charge-offs for 2011 totaled $9.1 million, a decrease of $7.0 million (43.5%) from 2010.  The decrease in net charge-offs was mainly due to decreases in charge-offs in construction real estate loans of $3.5 million (61.4%), commercial non-real estate loans of $3.0 million (66.1%), residential real estate loans of $1.3 million (22.4%) and installment and other loans of $1.0 million (53.5%).  These decreases in charge-offs were partially offset by a decrease in recoveries on commercial non-real estate loans of $2.9 million (94.3%).  The broad decreases in charge-offs in all categories of loans was due to a general improvement in loan quality in 2011 compared to 2010.  The decrease in commercial non-real estate loan recoveries was mainly due to a single large recovery on a commercial loan due to a favorable legal settlement in 2010; such a large recovery was not repeated in 2011.  The provision for loan losses decreased $12.0 million (59.3%) based upon management’s estimate of the adequacy of the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,949	13.39%	$5,857	12.58%	$4,371	11.08%	$2,200	9.46%	$4,535	10.12%
Commercial and residential real estate	13,735	68.47	11,102	69.27	8,416	68.58	5,215	64.97	4,293	63.42
Construction real estate	5,984	13.28	7,322	13.82	8,637	15.63	6,512	20.64	3,691	21.26
Installment and other	4,067	4.86	4,122	4.33	3,080	4.71	1,303	4.93	1,014	5.20
Unallocated	174	N/A	319	N/A	-	N/A	-	N/A	-	N/A
Total	$27,909	100.00%	$28,722	100.00%	$24,504	100.00%	$15,230	100.00%	$13,533	100.00%

The allowance for loan losses decreased $813 thousand (2.8%) from December 31, 2010 to December 31, 2011.  There was a decrease in the allocation for commercial non-real estate loans of $1.9 million (32.6%) and construction real estate loans of $1.3 million (18.3%).  These decreases were partially offset by an increase in the allocation for commercial and residential real estate of $2.6 million (23.7%) and a decrease in the unallocated portion of $145 thousand (45.5%).  Of the $1.9 million decrease in the allocation for commercial non-real estate loans, $1.7 million was based on historical loss.  Likewise, of the $1.3 million decrease in the allocation for construction real estate loans, $1.3 million was based on historical loss.  The allocation for commercial and residential real estate increased mainly due to an increase in the adjustment due to qualitative factors in these loan portfolios.  For further information, please see discussion in “Critical Accounting Policies—Allowance for Loan Losses” above.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The Bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is normally charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2011 were $73.2 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs, so there are no specifically identified losses allocated in the allowance for loan losses.  Impaired loans valued at the present value of expected future cash flows have a total of $1.2 million allocated in the allowance for loan losses.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured, regardless of whether such credits are guaranteed by the government or others, and regardless of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured.  Total loans which were considered restructured as of December 31, 2011 were $14.3 million.  Of these, $11.2 million is still performing in accordance with modified terms and are considered performing loans.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to remain relatively unchanged in accordance with the Bank’s established policy.  Overall, management’s outlook for the New Mexico economy for 2012 is expected to be a slow recovery.  Over-the-year employment growth was 0.9 % in 2011, but is expected to be 1% in 2012, and accelerating modestly from 2013-2016. Housing construction overall has remained depressed throughout 2011 and is expected to recovery slightly at the end of 2012.

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

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Performing loans classified as:
Substandard	$23,365	$25,667	$30,648	$38,815	$9,890
Doubtful	-	-	-	-	17
Total performing adversely classified loans	$23,365	$25,667	$30,648	$38,815	$9,907
Special mention loans	$14,139	$1,091	$5,269	$24,836	$30,715

Total performing adversely classified assets as of December 31, 2011 were $23.4 million.  This was a decrease of $2.3 million (9.0%) from December 31, 2010 to December 31, 2011.  The main reason for the decrease was a decrease in classified construction real estate loans of $8.7 million, which was partially offset by increases in classified residential real estate loans of $3.2 million and classified commercial non-real estate loans of $2.5 million.  The overall decrease was mainly due to loans being placed in non-accrual status or foreclosed, and fewer loans being downgraded to replace them.  In addition, special mention loans increased $13.0 million (1,196.0%) from $1.1 million on December 31, 2010 to $14.1 million on December 31, 2011.  The main reason for the increase was an increase in special mention construction real estate loans of $12.8 million.  This increase was due to three construction loan relationships being placed in this classification that were previously pass grade.

Management carefully monitors the adversely classified assets it has in its portfolio.  Management believes the increase in classified assets in 2008 was a result of current national and regional economic difficulties, particularly in the area of real estate sales.  Classified loans continue to be higher than historical experience in years prior to 2008.  Although we do not have direct exposure from subprime mortgages, we have significant concentrations in real estate lending (through construction, residential and commercial loans), and while the New Mexico real estate environment is currently more favorable than many areas of the nation, real estate values have fallen and there are concerns that such values will stagnate or continue to fall within our market areas.  As a result, we will continue to closely monitor market conditions, our loan portfolio and make any adjustments to our allowance for loan losses deemed necessary to adequately provide for probable losses in these areas.

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

The following table sets forth the maturities of time deposits $100 thousand and over:

At December 31, 2011
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$73,544
After three but within six months	45,193
After six but within twelve months	79,639
After twelve months	76,813
Total time deposits $100,000 and over	$275,189

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”) with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.  Total short-term and long-term borrowings decreased $11.2 million at December 31, 2011, compared to December 31, 2010 due to scheduled payments on existing borrowings as well as the prepayment of one $10 million borrowing.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$8,855	$5,558	$26,523
Maximum outstanding at any month-end during the period	10,000	20,000	40,000
Balance outstanding at end of period	-	1,152	20,000
Weighted average interest rate during the period	2.82%	4.84%	2.77%
Weighted average interest rate at end of the period	0.00%	6.03%	4.67%
Long-term borrowings:
Average balance outstanding	$22,985	$27,923	$17,210
Maximum outstanding at any month-end during the period	22,300	32,300	33,529
Balance outstanding at end of period	22,300	32,300	13,493
Weighted average interest rate during the period	3.40%	3.18%	4.43%
Weighted average interest rate at end of the period	3.39%	3.13%	3.68%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	7.10%	7.43%	7.49%
Weighted average interest rate at end of the period	6.08%	7.33%	7.32%

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

At December 31, 2011 and 2010, we were in compliance with the foregoing policy.

At December 31, 2011, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $165.6 million and standby letters of credit of $14.3 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $364.5 million at December 31, 2011.  Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2011, we had the ability to borrow from the FHLB up to a total of $275.7 million in additional funds.  We also may borrow through the Federal Reserve Bank’s discount window up to a total of $129.5 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.  Based upon the current economic conditions and uncertainties, the Company has adjusted its policies on administering its balance sheet to adjust to these changes.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Agreement, which affect its ability to pay dividends to Trinity.  See “Business—Trinity Capital Corporation—Supervision and Regulation—Dividends” and “Business—Los Alamos National Bank—Supervision and Regulation—Dividend Payments” in Item 1 of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%.  At December 31, 2011, the Bank could pay a total of $51.6 million in dividends and still meet these minimum regulatory capital ratio requirements for “well-capitalized” status.  However, the Bank has established an internal Capital Plan which provides for certain ranges and internal minimum capital levels based upon certain risk factors.  The Capital Plan also identifies potential sources for additional capital should it be deemed necessary.  For more information, please see “Capital Resources” and Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements—Note 20, ‘Regulatory Matters’” below.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.  For further discussion of the nature of each obligation, please see Item 8, “Financial Statements and Supplemental Data—Notes to Consolidated Financial Statements” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$849,221	$849,221	$-	$-	$-
Time deposits (1)	477,906	364,546	61,842	45,018	6,500
Long-term borrowings (1)	22,300	-	-	20,000	2,300
Operating leases	483	189	294	-	-
Capital leases	2,211	-	2,211	-	-
Junior subordinated debt owed to unconsolidated trusts	37,116	-	-	-	37,116
Total contractual long term cash obligations	$1,389,237	$1,213,956	$64,347	$65,018	$45,916

_________________________

(1)	Excludes interest.

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

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2011.  Further discussion of these commitments is included in Note 16 in Item 8, “Financial Statements and Supplementary Data” of this report.

	Payments Due by Period
	Total	One year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$62,335	$56,795	$2,467	$3,073	$-
Commercial real estate	2,104	2,104	-	-	-
Residential real estate	256	256	-	-	-
Construction real estate	16,181	16,124	-	-	57
Revolving home equity and credit card lines	75,968	36,449	7,892	9,897	21,730
Other	8,789	8,788	1	-	-
Standby letters of credit	14,342	12,284	2,018	40	-
Total commitments to extend credit	179,975	132,800	12,378	13,010	21,787
Commitments to sell mortgage loans	35,476	35,476	-	-	-
ESOP liquidity put	8,245	1,649	3,298	3,298	-
Total commitments	$223,696	$169,925	$15,676	$16,308	$21,787

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

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  A “well–capitalized” institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  As of December 31, 2011, the Bank had maintained capital in excess of these ratios.  The Bank remains strongly capitalized with its total capital to risk-weighted assets exceeding the statutory requirements for “well-capitalized” status at 14.32%, over 140% of the statutory requirements as of December 31, 2011.  In connection with the current economic environment, the Bank has a Capital Plan to maintain its total capital to risk-weighted assets at 12% or above and its Tier 1 capital to total assets at 9% or above.

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

Trinity and the Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2011.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2011 are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2011
Total capital (to risk-weighted assets):
Consolidated	176,984	14.72%	96,185	8.00%	N/A	N/A
Bank only	171,188	14.32%	95,663	8.00%	119,579	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	161,793	13.46%	48,093	4.00%	N/A	N/A
Bank only	156,078	13.05%	47,832	4.00%	71,748	6.00%
Tier 1 capital (to average assets):
Consolidated	161,793	10.68%	60,573	4.00%	N/A	N/A
Bank only	156,078	10.36%	60,277	4.00%	75,347	5.00%

_________________________

N/A—not applicable

Statement of Cash Flows

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $30.6 million, $14.3 million and $18.5 million for 2011, 2010 and 2009.  Net cash provided by operating activities increased $16.3 million from 2010 primarily due to a decrease in cash used in the origination of loans held for sale, net of sales of loans held for sale, of $17.4 million.  This was partially offset by a decrease in cash provided by net income, less adjustments for non-cash items, of $1.1 million.  Net cash provided by operating activities decreased $4.2 million from 2009 primarily due to a decrease in cash provided by sales of loans held for sale, net of origination of loans held for sale, of $15.5 million.  This was partially offset by an increase in cash provided by net income, less adjustments for non-cash items, of $11.3 million.

Net cash (used in) investing activities was ($7.9) million, ($2.8) million and ($92.0) million for 2011, 2010 and 2009.  Net cash (used in) investing activities increased $5.1 million from 2010 to 2011 mainly due to an increase in cash used in the funding of loans (net of repayments) of $41.6 million, a decrease in cash provided by the maturities and paydowns of investment securities of $17.6 million, a decrease in cash provided by the sales of other real estate owned of $12.3 million and an increase in the cash used in the purchase of loans of $2.7 million.  These items were partially offset by a decrease in cash used in the purchase of investment securities of $53.4 million and an increase in cash provided by the sale of investment securities of $16.4 million.  Net cash (used in) investing activities decreased $89.2 million between 2009 and 2010 mainly due to an increase in cash provided from the maturities and paydowns of investment securities of $115.1 million and a decrease in cash used by the funding of loans, net of repayments, of $58.5 million.  These items were partially offset by a decrease in cash provided from the sale of investment securities of $91.8 million.

Net cash (used in) provided by financing activities was $(46.0) million, $(112.7) million and $255.8 million for 2011, 2010 and 2009.  The decrease in cash used in financing activities of $66.8 million from 2010 to 2011 was mainly due to a decrease in cash used as our managed deposit run-off slowed by $78.9 million and a decrease in cash used in the repayment of borrowings of $8.9 million, which was partially offset by a decrease in cash provided by borrowings of $20.0.  From 2009 to 2010, net cash provided by financing activities decreased $368.5 million mainly due to a decrease in cash provided by the net decrease in deposits of $327.0 million and a decrease in cash provided by the issuance of preferred stock of $35.5 million.  Between 2008 and 2009, net cash provided by financing activities increased $226.6 million primarily due to an increase of cash provided by the net increase in deposits of $140.7 million, an increase in cash provided from the issuance of borrowings, net of repayments, of $50.0 million, and an increase in cash provided by the issuance of preferred stock of $35.5 million.

The most significant decrease in deposits from December 31, 2010 to December 31, 2011, occurred in time deposits over $100,000 ($53.0 million), with a smaller decrease in other time deposits ($8.4 million) and MMDA deposits ($3.6 million).  There was growth in DDA deposits ($26.9 million), NOW accounts ($5.8 million) and savings deposits ($1.2 million).  This decrease in total deposits was due to a decision by management to decrease the amount of public deposits in order to decrease excess liquidity and increase capital ratios.

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

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2011, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2011, on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of December 31, 2011:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$516,841	$467,086	$184,798	$47,132	$1,215,857
Loans held for sale	22,549	-	-	-	22,549
Investment securities	9,351	29,777	69,343	45,016	153,487
Securities purchased under agreements to resell	11,583	-	-	-	11,583
Interest-bearing deposits with banks	46,626	-	1,984	-	48,610
Investment in unconsolidated trusts	496	-	-	620	1,116
Total interest-earning assets	$607,446	$496,863	$256,125	$92,768	$1,453,202

Interest-bearing Liabilities:
NOW deposits	$66,300	$130,387	$-	$-	$196,687
Money market deposits	83,628	108,117	-	-	191,745
Savings deposits	126,289	181,831	-	-	308,120
Time deposits over $100,000	73,544	124,832	70,313	6,500	275,189
Time deposits under $100,000	57,695	108,475	36,547	-	202,717
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$423,952	$653,642	$129,071	$29,420	$1,236,085
Rate sensitive assets (RSA)	$607,446	$1,104,309	$1,360,434	$1,453,202	1,453,202
Rate sensitive liabilities (RSL)	423,952	1,077,594	1,206,665	1,236,085	1,236,085
Cumulative GAP (GAP=RSA-RSL)	183,494	26,715	153,769	217,117	217,117
RSA/Total assets	39.87%	72.49%	89.30%	95.39%	95.39%
RSL/Total assets	27.83%	70.73%	79.21%	81.14%	81.14%
GAP/Total assets	12.04%	1.75%	10.09%	14.25%	14.25%
GAP/RSA	30.21%	2.42%	11.30%	14.94%	14.94%

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

Based on simulation modeling at December 31, 2011 and December 31, 2010, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	At December 31, 2011		At December 31, 2010
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(4,272)	(7.82)%	$(5,253)	(9.95)%
+1.00	(3,502)	(6.41)	(3,363)	(6.37)
(1.00)	16	0.03	(1,711)	(3.24)
(2.00)	5	0.01	(3,426)	(6.49)

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at December 31, 2011.

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

FINANCIAL STATEMENTS
Audited Financial Statements December 31, 2011, 2010, and 2009

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent Registered Public Accounting firm has issued an attestation report on management’s assessment of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trinity Capital Corporation

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Capital Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Trinity Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams, LLP

Albuquerque, NM
March 15, 2012

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Amounts in thousands, except share data)

	2011	2010
ASSETS
Cash and due from banks	$22,690	$16,765
Interest-bearing deposits with banks	48,610	89,316
Securities purchased under resell agreements	11,583	110
Cash and cash equivalents	82,883	106,191
Investment securities available for sale	134,711	162,591
Investment securities held to maturity, at amortized cost (fair value of $11,879 at December 31, 2011 and $10,951 at December 31, 2010)	10,779	11,107
Other investments	9,113	9,335
Loans held for sale	22,549	25,080
Loans (net of allowance for loan losses of $27,909 at December 31, 2011 and $28,722 at December 31, 2010)	1,187,948	1,161,216
Premises and equipment, net	29,297	30,264
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	5,889	6,736
Mortgage servicing rights, net	6,250	7,960
Other real estate owned	14,139	21,860
Prepaid expenses	3,426	6,076
Net deferred tax assets	8,102	5,587
Other assets	6,173	9,228
Total assets	$1,523,469	$1,565,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$152,669	$109,891
Interest-bearing	1,174,458	1,248,454
Total deposits	1,327,127	1,358,345
Short-term borrowings	-	1,152
Long-term borrowings	22,300	32,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	2,141	4,873
Other liabilities	6,360	5,990
Total liabilities	1,397,255	1,441,987

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Amounts in thousands, except share data)
(Continued from previous page)

	2011	2010
Stock owned by Employee Stock Ownership Plan (ESOP) participants; 646,675 shares and 628,914 shares at December 31, 2011 and December 31, 2010, respectively, at fair value	$8,245	$6,132
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at December 31, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	$34,018	$33,808
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at December 31, 2011 and December 31, 2010, $1,000 liquidation value per share, at amortized cost	2,012	2,044
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 at December 31, 2011 and December 31, 2010	6,836	6,836
Additional paid-in capital	1,976	1,899
Retained earnings	84,240	83,018
Accumulated other comprehensive (loss) income	(139)	692
Total stockholders' equity before treasury stock	128,943	128,297
Treasury stock, at cost, 407,074 shares at December 31, 2011 and December 31, 2010	(10,974)	(10,974)
Total stockholders' equity	117,969	117,323
Total liabilities and stockholders' equity	$1,523,469	$1,565,442

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands except per share data)

	2011	2010	2009
Interest income:
Loans, including fees	$63,481	$68,512	$73,297
Investment securities:
Taxable	2,508	2,384	2,999
Nontaxable	998	1,161	1,056
Federal funds sold	103	-	1
Other interest-bearing deposits	214	357	332
Investment in unconsolidated trusts	77	83	83
Total interest income	67,381	72,497	77,768
Interest expense:
Deposits	8,571	13,632	19,432
Short-term borrowings	250	269	735
Long-term borrowings	781	887	762
Long-term capital lease obligations	268	268	268
Junior subordinated debt owed to unconsolidated trusts	2,636	2,759	2,780
Total interest expense	12,506	17,815	23,977
Net interest income	54,875	54,682	53,791
Provision for loan losses	8,245	20,258	26,024
Net interest income after provision for loan losses	46,630	34,424	27,767
Other income:
Mortgage loan servicing fees	2,637	2,630	2,519
Trust fees	1,903	1,722	1,463
Loan and other fees	3,256	2,998	2,699
Service charges on deposits	1,617	1,638	1,718
Net gain on sale of loans	4,027	5,473	7,766
Net gain on sale of securities	1,057	109	2,543
Title insurance premiums	869	1,096	1,364
Other operating income	537	459	417
Total other income	15,903	16,125	20,489
 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands except per share data)
(Continued from previous page)

	2011	2010	2009
Other expenses:
Salaries and employee benefits	$22,049	$20,922	$20,055
Occupancy	4,029	4,118	3,517
Data processing	3,429	3,164	2,854
Marketing	1,396	1,317	1,564
Amortization and valuation of mortgage servicing rights	3,373	1,848	1,740
Amortization and valuation of other intangible assets	753	478	296
Supplies	780	438	698
Loss on sale of other real estate owned	3,233	3,886	1,128
Postage	646	626	567
Bankcard and ATM network fees	1,509	1,221	1,343
Legal, professional and accounting fees	3,061	2,983	3,023
FDIC insurance premiums	2,262	3,265	3,285
Collection expenses	2,093	1,806	608
Repossession and fraud losses	723	665	508
Other	3,110	1,869	2,131
Total other expense	52,446	48,606	43,317
Income before provision for income taxes	10,087	1,943	4,939
Provision for income taxes	2,998	260	1,763
Net income	$7,089	$1,683	$3,176
Dividends and discount accretion on preferred shares	2,142	2,127	1,604
Net income (loss) available to common stockholders	$4,947	$(444)	$1,572
Basic earnings (loss) per common share	$0.77	$(0.07)	$0.24
Diluted earnings (loss) per common share	$0.77	$(0.07)	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands except share and per share data)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Issued	Held in Treasury
Balance, December 31, 2008	$6,836	$(11,105)	$0	$1,797	$79,233	$1,419	$78,180
Comprehensive income
Net income					3,176
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $137						210
Reclassification of unrealized gains to realized gains, net of taxes of $1,056						(1,487)
Total comprehensive income							1,899
Dividends declared on common shares					(4,315)		(4,315)
Dividends declared on preferred shares					(1,469)		(1,469)
Issuance of preferred stock, series A			33,437				33,437
Issuance of preferred stock, series B			2,102				2,102
Amortization of preferred stock issuance costs			135		(135)		-
Treasury shares purchased		(473)					(473)
Treasury shares issued		364		(85)			279
Tax benefit from the exercise of stock options				10			10
Increase in stock owned by ESOP participants, 24,516					(533)		(533)
Net change in the fair value of stock owned by ESOP participants					1,097		1,097
Stock options and stock appreciation rights expensed				147			147
Balance, December 31, 2009	$6,836	$(11,214)	$35,674	$1,869	$77,054	$142	$110,361

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 2010 and 2009
(Amounts in thousands except share and per share data)
(Continued from previous page)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Issued	Held in Treasury
Balance, December 31, 2009	$6,836	$(11,214)	$35,674	$1,869	$77,054	$142	$110,361
Comprehensive income
Net income					1,683
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $314						644
Reclassification of unrealized gains to realized gains, net of taxes of $15						(94)
Total comprehensive income							2,233
Dividends declared on preferred shares					(1,949)		(1,949)
Amortization of preferred stock issuance costs			178		(178)		-
Treasury shares purchased		(9)					(9)
Treasury shares issued		249		(115)			134
Increase in stock owned by ESOP participants, 1,884					(38)		(38)
Net change in the fair value of stock owned by ESOP participants					6,446		6,446
Stock options and stock appreciation rights expensed				145			145
Balance, December 31, 2010	$6,836	$(10,974)	$35,852	$1,899	$83,018	$692	$117,323

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 2010 and 2009
(Amounts in thousands except share and per share data)
(Continued from previous page)

	Common Stock
	Issued	Held In Treasury	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$6,836	$(10,974)	$35,852	$1,899	$83,018	$692	$117,323
Comprehensive income
Net income					7,089
Net change in unrealized gain on investment securities, available-for-sale, net of taxes of $171						(88)
Reclassification of unrealized gains to realized gains, net of taxes of $314						(743)
Total comprehensive income							6,258
Dividends declared on common shares					(1,612)		(1,612)
Dividends declared on preferred shares					(1,964)		(1,964)
Amortization of preferred stock issuance costs			178		(178)		-
Increase in stock owned by ESOP participants, 17,761					(173)		(173)
Net change in the fair value of stock owned by ESOP participants					(1,940)		(1,940)
Stock options and stock appreciation rights expensed				77			77
Balance, December 31, 2011	$6,836	$(10,974)	$36,030	$1,976	$84,240	$(139)	$117,969

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	2011	2010	2009
Cash Flows From Operating Activities
Net income	$7,089	$1,683	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,008	3,040	2,660
Net amortization of:
Mortgage servicing rights	1,505	1,656	2,499
Other intangible assets	753	493	296
Premium and discounts on investment securities, net	1,489	1,174	29
Junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Provision for loan losses	8,245	20,258	26,024
Change in mortgage servicing rights valuation allowance	1,868	192	(759)
Loss on disposal of premises and equipment	-	13	3
Net (gain) on sale of investment securities	(1,057)	(109)	(2,543)
Federal Home Loan Bank (FHLB) stock dividends received	(9)	(10)	(6)
Loss on venture capital investments	521	554	286
Net gain on sale of loans	(4,027)	(5,473)	(7,766)
Loss on disposal of other real estate owned	1,198	1,994	721
Write-down of value of other real estate owned	2,109	1,931	283
(Increase) in deferred income tax assets	(2,515)	(608)	(3,150)
Decrease (increase) in other assets	7,773	785	(7,624)
(Decrease) increase in other liabilities	(2,349)	(953)	1,183
Stock options and stock appreciation rights expenses	77	145	147
Tax benefit recognized for exercise of stock options	-	-	(10)
Net cash provided by operating activities before originations and gross sales of loans held for sale	25,692	26,779	15,463
Gross sales of loans held for sale	162,513	213,177	400,072
Origination of loans held for sale	(157,618)	(225,700)	(397,064)
Net cash provided by operating activities	30,587	14,256	18,471

(Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands)
(Continued from previous page)

	2011	2010	2009
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$108,904	$126,828	$11,241
Proceeds from maturities and paydowns of investment securities, held to maturity	329	329	258
Proceeds from maturities and paydowns of investment securities, other	470	171	731
Proceeds from sale of investment securities, available for sale	20,507	4,115	95,894
Purchase of investment securities, available for sale	(103,280)	(156,993)	(140,480)
Purchase of investment securities, held to maturity	-	-	(2,766)
Purchase of investment securities, other	(760)	(482)	(4,936)
Proceeds from sale of other real estate owned	3,819	16,128	9,556
Loans funded, net of repayments	(32,984)	8,645	(49,857)
Purchases of loans	(2,690)	-	(1,101)
Purchases of premises and equipment	(2,041)	(1,368)	(10,206)
Acquisition of intangible assets	(210)	(209)	(367)
Net cash (used in) investing activities	(7,936)	(2,836)	(92,033)
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	30,166	(28,622)	124,730
Net (decrease) increase in time deposits	(61,384)	(81,478)	92,121
Proceeds from issuances of borrowings	-	20,000	30,000
Repayment of borrowings	(11,152)	(20,041)	(20,039)
Purchase of treasury stock	-	(9)	(473)
Issuance of common stock for stock option plan	-	134	289
Issuance of preferred stock	-	-	35,539
Common shares dividend payments	(645)	(1,739)	(5,155)
Preferred shares dividend payments	(2,944)	(969)	(1,227)
Tax benefit recognized for exercise of stock options	-	-	10
Net cash (used in) provided by financing activities	(45,959)	(112,724)	255,795
Net (decrease) increase in cash and cash equivalents	(23,308)	(101,304)	182,233
Cash and cash equivalents:
Beginning of period	106,191	207,495	25,262
End of period	$82,883	$106,191	$207,495

 (Continued on following page)

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands)
(Continued from previous page)

	2011	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,238	$17,980	$24,760
Income taxes	3,378	441	4,797
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	10,708	25,163	24,956
Transfers from loans to repossessed assets	1,292	-	-
Sales of other real estate owned financed by loans	11,303	-	-
Dividends declared, not yet paid	1,210	1,223	1,981
Change in unrealized (loss) gain on investment securities, net of taxes	(831)	550	(1,277)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see “Consolidation” accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reach the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  As of December 31, 2011, all assets have been transferred to the Bank.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of December 31, 2011, the amortized amount of the new market tax credit was $1.2 million and is included in “other investments” on the balance sheet. The initial amount of the loan was $5.2 million.  As of December 31, 2011, the current outstanding loan amount was $5.2 million and is included in “loans, net” on the balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of December 31, 2011, the total investment was $574 thousand and is included in “other investments” on the balance sheet.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s total capital investment will be $250 thousand.  As of December 31, 2011, the investment in SWMT was $186 thousand and is included in “other investments” on the balance sheet.

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

Deposits with banks, federal funds sold and securities purchased under resell agreements:  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks with original maturities of 90 days or less and federal funds sold.

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

Loans held for sale:  Loans held for sale are those loans the Company intends to sell.  They are carried at the lower of aggregate cost or fair value.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds plus the value of the mortgage servicing rights compared to the carrying value of the loans.  These are generally sold within 30 to 60 days of origination.

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

Interest on loans is accrued and reported as income using the interest method on daily principal balances outstanding.  The Bank generally discontinues accruing interest on loans when the loan becomes 90 days or more past due or when management believes that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on nonaccrual loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Such interest will be reported as income on a cash basis, only upon collection of such interest.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral (less estimated disposition costs) if the loan is collateral dependent.  The amount of impairment (if any) and any subsequent changes are included in the allowance for loan losses.

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

Troubled debt restructurings.  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.

In determining whether a debtor is experiencing financial difficulties, the Company considers if the debtor is in payment default or would be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor has securities that have been or are in the process of being delisted, the debtor’s entity-specific projected cash flows will not be sufficient to service any of its debt, or the debtor cannot obtain funds from sources other than the existing creditors at a market rate for debt with similar risk characteristics.

In determining whether the Company has granted a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the debtor will serve as adequate compensation for other terms of the restructuring, and whether the debtor otherwise has access to funds at a market rate for debt with similar risk characteristics.

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  This may result in the loan being returned to accrual at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note.  The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment.  The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring.  A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue.  The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.

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

Other real estate owned (“OREO”):  OREO includes real estate assets that have been received in full or partial satisfaction of debt.  OREO is initially recorded at fair value, less estimated selling costs, establishing a new cost basis and subsequently carried at lower of cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in loss on sale of other real estate owned under non-interest expenses.  Operating results from OREO are recorded in collection expenses under non-interest expense.

Mortgage servicing rights:  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans.  The Bank initially measures mortgage servicing rights at fair value.

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

Prepaid expenses.  The Company may pay certain expenses before the actual costs are incurred.  In this case, these expenses are recognized as an asset.  These assets are amortized as expense over the period of time in which the costs are incurred.  The original term of these prepaid expenses generally range from three months to five years.  The most significant single prepaid expense as of December 31, 2011, was a $2.4 million prepaid FDIC insurance premium to be amortized over the next year and a half ending in June 2013.

Earnings per common share:  Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share were determined assuming that all in-the-money stock options were exercised at the beginning of the years presented.  Unearned shares owned by the Employee Stock Ownership Plan (ESOP) are treated as not outstanding for the purposes of computing basic earnings per common share.

Average number of shares used in calculation of earnings per common share and diluted earnings per common share are as follows:

	2011	2010	2009
	(In thousands, except share and per share data)
Net income	$7,089	$1,683	$3,176
Dividends and discount accretion on preferred shares	2,142	2,127	1,604
Net income (loss) available to common shareholders	$4,947	$(444)	$1,572
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(411,258)	(412,532)
Weighted average common shares outstanding, net	6,449,726	6,445,542	6,444,268
Basic earnings (loss) per common share	$0.77	$(0.07)	$0.24
Weighted average dilutive shares from stock option plan	-	-	4,866
Weighted average common shares outstanding including dilutive shares	6,449,726	6,445,542	6,449,134
Diluted earnings (loss) per common share	$0.77	$(0.07)	$0.24

Certain stock options were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market prices.  The total number of shares excluded was 272,000, 384,500 and 356,500 for years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive income:  Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale, net of tax.  Comprehensive income is presented in the following table:

	2011	2010	2009
	(In thousands)
Net income	$7,089	$1,683	$3,176
Securities available for sale:
Net unrealized (losses) gains arising during the period	(259)	958	347
Related income tax benefit (expense)	171	(314)	(137)
Net securities (gains) reclassified into earnings	(1,057)	(109)	(2,543)
Related income tax benefit	314	15	1,056
Net effect on other comprehensive income for the period	(831)	550	(1,277)
Comprehensive income	$6,258	$2,233	$1,899

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Recent accounting pronouncements:

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions related to loans modified in a troubled debt restructuring on July 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance was effective for the reporting periods beginning after June 15, 2011 and was applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company adopted this new guidance on July 1, 2011 and it did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 860 “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement.  The new authoritative guidance also requires additional disclosures about fair value measurements.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 350 “Intangibles — Goodwill and Other.”  New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The new authoritative guidance will be effective for reporting periods after January 1, 2012, with early adoption permitted, and is not expected to have an impact on the Company’s statements of income and financial condition.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  As of December 31, 2011, and December 31, 2010, the reserve requirement was $7.9 million and $2.9 million, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
U.S. Government sponsored agencies	$60,350	$253	$(28)	$60,575
States and political subdivisions	5,960	70	-	6,030
Residential mortgage-backed securities	68,632	326	(852)	68,106
Totals	$134,942	$649	$(880)	$134,711

December 31, 2010
U.S. Government sponsored agencies	$42,551	$184	$-	$42,735
States and political subdivisions	20,263	402	(81)	20,584
Residential mortgage-backed securities	98,692	1,194	(614)	99,272
Totals	$161,506	$1,780	$(695)	$162,591

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
States and political subdivisions	$10,779	$1,263	$(163)	$11,879

December 31, 2010
States and political subdivisions	$11,107	$91	$(247)	$10,951

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Non-marketable equity securities (including FRB and FHLB stock)	$7,997	$-	$-	$7,997
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,113	$-	$-	$9,113

December 31, 2010
Non-marketable equity securities (including FRB and FHLB stock)	$8,219	$-	$-	$8,219
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,335	$-	$-	$9,335

Realized net gains on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Gross realized gains	$1,064	$109	$2,543
Gross realized losses	(7)	-	-
Net gains	$1,057	$109	$2,543

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2011 and 2010 was as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
U.S. Government sponsored agencies	$24,316	$(28)	$-	$-	$24,316	$(28)
Residential mortgage-backed securities	25,800	(672)	9,539	(180)	35,339	(852)
Totals	$50,116	$(700)	$9,539	$(180)	$59,655	$(880)

December 31, 2010
States and political subdivisions	$3,682	$(81)	$-	$-	$3,682	$(81)
Residential mortgage-backed securities	38,796	(614)	-	-	38,796	(614)
Totals	$42,478	$(695)	$-	$-	$42,478	$(695)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
States and political subdivisions	$-	$-	$1,020	$(163)	$1,020	$(163)
Totals	$-	$-	$1,020	$(163)	$1,020	$(163)

December 31, 2010
States and political subdivisions	$-	$-	$1,089	$(247)	$1,089	$(247)
Totals	$-	$-	$1,089	$(247)	$1,089	$(247)

At December 31, 2011, $61.7 million in debt securities had unrealized losses with aggregate depreciation of 1.7% of the Company’s amortized cost basis.  Of these securities, $10.9 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 3.1%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of December 31, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$17,267	$17,398	$-	$-	$150	$150
One to five years	54,504	54,655	-	-	-	-
Five to ten years	15,392	15,390	1,184	1,020	-	-
Over ten years	47,779	47,268	9,595	10,859	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,847	7,847
	$134,942	$134,711	$10,779	$11,879	$9,113	$9,113

Securities with carrying amounts of $27.7 million and $36.9 million at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Loans consisted of:

	December 31,
	2011	2010
	(In thousands)
Commercial	$163,115	$149,987
Commercial real estate	448,991	425,172
Residential real estate	385,404	400,713
Construction real estate	161,803	164,721
Installment and other	59,257	51,632
Total loans	1,218,570	1,192,225
Unearned income	(2,713)	(2,287)
Gross loans	1,215,857	1,189,938
Allowance for loan losses	(27,909)	(28,722)
Net loans	$1,187,948	$1,161,216

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At December 31, 2011, 25.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

There have been no significant changes in the Company’s credit policy in 2011.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2011 and December 31, 2010, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
December 31, 2011:	(In thousands)
Commercial	$160,755	$74	$239	$2,047	$2,360	$163,115
Commercial real estate	422,469	462	4,252	21,808	26,522	448,991
Residential real estate	375,052	1,884	877	7,591	10,352	385,404
Construction real estate	143,243	181	265	18,114	18,560	161,803
Installment and other	56,222	72	116	2,847	3,035	59,257
Total loans	$1,157,741	$2,673	$5,749	$52,407	$60,829	$1,218,570

Nonaccrual loan classification	$1,891	$131	$5,040	$52,407	$57,578	$59,469

December 31, 2010:
Commercial	$146,875	$759	$83	$2,270	$3,112	$149,987
Commercial real estate	405,393	808	-	18,971	19,779	425,172
Residential real estate	388,898	2,422	1,038	8,355	11,815	400,713
Construction real estate	141,126	717	9,628	13,250	23,595	164,721
Installment and other	47,974	156	38	3,464	3,658	51,632
Total loans	$1,130,266	$4,862	$10,787	$46,310	$61,959	$1,192,225

Nonaccrual loan classification	$1,772	$600	$1,286	$46,310	$48,196	$49,968

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2011 and December 31, 2010:

	December 31,
	2011		2010
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,116	$-	$2,598	$-
Commercial real estate	26,369	-	19,419	-
Residential real estate	9,608	-	10,951	-
Construction real estate	18,226	-	13,908	-
Installment and other	3,150	-	3,092	-
Total	$59,469	$-	$49,968	$-

The reduction in interest income associated with loans on non-accrual status was $4.4 million, $4.4 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:	(In thousands)
Commercial	$156,926	$372	$5,817	$-	$163,115
Commercial real estate	409,099	1,007	38,885	-	448,991
Residential real estate	371,605	-	13,799	-	385,404
Construction real estate	126,848	12,760	22,195	-	161,803
Installment and other	57,119	-	2,138	-	59,257
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

December 31, 2010:
Commercial	$146,162	$682	$3,143	$-	$149,987
Commercial real estate	394,673	258	30,241	-	425,172
Residential real estate	387,636	151	12,926	-	400,713
Construction real estate	138,624	-	26,097	-	164,721
Installment and other	48,404	-	3,228	-	51,632
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:	(In thousands)
Current	$1,120,868	$14,139	$22,734	$-	$1,157,741
Past due 30-59 days	611	-	2,062	-	2,673
Past due 60-89 days	118	-	5,631	-	5,749
Past due 90 days or more	-	-	52,407	-	52,407
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

December 31, 2010:
Current	$1,111,092	$1,091	$18,083	$-	$1,130,266
Past due 30-59 days	3,903	-	959	-	4,862
Past due 60-89 days	504	-	10,283	-	10,787
Past due 90 days or more	-	-	46,310	-	46,310
Total	$1,115,499	$1,091	$75,635	$-	$1,192,225

As of December 31, 2011 and December 31, 2010, all nonaccrual loans (totaling $59.5 million and $50.0 million, respectively) were classified Substandard and included in the Substandard column in the above tables.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	December 31,
	2011			2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$5,373	$3,802	$-	$4,484	$2,606	$-
Commercial real estate	36,930	36,879	-	24,442	23,901	-
Residential real estate	4,521	4,240	-	12,381	11,734	-
Construction real estate	20,024	19,386	-	19,124	15,918	-
Installment and other	112	112	-	4,460	3,117	-
With an allowance recorded:
Commercial	687	687	56	479	479	15
Commercial real estate	794	794	49	380	380	45
Residential real estate	6,316	6,316	953	3,429	3,429	338
Construction real estate	262	262	6	-	-	-
Installment and other	712	713	115	461	461	80
Total	$75,731	$73,191	$1,179	$69,640	$62,025	$478
The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2011 and December 31, 2010, showing the average recorded investment and the interest income recognized:

	Year Ended December 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$3,260	$38	$3,411	$1,415
Commercial real estate	24,646	198	24,003	208
Residential real estate	11,242	47	11,086	35
Construction real estate	19,832	407	16,542	97
Installment and other	2,328	15	3,494	-
With an allowance recorded:
Commercial	$1,343	$41	$591	$7
Commercial real estate	514	22	232	10
Residential real estate	5,227	172	3,196	109
Construction real estate	127	1	-	-
Installment and other	960	20	379	16
Total	$69,479	$961	$62,934	$1,897

Average impaired loans for the year ended December 31, 2009 was $51.9 million.  Interest income on impaired loans was $320 thousand for the year ended December 31, 2009.

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

Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management’s assessment of loans in our portfolio and the probability that a charge-off will occur; (2) losses probable in the loan portfolio besides those specifically identified, based upon a migration analysis (over the last twelve quarters) of the percentage of loans currently performing that have probable losses; and (3) qualitative adjustments based on management’s assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes.

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

Activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2011:
Beginning balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722
Provision (benefit) for loan losses	(567)	2,093	5,414	719	730	(144)	8,245
Charge-offs	(1,516)	(694)	(4,613)	(2,222)	(884)	-	(9,929)
Recoveries	175	77	355	165	99	-	871
Net charge-offs	(1,341)	(617)	(4,258)	(2,057)	(785)	-	(9,058)
Ending balance	$3,949	$8,486	$5,249	$5,984	$4,067	$174	$27,909

Year Ended December 31, 2010:
Beginning balance	$4,371	$6,316	$2,100	$8,637	$3,080	$-	$24,504
Provision (benefit) for loan losses	2,887	2,149	7,756	4,356	2,792	318	20,258
Charge-offs	(4,477)	(1,460)	(5,944)	(5,762)	(1,903)	-	(19,546)
Recoveries	3,076	5	181	91	153	-	3,506
Net charge-offs	(1,401)	(1,455)	(5,763)	(5,671)	(1,750)	-	(16,040)
Ending balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$56	$49	$953	$6	$115	$-	$1,179
Loans collectively evaluated for impairment	3,893	8,437	4,296	5,978	3,952	174	26,730
Ending balance	$3,949	$8,486	$5,249	$5,984	$4,067	$174	$27,909
Loans:
Individually evaluated for impairment	$4,489	$37,673	$10,556	$19,648	$825	$-	$73,191
Collectively evaluated for impairment	158,626	411,318	374,848	142,155	58,432	-	1,145,379
Total ending loans balance	$163,115	$448,991	$385,404	$161,803	$59,257	$-	$1,218,570

December 31, 2010
Period-end amount allocated to:
Loans individually evaluated for impairment	$15	$45	$338	$-	$80	$-	$478
Loans collectively evaluated for impairment	5,842	6,965	3,755	7,322	4,042	318	28,244
Ending balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722
Loans:
Individually evaluated for impairment	$3,085	$24,281	$15,163	$15,918	$3,578	$-	$62,025
Collectively evaluated for impairment	146,902	400,891	385,550	148,803	48,054	-	1,130,200
Total ending loans balance	$149,987	$425,172	$400,713	$164,721	$51,632	$-	$1,192,225

Troubled debt restructures (“TDRs”) are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following loans were restructured during the period indicated:

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated at year end
	(In thousands)
Troubled debt restructurings
Commercial	8	$2,073	$1,701	$36
Commercial real estate	1	119	50	6
Residential real estate	21	6,527	6,408	486
Construction real estate	2	234	234	-
Installment and other	13	749	473	61
Total	45	$9,702	$8,866	$589

The following loans were restructured during 2011 and subsequently defaulted before December 31, 2011:

	Number of Contracts	Recorded Investment	Specific Reserves Allocated at year end
	(In thousands)
Troubled debt restructurings that subsequently defaulted
Commercial	1	$401	$-
Total	1	$401	-

Total troubled debt restructurings, both those in accrual and non-accrual status, were $14.3 million and $6.5 million as of December 31, 2011 and 2010, respectively.  The Bank had no commitments to lend additional funds to debtors who also had restructured loans.

Impairment analyses are prepared on troubled debt restructurings in conjunction with the normal allowance for loan loss process.

Loans outstanding to executive officers and directors of the Company, including companies in which these individuals have management control or beneficial ownership, at December 31, 2011 and 2010, were approximately $3.3 million and $4.0 million.  In the opinion of management, these loans have similar terms to other customer loans.  An analysis of the activity related to these loans for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(In thousands)
Balance, beginning	$3,967	$5,021
Additions	4	353
Principal payments and other reductions	(694)	(1,407)
Balance ending	$3,277	$3,967

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association (FNMA)	$972,875	$1,002,348
Other investors	198	237
	$973,073	$1,002,585

During 2011, 2010 and 2009, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% per annum of unpaid principal balance.  These servicing fees totaled $2.6 million, $2.6 million and $2.5 million, respectively.  These fees are recorded as “Mortgage loan servicing fees” under “Other income” on the Consolidated Statements of Income.

Late fees on the loans serviced for others totaled $179 thousand, $235 thousand and $254 thousand during 2011, 2010, and 2009, respectively.  These fees are recorded included in “Other operating income” under “Other income” on the Consolidated Statements of Income.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $7.1 million and $5.2 million as of December 31, 2011 and 2010.  There were no custodial balances on deposit with other financial institutions during 2011 and 2010.

An analysis of changes in mortgage servicing rights asset follows:

	2011	2010	2009
	(In thousands)
Balance at beginning of period	$9,030	$8,525	$6,908
Servicing rights originated and capitalized	1,663	2,161	4,116
Amortization	(1,505)	(1,656)	(2,499)
Balance at end of period	$9,188	$9,030	$8,525

Below is an analysis of changes in the mortgage servicing right asset valuation allowance:

	2011	2010	2009
	(In thousands)
Balance at beginning of period	$(1,070)	$(878)	$(1,637)
Aggregate reductions credited to operations	227	1,556	2,144
Aggregate additions charged to operations	(2,095)	(1,748)	(1,385)
Balance at end of period	$(2,938)	$(1,070)	$(878)

The fair values of the MSRs were $6.6 million, $8.6 million and $8.8 million on December 31, 2011, 2010 and 2009, respectively.

The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.

Our valuation allowance is used to recognize impairments of our MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

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

The following assumptions were used to calculate the market value of the MSRs as of December 31, 2011, 2010 and 2009:

	At December 31,
	2011	2010	2010
Public Securities Association (PSA) speed	320.00%	233.33%	232.00%
Discount rate	10.75	10.75	10.76
Earnings rate	1.22	2.17	2.75

Note 6. Other Intangible Assets

In October 2008, the Bank purchased a customer list from Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico, for $800 thousand, with subsequent payments made in 2009, 2010 and 2011 as noted below.  The purpose of this acquisition was to broaden our customer base and increase assets under management in the Bank’s trust operations.  This customer list is considered an intangible asset under ASC Topic 350, "Intangibles—Goodwill and Other."  Under ASC Topic 350, an intangible asset with a finite life shall be amortized over the useful life of the asset.  Where the useful life is not known, estimates are permissible.

The useful life of the purchased customer list has been estimated at three years, based upon the purchase agreement entered into between the Bank and Allocca & Brunett, Inc.  This intangible asset is to be amortized to a residual value of zero at the end of the period using a straight-line amortization method.

The value of the asset is primarily derived from the expectation that the customers of Allocca & Brunett, Inc. will be substantially acquired by the Bank during the amortization period.  Additional payments of $209 thousand, $209 thousand and $352 thousand, respectively, were made on the anniversary date of the closing date in 2011, 2010 and 2009 per the acquisition contract.  This additional cost was amortized over the remaining years of estimated useful life of the original asset.  As of December 31, 2011, this intangible asset has been fully amortized.

During the years ended December 31, 2011, 2010 and 2009, $753 thousand, $478 thousand and $296 thousand were amortized, respectively.

In addition to the acquired customer list, the Company had $3 thousand in trademarks as non-amortizing intangible assets outstanding as of December 31, 2011 and 2010.

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	As of December 31,
	2011	2010
	(In thousands)
Construction property	$6,918	$14,872
Residential real estate	2,908	3,427
Commercial real estate	4,313	3,561
Total	$14,139	$21,860

Note 8. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	22,878	22,624
Furniture and equipment	31,015	29,337
Total	57,713	55,781
Accumulated depreciation	(28,416)	(25,517)
Premises and equipment, net	$29,297	$30,264

Depreciation on premises and equipment totaled $3.0 million, $3.0 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9. Deposits

Deposits consisted of:

	At December 31,
	2011	2010
	(In thousands)
Demand deposits, noninterest bearing	$89,491	$62,622
NOW and money market accounts	451,600	449,475
Savings deposits	308,130	306,958
Time certificates, $100,000 or more	275,189	328,183
Other time certificates	202,717	211,107
Total	$1,327,127	$1,358,345

At December 31, 2011, the scheduled maturities of time certificates were as follows:

(In thousands)
2012	$364,546
2013	29,528
2014	32,314
2015	19,009
2016	26,009
Thereafter	6,500
Total	$477,906

As of December 31, 2010, the Company had $4.1 million in certificates of deposit held under the Certificate of Deposit Registry Service (CDARS).  As of December 31, 2011, the Company had no CDARS deposits.  Under the service agreements, customer certificates of deposit in excess of the FDIC insurance limits are exchanged with deposits at other financial institutions, resulting in no net change in total deposits but resulting in increased FDIC insurance coverage.  Under regulatory guidelines and certain conditions, these may be considered brokered deposits. The Company had no non-CDARS brokered deposits at December 31, 2011 or December 31, 2010.

Note 10. Short- and Long-term Borrowings

Notes payable to the Federal Home Loan Bank (FHLB) at December 31, 2011 and 2010, were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted.  The total value of loans under the blanket assignment, as of December 31, 2011, was $477.8 million.

Maturity Date	Rate	Type	Principal due	2011	2010
				(In thousands)
01/03/2011	6.031%	Fixed	Monthly Amortization	$-	$1,152
01/26/2012	2.565	Fixed	At maturity	-	10,000
03/23/2015	3.050	Fixed	At maturity	20,000	20,000
04/27/2021	6.343	Fixed	At maturity	2,300	2,300
				$22,300	$33,452

The following is a summary of debt payments required for years after 2011.

(In thousands)
2012	$-
2013	-
2014	-
2015	20,000
2016	-
Thereafter	2,300
Total	$22,300

Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of December 31, 2011:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.23% (variable)	6.88%	2.20% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.23% (variable)	6.88%	2.20% (variable)

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended.  As of December 31, 2011, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During 2011, 2010 and 2009, $14 thousand of these issuance costs were amortized each year.  Unamortized issuance costs were $256 thousand, $270 thousand and $283 thousand at December 31, 2011, 2010 and 2009, respectively.  There were no issuance costs associated with the other trust preferred security issues.

Interest accrued and unpaid to securities holders totaled $451 thousand and $1.9 million on December 31, 2011 and 2010, respectively.

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

In August 2010, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by four business trusts that we control.  Pursuant to the respective indentures governing the subordinated debentures, we have the right to defer interest payments up to 20 consecutive quarters for a portion of the debentures and up to 10 consecutive semi-annual periods for the remaining portion; however, interest payments on the debentures, including all such deferred interest payments, must be paid before we pay dividends on our capital stock, including our common stock and the preferred stock issued to Treasury pursuant to the CPP.  The total amount of such deferred interest as of December 31, 2010 was $1.4 million.

On April 26, 2011, the Company declared a dividend to pay all of the deferred interest payments on the junior subordinated debentures, and as of December 31, 2011 and March 15, 2012, the Company is current in all interest payments.  However, there is no guarantee the Company will not have to defer future interest payments.

Note 12. Description of Leasing Arrangements

The Company is leasing land in Santa Fe on which it has built a bank office.  The construction of the office was completed in 2009.  The term  remaining on the lease when acquired by the Company  expires in 2014, and the lease contains an option to purchase the land at a set price at the termination of the initial term.  This lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease and the principal due at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.

In addition, the Company leases certain equipment, ATM location space, office space and storage space from other parties under operating leases expiring through 2011.  Lease payments for the years ended December 31, 2011, 2010 and 2009 totaled $382 thousand, $370 thousand and $402 thousand, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

Lease Payments under Capital Leases

(In thousands)
2012	$185
2013	185
2014	3,040
2015	—
2016	—
Thereafter	—
Total minimum lease payments	3,410
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	3,410
Less: Amount representing interest	(1,199)
Present value of net minimum lease payments	$2,211

Commitments for minimum future rentals under the operating leases were as follows at December 31, 2011:

Lease Payments Under Operating Leases:

(In thousands)
2012	$189
2013	156
2014	138
2015	—
2016	—
Thereafter	—
Total	$483

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

The ESOP is funded by annual discretionary contributions by the Company as determined by its Board of Directors.  The Company’s discretionary contributions to the ESOP in 2011, 2010 and 2009 were approximately $140 thousand, $134 thousand and $341 thousand, respectively.

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

Shares of the Company held by the ESOP acquired prior to December 31, 1992 totaled 221,676 and 227,018 shares at December 31, 2011 and 2010, respectively.

Shares of the Company held by the ESOP acquired after December 31, 1992 are as follows:

	December 31,
	2011	2010
Allocated shares	424,999	401,896
Total shares acquired after December 31, 1992	424,999	401,896

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years 2011, 2010 and 2009.  Compensation expense recognized for ESOP shares acquired after December 31, 1992 during 2011, 2010 and 2009 was $140 thousand, $134 thousand and $341 thousand, respectively.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $8.2 million and $6.1 million as of December 31, 2011 and 2010.

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

The Company recognizes compensation expense for share-based compensation. The Company uses the Black-Scholes model to value the stock options and stock appreciation rights on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or stock appreciation rights.  Expected term from grant date is based upon the historical time from grant to exercise experienced by the Company.  Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.

There were no stock incentives granted during 2011, 2010 or 2009.

A summary of stock option and stock appreciation right activity under the 1998 Plan and the 2005 Plan as of December 31, 2011, and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	384,500	$27.55
Granted	-	-
Exercised	-	-
Forfeited or expired	(112,500)	25.01
Outstanding at December 31, 2011	272,000	$28.23	1.63	$1,140
Exercisable at December 31, 2011	173,000	$28.97	2.28	$767

There were no stock options exercised in 2011 or 2010.  The total intrinsic value of options exercised during 2009 was $52 thousand.

As of December 31, 2011, there was $31 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan.  There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 Plan.  That cost is expected to be recognized over a weighted-average vesting period of 0.8 years.  During 2011, we expensed $77 thousand for stock appreciation rights that will vest in 2012.

Note 15. Income Taxes

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) 740-10, Income Taxes.  ASC 740 sets forth the criterion an individual tax position should meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under the guidelines of ASC 740, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination.  The term, “more likely than not,” means a likelihood of more than 50 percent.  In assessing whether the more-likely-than-not criterion is met, the Company should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.  Management has analyzed ASC 740, relating to “Uncertain Tax Positions” for tax years after 2005 and continues to believe there is no financial statement impact to the Company.  The Company is no longer subject to income tax examinations by taxing authorities for years before 2008 for its federal and New Mexico filings.

The current and deferred components of the provision for income tax expense for the years 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current provision for income tax expense:
Federal	$4,406	$858	$3,459
State	621	309	624
Deferred provision for income tax (benefit) expense:
Federal	(2,193)	(352)	(2,051)
State	164	(555)	(269)
Total provision for income tax expense	$2,998	$260	$1,763

Income taxes related to changes in the unrealized gains and losses on available for sale securities are recorded directly to other comprehensive income in stockholder’s equity and are not included above.

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	2011 Deferred		2010 Deferred
	Asset	Liability	Asset	Liability
	(In thousands)
Prepaid expenses	$—	$276	$—	$415
Allowance for loan losses	11,129	—	10,590	—
Mortgage servicing rights	—	2,492	—	2,887
Investment securities	—	—	—	1
Premises and equipment	—	2,737	—	2,192
Stock dividends on FHLB stock	—	144	—	155
Loans	228	—	52	—
Unrealized gain on securities available for sale	91	—	—	394
Accrued compensation	386	—	293	—
Stock options and stock appreciation rights expensed	445	—	377	—
Other real estate owned (OREO)	819	—	319	—
Venture capital investments	88	—	—	—
Other intangible assets	474	—	—	—
Reserve for unfunded loan commitments	91	—	—	—
Total deferred taxes	$13,751	$5,649	$11,631	$6,044

The net deferred tax asset of $8.1 million and $5.6 million in 2011 and 2010, respectively, was reported in net deferred tax assets on the balance sheet.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax will not be realized.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable could be reduced as the Company's circumstances change.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Federal statutory tax rate	$3,530	35.00%	$661	34.00%	$1,729	35.00%
Net tax exempt interest income	(325)	(3.23)	(360)	(18.53)	(337)	(6.81)
Interest disallowance	12	0.12	21	1.08	31	0.62
Nondeductible expenses	42	0.42	203	10.45	38	0.77
Nondeductible amortization of tax credits	318	3.15	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	(9)	(0.18)
Other, net	(511)	(5.06)	—	—	489	9.91
State income tax net of federal benefit	285	2.82	141	7.26	228	4.61
Tax credits	(353)	(3.50)	(406)	(20.88)	(406)	(8.22)
Provision for income taxes	$2,998	29.72%	$260	13.38%	$1,763	35.70%

The Company files a consolidated U.S. federal return and New Mexico tax return.  The Company does not have nexus in any other state.

The Company has no reserves associated with uncertain tax positions at December 31, 2011 and 2010.  The Company does not anticipate providing a income tax reserve in the next twelve months.  During the years ended December 31, 2011 and 2010 the Company did not record an accrual for interest and penalties associated with uncertain tax positions.

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

At December 31, 2011 and 2010, the following credit-related commitments were outstanding:

	Contract Amount
	December 31,
	2011	2010
	(In thousands)
Unfunded commitments under lines of credit	$165,633	$164,850
Commercial and standby letters of credit	14,342	14,051

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

Outstanding Letters of Credit:  In addition to short and long term borrowings from the Federal Home Loan Bank (FHLB), the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  The total value of these letters of credit was $179.8 million and $229.5 million as of December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011, all letters of credit had original terms of approximately one year.  These letters are secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures our short and long term borrowings from FHLB.

 Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $25 thousand and $13 thousand as of December 31, 2011 and 2010, respectively, and are included in “other liabilities” on the Company’s balance sheet.

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

Dividends are paid quarterly to Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  The amount of dividends accrued and unpaid as of December 31, 2011 and 2010 was $242 thousand and $1.2 million, respectively.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years.  The net difference of this amortization and accretion is posted directly to capital.  For each of the years 2011 and 2010, a net amount of $178 thousand was accreted to equity.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  For each of the years 2011 and 2010, the total of these amounts was $2.1 million.

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

On April 26, 2011, the Company declared a dividend to pay all previously deferred dividends.  As of December 31, 2011 and March 15, 2012, Trinity is current with all dividend payments on all preferred stock issues.

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

The Company’s derivative instruments outstanding at December 31, 2011, included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At December 31, 2011, the Company had notional amounts of $11.8 million in contracts with customers and $35.5 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $270 thousand and a liability of $222 thousand as of December 31, 2011.  At December 31, 2010 the Company had notional amounts of $8.1 million in contracts with customers and $33.2 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $567 thousand and a liability of $25 thousand as of December 31, 2010.

The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $138.2 million and $137.0 million as of December 31, 2011 and 2010, respectively.  Of these commitments outstanding, the breakdown between fixed- and adjustable-rate loans is as follows:

	At December 31,
	2011	2010
	(In thousands)
Fixed-rate (ranging from 2.2% to 11.0%)	$3,443	$17,805
Adjustable-rate	134,772	119,170
Total	$138,215	$136,975

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2011.

As of December 31, 2011: (i) the Bank was not subject to a directive from the OCC to increase its capital; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.  However, due to a formal written agreement with the OCC, the Bank cannot be considered to be “well-capitalized” as long as the agreement is in effect.  As of December 31, 2011, Trinity had regulatory capital in excess of the Federal Reserve’s minimum requirements.

The required and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
Consolidated	$176,984	14.72%	$96,185	8.00%	N/A	N/A
Bank only	171,188	14.32	95,663	8.00	$119,579	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	161,793	13.46%	48,093	4.00%	N/A	N/A
Bank only	156,078	13.05	47,832	4.00	71,748	6.00
Tier 1 capital (to average assets):
Consolidated	161,793	10.68%	60,573	4.00%	N/A	N/A
Bank only	156,078	10.36	60,277	4.00	75,347	5.00

	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$173,086	14.50%	$95,516	8.00%	N/A	N/A
Bank only	169,209	14.26	94,938	8.00	$118,672	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	157,985	13.23%	47,758	4.00%	N/A	N/A
Bank only	154,197	12.99	47,469	4.00	71,203	6.00
Tier 1 capital (to average assets):
Consolidated	157,985	9.82%	64,340	4.00%	N/A	N/A
Bank only	154,197	9.64	63,995	4.00	79,994	5.00

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$60,575	$-	$60,575	$-
States and political subdivisions	6,030	-	6,030	-
Residential mortgage-backed securities	68,106	-	68,106	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	270	-	270	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$222	$-	$222	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$25	$-	$25	$-

December 31, 2010

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,735	$-	$42,735	$-
States and political subdivisions	20,584	-	20,584	-
Residential mortgage-backed securities	99,272	-	99,272	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	567	-	567	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$25	$-	$25	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$13	$-	$13	$-

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than one year old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Loans held for sale. Loans held for sale are valued based upon open market quotes obtained from the Federal National Mortgage Association (FNMA). Market pricing is based upon mortgage loans with similar terms and interest rates. The change in fair value (up to the amortized value of the loans held for sale) is recorded as an adjustment to the loans held for sale valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.

Mortgage Servicing Rights. Mortgage servicing rights (MSRs) are valued based upon the value of MSRs that are traded on the open market and a current market value for each risk tranche in our portfolio is assigned. We then compare that market value to the current amortized book value for each tranche.  The change in fair value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.  Only the tranches deemed impaired are included in the table found under “Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value” below.

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

During 2011 and 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets, less estimated costs of disposal.  The fair value of foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $10.7 million and $25.2 million (utilizing Level 3 valuation inputs) during 2011 and 2010, respectively.  During 2011 and 2010, $14.0 million and $13.8 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.9 million and $1.8 million, during 2011 and 2010, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $6.2 million and $13.2 million in foreclosed assets were remeasured at fair value during 2011 and 2010, respectively, resulting in a charge of $2.1 million and $1.9 million to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 are included in the table below (in thousands):

2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans	$10,810	$-	$-	$10,810
Mortgage servicing rights	6,215	-	-	6,215
Non-Financial Assets:
Foreclosed assets	10,610	-	-	10,610

2010

Financial Assets:
Impaired loans	$13,971	$-	$-	$13,971
Loans held for sale	12,786	-	12,786	-
Mortgage servicing rights	2,182	-	-	2,182
Non-Financial Assets:
Foreclosed assets	13,794	-	-	13,794

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

	December 31,
	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$22,690	$22,690	$16,765	$16,765
Interest-bearing deposits with banks	48,610	48,610	89,316	89,316
Securities purchased under resell agreements	11,583	11,583	110	110
Investments:
Available for sale	134,711	134,711	162,591	162,591
Held to maturity	10,779	11,879	11,107	10,951
Other investments	9,113	9,113	9,335	9,335
Loans held for sale	22,549	23,120	25,080	25,223
Loans, net	1,187,948	1,219,368	1,161,216	1,170,701
Accrued interest receivable	5,889	5,889	6,736	6,736
Mortgage servicing rights	6,250	6,572	7,960	8,585

Financial liabilities:
Non-interest bearing deposits	$152,669	$152,669	$109,891	$109,891
Interest bearing deposits	1,174,458	1,180,412	1,248,454	1,253,836
Short-term borrowings	-	-	1,152	1,155
Long-term borrowings	22,300	24,218	32,300	33,886
Junior subordinated debt owed to unconsolidated trusts	37,116	20,040	37,116	18,506
Accrued interest payable	2,141	2,141	4,873	4,873

Note 22. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets
Cash	$4,017	$2,073
Investments in subsidiaries	158,350	158,148
Other assets	6,573	7,960
Total assets	$168,940	$168,181

Liabilities and Stockholders' Equity
Dividends payable	$1,210	$1,223
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	4,400	6,387
Stock owned by Employee Stock Ownership Plan (ESOP) participants	8,245	6,132
Stockholders' equity	117,969	117,323
Total liabilities and stockholders' equity	$168,940	$168,181

Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Dividends from subsidiaries	$7,119	$41	$9,083
Interest and other income	445	512	253
Interest and other expense	(3,104)	(3,292)	(3,297)
Income before income tax benefit and equity in undistributed net income of subsidiaries	4,460	(2,739)	6,039
Income tax benefit	1,164	796	819
Income before equity in undistributed net income of subsidiaries	5,624	(1,943)	6,858
Equity in undistributed net income of subsidiaries	1,465	3,626	(3,682)
Net income	$7,089	$1,683	$3,176
Dividends and discount accretion on preferred shares	2,142	2,127	1,604
Net income (loss) available to common stockholders	$4,947	$(444)	$1,572

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities
Net income	$7,089	$1,683	$3,176
Adjustments to reconcile net income to net cash (used in ) operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income of subsidiaries	(1,465)	(3,626)	3,682
Decrease (increase) in taxes receivable from subsidiaries	971	335	(1,083)
Decrease (increase) in other assets	1,373	415	(600)
(Decrease) increase in other liabilities	(1,345)	(453)	2,164
(Decrease) increase in TPS accrued dividend payable	(1,370)	1,344	(8)
Tax benefit recognized for exercise of stock options	-	-	(10)
Net cash provided by (used in) operating activities	5,267	(288)	7,335
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	189	(410)	(35,686)
Net cash provided by (used in) investing activities	189	(410)	(35,686)
Cash Flows from Financing Activities
Purchase of treasury stock	-	(9)	(473)
Issuance of treasury stock	77	280	436
Issuance of preferred stock	-	-	35,539
Common shares dividend payments	(645)	(1,739)	(5,155)
Preferred shares dividend payments	(2,944)	(970)	(1,227)
Tax benefit recognized for exercise of stock options	-	-	10
Net cash (used in) provided by financing activities	(3,512)	(2,438)	29,130
Net increase (decrease) in cash	1,944	(3,136)	779
Cash:
Beginning of year	2,073	5,209	4,430
End of year	$4,017	$2,073	$5,209

Note 23. Income by Quarter (Unaudited)

Presented in the table below is the income of the Company by quarter:

	Three Months Ended 2011				Three Months Ended 2010
	December	September	June	March	December	September	June	March
	(Thousands of dollars, except per share data)
Interest income	$16,926	$16,799	$17,039	$16,617	$17,270	$19,090	$17,809	$18,328
Interest expense	2,854	3,050	3,205	3,397	3,819	4,313	4,626	5,057
Net interest income	14,072	13,749	13,834	13,220	13,451	14,777	13,183	13,271
Provision for loan losses	3,366	1,300	2,129	1,450	4,400	500	11,101	4,257
Net interest income after provision for loan losses	10,706	12,449	11,705	11,770	9,051	14,277	2,082	9,014
Other income	4,480	4,265	3,174	3,984	5,277	4,328	3,464	3,056
Other expenses	12,835	13,318	13,663	12,630	11,736	13,208	12,677	10,985
Income before income taxes	2,351	3,396	1,216	3,124	2,592	5,397	(7,131)	1,085
Income taxes	(167)	1,680	447	1,038	201	1,947	(2,537)	649
Net income (loss)	$2,518	$1,716	$769	$2,086	$2,391	$3,450	$(4,594)	$436
Dividends and discount accretion on preferred shares	$529	$529	$542	$542	$538	$532	$528	$529
Net income (loss) available to common shareholders	$1,989	$1,187	$227	$1,544	$1,853	$2,918	$(5,122)	$(93)
Basic earnings (loss) per common share	$0.31	$0.19	$0.03	$0.24	$0.29	$0.45	$(0.80)	$(0.01)
Diluted earnings (loss) per common share	$0.31	$0.19	$0.03	$0.24	$0.29	$0.45	$(0.80)	$(0.01)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of December 31, 2011.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is incorporated herein by reference to Trinity’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings indicated: information with respect to Trinity’s directors and executive officers, under the heading “Item 1: Election of Directors;” information regarding Trinity’s audit committee and its designation of an audit committee financial expert, under the heading “Board of Directors and Corporate Governance – Audit Committee;” information regarding compliance with Section 16(a) of the Securities Exchange Act, under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation.

The information regarding executive compensation appears in Trinity’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings: “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference; provided, however, that the Compensation Committee Report is deemed furnished in this report and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management appears in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and is incorporated herein by reference.

Aggregated Equity Plan Information. Our current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by shareholders at the 1998 Annual Meeting and the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by shareholders at the 2005 Annual Meeting.  The following table provides information regarding the plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	272,000	$ 28.23	446,000
Equity compensation plans not approved by security holders	—	—	—
Total	272,000	$ 28.23	446,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Board of Directors and Corporate Governance – Director Independence” and “Board of Directors and Corporate Governance – Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information regarding the principal accounting fees and services appears in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading “Item II: Approval of Independent Registered Public Accountants” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Financial Statement Schedules.  Financial statement schedules are omitted, as they are not required or are not applicable, or the required information is shown in the consolidated financial statements and the accompanying notes thereto.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (1)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (9)	Amendment to the Articles of Incorporation establishing the CPP Preferred Shares, effective on March 25, 2009

3.4 (9)	Amendment to the Articles of Incorporation establishing the Warrant Preferred Shares, effective on March 25, 2009

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (6)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company.

4.6 (9)	Warrant to Purchase up to 1,777.01777 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated March 27, 2009

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan
10.6	Amended and Restated Trinity Capital Corporation 2005 Stock Incentive Plan

10.7	Director fee schedule

10.8 (13)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.10 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.11 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated March 13, 2008.
10.12 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008.

10.13 (12)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.14 (12)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.15 (9)	Letter Agreement, dated March 27, 2009, including the Securities Purchase Agreement attached thereto, between Trinity and the United States Department of the Treasury

10.16 (9)	Form of Waiver, executed by each of the Senior Executive Officers and the two other highest compensated employees

10.17 (10)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009

10.18 (11)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated January 26, 2010

10.19 (9)	Form of Omnibus Compensation Amendment executed by each of the Senior Executive Officers and the two other highest compensated employees

10.20 (9)	Side Letter Agreement, dated March 27, 2009, between Trinity and the United States Department of the Treasury

10.21	Form of Non-TARP Restricted Stock Unit grant agreement

10.22	Form of TARP Restricted Stock Unit grant agreement

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to EESA Section 111(b)

99.2	Certification of Chief Financial Officer pursuant to EESA Section 111(b)
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.
_________________________

(1)	Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.

(2)	Incorporated by reference to the Company’s Form 8-K filed August 22, 2005

(3)	Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005

(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005

(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006

(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004

(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006

(8)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007

(9)	Incorporated by reference to the Company’s Form 8-K filed on March 27, 2009

(10)	Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2009

(11)	Incorporated by reference to the Company’s Form 8-K filed on February 1, 2010

(12)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2008

(13)	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	TRINITY CAPITAL CORPORATION

	By:	/s/ William C. Enloe
William C. Enloe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Enloe	President, Chief Executive Officer	March 15, 2012
William C. Enloe	and Director

/s/ Daniel R. Bartholomew	Chief Financial Officer	March 15, 2012
Daniel R. Bartholomew	and Principal Accounting Officer

/s/ Jerry Kindsfather	Chairman of the Board	March 15, 2012
Jerry Kindsfather	and Director

/s/ Jeffrey F. Howell	Director	March 15, 2012
Jeffrey F. Howell

/s/ Deborah U. Johnson	Director	March 15, 2012
Deborah U. Johnson

/s/ Arthur B. Montoya, Jr.	Director	March 15, 2012
Arthur B. Montoya, Jr.

/s/ Stanley D. Primak	Director	March 15, 2012
Stanley D. Primak

/s/ Charles A. Slocomb	Director	March 15, 2012
Charles A. Slocomb

/s/ Steve W. Wells	Secretary and Director	March 15, 2012
Steve W. Wells

/s/ Robert P. Worcester	Director	March 15, 2012
Robert P. Worcester