Form 10-Q
period 2012-03-31
TRINITY CAPITAL CORP
filed 2012-05-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[     ]  Yes  [ X ]  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,449,726 shares of common stock, no par value, outstanding as of May 10, 2012.

TRINITY CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$17,833	$22,690
Interest-bearing deposits with banks	75,649	48,610
Securities purchased under resell agreements	13,326	11,583
Cash and cash equivalents	106,808	82,883
Investment securities available for sale	126,337	134,711
Investment securities held to maturity, at amortized cost (fair value of $11,714 at March 31, 2012 and $11,879 at December 31, 2011)	10,695	10,779
Investment in unconsolidated trusts	1,116	1,116
Non-marketable equity securities	7,415	7,997
Loans held for sale	17,929	22,549
Loans (net of allowance for loan losses of $27,262 at March 31, 2012 and $27,909 at December 31, 2011)	1,202,362	1,187,948
Premises and equipment, net	26,702	27,082
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	5,402	5,889
Mortgage servicing rights, net	7,078	6,250
Other real estate owned	15,575	14,139
Prepaid expenses	3,187	3,426
Net deferred tax assets	7,625	8,102
Other assets	6,142	8,387
Total assets	$1,546,584	$1,523,469

(Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(Amounts in thousands, except share and per share data)
(Continued from prior page)

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$158,698	$152,669
Interest-bearing	1,190,914	1,174,458
Total deposits	1,349,612	1,327,127
Long-term borrowings	22,300	22,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	1,683	2,141
Other liabilities	5,519	6,360
Total liabilities	1,418,441	1,397,255

Commitments and contingencies (Note 12)

Stock owned by Employee Stock Ownership Plan (“ESOP”) participants; 646,675 shares and 646,675 shares at March 31, 2012 and December 31, 2011, respectively, at fair value	$8,084	$8,245
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at March 31, 2012 and December 31, 2011, $1,000 liquidation value per share, at amortized cost	$34,070	$34,018
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at March 31, 2012 and December 31, 2011, $1,000 liquidation value per share, at amortized cost	2,004	2,012
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 at March 31, 2012 and December 31, 2011	6,836	6,836
Additional paid-in capital	1,982	1,976
Retained earnings	86,388	84,240
Accumulated other comprehensive (loss)	(247)	(139)
Total stockholders' equity before treasury stock	131,033	128,943
Treasury stock, at cost, 407,074 shares at March 31, 2012 and December 31, 2011	(10,974)	(10,974)
Total stockholders' equity	120,059	117,969
Total liabilities and stockholders' equity	$1,546,584	$1,523,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$16,176	$15,737
Investment securities:
Taxable	515	718
Nontaxable	164	281
Securities sold under repurchase agreements	33	-
Other interest-bearing deposits	40	54
Investment in unconsolidated trusts	17	22
Other interest income	35	35
Total interest income	16,980	16,847
Interest expense:
Deposits	1,871	2,353
Short-term borrowings	-	40
Long-term borrowings	189	214
Long-term capital lease obligations	67	67
Junior subordinated debt owed to unconsolidated trusts	571	723
Total interest expense	2,698	3,397
Net interest income	14,282	13,450
Provision for loan losses	2,119	1,450
Net interest income after provision for loan losses	12,163	12,000
Other income:
Mortgage loan servicing fees	646	667
Trust fees	497	460
Loan and other fees	832	813
Service charges on deposits	381	383
Net gain on sale of loans	1,686	1,280
Net gain on sale of securities	-	171
Title insurance premiums	256	164
(Loss) on venture capital investments	(229)	(225)
Other operating income	147	105
Total other income	4,216	3,818

(Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
 (Amounts in thousands except per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended March 31,
	2012	2011
Other expenses:
Salaries and employee benefits	$6,207	$5,501
Occupancy	964	934
Data processing	930	788
Marketing	398	455
Amortization and valuation of mortgage servicing rights	(167)	303
Amortization and valuation of other intangible assets	-	163
Supplies	199	361
Loss on sale and valuation allowances on other real estate owned	960	658
Postage	225	177
Bankcard and ATM network fees	354	343
Legal, professional and accounting fees	863	725
FDIC insurance premiums	500	761
Collection expenses	738	434
Repossession and fraud losses	32	52
Other	99	1,039
Total other expense	12,302	12,694
Income before provision for income taxes	4,077	3,124
Provision for income taxes	1,562	1,038
Net income	$2,515	$2,086
Dividends and discount accretion on preferred shares	529	542
Net income available to common shareholders	$1,986	$1,544
Basic earnings per common share	$0.31	$0.24
Diluted earnings per common share	$0.31	$0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$2,515	$2,086
Securities available for sale:
Net unrealized (losses) gains arising during the period	(179)	122
Related income tax (expense) benefit	71	(40)
Net securities gains reclassified into earnings	-	(171)
Related income tax benefit	-	57
Net effect on other comprehensive income for the period	(108)	(32)
Total comprehensive income	$2,407	$2,054

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$2,515	$2,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	759
Net amortization of:
Mortgage servicing rights	392	383
Other intangible assets	-	163
Prepaid expenses	1,263	1,429
Premium and discounts on investment securities, net	392	526
Junior subordinated debt owed to unconsolidated trusts issuance costs	3	3
Provision for loan losses	2,119	1,450
Change in mortgage servicing rights valuation allowance	(559)	(80)
Net loss on sale of investment securities	-	(171)
Federal Home Loan Bank (“FHLB”) stock dividends received	(2)	(3)
Loss on venture capital investments	229	225
Net gain on sale of loans	(1,686)	(1,280)
Loss on disposal of other real estate owned	109	136
Write-down of value of other real estate owned	870	526
Decrease in deferred income tax assets	548	(150)
Decrease in other assets	1,527	2,075
(Decrease) in other liabilities	(334)	(1,534)
Stock options and stock appreciation rights expenses	6	19
Gross sales of loans held for sale	68,902	51,190
Origination of loans held for sale	(63,257)	(30,502)
Net cash provided by operating activities	13,802	27,250

(Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
 (Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$16,806	$28,718
Proceeds from maturities and paydowns of investment securities, held to maturity	84	81
Proceeds from redemptions of non-marketable equity securities	436	-
Proceeds from sale of investment securities, available for sale	-	4,432
Purchase of investment securities, available for sale	(9,003)	(5,693)
Purchase of investment securities, other	(161)	(171)
Proceeds from sale of other real estate owned	99	1,176
Loans funded, net of repayments	(18,215)	1,050
Purchases of loans	(832)	-
Purchases of premises and equipment	(127)	(229)
Net cash (used in) investing activities	(10,913)	29,364
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	25,897	(4,908)
Net (decrease) in time deposits	(3,412)	(36,985)
Repayment of borrowings	-	(1,152)
Common shares dividend payments	(965)	-
Preferred shares dividend payments	(484)	-
Net cash provided by financing activities	21,036	(43,045)
Net increase in cash and cash equivalents	23,925	13,569
Cash and cash equivalents:
Beginning of period	82,883	106,191
End of period	$106,808	$119,760
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,156	$5,574
Income taxes paid	$-	$238
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$4,152	$1,196
Sales of other real estate owned financed by loans	$1,638	$-
Dividends declared, not yet paid	$245	$1,720
Change in unrealized gain on investment securities, net of taxes	$(108)	$(32)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), Title Guaranty & Insurance Company (“Title Guaranty”), TCC Advisors Corporation (“TCC Advisors”) and TCC Funds, collectively referred to as the “Company.”  Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity but are not consolidated in these financial statements (see consolidation accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed-stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico’s research and educational institutions, reaching the market by providing management advice and capital consulting.  The Bank’s full capital investment of $150 thousand was made in July 2009 and is reflected in these consolidated financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of March 31, 2012 and December 31, 2011, the unamortized amount of the new market tax credit was $1.1 million and $1.2 million, respectively, and is included in “Non-marketable equity securities” on the consolidated balance sheet.  The initial amount of the loan was $5.2 million.  As of March 31, 2012 and December 31, 2011, the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank’s foreclosed properties, Santa Fe Equestrian Center, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of March 31, 2012, the total investment was $273 thousand.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank’s total capital investment is expected to be $250 thousand.  As of March 31, 2012, the investment in SWMT was $151 thousand and is included in “Non-marketable equity securities” on the consolidated balance sheet.

The business activities of the Company consist solely of the operations of the parent and subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements in its Form 10-K, filed with the SEC on March 15, 2012.

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

Note 2. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)

Net income	$2,515	$2,086
Dividends and discount accretion on preferred shares	529	542
Net income available to common shareholders	$1,986	$1,544
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(416,016)
Weighted average common shares outstanding, net	6,449,726	6,440,784
Basic earnings per common share	$0.31	$0.24
Weighted average common shares outstanding including dilutive shares	6,449,726	6,440,784
Diluted earnings per common share	$0.31	$0.24

Certain stock options, stock appreciation rights and restricted stock units were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market price.  The total number of shares excluded was 232,549 and 304,000 as of March 31, 2012 and March 31, 2011, respectively.

Note 3. Recent Accounting Pronouncements and Regulatory Developments

ASC Topic 860 “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the company’s statements of income and financial condition.

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement.  The new authoritative guidance also requires additional disclosures about fair value measurements.  The company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the company’s statements of income and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the company’s statements income and financial condition.  See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.

ASC Topic 350 “Intangibles — Goodwill and Other.”  New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the company’s statements income of and financial condition.

Note 4. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
U.S. Government sponsored agencies	$62,355	$199	$(28)	$62,526
States and political subdivisions	5,609	61	-	5,670
Residential mortgage-backed securities	58,783	314	(956)	58,141
Totals	$126,747	$574	$(984)	$126,337

December 31, 2011
U.S. Government sponsored agencies	$60,350	$253	$(28)	$60,575
States and political subdivisions	5,960	70	-	6,030
Residential mortgage-backed securities	68,632	326	(852)	68,106
Totals	$134,942	$649	$(880)	$134,711

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
States and political subdivisions	$10,695	$1,179	$(160)	$11,714
Totals	$10,695	$1,179	$(160)	$11,714

December 31, 2011
States and political subdivisions	$10,779	$1,263	$(163)	$11,879
Totals	$10,779	$1,263	$(163)	$11,879

OTHER INVESTMENTS	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
Non-marketable equity securities (including Federal Reserve Bank (“FRB”) and FHLB stock)	$7,415	$-	$-	$7,415
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$8,531	$-	$-	$8,531

December 31, 2011
Non-marketable equity securities (including FRB and FHLB stock)	$7,997	$-	$-	$7,997
Investment in unconsolidated trusts	1,116	-	-	1,116
Totals	$9,113	$-	$-	$9,113

Realized net gains on sale of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Gross realized gains	$-	$174
Gross realized losses	-	(3)
Net realized gains	$-	$171

A summary of unrealized loss information for investment securities, categorized by security type, at March 31, 2012 and December 31, 2011, is as follows:

	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
U.S. Government sponsored agencies	$21,683	$(28)	$-	$-	$21,683	$(28)
Residential mortgage-backed securities	25,152	(807)	5,647	(149)	30,799	(956)
Totals	$46,835	$(835)	$5,647	$(149)	$52,482	$(984)

December 31, 2011
States and political subdivisions	$24,316	$(28)	$-	$-	$24,316	$(28)
Residential mortgage-backed securities	25,800	(672)	9,539	(180)	35,339	(852)
Totals	$50,116	$(700)	$9,539	$(180)	$59,655	$(880)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
States and political subdivisions	$-	$-	$984	$(160)	$984	$(160)
Totals	$-	$-	$984	$(160)	$984	$(160)

December 31, 2011
States and political subdivisions	$-	$-	$1,020	$(163)	$1,020	$(163)
Totals	$-	$-	$1,020	$(163)	$1,020	$(163)

At March 31, 2012, $54.6 million in amortized cost of debt securities (representing a total of 46 different securities) had unrealized losses with aggregate depreciation of 2.1% of the Company’s amortized cost basis.  Of these securities, $6.9 million (representing 11 securities) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 4.5%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future, assuming no changes in credit quality  As management does not intend to sell the securities and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities, as of March 31, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$16,908	$17,001	$-	$-	$-	$-
One to five years	55,633	55,761	-	-	150	150
Five to ten years	12,289	12,296	1,146	984	-	-
Over ten years	41,917	41,279	9,549	10,730	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,265	7,265
	$126,747	$126,337	$10,695	$11,714	$8,531	$8,531

Securities with carrying amounts of $36.4 million and $27.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans

Loans consisted of:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial	$169,262	$163,115
Commercial real estate	455,316	448,991
Residential real estate	383,301	385,404
Construction real estate	161,129	161,803
Installment and other	63,436	59,257
Total loans	1,232,444	1,218,570
Unearned income	(2,820)	(2,713)
Gross loans	1,229,624	1,215,857
Allowance for loan losses	(27,262)	(27,909)
Net loans	$1,202,362	$1,187,948

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At March 31, 2012 and December 31, 2011, approximately 28.9% and 25.8%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

There were no material changes made to the Bank’s credit policy during the first quarter of 2012.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of March 31, 2012 and December 31, 2011, including non-performing loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2012:	(In thousands)
Commercial	$167,173	$214	$23	$1,852	$2,089	$169,262
Commercial real estate	432,730	655	-	21,931	22,586	455,316
Residential real estate	375,456	1,925	-	5,920	7,845	383,301
Construction real estate	141,830	1,241	1,236	16,822	19,299	161,129
Installment and other	60,230	217	45	2,944	3,206	63,436
Total loans	$1,177,419	$4,252	$1,304	$49,469	$55,025	$1,232,444

Non-performing loan classification	$2,737	$1,533	$1,014	$49,469	$52,016	$54,753

December 31, 2011:
Commercial	$160,755	$74	$239	$2,047	$2,360	$163,115
Commercial real estate	422,469	462	4,252	21,808	26,522	448,991
Residential real estate	375,052	1,884	877	7,591	10,352	385,404
Construction real estate	143,243	181	265	18,114	18,560	161,803
Installment and other	56,222	72	116	2,847	3,035	59,257
Total loans	$1,157,741	$2,673	$5,749	$52,407	$60,829	$1,218,570

Nonperforming loan classification	$1,891	$131	$5,040	$52,407	$57,578	$59,469

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$1,964	$-	$2,116	$-
Commercial real estate	23,401	-	26,369	-
Residential real estate	7,801	-	9,608	-
Construction real estate	18,500	-	18,226	-
Installment and other	3,087	-	3,150	-
Total	$54,753	$-	$59,469	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be classified as “Pass” loans. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012:	(In thousands)
Commercial	$162,778	$258	$6,226	$-	$169,262
Commercial real estate	417,652	2,120	35,544	-	455,316
Residential real estate	371,212	-	12,089	-	383,301
Construction real estate	128,035	8,051	25,043	-	161,129
Installment and other	61,333	-	2,103	-	63,436
Total	$1,141,010	$10,429	$81,005	$-	$1,232,444

December 31, 2011:
Commercial	$156,926	$372	$5,817	$-	$163,115
Commercial real estate	409,099	1,007	38,885	-	448,991
Residential real estate	371,605	-	13,799	-	385,404
Construction real estate	126,848	12,760	22,195	-	161,803
Installment and other	57,119	-	2,138	-	59,257
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

The following table shows all loans, including non-performing loans, by classification and aging, as of March 31, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012:	(In thousands)
Current	$1,138,303	$10,206	$28,910	$-	$1,177,419
Past due 30-59 days	2,671	-	1,581	-	4,252
Past due 60-89 days	36	223	1,045	-	1,304
Past due 90 days or more	-	-	49,469	-	49,469
Total	$1,141,010	$10,429	$81,005	$-	$1,232,444

December 31, 2011:
Current	$1,220,868	$14,139	$22,734	$-	$1,157,741
Past due 30-59 days	611	-	2,062	-	2,673
Past due 60-89 days	118	-	5,631	-	5,749
Past due 90 days or more	-	-	52,407	-	52,407
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$8,428	$4,549	$-	$5,373	$3,802	$-
Commercial real estate	22,714	22,496	-	36,930	36,879	-
Residential real estate	7,748	7,172	-	4,521	4,240	-
Construction real estate	20,825	18,500	-	20,024	19,386	-
Installment and other	1,296	1,227	-	112	112	-
With an allowance recorded:
Commercial	1,856	1,856	62	687	687	56
Commercial real estate	175	1,225	188	794	794	49
Residential real estate	8,812	8,812	1,208	6,316	6,316	953
Construction real estate	-	-	-	262	262	6
Installment and other	636	636	104	712	713	115
Total	$72,490	$66,473	$1,562	$75,731	$73,191	$1,179

The following table presents average loans individually evaluated for impairment by class of loans for the periods shown ending March 31, 2012 and March 31, 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$5,204	$39	$2,734	$5
Commercial real estate	33,401	2	21,745	14
Residential real estate	4,927	81	13,258	14
Construction real estate	19,075	-	19,589	3
Installment and other	394	7	3,001	6
With an allowance recorded:
Commercial	$987	$-	$797	$7
Commercial real estate	909	-	380	5
Residential real estate	7,069	1	3,549	34
Construction real estate	98	-	-	-
Installment and other	715	1	812	7
Total	$72,779	$131	$65,865	$95

Allowance for Loan Losses. The Company has established an internal policy to estimate the allowance for loan losses.  This policy is periodically reviewed by management and the board of directors.

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

Activity in the allowance for loan losses for the periods shown ending March 31, 2012 and March 31, 2011, was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2012:
Beginning balance	$3,949	$8,486	$5,249	$5,984	$4,067	$174	$27,909
Provision (benefit) for loan losses	789	246	1,665	40	(447)	(174)	2,119
Charge-offs	(370)	(52)	(1,349)	(988)	(171)	-	(2,930)
Recoveries	46	-	10	91	17	-	164
Net charge-offs	(324)	(52)	(1,339)	(897)	(154)	-	(2,766)
Ending balance	$4,414	$8,680	$5,575	$5,127	$3,466	$-	$27,262

Three Months Ended March 31, 2011:
Beginning balance	$5,857	$7,011	$4,093	$7,322	$4,122	$317	$28,722
Provision (benefit) for loan losses	28	599	1,580	(520)	215	(452)	1,450
Charge-offs	(285)	(240)	(1,106)	(89)	(302)	-	(2,022)
Recoveries	9	9	179	14	23	-	234
Net charge-offs	(276)	(231)	(927)	(75)	(279)	-	(1,788)
Ending balance	$5,609	$7,379	$4,746	$6,727	$4,058	$(135)	$28,384

Allocation of the allowance for loan losses, disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
March 31, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$62	$188	$1,208	$-	$104	$-	$1,562
Loans collectively evaluated for impairment	4,352	8,492	4,367	5,127	3,362	-	25,700
Ending balance	$4,414	$8,680	$5,575	$5,127	$3,466	$-	$27,262
Loans:
Individually evaluated for impairment	$6,405	$23,721	$15,984	$18,500	$1,863	$-	$66,473
Collectively evaluated for impairment	162,857	431,595	367,317	142,629	61,573	-	1,165,971
Total ending loans balance	$169,262	$455,316	$383,301	$161,129	$63,436	$-	$1,232,444

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$56	$49	$953	$6	$115	$-	$1,179
Loans collectively evaluated for impairment	5,553	7,330	3,793	6,721	3,943	(135)	26,730
Ending balance	$5,609	$7,379	$4,746	$6,727	$4,058	$(135)	$28,384
Loans:
Individually evaluated for impairment	$4,489	$37,673	$10,556	$19,648	$825	$-	$73,191
Collectively evaluated for impairment	158,626	411,318	374,848	142,155	58,432	-	1,145,379
Total ending loans balance	$163,115	$448,991	$385,404	$161,803	$59,257	$-	$1,218,570

Troubled debt restructures (“TDRs”) are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following loans were restructured during the periods indicated:

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings
Commercial	1	$158	$158	$7
Commercial real estate	-	-	-	-
Residential real estate	4	598	598	161
Construction real estate	1	76	76	31
Installment and other	2	126	125	52
Total	8	$958	$957	$251

The following loans that were restructured during the previous twelve months subsequently defaulted during the periods indicated:

Three Months Ended March 31, 2012
	Number of Contracts	Recorded Investment		Specific reserves allocated
(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	-	$		$-
Commercial real estate	-			-
Residential real estate	-			-
Construction real estate	-			-
Installment and other	1		35	-
Total	1		$35	-

As of March 31, 2012 and December 31, 2011, the Bank had no commitments to lend additional funds to debtors who also had restructured loans.

Note 6. Mortgage Servicing Rights (MSRs)

As of March 31, 2012, mortgage loans serviced for others totaled $971.6 million.  The net carrying amount of the MSRs on these loans total $7.1 million as of March 31, 2012.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$9,188	$9,030
Servicing rights originated and capitalized	661	498
Amortization	(392)	(383)
	$9,457	$9,145

Below is an analysis of changes in the mortgage servicing right assets valuation allowance.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$(2,938)	$(1,070)
Aggregate reductions credited to operations	574	80
Aggregate additions charged to operations	(15)	-
	$(2,379)	$(990)

The fair values of the MSRs were $7.2 million and $6.6 million on March 31, 2012 and December 31, 2011, respectively.

The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.

Our valuation allowance is used to recognize impairments of our MSRs.  A MSR is considered impaired when the market value of the MSR is below the amortized book value of the MSR.  The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

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

The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of March 31, 2012, none of the MSRs were considered other than temporarily impaired.

The following assumptions were used to calculate the market value of the MSRs as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Public Securities Association (PSA) speed	266.67%	320.00%
Discount rate	10.75	10.75
Earnings rate	1.27	1.22

Note 7. Other Real Estate Owned

Other real estate owned consists of property acquired due to foreclosure on real estate loans. Total other real estate owned consisted of:

	At March 31, 2012	At December 31, 2011
	(In thousands)
Construction real estate	$7,537	$6,918
Residential real estate	3,921	2,908
Commercial real estate	4,117	4,313
Total	$15,575	$14,139

The above balances are net of valuation allowance of $2.5 million and $2 million at March 31, 2012 and December 31, 2011, respectively. During the first quarters of 2012 and 2011, provisions for the valuation allowance was $879 thousand and $1.3 million, respectively

Note 8. Short-Term Borrowings

The Company had no short-term borrowings outstanding as of March 31, 2012 or December 31, 2011.

Note 9. Long-Term Borrowings

The Company had FHLB advances with original maturity dates greater than one year of $22.3 million as of March 31, 2012 and December 31, 2011.  As of March 31, 2012, long-term borrowings consisted of the following fixed-rate advances:

Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34%	At maturity	2,300
			$22,300

Note 10. Long-Term Capital Lease Obligations

The Company is leasing land in Santa Fe on which it has built a bank office.  The construction of the office was completed in 2009.  The term remaining on the lease when acquired by the Company expires in 2014, and the lease contains an option to purchase the land at a set price at the termination of the initial term.  This lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due at the note’s maturity (which is simultaneous with the lease maturity) will largely offset the option purchase price.  Lease expense for each of the three-month periods ended March 31, 2012 and 2011 were $46 thousand.

Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of March 31, 2012.

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.19% (variable)	6.88%		1.89% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.19% (variable)	6.88%	21	1.89% (variable)

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  In April 2009, this five-year transition period was extended.  As of March 31, 2012, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Issuance costs of $615 thousand related to Trust I and Trust III were deferred and are being amortized over the period until mandatory redemption of the securities in March 2030 and September 2034, respectively.  During each of the three-month periods ended March 31, 2012 and 2011, $3 thousand of these issuance costs were amortized.  Unamortized issuance costs were $253 thousand and $256 thousand at March 31, 2012 and December 31, 2011, respectively.  There were no issuance costs associated with the other trust preferred security issues.

As of March 31, 2012, Trinity was not deferring any interest payments related to the Trusts.  As of March 31, 2012 and December 31, 2011, a total of $173 thousand and $451 thousand of interest had been accrued and unpaid to securities holders, respectively.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A and Series B Preferred Stock as part of the TARP Capital Purchase Program, prior to the earlier of (i) March 27, 2012 and (ii) the date on which all of the shares of the Series A and Series B Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we could not redeem our trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.

Note 12. Commitments, Contingencies and Off-Balance Sheet Activities

Credit-related financial instruments. The Company is a party to credit-related commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These credit-related commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such credit-related commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these credit-related commitments.  The Company follows the same credit policies in making credit-related commitments as it does for on-balance-sheet instruments.

At March 31, 2012 and December 31, 2011, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2012	December 31, 2011
	(In thousands)
Unfunded commitments under lines of credit	$155,324	$165,633
Commercial and standby letters of credit	14,813	14,342

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

    Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At March 31, 2012 and December 31, 2011, no amounts have been recorded as liabilities for the Company’s potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $18 thousand as of March 31, 2012 and $25 thousand December 31, 2011, and are included in “other liabilities” on the Company’s balance sheet.

Concentrations of credit risk. The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  Although the Bank believes it has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (the “Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

Note 13. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred shares to the U.S. Treasury under the Capital Purchase Program (“CPP”). Below is a table disclosing the information on these two series.

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5 % for the first 5 years, thereafter 9%	$1,000	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000	2,102

Dividends are paid quarterly to the U.S. Treasury, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in “other liabilities” on the balance sheet.  As of March 31, 2012, Trinity was current with its dividend payments.  The amount of dividends accrued and unpaid were $242 thousand as of March 31, 2012 and December 31, 2011.

The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years.  The net difference of this amortization and accretion is posted directly to capital.  During both of the three-month periods ended March 31, 2012 and 2011, a net amount of $44 thousand was accreted to capital.

Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  During the three months ended March 31, 2012 and 2011, the total of these two amounts was $529 thousand and $542 thousand, respectively.

Note 14. Litigation

The Company and its subsidiaries were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be considered material to the Company's consolidated financial condition.

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

The Company’s derivative instruments outstanding at March 31, 2012 include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair market value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

At March 31, 2012, the Company had notional amounts of $23.1 million in contracts with customers and $41.8 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair value of these commitments was an asset of $624 thousand as of March 31, 2012.  At December 31, 2011, the Company had notional amounts of $11.8 million in contracts with customers and $35.5 million in contracts with FNMA for interest rate lock commitments outstanding related to loans being originated for sale.  The related fair values of these commitments were an asset of $270 thousand and a liability of $222 thousand as of December 31, 2011.  For the three months ending March 31, 2012 and 2011, income and expenses relating to the valuation of these derivative instruments totaled $575 thousand in income and $461 thousand in expense, respectively.  These amounts are included under “Other” in “Other expenses” on the consolidated statements of income.

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

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party appraisal or internally developed models that primarily use observable market-based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$62,526	$-	$62,526	$-
States and political subdivisions	5,670	-	5,670	-
Residential mortgage-backed securities	58,141	-	58,141	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	624	-	624	-
Total	126,961	-	126,961	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$-	$-	$-	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$18	$-	$18	$-

December 31, 2011

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$60,575	$-	$60,575	$-
States and political subdivisions	6,030	-	6,030	-
Residential mortgage-backed securities	68,106	-	68,106	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	270	-	270	-
Total	134,981	-	134,981	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$222	$-	$222	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$25	$-	$25	$-

There were no financial instruments measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these consolidated financial statements.

There were no transfers of financial assets or off-balance sheet instruments made between Level 1 and Level 2 during the comparative periods of 2012 and 2011.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  During the three months ended March 31, 2012 and March 31, 2011, the Company recorded provision for loan losses in the amounts of $993 thousand and $676 thousand, respectively for impaired loans carried at fair value at each quarter end date.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than one year old, the Company further discounts market prices by 10% to 30%,  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  See Item 1, Financial Statements—Note 5, Loans – Allowance for Loan and Lease Losses in this Form 10-Q for more details.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are valued based upon the value of MSRs that are traded on the open market and then adjusted to consider each risk tranche in our portfolio.  We then compare that market value to the current amortized book value for each tranche.  The change in market value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.  Only the tranches deemed impaired are included in the table below.

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

Other Real Estate and Other Repossessed Assets (Foreclosed Assets). Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.  The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.  For the majority of foreclosed assets, the Company obtains a current independent appraisal of these assets.  All other real estate values are based upon such appraisals, and new appraisals are obtained at least annually and if necessary the valuation allowance is adjusted to reflect the new appraisal value (less estimated costs to sell).  Other non-real estate repossessed assets are valued either by an independent appraiser or other valuation techniques such as comparable property analysis and contractual sales information.

During the first three months of 2012 and the year ended December 31, 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed assets, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $4.2 million and $10.7 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  Of these, $3.7 million and $1.7 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $987 thousand and $1.9 million, during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $4.4 million and $13.2 million in foreclosed assets were remeasured at fair value during the three months ended March 31, 2012 and  March 31, 2011, respectively, resulting in a charge of $870 thousand and $526 thousand to current earnings, respectively.

30

Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the table below (in thousands).

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans
Commercial	$3,320	$-	$-	$3,320
Commercial real estate	834	-	-	834
Residential real estate	2,960	-	-	2,960
Construction real estate	4,191	-	-	4,191
Installment and other	79	-	-	79
Total Impaired Loans	11,383	-	-	11,383
Mortgage servicing rights	7,046	-	-	7,046
Non-Financial Assets:
Other Real Estate Owned
Residential real estate	3,522	-	-	3,522
Commercial real estate	6,533	-	-	6,533
Construction real estate	1,960	-	-	1,960
Total Other Real Estate Owned	12,014	-	-	12,014

December 31, 2011

Financial Assets:
Impaired loans
Commercial	$3,323	$-	$-	$3,323
Commercial real estate	454	-	-	454
Residential real estate	4,693	-	-	4,693
Construction real estate	2,341	-	-	2,341
Installment and other	-	-	-	-
Total Impaired Loans	10,810	-	-	10,810
Mortgage servicing rights	6,215	-	-	6,215
Non-Financial Assets:
Other Real Estate Owned
Residential real estate	2,908	-	-	2,908
Commercial real estate	1,833	-	-	1,833
Construction real estate	5,869	-	-	5,869
Total Other Real Estate Owned	10,810	-	-	10,810

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest.  The methodologies for other financial assets and financial liabilities are discussed below.

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest-bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

Non-marketable securities, including FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value. FHLB and FRB stock do not have readily determinable fair values as there are restrictions of transferability, therefore, making it impracticable to determine fair values.

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

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:

March 31, 2012	Carrying Amount	Estimated Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and due from banks	$17,833	$17,833	$17,833	$-	$-
Interest-bearing deposits with banks	75,649	75,649	75,649	-	-
Securities purchased under resell agreements	13,326	13,326	13,326	-	-
Investments:
Available for sale	126,337	126,337	-	126,337	-
Held to maturity	10,695	11,714		11,714	-
Equity investments that do not have readily determinable fair values	8,531	N/A	-	-	-
Loans held for sale	17,929	18,163	-	18,163	-
Loans, net	1,202,362	1,229,717	-	-	1,229,717
Accrued interest receivable	5,402	5,402	-	540	4,862
Mortgage servicing rights	7,078	7,150	-	-	7,150
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	624	624	-	624

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$18	$18	$-	$18

Financial liabilities:
Non-interest bearing deposits	$158,698	$158,698	$158,698	$-	$-
Interest bearing deposits	1,190,914	1,196,393	-	1,196,393	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	22,300	24,172	-	24,172	-
Junior subordinated debt owed to unconsolidated trusts	37,116	19,850	-		19,850
Accrued interest payable	1,683	1,683	-	1,510	173

December 31, 2011	Carrying Amount	Estimated Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$22,690	$22,690
Interest-bearing deposits with banks	48,610	48,610
Federal funds sold and securities purchased under resell agreements	11,583	11,583
Investments:
Available for sale	134,711	134,711
Held to maturity	10,779	11,879
Equity investments that do not have readily determinable fair values	9,113	9,113
Loans held for sale	22,549	23,120
Loans, net	1,187,948	1,219,368
Accrued interest receivable	5,889	5,889
Mortgage servicing rights	6,250	6,572
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	222	222

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$25	$25

Financial liabilities:
Non-interest bearing deposits	$152,669	$152,669
Interest bearing deposits	1,174,458	1,180,412
Short-term borrowings	-	-
Long-term borrowings	22,300	24,218
Junior subordinated debt owed to unconsolidated trusts	37,116	20,040
Accrued interest payable	2,141	2,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements.  The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2011.

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

The following reconciles net income available to common shareholders to net operating income before provision, income taxes and dividends and discount accretion on preferred shares:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income available to common shareholders	$1,986	$1,544
Add: Provision for loan losses	2,119	1,450
Add: Provision for income taxes	1,562	1,038
Add: Dividends and discount accretion on preferred shares	529	542
Net operating income before provision, income taxes and dividends and discount accretion on preferred shares	$6,196	$4,574

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

    The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2011.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and all amendments thereto, as filed with the Securities and Exchange Commission.  There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

The Company’s net income increased $429 thousand (20.6%) from $2.1 million in the first quarter of 2011 to $2.5 million in the first quarter of 2012.  Net income available to common shareholders also increased $442 thousand (28.6%) from $1.5 million in the first quarter of 2011 to $2.0 million in the first quarter of 2012.  The increase in net income was mainly due to an increase in net interest income of $832 thousand (6.2%), which was partially offset by an increase in provision for loan loss of $669 thousand (46.1%).

The national and state economies continue to be depressed relative to historical comparisons.  The Company continues to experience challenges in its loan portfolio, with higher levels of non-performing loans and foreclosed properties.  In response to these challenges, and to proactively position the Company to meet these challenges, we have continued to reduce our concentrations in non-owner occupied commercial real estate and construction real estate portfolios, increased capital by managing growth and restricting dividends.

Regulatory Proceedings Against the Bank.  As previously disclosed, the Bank and the OCC entered into a written agreement (the “Agreement”) on January 26, 2010.  On April 4, 2012, the Bank was released from the formal agreement, having fully addressed its provisions, as disclosed in the Company’s Current Report on Form 8-K filed on April 11, 2012 with the SEC.

Results of Operations

General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $6.2 million during the first quarter of 2012, an increase of $1.6 million (35.5%) from $4.6 million during the same period in 2011.  Net income available to common shareholders for the first quarter of 2012 increased to $2.0 million or $0.31 per share, compared to $1.5 million or $0.24 per share for the same period in 2011, an increase of $442 thousand (28.6%) in net income available to common shareholders and an increase in earnings per share of $0.07 (29.28%).  The increase in net income available to common shareholders was primarily due to an increase in net interest income of $832 thousand (6.2%), an increase in non-interest income of $398 thousand (10.4%) and a decrease in non-interest expense of $392 thousand (3.1%).  Net interest income increased primarily due to a decrease in interest expense, due to lower interest rates, which generally remain at historically low levels.  Non-interest income increased primarily due to an increase in net gain on the sale of loans (due to a higher volume of loans sold at higher gains), which was partially offset by a decrease in the net gain on the sale of securities (due to no securities being sold in 2012).

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities.  The Company’s net income is also affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount management believes to be adequate to cover probable incurred credit losses in the loan portfolio. The provision for loan losses reflects the amount during the period that management believes is necessary to fund the allowance for loan losses to be at a level to adequately cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income.  Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on sale and valuation allowances on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums, collection expenses and other expenses.

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

Net Interest Income. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,235,217	$16,176	5.27%	$1,191,536	$15,737	5.36%
Taxable investment securities	124,614	515	1.66	125,895	718	2.31
Investment securities exempt from federal income taxes (2)	16,573	270	6.55	32,768	459	5.68
Federal funds sold and securities purchased under resell agreements	12,366	33	1.07	226	-	-
Other interest-bearing deposits	69,267	40	0.23	89,958	54	0.24
Investment in unconsolidated trust subsidiaries	1,116	17	6.13	1,116	22	7.99
Equity investments that do not have readily determinable fair values	4,104	35	3.43	4,855	35	2.92
Total interest-earning assets	1,463,257	17,086	4.70	1,446,354	17,025	4.77
Non-interest-earning assets	67,740			82,569
Total assets	$1,530,997			$1,528,923

Interest-bearing Liabilities:
Deposits:
NOW deposits	$139,332	$74	0.21%	$126,929	$49	0.16%
Money market deposits	248,100	107	0.17	253,452	120	0.19
Savings deposits	314,293	130	0.17	311,193	126	0.16
Time deposits over $100,000	274,111	965	1.42	327,966	1,274	1.58
Time deposits under $100,000	201,976	595	1.18	208,448	784	1.53
Short-term borrowings, including ESOP borrowings under 1 year	-	-	-	7,246	40	2.24
Long-term borrowings, including ESOP borrowings over 1 year	22,300	189	3.41	25,078	214	3.46
Long-term capital lease obligations	2,211	67	12.19	2,211	67	12.29
Junior subordinated debt owed to unconsolidated trusts	37,116	571	6.19	37,116	723	7.90
Total interest-bearing liabilities	1,239,439	2,698	0.88	1,299,639	3,397	1.06
Demand deposits--non-interest-bearing	67,384			53,713
Other non-interest-bearing liabilities	96,717			50,806
Stockholders' equity, including stock owned by ESOP	127,457			124,765
Total liabilities and stockholders equity	$1,530,997			$1,528,923
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$14,388	3.82%		$13,628	3.71%
Net interest margin on a fully tax-equivalent basis(4)			3.95%			3.82%
Net interest margin(4)			3.93%			3.77%

(1)
Average loans include non-accrual loans of $61.5 million and $55.1 million for the three months ended March 31, 2012 and 2011, respectively.  Interest income includes loan origination fees of $619 thousand and $407 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

For the first quarter of 2012, net interest income on a fully tax-equivalent basis increased $760 thousand (5.6%) compared to the first quarter of 2011, increasing from $13.6 million in 2011 to $14.4 million in 2012.  The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $699 thousand (20.6%) and an increase in interest income on a fully tax-equivalent basis of $61 thousand (0.4%).  Interest expense decreased mainly due to a decrease in the cost of these liabilities of 18 basis points, which accounted for a drop of $418 thousand in interest expense.  Average interest-bearing liabilities also decreased between the two dates by $60.2 million (4.6%), which accounted for a drop of $281 thousand in interest expense.  Interest income on a fully tax-equivalent basis increased mainly due to an increase in average interest-earning assets of $16.9 million (1.2%), accounting for an increase in interest income on a fully tax-equivalent basis of $299 thousand.  This was partially offset by a decrease in the yield on interest-earning assets of 7 basis points, which accounted for a decrease in interest income on a fully tax-equivalent basis of $238 thousand.  The net interest margin expressed on a fully tax-equivalent basis increased 13 basis points to 3.95% for the quarter ended March 31, 2012 from 3.82% for the quarter ended March 31, 2011.

The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net interest income	$14,282	$13,450
Tax-equivalent adjustment to net interest income	106	178
Net interest income, fully tax-equivalent basis	$14,388	$13,628

Volume, Mix and Rate Analysis of Net Interest Income. The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense between the three months ended March 31, 2012 and 2011. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Three Months Ended March 31,
	2012 Compared to 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$573	$(134)	$439
Taxable investment securities	(7)	(196)	(203)
Investment securities exempt from federal income taxes(1)	(255)	66	(189)
Federal funds sold and securities purchased under resell agreements	-	33	33
Other interest bearing deposits	(12)	(2)	(14)
Investment in unconsolidated trust subsidiaries	-	(5)	(5)
Total increase (decrease) in interest income	$299	$(238)	$61
Interest-bearing Liabilities:
Now deposits	$5	$20	$25
Money market deposits	(3)	(10)	(13)
Savings deposits	1	3	4
Time deposits over $100,000	(197)	(112)	(309)
Time deposits under $100,000	(23)	(166)	(189)
Short-term borrowings, including ESOP borrowings under 1 year	(40)	-	(40)
Long-term borrowings, including ESOP borrowings over 1 year	(24)	(1)	(25)
Junior subordinated debt owed to unconsolidated trusts	-	(152)	(152)
Total (decrease) in interest expense	$(281)	$(418)	$(699)
Increase in net interest income	$580	$180	$760

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Net Difference
	(In thousands)
Other income:
Mortgage loan servicing fees	$646	$667	$(21)
Trust and investment services fees	497	460	37
Loan and other fees	832	813	19
Service charges on deposits	381	383	(2)
Net gain on sale of loans	1,686	1,280	406
Net gain on sale of securities	-	171	(171)
Title insurance premiums	256	164	92
(Loss) on venture capital investments	(229)	(225)	(4)
Other operating income	147	105	42
	$4,216	$3,818	$398

In the first quarter of 2012, other income increased from the first quarter of 2011 by $398 thousand (10.4%), from $3.8 million in 2011 to $4.2 million in 2012.  Net gain on the sale of loans increased $406 thousand (31.7%) primarily due to an increase in the volume of loans sold from the first quarter of 2011 to the first quarter of 2012, as well as an increased premium received per loan.  There was also an increase in title insurance premiums of $92 thousand (56.1%) from the first quarter of 2011 to the first quarter of 2012 due to an increase in the volume of policies underwritten.  Both the increase in the volume of loans sold and the increase in title insurance policies written were due to an increase in refinance activity, driven by historically low interest rates.  These items were partially offset by a decrease in the gain in the sale of securities of $171 thousand (there were no such gains in the first quarter of 2012 as no securities were sold during that period).

Other Expenses. Changes in other expenses between the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$6,207	$5,501	$706
Occupancy	964	934	30
Data processing	930	788	142
Marketing	398	455	(57)
Amortization and valuation of mortgage servicing rights	(167)	303	(470)
Amortization and valuation of other intangible assets	-	163	(163)
Supplies	199	361	(162)
Loss on sale and valuation allowances on other real estate owned	960	658	302
Postage	225	177	48
Bankcard and ATM network fees	354	343	11
Legal, professional and accounting fees	863	725	138
FDIC insurance premiums	500	761	(261)
Collection expenses	738	434	304
Repossession and fraud losses	32	52	(20)
Other	99	1,039	(940)
	$12,302	$12,694	$(392)

For the first quarter of 2012, other expenses decreased $392 thousand (3.1%), decreasing to $12.3 million from $12.7 million in the first quarter of 2011.  Other non-interest expenses decreased $940 thousand (90.5%) mainly due a change in the expenses associated with the valuation of interest rate contracts (See Item 1, Financial Statements—Note 15, Derivative Financial Instruments in this Form 10-Q for more details).  In addition, the amortization and valuation of mortgage servicing rights decreased from an expense of $303 thousand to a recovery of $167 thousand (a decrease of $470 thousand or 155.1%), primarily due to a decrease in the valuation allowance associated with these servicing rights, due to an increase in interest rates at the very end of the period.  FDIC insurance premiums decreased $261 thousand (34.3%) primarily due to a decrease in the assessment rate used by the FDIC to calculate the Bank’s premiums due to an increase in the Bank’s capital ratios.  Partially offsetting these items was an increase in salaries and employee benefits of $706 thousand (12.8%) mainly due to the hiring of additional staff between the two periods as well as merit increases in pay.  Collection expenses increased $304 thousand (70.0%) primarily due to an increase in costs associated with managing foreclosed properties and other expenses related to collecting on real estate collateralized loans.  Loss on sale and valuation allowances on other real estate owned increased $302 thousand (45.9%) primarily due to a higher volume of write-downs and sales of other real estate owned during 2012 compared to 2011.

Income Taxes. In the first quarter of 2012, provision for income tax expense increased $524 thousand (50.5%) from the first quarter of 2011, from $1.0 million in 2011 to $1.6 million in 2012.  This was primarily due to greater pretax earnings in the first quarter of 2012 compared to the first quarter of 2011.  The effective tax rate increased from 33.2% to 38.3% between the two periods.  The main reason for this increase in effective tax rate was due to a decrease in tax-exempt income from 2011 to 2012.

Financial Condition

General. Total assets at March 31, 2012, were $1.5 billion, an increase of $23.1 million (1.5%) from December 31, 2011.  Cash and cash equivalents increased $23.9 million (28.9%) and net loans increased $14.4 million (1.2%).  Partially offsetting these increases were decreases in investment securities of $8.5 million (5.8%) and a decrease in loans held for sale of $4.6 million (20.5%).  Other real estate owned decreased $7.0 million (31.8%) as sales of foreclosed assets outpaced new foreclosures.  Much of this increase in total assets corresponded with an increase in deposits of $22.5 million (1.7%).  Total liabilities increased $21.2 million (1.5%) during the first three months of 2012, largely due to this increase in total deposits.  Stockholders' equity (including stock owned by the ESOP) increased by $1.9 million (1.5%) mainly due to an increase in retained earnings, less common and preferred dividends declared.

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

The following tables set forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated.

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$62,355	$62,526	$60,350	$60,575	$32,346	$32,494
States and political subdivisions	5,609	5,670	5,960	6,030	22,454	23,035
Residential mortgage-backed securities	58,783	58,141	68,632	68,106	78,892	79,199
Total securities available for sale	$126,747	$126,337	$134,942	$134,711	$133,692	$134,728
Securities Held to Maturity:
States and political subdivisions	$10,695	$11,714	$10,779	$11,879	$11,026	$10,786
Total securities held to maturity	$10,695	$11,714	$10,779	$11,879	$11,026	$10,786
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,415	$7,415	$7,997	$7,997	$8,102	$8,102
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$8,531	$8,531	$9,113	$9,113	$9,218	$9,218

The Company had a total of $58.8 million in residential Mortgage Backed Securities (MBSs) as of March 31, 2012.  All of these MBSs were private label issues or issued by U.S. Government-sponsored agencies and were considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of March 31, 2012, the ratings of these securities ranged from AAA to A1.  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other-than-temporary basis.  As of March 31, 2012, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.

Loan Portfolio. The following tables set forth the composition of the loan portfolio:

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$169,262	13.73%	$163,115	13.39%	$145,559	12.25%
Commercial real estate	455,316	36.95	448,991	36.84	423,820	35.67
Residential real estate	383,301	31.10	385,404	31.63	401,036	33.75
Construction real estate	161,129	13.07	161,803	13.28	168,835	14.21
Installment and other	63,436	5.15	59,257	4.86	48,922	4.12
Total loans	1,232,444	100.00	1,218,570	100.00	1,188,172	100.00
Unearned income	(2,820)		(2,713)		(2,268)
Gross loans	1,229,624		1,215,857		1,185,904
Allowance for loan losses	(27,262)		(27,909)		(28,384)
Net loans	$1,202,362		$1,187,948		$1,157,520

Total loans increased $14.4 million (1.2%) from December 31, 2011 to March 31, 2012, remaining at $1.2 billion.  The increase was primarily in the commercial real estate and commercial loan portfolios, which was partially offset by a decrease in the residential real estate portfolio.  Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company’s Form 10-K for the year ending December 31, 2011 filed with the SEC on March 15, 2012.

Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:

	At March 31,	At December 31,	At March 31,
	2012	2011	2011
	(Dollars in thousands)
Non-accruing loans	$54,753	$59,469	$61,667
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	54,753	59,469	61,667
Other real estate owned	15,575	14,139	21,218
Other repossessed assets	499	511	1,485
Total non-performing assets	$70,827	$74,119	$84,370
Restructured loans, still accruing interest	11,720	11,220	7,081
Total non-performing loans to total loans	4.44%	4.88%	5.19%
Allowance for loan losses to non-performing loans	50.76%	46.93%	46.03%
Total non-performing assets to total assets	4.58%	4.87%	5.54%

At March 31, 2012, total non-performing assets decreased $3.3 million (4.4%) to $70.8 million from $74.1 million at December 31, 2011, primarily due to a decrease in non-accruing loans of $4.7 million (7.9%), which was partially offset by an increase in other real estate owned of $1.4 million (10.2%).  Non-accruing loans decreased mainly due to a single large commercial real estate loan being paid off.  The increase in other real estate owned was primarily due to the foreclosure of a large construction loan and multiple residential loans.  Loans with specifically identified losses as of March 31, 2012 totaled $12.5 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $1.7 million.  As of March 31, 2012, all collateral-dependent impaired loans have been charged down to the value of the collateral, as determined by the Bank.  For further information, please see discussion in “Critical Accounting Policies –Allowance for Loan Losses” and “Results of Operations Income Statement Analysis” above.

At March 31, 2012 and December 31, 2011, included in impaired loans is one loan with a recorded investment of $16.0 million which is net of a participating bank's interest of $4.5 million.  The loan was originated in 2006 to finance the construction of a 146 unit retirement facility in Santa Fe.  During 2011, the borrower filed a voluntary Chapter 11 bankruptcy.  The borrower is seeking a purchaser for the property.  The Company's most recently available appraisal indicated a collateral value of $24.6 million.  The Company will obtain an updated appraisal in the second quarter of 2012.  During the most recent economic cycle, commercial real estate values have continued to fluctuate and actual sales values have, from time to time, materially differed from recent appraisals.  While the Company currently believes the record investment in this loan is supported by market conditions and the most recently available appraisal, the value of the property remains at risk to fluctuations from the commercial real estate market and if the market valuations trend downward, losses on the loan may be material.

Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal; regardless of whether (i) such loans are secured or unsecured, (ii) such credits are guaranteed by the government or others, and (iii) of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured.  Total loans which were considered restructured as of March 31, 2012 and December 31, 2011 were $14.3 million and $14.2 million, respectively.  Of these, as of March 31, 2012, $11.7 million are still performing in accordance with modified terms and are considered performing loans.

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

    The following table presents an analysis of the allowance for loan losses for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$27,909	$28,722
Provision for loan losses	2,119	1,450
Total charge-offs	(2,930)	(2,022)
Total recoveries	164	234
Net charge-offs	(2,766)	(1,788)
Balance at end of period	$27,262	$28,384

Gross loans at end of period	$1,229,624	$1,185,904
Ratio of allowance to total loans	2.21%	2.29%
Ratio of net charge-offs to average loans(1)	0.90%	0.61%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

Net charge-offs for the three months ended March 31, 2012 totaled $2.8 million, an increase of $978 thousand (54.7%), from $1.8 million for the three months ended March 31, 2011.  The majority of the net charge-offs were residential real estate ($1.4 million), construction real estate ($897 thousand) and commercial ($324 thousand).  The increase in net charge-offs for the first quarter of 2012 compared to the same period in 2011 was primarily due to an increase in charge-offs in the construction real estate portfolio of $822 thousand.  The provision for loan losses increased $669 thousand (46.1%) based upon management’s estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in “Critical Accounting Policies -Allowance for Loan Losses” above.

The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,414	13.73%	$3,949	13.39%	$5,609	12.25%
Commercial and residential real estate	14,255	68.05	13,735	68.47	12,125	69.42
Construction real estate	5,127	13.07	5,984	13.28	6,727	14.21
Installment and other	3,466	5.15	4,067	4.86	4,058	4.12
Unallocated	-	N/A	174	N/A	(135)	N/A
Total	$27,262	100.00%	$27,909	100.00%	$28,384	100.00%

The allowance for loan losses decreased $647 thousand (2.3%) from December 31, 2011 to March 31, 2012.  This was mainly due to a decrease in the portion allocated to construction real estate loans, a decrease in installment and other loans, a decrease in construction real estate loans, and a decrease in the portion allocated to commercial loans.  The allocation for construction real estate loans decreased $897 thousand (16.7%) mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $1.5 million.   The allocation for installment and other loans decreased $420 thousand (11.2%), mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $386 thousand, and a decrease in the allocation for qualitative factors of $34 thousand.  These decreases were partially offset by an increase in the allocation for commercial and residential real estate of $483 thousand (5.8%), mainly due to an increase in the allocation for historical loss experience of $195 thousand and an increase in the allocation for qualitative factors of $288 thousand.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The Bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of March 31, 2012 were $66.5 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs, so there are no specifically identified losses allocated in the allowance for loan losses.  Impaired loans valued at the present value of expected future cash flows had a total of $1.6 million allocated in the allowance for loan losses as of March 31, 2012.

The Bank anticipates the volume of outstanding commercial real estate and construction loans to remain relatively unchanged in accordance with the Bank’s established policy.  Overall, management’s outlook for the New Mexico economy for 2012 is expected to be a slow recovery.  Over-the-year employment growth was 0.1%, but is expected to be 1.1% in the second quarter and 1.5% in the third and fourth quarters of 2012, and accelerate modestly from 2013-2016.  Housing construction overall has remained depressed throughout 2011 and is expected to recover slightly by the end of 2012.

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

The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated.

	At March 31, 2012	At December 31,2011	At March 31, 2011
	(In thousands)
Performing loans classified as:
Substandard	$26,252	$23,365	$16,433
Doubtful	-	-	-
Total performing adversely classified loans	$26,252	$23,365	$16,433
Special mention loans	$10,429	$14,139	$1,641

Total performing adversely classified loans increased $2.8 million (12.4%) from December 31, 2011 to December 31, 2012.  This was primarily due to a decrease in classified commercial real estate loans of $17.8 million (142.3%) and, which was largely offset by increases in classified construction real estate loans of $19 million (479.9%).  Performing classified construction loans decreased largely due to the placing of two large loans on non-accrual status.  Performing classified commercial non-real estate loans increased primarily due to the downgrading of a single large commercial loan.  Performing classified commercial real estate loans increased primarily due to the downgrading of a single commercial real estate loan.  Performing classified residential real estate decreased primarily due to the downgrading of two separate residential credits.  Special mention loans decreased $3.7 million (35.5%) between December 31, 2011 and March 31, 2012, primarily due the downgrading of five larger commercial credits in the residential development for infrastructure concentration and downgrading of three larger commercial credits in the business property and office building concentrations.  As of March 31, 2012, the underlying collateral was deemed adequate such that no impairment was required to be recognized.

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

Sources of Funds

Liquidity and Sources of Capital

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $14.9 million and $27.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively, a decrease in cash provided of $12.9 million between the two periods.  This decrease was primarily due to an increase in the cash used in the origination of loans held for sale of $32.8 million, which was partially offset by an increase in the cash provided by the sale of loans held for sale of $17.7 million.  Net cash (used in) provided by investing activities was $(12.0) million and $28.9 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The $40.9 million decrease in cash provided by investing activities was largely due to an increase in the cash used in the funding of loans (net of repayments) of $19.3 million, a decrease in cash provided by the maturity and paydowns of investment securities of $11.5 million and a decrease in cash provided by the sale of investment securities of $4.4 million.  Net cash provided by (used in) financing activities was $21.0 million and $43.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The $64.1 million increase in cash provided by financing activities, between March 31, 2011 and March 31, 2012, was mainly due to an increase in cash provided by deposits of $64.4 million.

The most significant change in deposits from December 31, 2011 to March 31, 2012 occurred in MMDA accounts (increasing $151.1 million), which was offset by decreases in NOW accounts ($90.8 million), demand deposits ($45.8 million), time deposits over $100,000 ($1.9 million) and other time deposits ($1.5 million).  Savings deposits also increased by $11.4 million.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis.  Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future.  Additionally, we are a member of the FHLB and, as of March 31, 2012, we had the ability to borrow from the FHLB up to a total of $311.2 million in additional funds.  We also may borrow through the Federal Reserve Bank’s discount window up to a total of $136.9 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

At March 31, 2012, Trinity’s total risk-based capital ratio was 14.88%, the Tier 1 capital to risk-weighted assets ratio was 13.62%, and the Tier 1 capital to adjusted average assets ratio was 10.66%.  At December 31, 2011, Trinity’s total risk-based capital ratio was 14.72%, the Tier 1 capital to risk-weighted assets ratio was 13.46%, and the Tier 1 capital to average assets ratio was 10.68%.

At March 31, 2012, the Bank’s total risk-based capital ratio was 14.55%, the Tier 1 capital to risk-weighted assets ratio was 13.28%, and the Tier 1 capital to adjusted average assets ratio was 10.39%.  At December 31, 2011, the Bank’s total risk-based capital ratio was 14.32%, the Tier 1 capital to risk-weighted assets ratio was 13.05%, and the Tier 1 capital to adjusted average assets ratio was 10.36%.  The Bank exceeded the general minimum regulatory requirements to be considered “well-capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, Trinity’s book value per common share was $14.27 and $13.98, respectively.

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

    The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of March 31, 2012:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$587,129	$404,252	$184,616	$53,627	$1,229,624
Loans held for sale	17,929	-	-	-	17,929
Investment securities	5,442	27,611	64,667	43,276	140,996
Securities purchased under agreements to resell	13,326	-	-	-	13,326
Interest-bearing deposits with banks	73,665	-	1,984	-	75,649
Investment in unconsolidated trusts	496	-	-	620	1,116
Total interest-earning assets	$697,987	$431,863	$251,267	$97,523	$1,478,640

Interest-bearing Liabilities:
NOW deposits	$37,437	$68,459	$-	$-	$105,896
Money market deposits	107,953	183,105	-	-	291,058
Savings deposits	130,947	188,520	-	-	319,467
Time deposits over $100,000	53,849	123,602	86,001	9,787	273,239
Time deposits under $100,000	47,666	107,107	44,718	1,764	201,255
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$394,348	$670,793	$152,930	$34,471	$1,252,542
Rate sensitive assets (RSA)	$697,987	$1,129,850	$1,381,117	$1,478,640	1,478,640
Rate sensitive liabilities (RSL)	394,348	1,065,141	1,218,071	1,252,542	1,252,542
Cumulative GAP (GAP=RSA-RSL)	303,639	64,709	163,046	226,098	226,098
RSA/Total assets	45.13%	73.05%	89.30%	95.61%	95.61%
RSL/Total assets	25.50%	68.87%	78.76%	80.99%	80.99%
GAP/Total assets	19.63%	4.18%	10.54%	14.62%	14.62%
GAP/RSA	43.50%	5.73%	11.81%	15.29%	15.29%

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

Based on simulation modeling at March 31, 2012 and December 31, 2011, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income over One Year Horizon

	At March 31, 2012		At December 31, 2011
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(3,664)	(6.78)%	$(4,272)	(7.82)%
+1.00	(3,701)	(6.85)	(3,502)	(6.41)
(1.00)	27	0.05	16	0.03
(2.00)	16	0.03	5	0.01

Our simulations used assume the following:

1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at March 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors and to ensure that information that is required to be disclosed in reports we file with the SEC is properly and timely recorded, processed, summarized and reported.  A review and evaluation was performed by our management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based upon and as of the date of that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be material to the Company's consolidated financial condition.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION

Date: May 10, 2012	By:	/s/ WILLIAM C. ENLOE
William C. Enloe
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ DANIEL R. BARTHOLOMEW
Daniel R. Bartholomew
Chief Financial Officer