Form 10-Q
period 2012-06-30
TRINITY CAPITAL CORP
filed 2012-08-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

(505) 662-5171
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[     ]  Yes  [ X ]  No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,449,726 shares of common stock, no par value, outstanding as of August 8, 2012.

TRINITY CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRINITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$18,482	$22,690
Interest-bearing deposits with banks	86,686	48,610
Federal funds sold and securities purchased under resell agreements	3,249	11,583
Cash and cash equivalents	108,417	82,883
Investment securities available for sale	143,378	134,711
Investment securities held to maturity, at amortized cost (fair value of $12,268 at June 30, 2012 and $11,879 at December 31, 2011)	10,611	10,779
Investment in unconsolidated trusts	1,116	1,116
Non-marketable equity securities	7,300	7,997
Loans held for sale	8,895	22,549
Loans (net of allowance for loan losses of $25,071 at June 30, 2012 and $27,909 at December 31, 2011)	1,174,173	1,187,948
Premises and equipment, net	26,352	27,082
Leased property under capital leases, net	2,211	2,211
Accrued interest receivable	5,221	5,889
Mortgage servicing rights, net	6,639	6,250
Other real estate owned	30,199	14,139
Prepaid expenses	3,246	3,426
Net deferred tax assets	6,785	8,102
Other assets	9,916	8,387
Total assets	$1,544,459	$1,523,469

 (Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(Amounts in thousands, except share and per share data)
(Unaudited)
(Continued from prior page)

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$154,696	$152,669
Interest-bearing	1,195,811	1,174,458
Total deposits	1,350,507	1,327,127
Long-term borrowings	22,300	22,300
Long-term capital lease obligations	2,211	2,211
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Accrued interest payable	1,914	2,141
Other liabilities	5,874	6,360
Total liabilities	1,419,922	1,397,255

Stock owned by Employee Stock Ownership Plan (ESOP); 658,257 shares and 628,914 shares at June 30, 2012 and December 31, 2011, respectively, at fair value	$8,162	$8,245
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding at June 30, 2012 and December 31, 2011, $1,000 liquidation value per share, at amortized cost	$34,123	$34,018
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding at June 30, 2012 and December 31, 2011, $1,000 liquidation value per share, at amortized cost	1,996	2,012
Common stock, no par, authorized 20,000,000 shares; issued 6,856,800 shares, shares outstanding 6,449,726 at June 30, 2012 and December 31, 2011	6,836	6,836
Additional paid-in capital	1,997	1,976
Retained earnings	82,534	84,240
Accumulated other comprehensive (loss)	(137)	(139)
Total stockholders' equity before treasury stock	127,349	128,943
Treasury stock, at cost, 407,074 shares at June 30, 2012 and December 31, 2011	(10,974)	(10,974)
Total stockholders' equity	116,375	117,969
Total liabilities and stockholders' equity	$1,544,459	$1,523,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$15,982	$15,927	$32,158	$31,663
Investment securities:
Taxable	451	704	966	1,423
Nontaxable	162	283	326	564
Federal funds sold	24	7	57	7
Other interest-bearing deposits	52	80	92	134
Investment in unconsolidated trusts	17	18	34	40
Other interest income	34	35	69	70
Total interest income	16,722	17,054	33,702	33,901
Interest expense:
Deposits	1,795	2,200	3,666	4,553
Short-term borrowings	-	64	-	104
Long-term borrowings	189	189	378	403
Long-term capital lease obligations	67	67	134	134
Junior subordinated debt owed to unconsolidated trusts	563	685	1,134	1,408
Total interest expense	2,614	3,205	5,312	6,602
Net interest income	14,108	13,849	28,390	27,299
Provision for loan losses	9,755	2,129	11,874	3,579
Net interest income after provision for loan losses	4,353	11,720	16,516	23,720
Other income:
Mortgage loan servicing fees	645	665	1,291	1,332
Trust and investment services fees	523	501	1,020	961
Loan and other fees	923	898	1,755	1,711
Service charges on deposits	407	429	788	812
Net gain on sale of loans	1,936	459	3,622	1,739
Net gain on sale of securities	-	25	-	196
Title insurance premiums	285	141	541	305
(Loss) on venture capital investments	(4)	-	(233)	(225)
Other operating income	211	105	358	209
Total other income	4,926	3,223	9,142	7,040

(Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
 (Amounts in thousands except per share data)
(Unaudited)
(Continued from prior page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other expenses:
Salaries and employee benefits	$5,787	$5,457	$11,994	$10,958
Occupancy	1,020	951	1,984	1,885
Data processing	819	932	1,749	1,720
Marketing	409	313	807	768
Amortization and valuation of mortgage servicing rights	1,195	501	1,028	804
Amortization and valuation of other intangible assets	-	163	-	326
Supplies	175	145	374	506
Loss on sale and valuation allowance on other real estate owned	668	1,673	1,628	2,331
Postage	170	180	395	357
Bankcard and ATM network fees	401	374	755	717
Legal, professional and accounting fees	892	925	1,755	1,650
FDIC insurance premiums	503	748	1,003	1,509
Collection expenses	358	547	1,096	981
Repossession and fraud losses	30	165	62	217
Other	737	653	836	1,691
Total other expense	13,164	13,727	25,466	26,420
Income (loss) before provision for income taxes	(3,885)	1,216	192	4,340
Provision (benefit) for income taxes	(1,607)	447	(45)	1,485
Net income (loss)	$(2,278)	$769	$237	$2,855
Dividends and discount accretion on preferred shares	528	542	1,057	1,084
Net income (loss) available to common shareholders	$(2,806)	$227	$(820)	$1,771
Basic earnings (loss) per common share	$(0.44)	$0.03	$(0.13)	$0.27
Diluted earnings (loss) per common share	$(0.44)	$0.03	$(0.13)	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2012 and 2011
 (Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(2,278)	$769	$237	$2,855
Securities available for sale:
Net unrealized gains arising during the period	183	422	4	544
Related income tax expense	(73)	(152)	(2)	(191)
Net securities gains reclassified into earnings	-	(25)	-	(196)
Related income tax benefit	-	9	-	65
Net effect on other comprehensive income for the period	110	254	2	222
Total comprehensive income (loss)	$(2,168)	$1,023	$239	$3,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$237	$2,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,484	1,526
Net amortization of:
Mortgage servicing rights	794	756
Other intangible assets	-	326
Prepaid expenses	1,263	2,909
Purchased income tax credits	203	127
Premium and discounts on investment securities, net	792	928
Junior subordinated debt owed to unconsolidated trusts issuance costs	7	7
Provision for loan losses	11,874	3,579
Change in mortgage servicing rights valuation allowance	234	48
Loss on disposal of premises and equipment	4	-
Net gain on sale of investment securities	-	(196)
Federal Home Loan Bank (FHLB) stock dividends received	(4)	(5)
Loss on venture capital investments	233	225
Net gain on sale of loans	(3,622)	(1,739)
Loss on disposal of other real estate owned	165	847
Valuation allowance on other real estate owned	1,442	1,546
Decrease (increase) in deferred income tax assets	1,316	(118)
(Increase) decrease in other assets	(2,359)	1,830
(Decrease) in other liabilities	(715)	(1,967)
Stock options and stock appreciation rights expenses	20	38
Gross sales of loans held for sale	146,424	71,343
Origination of loans held for sale	(130,565)	(48,707)
Net cash provided by operating activities	29,227	36,158

 (Continued on following page)

TRINITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
 (Amounts in thousands)
(Unaudited)
(Continued from prior page)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$40,883	$41,080
Proceeds from maturities and paydowns of investment securities, held to maturity	169	162
Proceeds from maturities and paydowns of investment securities, other	662	470
Proceeds from sale of investment securities, available for sale	-	7,090
Purchase of investment securities, available for sale	(50,340)	(29,232)
Purchase of investment securities, held to maturity	-	-
Purchase of investment securities, other	(347)	(180)
Proceeds from sale of other real estate owned	576	3,493
Loans funded, net of repayments	(14,423)	(7,449)
Purchases of loans	(2,041)	(1,200)
Purchases of premises and equipment	(278)	(715)
Net cash (used in) provided by investing activities	(25,139)	13,519
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	27,909	47,732
Net decrease in time deposits	(4,529)	(58,321)
Repayment of borrowings	-	(1,152)
Common shares dividend payments	(966)	-
Preferred shares dividend payments	(968)	(1,976)
Net cash provided by (used in) financing activities	21,446	(13,717)
Net increase in cash and cash equivalents	25,534	35,960
Cash and cash equivalents:
Beginning of period	82,883	106,191
End of period	$108,417	$142,151
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,539	$9,002
Income taxes	1,808	355
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	23,342	3,402
Transfers from loans to repossessed assets	122	-
Sales of other real estate owned financed by loans	5,099	5,400
Dividends declared, not yet paid	1,212	242
Change in unrealized gain on investment securities, net of taxes	2	222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINITY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), Title Guaranty & Insurance Company ("Title Guaranty"), TCC Advisors Corporation ("TCC Advisors") and TCC Funds, collectively referred to as the "Company."  Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity but are not consolidated in these financial statements (see consolidation accounting policy below).  The Bank holds a 24% interest in Cottonwood Technology Group, LLC ("Cottonwood").  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  Cottonwood completed the initial close on a pre-seed and seed-stage investment fund in October 2009 and is focused on assisting new technologies, primarily those developed at New Mexico's research and educational institutions, reaching the market by providing management advice and capital consulting.  The Bank's full capital investment of $150 thousand was made in July 2009 and is reflected in these consolidated financial statements.  In October 2008, the Bank purchased the assets of Allocca & Brunett, Inc., an investment advisory company in Santa Fe, New Mexico.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC ("FNM Investment Fund IV") and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC ("FNM Investor Series IV"), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a New Market Tax Credit project.  The initial value of these tax credits was $1.9 million.  As of June 30, 2012 and December 31, 2011, the unamortized amount of the new market tax credit was $1.1 million and $1.2 million, respectively, and is included in "Non-marketable equity securities" on the consolidated balance sheet.  The initial amount of the loan was $5.2 million.  As of June 30, 2012 and December 31, 2011, the current outstanding loan amount was $5.2 million and is included in "loans, net" on the consolidated balance sheet.  In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank's foreclosed properties, Santa Fe Equestrian Center, in Santa Fe, New Mexico.  The size of the initial investment was $322 thousand.  As of June 30, 2012, the total investment was $227 thousand.  In September of 2010, the Bank joined Southwest Medical Technologies, LLC ("SWMT") as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies identify investment and financing opportunities.  The Bank's total capital investment is expected to be $250 thousand.  As of June 30, 2012, the investment in SWMT was $195 thousand and is included in "Non-marketable equity securities" on the consolidated balance sheet.
The business activities of the Company consist solely of the operations of the parent and subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year.
The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements in its Form 10-K, filed with the SEC on March 15, 2012.

The consolidated financial statements include the accounts of the Company.  The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions, and which are more susceptible to change in the near term, include the allowance for loan losses, valuation of other real estate owned, valuation of deferred tax assets and initial recording and subsequent valuation for impairment of mortgage servicing rights.
Certain items have been reclassified from prior period presentations in conformity with the current classification.  These reclassifications did not result in any changes to previously reported net income or stockholders' equity.
Note 2. Earnings (Loss) Per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:
`	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Net income (loss)	$(2,278)	$769	$237	$2,855
Dividends and discount accretion on preferred shares	528	542	1,057	1,084
Net income (loss) available to common shareholders	$(2,806)	$227	$(820)	$1,771
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(411,258)	(407,074)	(411,258)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	-	-	-	-
Weighted average common shares outstanding, net	6,449,726	6,445,542	6,449,726	6,445,542
Basic earnings (loss) per common share	$(0.44)	$0.03	$(0.13)	$0.27
Dilutive effect of stock-based compensation	-	-	-	-
Weighted average common shares outstanding including dilutive shares	6,449,726	6,445,542	6,449,726	6,445,542
Diluted earnings (loss) per common share	$(0.44)	$0.03	$(0.13)	$0.27

Certain stock options, stock appreciation rights and restricted stock units were not included in the above calculation, as these stock options would have an anti-dilutive effect as the exercise price is greater than current market price.  The total number of shares excluded was 232,549 and 304,000 as of June 30, 2012 and June 30, 2011, respectively.
Note 3. Recent Accounting Pronouncements
ASC Topic 860 "Transfers and Servicing."  New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing" amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The Company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the Company's statements of income and financial condition.

ASC Topic 820 "Fair Value Measurement."  New authoritative accounting guidance under ASC Topic 820, "Fair Value Measurement" amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement.  The new authoritative guidance also requires additional disclosures about fair value measurements.  The Company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the Company's statements of income and financial condition.
ASC Topic 220 "Comprehensive Income."  New authoritative accounting guidance under ASC Topic 220, "Comprehensive Income" amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The Company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the Company's statements income and financial condition.  See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.
ASC Topic 350 "Intangibles - Goodwill and Other."  New authoritative accounting guidance under ASC Topic 350, "Intangibles - Goodwill and Other" amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company adopted this new authoritative guidance on January 1, 2012 and it did not have an impact on the Company's statements income of and financial condition.
Note 4. Investment Securities
Amortized cost and fair values of investment securities are summarized as follows:
AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
U.S. Government sponsored agencies	$79,430	$195	$(8)	$79,617
States and political subdivisions	5,598	47	-	5,645
Residential mortgage-backed securities	58,577	355	(816)	58,116
Totals	$143,605	$597	$(824)	$143,378

December 31, 2011
U.S. Government sponsored agencies	$60,350	$253	$(28)	$60,575
States and political subdivisions	5,960	70	-	6,030
Residential mortgage-backed securities	68,632	326	(852)	68,106
Totals	$134,942	$649	$(880)	$134,711

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
States and political subdivisions	$10,611	$1,789	$(132)	$12,268
Totals	$10,611	$1,789	$(132)	$12,268

December 31, 2011
States and political subdivisions	$10,779	$1,263	$(163)	$11,879
Totals	$10,779	$1,263	$(163)	$11,879

As of June 30, 2012 and December 31, 2011, a total of $8.4 million and $9.1 million, respectively, in other investments not in the available for sale or held to maturity portfolios.  These investments consisted of non-marketable securities such as FRB and FHLB stock, as well as investment in unconsolidated trusts.  The fair value of these investments approximates their carrying value.
Realized net gains on sale of securities available for sale are summarized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Gross realized gains	$-	$28	$-	$202
Gross realized losses	-	(3)	-	(6)
Net gains	$-	$25	$-	$196
A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2012 and December 31, 2011, is as follows:
	Less than 12 Months		12 Months or Longer		Total
AVAILABLE FOR SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2012
U.S. Government sponsored agencies	$19,492	$(8)	$-	$-	$19,492	$(8)
Residential mortgage-backed securities	23,432	(383)	8,945	(433)	32,377	(816)
Totals	$42,924	$(391)	$8,945	$(433)	$51,869	$(824)

December 31, 2011
U.S. Government sponsored agencies	$24,316	$(28)	$-	$-	$24,316	$(28)
Residential mortgage-backed securities	25,800	(672)	9,539	(180)	35,339	(852)
Totals	$50,116	$(700)	$9,539	$(180)	$59,655	$(880)

	Less than 12 Months		12 Months or Longer		Total
HELD TO MATURITY	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2012
States and political subdivisions	$-	$-	$1,106	$(132)	$1,106	$(132)
Totals	$-	$-	$1,106	$(132)	$1,106	$(132)

December 31, 2011
States and political subdivisions	$-	$-	$1,020	$(163)	$1,020	$(163)
Totals	$-	$-	$1,020	$(163)	$1,020	$(163)

At June 30, 2012, $53.9 million in amortized cost of debt securities (representing a total of 46 different securities) had unrealized losses with aggregate depreciation of 1.8% of the Company's amortized cost basis.  Of these securities, $10.6 million (representing 13 securities) had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 5.3%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future, assuming no changes in credit quality  Approximately $22.8 million in amortized cost of the residential mortgage-backed securities with unrealized losses were issued by U.S. Government agencies and U.S. Government-sponsored agencies, with the remaining $9.6 million backed by a variety of private issuers.  As management does not intend to sell the securities and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.
The amortized cost and fair value of investment securities, as of June 30, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
	Available for Sale		Held to Maturity		Other Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$16,888	$16,945	$-	$-	$-	$-
One to five years	71,995	72,167	-	-	150	150
Five to ten years	9,357	9,332	1,106	974	-	-
Over ten years	45,365	44,934	9,505	11,294	1,116	1,116
Equity investments with no stated maturity	-	-	-	-	7,150	7,150
	$143,605	$143,378	$10,611	$12,268	$8,416	$8,416

Securities with carrying amounts of $33.1 million and $27.7 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans
Loans consisted of:

	June 30, 2012	December 31, 2011
	Amount	Amount
	(In thousands)
Commercial	$169,543	$163,115
Commercial real estate	456,106	448,991
Residential real estate	382,443	385,404
Construction real estate	132,326	161,803
Installment and other	61,577	59,257
Total loans	1,201,995	1,218,570
Unearned income	(2,751)	(2,713)
Gross loans	1,199,244	1,215,857
Allowance for loan losses	(25,071)	(27,909)
Net loans	$1,174,173	$1,187,948

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the board of directors review and approve these policies and procedures on a regular basis.  A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.
Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business.  Underwriting standards are designed to promote relationship banking rather than transactional banking.  Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial non-real estate loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At June 30, 2012 and December 31, 2011, approximately 25.1% and 25.8%, respectively, of the outstanding principal balance of the Company's commercial real estate loans were secured by owner-occupied properties.

With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.  Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners.  Construction loans are generally based upon estimates of costs and value associated with the complete project.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis.  Results of these reviews are presented to management.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.  In addition, the Company utilizes a third-party to periodically review loans to supplement the Company's internal review process.
For changes to credit policy implemented during 2012, see discussion under Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.
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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of June 30, 2012 and December 31, 2011, including non-performing loans:
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
June 30, 2012:	(In thousands)
Commercial	$167,612	$351	$191	$1,389	$1,931	$169,543
Commercial real estate	436,194	70	234	19,608	19,912	456,106
Residential real estate	372,371	2,395	1,017	6,660	10,072	382,443
Construction real estate	127,863	542	539	3,382	4,463	132,326
Installment and other	59,499	265	60	1,753	2,078	61,577
Total loans	$1,163,539	$3,623	$2,041	$32,792	$38,456	$1,201,995

Non-performing loan classification	$11,520	$80	$1,759	$32,792	$34,631	$46,151

December 31, 2011:
Commercial	$160,755	$74	$239	$2,047	$2,360	$163,115
Commercial real estate	422,469	462	4,252	21,808	26,522	448,991
Residential real estate	375,052	1,884	877	7,591	10,352	385,404
Construction real estate	143,243	181	265	18,114	18,560	161,803
Installment and other	56,222	72	116	2,847	3,035	59,257
Total loans	$1,157,741	$2,673	$5,749	$52,407	$60,829	$1,218,570

Non-performing loan classification	$1,891	$131	$5,040	$52,407	$57,578	$59,469

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2012 and December 31, 2011:
	June 30, 2012		December 31, 2011
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$3,950	$-	$2,116	$-
Commercial real estate	25,429	-	26,369	-
Residential real estate	10,642	-	9,608	-
Construction real estate	4,194	-	18,226	-
Installment and other	1,936	-	3,150	-
Total	$46,151	$-	$59,469	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company's risk rating system, the Company classifies problem and potential problem loans as "Special Mention," "Substandard," and "Doubtful."  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if credit deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.  Risk ratings are updated any time the situation warrants.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be classified as "Pass" loans. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2012 and December 31, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012:	(In thousands)
Commercial	$160,551	$2,044	$5,118	$1,830	$169,543
Commercial real estate	414,860	995	39,404	847	456,106
Residential real estate	367,441	-	14,175	827	382,443
Construction real estate	119,363	6,338	6,000	625	132,326
Installment and other	60,778	-	762	37	61,577
Total	$1,122,993	$9,377	$65,459	$4,166	$1,201,995

December 31, 2011:
Commercial	$156,926	$372	$5,817	$-	$163,115
Commercial real estate	409,099	1,007	38,885	-	448,991
Residential real estate	371,605	-	13,799	-	385,404
Construction real estate	126,848	12,760	22,195	-	161,803
Installment and other	57,119	-	2,138	-	59,257
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

The following table shows all loans, including non-performing loans, by classification and aging, as of June 30, 2012 and December 31, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012:	(In thousands)
Current	$1,119,196	$9,377	$31,307	$3,659	$1,163,539
Past due 30-59 days	3,543	-	80	-	3,623
Past due 60-89 days	254	-	1,280	507	2,041
Past due 90 days or more	-	-	32,792	-	32,792
Total	$1,122,993	$9,377	$65,459	$4,166	$1,201,995

December 31, 2011:
Current	$1,120,868	$14,139	$22,734	$-	$1,157,741
Past due 30-59 days	611	-	2,062	-	2,673
Past due 60-89 days	118	-	5,631	-	5,749
Past due 90 days or more	-	-	52,407	-	52,407
Total	$1,121,597	$14,139	$82,834	$-	$1,218,570

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):
	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$4,576	$2,938	$-	$5,373	$3,802	$-
Commercial real estate	30,764	27,378	-	36,930	36,879	-
Residential real estate	8,095	7,106	-	4,521	4,240	-
Construction real estate	5,653	3,861	-	20,024	19,386	-
Installment and other	342	320	-	112	112	-
With an allowance recorded:
Commercial	4,292	2,700	433	687	687	56
Commercial real estate	675	675	84	794	794	49
Residential real estate	7,125	7,123	1,781	6,316	6,316	953
Construction real estate	112	110	32	262	262	6
Installment and other	806	804	167	712	713	115
Total	$62,440	$53,015	$2,497	$75,731	$73,191	$1,179

The following table presents average loans individually evaluated for impairment by class of loans for the periods shown ending June 30, 2012 and June 30, 2011.

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$4,071	$19	$2,648	$4	$4,638	$58	$2,691	$9
Commercial real estate	30,390	13	19,053	-	31,896	15	20,392	14
Residential real estate	6,017	16	14,457	1	5,472	97	13,861	15
Construction real estate	11,468	5	20,887	354	15,272	5	20,242	357
Installment and other	357	4	3,076	4	376	11	3,039	10
With an allowance recorded:
Commercial	$1,844	$12	$1,766	$7	$1,416	$12	$1,284	$14
Commercial real estate	792	9	379	5	851	9	379	10
Residential real estate	7,096	57	4,245	36	7,083	58	3,899	70
Construction real estate	104	-	-	-	101	-	-	-
Installment and other	760	7	1,233	6	738	8	1,024	11
Total	$62,899	$142	$67,744	$417	$67,843	$273	$66,811	$510

Allowance for Loan Losses. The Company has established an internal policy to estimate the allowance for loan losses.  This policy is periodically reviewed by management and the board of directors.

The allowance for loan losses is that amount which, in management's judgment, is considered appropriate to provide for probable incurred losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews.  Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied at least quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable incurred loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.
Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) specific identification, based on management's assessment of loans in our portfolio and the probability that a charge-off will occur in the upcoming quarter; (2) losses probable in the loan portfolio besides those specifically identified, based upon a migration analysis of the percentage of loans currently performing that have probable incurred losses; and (3) qualitative adjustments based on management's assessment of certain risks such as delinquency trends, watch-list and classified trends, changes in concentrations, economic trends, industry trends, non-accrual trends, exceptions and loan-to-value guidelines, management and staff changes and policy or procedure changes.
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
Loans are charged off against the allowance for loan losses when management determines that full repayment of the loan by the customer is in doubt.  If repayment of the loan is in doubt, the Bank uses current valuations of the underlying collateral (less estimated selling costs) to calculate the amount of the loan to be charged off.  If there is a deficiency in collateral support, the amount of the deficiency is charged against the allowance for loan losses.
Activity in the allowance for loan losses for the periods shown ending June 30, 2012 and June 30, 2011, was as follows:
	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2012:
Beginning balance	$4,414	$8,680	$5,575	$5,127	$3,466	$-	$27,262
Provision for loan losses	4,884	1,222	1,672	1,077	900	-	9,755
Charge-offs	(4,401)	(3,515)	(956)	(2,163)	(1,356)	-	(12,391)
Recoveries	238	25	17	140	25	-	445
Net charge-offs	(4,163)	(3,490)	(939)	(2,023)	(1,331)	-	(11,946)
Ending balance	$5,135	$6,412	$6,308	$4,181	$3,035	$-	$25,071

Three Months Ended June 30, 2011:
Beginning balance	$5,582	$7,344	$4,724	$6,695	$4,039	$-	$28,384
Provision (benefit) for loan losses	214	(52)	1,352	675	(60)	-	2,129
Charge-offs	(592)	(151)	(1,089)	(1,216)	(96)	-	(3,144)
Recoveries	3	8	46	97	20	-	174
Net charge-offs	(589)	(143)	(1,043)	(1,119)	(76)	-	(2,970)
Ending balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2012:
Beginning balance	$3,949	$8,486	$5,249	$5,984	$4,067	$174	$27,909
Provision (benefit) for loan losses	5,673	1,468	3,337	1,117	453	(174)	11,874
Charge-offs	(4,771)	(3,567)	(2,305)	(3,151)	(1,527)	-	(15,321)
Recoveries	284	25	27	231	42	-	609
Net charge-offs	(4,487)	(3,542)	(2,278)	(2,920)	(1,485)	-	(14,712)
Ending balance	$5,135	$6,412	$6,308	$4,181	$3,035	$-	$25,071

Six Months Ended June 30, 2011:
Beginning balance	$5,857	$7,010	$4,093	$7,322	$4,122	$318	$28,722
Provision (benefit) for loan losses	215	513	2,911	123	135	(318)	3,579
Charge-offs	(878)	(391)	(2,194)	(1,305)	(398)	-	(5,166)
Recoveries	13	17	223	111	44	-	408
Net charge-offs	(865)	(374)	(1,971)	(1,194)	(354)	-	(4,758)
Ending balance	$5,207	$7,149	$5,033	$6,251	$3,903	$-	$27,543

Allocation of the allowance for loan losses, disaggregated on the basis of the Company's impairment methodology, is as follows:
	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
June 30, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$433	$84	$32	$1,781	$167	$-	$2,497
Loans collectively evaluated for impairment	4,702	6,328	6,276	2,400	2,868	-	22,574
Ending balance	$5,135	$6,412	$6,308	$4,181	$3,035	$-	$25,071
Loans:
Individually evaluated for impairment	$5,638	$28,053	$3,971	$14,229	$1,124	$-	$53,015
Collectively evaluated for impairment	163,905	428,053	378,472	118,097	60,453	-	1,148,980
Total ending loans balance	$169,543	$456,106	$382,443	$132,326	$61,577	$-	$1,201,995

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$56	$49	$953	$6	$115	$-	$1,179
Loans collectively evaluated for impairment	3,893	8,437	4,296	5,978	3,952	174	26,730
Ending balance	$3,949	$8,486	$5,249	$5,984	$4,067	$174	$27,909
Loans:
Individually evaluated for impairment	$4,489	$37,673	$10,556	$19,648	$825	$-	$73,191
Collectively evaluated for impairment	158,626	411,318	374,848	142,155	58,432	-	1,145,379
Total ending loans balance	$163,115	$448,991	$385,404	$161,803	$59,257	$-	$1,218,570

Troubled debt restructures ("TDRs") are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower that would not otherwise be given, due to the borrower's troubled financial condition.
The following loans were restructured during the periods indicated:
	Three Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings
Commercial	6	$3,217	$1,626	$-
Commercial real estate	2	1,367	1,367	-
Residential real estate	9	2,115	2,113	581
Construction real estate	1	261	257	-
Installment and other	4	161	161	19
Total	22	$7,121	$5,524	$600

Concessions can include: (1) transfer of assets in full or partial satisfaction of the debt; (2) issuance of equity interest in full or partial satisfaction of the debt; (3) modification of terms such as a reduction in interest rate or extending the term; (4) reduction in the face amount or maturity amount of the debt; (5) reduction in the accrued interest on the debt; or (6) a combination of two or more of these modifications.  To determine an appropriate allowance for loan losses, if the loan is current, the cashflows of the restructured payments are discounted against the rate of the original loan(s).  If these cashflows indicate an impairment, a specific allocation is made to the allowance for loan losses for this impairment.  If the loan is not current when restructured, the value of collateral is used to test for impairment, and any impairment indicated by this analysis is immediately charged off to the allowance for loan losses.

	Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings
Commercial	7	$3,375	$1,784	$7
Commercial real estate	2	1,367	1,367	-
Residential real estate	13	2,713	2,711	742
Construction real estate	2	337	333	31
Installment and other	6	287	286	71
Total	30	$8,079	$6,481	$851
The following loans that were restructured during the previous twelve months subsequently defaulted during the periods indicated:
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Specific reserves allocated	Number of Contracts	Recorded Investment	Specific reserves allocated
	(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Construction real estate	1	257	-	1	257	-
Installment and other	-	-	-	1	35	-
Total	1	$257	$-	2	$292	$-

As of June 30, 2012 and December 31, 2011, the Bank had no commitments to lend additional funds to debtors who also had restructured loans.
Note 6. Mortgage Servicing Rights (MSRs)
As of June 30, 2012, mortgage loans serviced for others totaled $979.6 million.  The net carrying amount of the MSRs on these loans total $6.6 million as of June 30, 2012.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

An analysis of changes in mortgage servicing rights assets follows.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$9,457	$9,145	$9,188	$9,030
Servicing rights originated and capitalized	756	203	1,417	701
Amortization	(402)	(373)	(794)	(756)
	$9,811	$8,975	$9,811	$8,975
Below is an analysis of changes in the mortgage servicing right assets valuation allowance.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$(2,379)	$(990)	$(2,938)	$(1,070)
Aggregate reductions credited to operations	-	-	574	80
Aggregate additions charged to operations	(793)	(128)	(808)	(128)
	$(3,172)	$(1,118)	$(3,172)	$(1,118)
The fair values of the MSRs were $6.7 million and $6.6 million on June 30, 2012 and December 31, 2011, respectively.
The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.
Our valuation allowance is used to recognize impairments of our MSRs.  A MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.
We have our MSRs analyzed for impairment on a monthly basis.  The underlying loans on all serviced loans are analyzed and, based upon the value of MSRs that are traded on the open market, a current fair value for each risk tranche in our portfolio is assigned.  We then compare that fair value to the current amortized book value for each tranche.  The change in fair value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to income.
The impairment is analyzed for other than temporary impairment on a quarterly basis.  The MSRs would be considered other than temporarily impaired if there is likelihood that the impairment would not be recovered before the expected maturity of the asset.  If the underlying mortgage loans have been amortized at a rate greater than the amortization of the MSR, the MSR may be other than temporarily impaired.  As of June 30, 2012, none of the MSRs were considered other than temporarily impaired.
The following assumptions were used to calculate the fair value of the MSRs as of June 30, 2012 and December 31, 2011.
	June 30, 2012	December 31, 2011
Public Securities Association (PSA) speed	293.33%	320.00%
Discount rate	10.75	10.75
Earnings rate	0.97	1.22

Note 7. Other Real Estate Owned
Other real estate owned consists of property acquired due to foreclosure (or deed acquired in lieu of foreclosure) on real estate loans. Total other real estate owned consisted of:
	At June 30, 2012	At December 31, 2011
	(In thousands)
Construction property	$24,779	$6,918
Residential real estate	2,353	2,908
Commercial real estate	3,067	4,313
Total	$30,199	$14,139

Changes to other real estate owned during the periods indicated are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$15,575	$21,218	$14,139	$21,860
Transfers into other real estate owned from loans	19,190	2,206	23,342	3,402
Sales of other real estate owned	(477)	(2,317)	(576)	(3,493)
Loss on sales of other real estate owned	(56)	(711)	(165)	(847)
Sales of other real estate owned financed by loans	(3,461)	(5,400)	(5,099)	(5,400)
Adjustment to valuation allowance on other real estate owned	(572)	(1,020)	(1,442)	(1,546)
Balance at end of period	$30,199	$13,976	$30,199	$13,976

The above balances are net of valuation allowance of $2.5 million and $2.1 million at June 30, 2012 and December 31, 2011, respectively.
Note 8. Short-Term Borrowings
The Company had no short-term borrowings outstanding as of June 30, 2012 or December 31, 2011.
Note 9. Long-Term Borrowings
The Company had FHLB advances with original maturity dates greater than one year of $22.3 million as of June 30, 2012 and December 31, 2011.  These borrowings are collateralized by a portion of the Bank's real estate loans.  As of June 30, 2012, long-term borrowings consisted of the following fixed-rate advances:
Maturity Date	Rate	Principal due	Amount
(Dollars in thousands)
03/23/2015	3.05%	At maturity	$20,000
04/27/2021	6.34%	At maturity	2,300
			$22,300

Note 10. Long-Term Capital Lease Obligations
The Company is leasing land in Santa Fe on which it has built a bank office.  The term remaining on the lease when acquired by the Company expires in 2014, and the lease contains an option to purchase the land at a set price at the termination of the initial term.  This lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease. The principal due at the note's maturity (which is simultaneous with the lease maturity) will largely offset the option purchase price. Lease expense for each of the three-month periods ended June 30, 2012 and 2011 were $46 thousand.  Lease expense for each of the first six months of 2012 and 2011 were $92 thousand.
Note 11. Junior Subordinated Debt Owed to Unconsolidated Trusts
The following table presents details on the junior subordinated debt owed to unconsolidated trusts as of June 30, 2012.
	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.88%	3.17% (variable)	6.88%		2.12% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.88%	3.17% (variable)	6.88%	21	2.12% (variable)

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the "trust preferred securities") in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity at any time after the date of first redemption indicated above, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the "debentures") issued by Trinity, which have terms substantially similar to the trust preferred securities.  Trinity has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods (or twenty consecutive quarterly periods in the case of Trusts with quarterly interest payments) with respect to each interest payment deferred.  Under the terms of the debentures, under certain circumstances of default or if Trinity has elected to defer interest on the debentures, Trinity may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  Trinity used the majority of the proceeds from the sale of the debentures to add to Tier 1 and Tier 2 capital in order to support its growth and to purchase treasury stock.
Trinity owns all of the outstanding common securities of the Trusts.  The Trusts are considered variable interest entities (VIEs).  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

As of June 30, 2012, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.  For discussion on the impact of Basel III, see discussion in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Sources of Funds-Liquidity and Sources of Capital" in this Form 10-Q.
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by Trinity on a limited basis.  Trinity also entered into an agreement as to expenses and liabilities with the Trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trusts other than those arising under the trust preferred securities.  The obligations of Trinity under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by Trinity of the Trusts' obligations under the trust preferred securities.
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
The Company's exposure to credit loss is represented by the contractual amount of these credit-related commitments.  The Company follows the same credit policies in making credit-related commitments as it does for on-balance-sheet instruments.
At June 30, 2012 and December 31, 2011, the following credit-related commitments were outstanding:
	Contract Amount
	June 30, 2012	December 31, 2011
	(In thousands)
Unfunded commitments under lines of credit	$160,137	$165,633
Commercial and standby letters of credit	15,160	14,342

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer.  Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral.  These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  At June 30, 2012 and December 31, 2011, no amounts have been recorded as liabilities for the Company's potential obligations under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $19 thousand as of June 30, 2012 and $25 thousand December 31, 2011, and are included in "other liabilities" on the Company's balance sheet.
Concentrations of credit risk. The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  Although the Bank believes it has a diversified loan portfolio, a substantial portion of its loans are made to businesses and individuals associated with, or employed by, Los Alamos National Laboratory (the "Laboratory").  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.
Note 13. Preferred Equity Issues
On March 27, 2009, the Company issued two series of preferred shares to the U.S. Treasury under the Capital Purchase Program ("CPP"). Below is a table disclosing the information on these two series.
	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5% for the first 5 years, thereafter 9%	$1,000	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000	2,102
Dividends are paid quarterly, and the amount of any unpaid dividends outstanding at the end of the quarter is an outstanding liability in "other liabilities" on the balance sheet.  As of June 30, 2012, Trinity was current with its dividend payments.  The amount of dividends accrued and unpaid were $242 thousand as of June 30, 2012 and December 31, 2011.
The difference between the liquidation value of the preferred shares and the original cost is accreted (for Series B) or amortized (for Series A) over 10 years.  The net difference of this amortization and accretion is posted directly to capital.  During both of the three-month periods ended June 30, 2012 and 2011, a net amount of $44 thousand was accreted to capital.  During both of the six-month periods ended June 30, 2012 and 2011, a net amount of $89 thousand was accreted to capital
Both the dividends and net accretion on the preferred shares reduce the amount of net income available to common shareholders.  During the three months ended June 30, 2012 and 2011, the total of these two amounts was $528 thousand and $542 thousand, respectively.  During each of the six months ended June 30, 2012 and 2011, the total of these two amounts was $1.1 million.
On July 25, 2012, the U.S. Treasury held an auction of the Series A and B cumulative perpetual preferred shares.  As a result of the sale, the Company is no longer restricted in the payment of dividends and limited in its executive compensation under the original rules of the CPP.

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
As a result of using over-the-counter derivative instruments, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparties.  The Bank manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk amongst many such counterparties and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.  The Bank's exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Bank.  However, if the borrower defaults on the commitment, the Bank requires the borrower to cover these costs.
The Company's derivative instruments outstanding at June 30, 2012 include commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.
The Company originates single-family residential loans for sale pursuant to programs with the Federal National Mortgage Association ("FNMA").  At the time the interest rate is locked in by the borrower, the Bank concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.  Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan.  The period from the time the borrower locks in the interest rate to the time the Bank funds the loan and sells it to FNMA is generally 60 days.  The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into.  In the event that interest rates rise after the Bank enters into an interest rate lock, the fair value of the loan commitment will decline.  However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.
The following table is a summary of interest rate lock contracts (IRLC):
	At June 30, 2012	At December 31, 2011
	(In thousands)
Notional amount of IRLC with customers	$13,857	$11,752
Fair value of customer IRLC assets	472	269
Fair value of customer IRLC liabilities	13	-
Notional amount of IRLC with FNMA	22,881	35,476
Fair value of FNMA IRLC assets	13	1
Fair value of FNMA IRLC liabilities	11	222

For the three months ending June 30, 2012 and 2011, income and expenses relating to the valuation of these derivative instruments totaled $163 thousand in expense and $74 thousand in income, respectively.  For the six months ending June 30, 2012 and 2011, income and expenses relating to the valuation of these derivative instruments totaled $413 thousand in income and $387 thousand in expense, respectively.  These amounts are included under "Other" in "Other expenses" on the consolidated statements of income.

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

•	Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party appraisal or internally developed models that primarily use observable market-based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis
Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and are classified as Level 2.  The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other factors.
Derivatives. Derivative assets and liabilities represent interest rate contracts between the Company and loan customers, and between the Company and outside parties to whom we have made a commitment to sell residential mortgage loans at a set interest rate.  These are valued based upon the differential between the interest rates upon the inception of the contract and the current market interest rates for similar products and similar remaining commitment terms, and are classified as Level 2.  Changes in fair value are recorded in current earnings.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).
June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$79,617	$-	$79,617	$-
States and political subdivisions	5,645	-	5,645	-
Residential mortgage-backed securities	58,116	-	58,116	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	485	-	485	-
Total	$143,863	-	$143,863	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$24	$-	$24	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$19	$-	$19	$-

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$60,575	$-	$60,575	$-
States and political subdivisions	6,030	-	6,030	-
Residential mortgage-backed securities	68,106	-	68,106	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	270	-	270	-
Total	$134,981	-	$134,981	-

Financial Liabilities:
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	$222	$-	$222	$-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$25	$-	$25	$-

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, approximately 78% of the total impaired loans were evaluated based on the fair value of the collateral.  During the three months ended June 30, 2012 and June 30, 2011, the Company recorded provision for loan losses in the amounts of $7.7 million and $1.7 million, respectively for impaired loans carried at fair value at each quarter end date.  During the six months ended June 30, 2012 and June 30, 2011, the Company recorded provision for loan losses in the amounts of $9.3 million and $2.4 million, respectively for impaired loans carried at fair value at each quarter end date.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  These appraisals are reviewed for accuracy, and used only if the appraisals use reasonable estimates of value.  If the appraisals are deemed inaccurate, new appraisals are obtained from an independent appraiser.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than one year old, the Company further discounts market prices by 10% to 30%,  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  See Item 1, Financial Statements-Note 5, Loans - Allowance for Loan and Lease Losses in this Form 10-Q for more details.
Mortgage Servicing Rights. MSRs are valued based upon the value of MSRs that are traded on the open market and then adjusted to consider each risk tranche in our portfolio.  We then compare that fair value to the current amortized book value for each tranche.  The change in fair value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset being recorded as an addition or a reduction to current earnings.  Only the tranches deemed impaired are included in the table below.
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

During the first six months of 2012 and the year ended December 31, 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset, less estimated costs of disposal.  The fair value of foreclosed assets, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition totaled $23.3 million and $10.7 million (utilizing Level 3 valuation inputs) during the three months ended June 30, 2012 and the year ended December 31, 2011, respectively.  Of these, $16.5 million and $1.7 million, respectively, were written down upon initial recognition or subsequent revaluation.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $2.6 million and $1.9 million, during the three months ended June 30, 2012 and the year ended December 31, 2011, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $1.7 million and $2.0 million in foreclosed assets were remeasured at fair value during the three months ended June 30, 2012 and  June 30, 2011, respectively, resulting in a charge of $572 thousand and $1.0 million to current earnings, respectively.  Other than foreclosed assets measured at fair value (less estimated disposal costs) upon initial recognition, a total of $6.1 million and $5.6 million in foreclosed assets were remeasured at fair value during the six months ended June 30, 2012 and  June 30, 2011, respectively, resulting in a charge of $1.4 million and $1.5 million to current earnings, respectively.

Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the table below (in thousands).
June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Assets:
Impaired loans
Commercial	$5,285	$-	$-	$5,285
Commercial real estate	26,469	-	-	26,469
Residential real estate	2,599	-	-	2,599
Construction real estate	11,684	-	-	11,684
Installment and other	876	-	-	876
Total impaired loans	45,473	-	-	46,913
Mortgage servicing rights	6,610	-	-	6,610
Non-Financial Assets:
Other real estate owned
Residential real estate	1,944	-	-	1,944
Commercial real estate	909	-	-	909
Construction real estate	19,621	-	-	19,621
Total other real estate owned	22,474	-	-	22,474

December 31, 2011

Financial Assets:
Impaired loans
Commercial	$3,323	$-	$-	$3,323
Commercial real estate	454	-	-	454
Residential real estate	4,692	-	-	4,692
Construction real estate	2,341	-	-	2,341
Installment and other	-	-	-	-
Total impaired loans	10,810	-	-	10,810
Mortgage servicing rights	6,215	-	-	6,215
Non-Financial Assets:
Other real estate owned
Residential real estate	2,908	-	-	2,908
Commercial real estate	1,833	-	-	1,833
Construction real estate	5,869	-	-	5,869
Total other real estate owned	10,610	-	-	10,610

The following table presents quantitative information, based on certain empirical data wtih respect to Level 3 fair value measurements for financial instruments measured on a nonrecurring basis at June 30, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (weighted average)
Impaired loans
Commercial	$5,285	Sales comparison	Discount based on forced liquidation	50%
Commercial real estate	26,469	Sales comparison	Comparison between sales and income approaches	7-10% (8.5%)
		Income approach	Cap Rate	7-10% (8.5%)
Residential real estate	2,599	Sales comparison	Discount applied to valuation	5-10% (7.5%)
Construction real estate	11,684	Sales comparison	Discount applied to valuation	12-20% (16%)
Installment and other	876	Sales comparison	Discount applied to valuation	10-50% (15%)
Total impaired loans	$46,913
Mortgage servicing rights	$6,610	Income approach	Present value of future servicing income based on prepayment speeds	10.75-14.25% (10.75%)
Other real estate owned
Residential real estate	$1,944	Sales comparison	Discount applied to valuation	5-10% (7.5%)
Commercial real estate	909	Sales comparison	Comparison between sales and income approaches	7-10% (8.5%)
		Income approach	Cap Rate	7-10% (8.5%)
Construction real estate	19,621	Sales comparison	Discount applied to valuation	12-20% (16%)
Total other real estate owned	$22,474

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
The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest-bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.  These are considered level 1 inputs.
Non-marketable securities, including FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value. FHLB and FRB stock do not have readily determinable fair values as there are restrictions of transferability, therefore, making it impracticable to determine fair values.
Federal funds sold and securities purchased under resell agreements: The carrying amounts reported in the balance sheet approximate fair value.  These are considered level 1 inputs.
Loans held for sale: The fair values disclosed are based upon the values of loans with similar characteristics purchased in secondary mortgage markets.
Loans: Most commercial loans and some real estate mortgage loans are made on a variable rate basis.  For those variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  These are considered level 3 inputs.
Non-interest-bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.  These are considered level 1 inputs.
Interest-bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.  These are considered level 2 inputs.
Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings with maturities of 90 days or less approximate their fair values.  The fair value of short-term borrowings greater than 90 days is based on the discounted value of contractual cash flows.  These are considered level 2 inputs.
Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  These are considered level 2 inputs.
Junior subordinated notes issued to capital trusts: The fair values of the Company's junior subordinated notes issued to capital trusts are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities.  These are considered level 3 inputs.
Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments in the form of letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  These are considered level 2 inputes.
Accrued interest: The carrying amounts reported in the balance sheet approximate fair value.

The estimated fair values of financial instruments are as follows:
June 30, 2012	Carrying amount	Estimated Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and due from banks	$18,482	$18,482	$18,482	$-	-
Interest-bearing deposits with banks	86,686	86,686	86,686	-	-
Federal funds sold and securities purchased under resell agreements	3,249	3,249	3,249	-	-
Investments:
Available for sale	143,378	143,378	-	143,378	-
Held to maturity	10,611	12,268	-	12,268	-
Equity investments that do not have readily determinable fair values	8,416	N/A	-	-	-
Loans held for sale	8,895	9,144	-	9,144
Loans, net	1,174,640	1,197,591	-	-	1,197,607
Accrued interest receivable	5,221	5,221	-	421	4,800
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	485	485	-	485	-

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$19	$19	$-	$19	-

Financial liabilities:
Non-interest-bearing deposits	$154,696	$154,696	$154,696	$-	-
Interest-bearing deposits	1,195,811	1,201,101	-	1,201,101	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	22,300	24,198		24,198
Junior subordinated debt owed to unconsolidated trusts	37,116	19,832	-	-	19,832
Accrued interest payable	1,914	1,914	-	1,465	449

December 31, 2011	Carrying amount	Estimated Fair value
	(In thousands)
Financial assets:
Cash and due from banks	$22,690	$22,690
Interest-bearing deposits with banks	48,610	48,610
Federal funds sold and securities purchased under resell agreements	11,583	11,583
Investments:
Available for sale	134,711	134,711
Held to maturity	10,779	11,879
Equity investments that do not have readily determinable fair values	9,113	N/A
Loans held for sale	22,549	23,120
Loans, net	1,187,948	1,219,368
Accrued interest receivable	5,889	5,889
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	270	270

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$25	$25

Financial liabilities:
Non-interest bearing deposits	$152,669	$152,669
Interest bearing deposits	1,174,458	1,180,412
Long-term borrowings	22,300	24,218
Junior subordinated debt owed to unconsolidated trusts	37,116	20,040
Accrued interest payable	2,141	2,141
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	222	222

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion is intended to focus on certain financial information regarding the Company and is written to provide the reader with a more thorough understanding of its financial statements.  The following discussion and analysis of the Company's financial position and results of operations should be read in conjunction with the information set forth in Item 3, Quantitative and Qualitative Disclosures about Market Risk and the annual audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2011.
This report contains certain financial information determined by methods other than in accordance with GAAP.  These measures include net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares; net interest margin on a fully tax-equivalent basis and net interest income on a fully tax-equivalent basis.  Management uses these non-GAAP measures in its analysis of the Company's performance.  Net operating income before provision for loan losses, income taxes and dividends and discount accretion on preferred shares represents net income on the normal daily operations of the Company.  The tax-equivalent adjustment to net interest margin and net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis, and accordingly believes the presentation of the financial measures may be useful for peer comparison purposes.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax-equivalent basis to net interest income and net interest margin on a fully tax-equivalent basis to net interest margin are contained in tables under "Net Interest Income."
The following reconciles net income available to common shareholders to net operating income before provision, income taxes and dividends and discount accretion on preferred shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss) available to common shareholders	$(2,806)	$227	$(820)	$1,771
Add: Provision for loan losses	9,755	2,129	11,874	3,579
Add: Provision (benefit) for income taxes	(1,607)	447	(45)	1,485
Add: Dividends and discount accretion on preferred shares	528	542	1,057	1,084
Net operating income before provision, income taxes and dividends and discount accretion on preferred shares	$5,870	$3,345	$12,066	$7,919

Special Note Concerning Forward-Looking Statements
This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A of Part I of the Company's Form 10-K for the year ended December 31, 2011.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and all amendments thereto, as filed with the Securities and Exchange Commission.  There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
Overview
The Company's net income (loss) decreased $(3.0) million (396.2%) from $769 thousand in the second quarter of 2011 to a loss of $(2.3) million in the second quarter of 2012.  Net income available to common shareholders also decreased $(3.0) million (1,336.1%) from $227 thousand in the second quarter of 2011 to a loss of $(2.8) million in the second quarter of 2012.  The decrease in net income was primarily due to an increase in provision for loan losses of $7.6 million (358.2%), which was partially offset by an increase in non-interest income of $1.7 million (52.8%).
The Company's net income decreased $(2.6) million (91.7%) from $2.9 million in the first six months of 2011 to $237 thousand in the first six months of 2012.  Net income available to common shareholders also decreased $(2.6) million (146.3%) from $1.8 million in the first six months of 2011 to a loss of $(820) thousand in the first six months of 2012.  The decrease in net income was primarily due to an increase in provision for loan losses of $8.3 million (231.8%), which was partially offset by an increase in non-interest income of $2.1 million (52.8%).
The national and state economies continue to be depressed relative to historical comparisons.  The Company continues to experience challenges in its loan portfolio, with higher levels of non-performing loans and foreclosed properties.  In response to these challenges, we have continued to reduce our concentrations in non-owner occupied commercial real estate and construction real estate portfolios, increased capital by managing growth and restricting dividends.
Regulatory Proceedings Against the Bank.  As previously disclosed, the Bank and the OCC entered into a written agreement (the "Agreement") on January 26, 2010.  On April 4, 2012, the Bank was released from the formal agreement, having fully addressed its provisions, as disclosed in the Company's Current Report on Form 8-K filed on April 11, 2012 with the SEC.

Results of Operations
General. The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $5.9 million during the second quarter of 2012, an increase of $2.5 million (75.5%) from $3.3 million during the same period in 2011.  Net income available to common shareholders for the second quarter of 2012 decreased to a loss of $(2.8) million or a loss of $(0.44) per share, compared to income of $227 thousand or $0.03 per share for the same period in 2011, a decrease of $3.0 million (1,336.1%) in net income available to common shareholders and a decrease in earnings per share of $0.47 (1,566.7%).  The decrease in net income available to common shareholders was primarily due to an increase in the provision for loan losses of $7.6 million (358.2%).  This was partially offset by an increase in non-interest income of $1.7 million (52.8%), a decrease in noninterest expense of $554 thousand (4.0%) and an increase in net interest income of $259 thousand.  The provision for loan losses increased primarily due to an increase in net charge-offs during the period, which affected the analysis of the adequacy of the allowance for loan losses in the quarterly analysis.  For more information on quarter and year-to-date activity, please refer to "Asset Quality" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.  The increase in non-interest income was primarily due to an increase in the net gain on the sale of loans, due to the increase in the volume of loans sold, in addition to a higher premium per loan sold during the period.  Non-interest expense decreased primarily due to a decrease in the loss on other real estate owned, primarily due to lower losses on real estate sold during the period.  Net interest income increased primarily due to a decrease in interest expense, due to lower interest rates, which generally remain at historically low levels.
The Company experienced net operating income before provision for income taxes, provision for loan losses and dividends and discount accretion on preferred shares of $12.1 million during the first six months of 2012, an increase of $4.1 million (52.4%) from $7.9 million during the same period in 2011.  Net income available to common shareholders for the first six months of 2012 decreased to a loss of $(820) thousand or a loss of $(0.13) per share, compared to income of $1.8 million or $0.27 per share for the same period in 2011, a decrease of $2.6 million (146.3%) in net income available to common shareholders and a decrease in earnings per share of $0.40 (148.1%).  The decrease in net income available to common shareholders was primarily due to an increase in the provision for loan losses of $8.3 million (231.8%).  This was partially offset by an increase in non-interest income of $2.1 million (29.9%), an increase in net interest income of $1.1 million (4.0%), and a decrease in noninterest expense of $945 thousand (3.6%).  The provision for loan losses increased primarily due to an increase in net charge-offs during the period, which affected the analysis of the adequacy of the allowance for loan losses in the quarterly analysis.  The increase in net charge-offs during the period was primarily due to charge-offs discussed above.  The increase in non-interest income was primarily due to an increase in the net gain on the sale of loans, due to the increase in the volume of loans sold, in addition to a higher premium per loan sold during the period.  Non-interest expense decreased primarily due to a decrease in the loss on other real estate owned, primarily due to lower losses on real estate sold during the period, as well as a decrease in FDIC insurance premiums due to a lower assessment rate.  Net interest income increased primarily due to a decrease in interest expense, due to lower interest rates, which generally remain at historically low levels.
The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities.  The Company's net income is also affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount during the period that management believes is necessary to fund the allowance for loan losses to be at a level to adequately cover probable credit losses in the loan portfolio. Non-interest income or other income consists of mortgage loan servicing fees, trust fees, loan and other fees, service charges on deposits, gain on sale of loans, gain on sale of securities, title insurance premiums and other operating income.  Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, amortization and valuation of mortgage servicing rights, amortization and valuation of other intangible assets, supplies expense, loss on sale and valuation allowances on other real estate owned, postage, bankcard and ATM network fees, legal, professional and accounting fees, FDIC insurance premiums, collection expenses and other expenses.

The amount of net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management's assessment of the collectability of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expenses.  Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Interest Income. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates.
	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,236,067	$15,982	5.20%	$1,182,732	$15,927	5.40%
Taxable investment securities	123,740	451	1.47	117,318	704	2.41
Investment securities exempt from federal income taxes (2)	16,254	267	6.61	33,427	462	5.54
Federal funds sold and securities purchased under resell agreements	6,738	24	1.43	7,661	7	0.37
Other interest-bearing deposits	90,627	52	0.23	122,349	80	0.26
Investment in unconsolidated trust subsidiaries	1,116	17	6.13	1,116	18	6.47
Equity investments that do not have readily determinable fair values	3,813	34	3.59	4,534	35	3.10
Total interest-earning assets	1,478,355	16,827	4.58	1,469,137	17,233	4.70
Non-interest-earning assets	70,526			80,306
Total assets	$1,548,881			$1,549,443

Interest-bearing Liabilities:
Deposits:
NOW deposits	$148,835	$65	0.18%	$148,079	$63	0.17%
Money market deposits	250,105	112	0.18	248,006	120	0.19
Savings deposits	323,623	134	0.17	328,301	137	0.17
Time deposits over $100,000	271,694	928	1.37	295,938	1,169	1.58
Time deposits under $100,000	200,386	556	1.12	204,735	711	1.39
Short-term borrowings	11	-	-	10,000	64	2.57
Long-term borrowings	22,300	189	3.41	22,300	189	3.40
Long-term capital lease obligations	2,211	67	12.19	2,211	67	12.15
Junior subordinated debt owed to unconsolidated trusts	37,116	563	6.10	37,116	685	7.40
Total interest-bearing liabilities	1,256,281	2,614	0.84	1,296,686	3,205	0.99
Demand deposits--non-interest-bearing	57,336			58,876
Other non-interest-bearing liabilities	107,747			68,229
Stockholders' equity, including stock owned by ESOP	127,517			125,652
Total liabilities and stockholders equity	$1,548,881			$1,549,443
Net interest income on a fully tax-equivalent basis/interest rate spread(3)		$14,213	3.74%		$14,028	3.71%
Net interest margin on a fully tax-equivalent basis(4)			3.87%			3.83%
Net interest margin(4)			3.84%			3.78%

(1)
Average loans include non-accrual loans of $53.9 million and $59.9 million for the three months ended June 30, 2012 and 2011, respectively.  Interest income includes loan origination fees of $614 thousand and $331 thousand for the three months ended June 30, 2012 and 2011, respectively.

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

For the second quarter of 2012, net interest income on a fully tax-equivalent basis increased $185 thousand (1.3%) compared to the second quarter of 2011, increasing from $14.0 million in 2011 to $14.2 million in 2012.  The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $591 thousand (18.4%) and a decrease in interest income on a fully tax-equivalent basis of $406 thousand (2.4%).  Interest expense decreased mainly due to a decrease in the cost of these liabilities of 15 basis points, which accounted for a drop of $452 thousand in interest expense.  Average interest-bearing liabilities also decreased between the two dates by $40.4 million (3.1%), which accounted for a drop of $139 thousand in interest expense.  Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 12 basis points, accounting for a decrease in interest income on a fully tax-equivalent basis of $851 thousand.  This was partially offset by an increase in average interest-earning assets of $9.2 million, which accounted for an increase in interest income on a fully tax-equivalent basis of $445 thousand.  The net interest margin expressed on a fully tax-equivalent basis increased 4 basis points to 3.87% for the quarter ended June 30, 2012 from 3.83% for the quarter ended June 30, 2011.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$1,235,642	$32,158	5.23%	$1,187,110	$31,663	5.38%
Taxable investment securities	124,177	966	1.56	121,583	1,423	2.36
Investment securities exempt from federal income taxes (2)	16,414	537	6.58	33,100	920	5.60
Federal funds sold and securities purchased under resell agreements	9,552	57	1.20	3,964	7	0.36
Other interest-bearing deposits	79,947	92	0.23	106,243	134	0.25
Investment in unconsolidated trust subsidiaries	1,116	34	6.13	1,116	40	7.23
Equity investments that do not have readily determinable fair values	3,959	69	3.50	4,694	70	3.01
Total interest-earning assets	1,470,807	33,913	4.64	1,457,810	34,257	4.74
Non-interest-earning assets	69,132			81,430
Total assets	$1,539,939			$1,539,240

Interest-bearing Liabilities:
Deposits:
NOW deposits	$144,084	$140	0.20%	$137,563	$112	0.16%
Money market deposits	249,102	220	0.18	250,714	239	0.19
Savings deposits	318,958	264	0.17	319,794	264	0.17
Time deposits over $100,000	272,903	1,890	1.39	298,242	2,443	1.65
Time deposits under $100,000	201,181	1,152	1.15	206,581	1,495	1.46
Short-term borrowings	5	-	-	8,631	104	2.43
Long-term borrowings	22,300	378	3.41	23,681	403	3.43
Long-term capital lease obligations	2,211	134	12.19	2,211	134	12.22
Junior subordinated debt owed to unconsolidated trusts	37,116	1,134	6.14	37,116	1,408	7.65
Total interest-bearing liabilities	1,247,860	5,312	0.86	1,284,533	6,602	1.04

Demand deposits--non-interest-bearing	$62,360			$56,309
Other non-interest-bearing liabilities	102,191			73,186
Stockholders' equity, including stock owned by ESOP	127,487			125,211
Total liabilities and stockholders equity	$1,539,939			$1,539,239
Net income on a fully tax-equivalent basis/interest rate spread(3)		$28,601	3.78%		$27,655	3.70%
Net interest margin on a fully tax-equivalent basis(4)			3.91%			3.83%
Net interest margin(4)			3.88%			3.78%

(1)
Average loans include non-accrual loans of $57.7 million and $57.5 million for the six months ended June 30, 2012 and 2011, respectively.  Interest income includes loan origination fees of $1.2 million and $738 thousand for the six months ended June 30, 2012 and 2011, respectively.

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
For the first six months of 2012, net interest income on a fully tax-equivalent basis increased $946 thousand (3.4%) compared to the first six months of 2011, increasing from $27.7 million in 2011 to $28.6 million in 2012.  The increase in net interest income on a fully tax-equivalent basis resulted from a decrease in interest expense of $1.3 million (19.5%) and a decrease in interest income on a fully tax-equivalent basis of $344 thousand (1.0%).  Interest expense decreased mainly due to a decrease in the cost of these liabilities of 18 basis points, which accounted for a drop of $982 thousand in interest expense.  Average interest-bearing liabilities also decreased between the two dates by $36.7 million (2.9%), which accounted for a drop of $308 thousand in interest expense.  Interest income on a fully tax-equivalent basis decreased mainly due to a decrease in the yield on interest-earning assets of 10 basis points, accounting for a decrease in interest income on a fully tax-equivalent basis of $1.1 million.  This was partially offset by an increase in average interest-earning assets of $13.0 million (0.9%), which accounted for an increase in interest income on a fully tax-equivalent basis of $755 thousand.  The net interest margin expressed on a fully tax-equivalent basis increased 8 basis points to 3.91% for the first six months of 2012 from 3.83% for the first six months of 2011.
The following table reconciles net interest income on a fully tax-equivalent basis for the periods presented.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net interest income	$14,108	$13,849	$28,390	$27,299
Tax-equivalent adjustment to net interest income	105	179	211	356
Net interest income, fully tax-equivalent basis	$14,213	$14,028	$28,601	$27,655

Volume, Mix and Rate Analysis of Net Interest Income. The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense between the three and six months ended June 30, 2012 and 2011. Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate), (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume) and (iii) changes attributable to changes in rate/volume (changes in interest rate times changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Compared to 2011			2012 Compared to 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands
Interest-earning Assets:
Loans	$704	$(649)	$55	$1,275	$(780)	$495
Taxable investment securities	37	(290)	(253)	29	(486)	(457)
Investment securities exempt from federal income taxes(1)	(270)	75	(195)	(525)	142	(383)
Federal funds sold	(1)	18	17	19	31	50
Other interest bearing deposits	(19)	(9)	(28)	(31)	(11)	(42)
Investment in unconsolidated trust subsidiaries	-	(1)	(1)	-	(6)	(6)
Equity investments that do not have readily determinable fair values	(6)	5	(1)	(12)	11	(1)
Total increase (decrease) in interest income	$445	$(851)	$(406)	$755	$(1,099)	$(344)
Interest-bearing Liabilities:
Now deposits	$-	$2	$2	$5	$23	$28
Money market deposits	1	(9)	(8)	(2)	(17)	(19)
Savings deposits	(2)	(1)	(3)	(1)	1	-
Time deposits over $100,000	(91)	(150)	(241)	(197)	(356)	(553)
Time deposits under $100,000	(15)	(140)	(155)	(38)	(305)	(343)
Short-term borrowings	(32)	(32)	(64)	(52)	(52)	(104)
Long-term borrowings	-	-	-	(23)	(2)	(25)
Long-term capital lease obligations	-	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	-	(122)	(122)	-	(274)	(274)
Total (decrease) increase in interest expense	$(139)	$(452)	$(591)	$(308)	$(982)	$(1,290)
Increase (decrease) in net interest income	$584	$(399)	$185	$1,063	$(117)	$946

____________________

(1)	Non-taxable investment income is presented on a fully tax-equivalent basis, adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Other Income. Changes in other income between the three and six months ended June 30, 2012 and 2011 were as follows:
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Net difference	2012	2011	Net difference
				(In thousands)
Other income:
Mortgage loan servicing fees	$645	$665	$(20)	$1,291	$1,332	$(41)
Trust and investment services fees	523	501	22	1,020	961	59
Loan and other fees	923	898	25	1,755	1,711	44
Service charges on deposits	407	429	(22)	788	812	(24)
Net gain on sale of loans	1,936	459	1,477	3,622	1,739	1,883
Net gain on sale of securities	-	25	(25)	-	196	(196)
Title insurance premiums	285	141	144	541	305	236
(Loss) on venture capital investments	(4)	-	(4)	(233)	(225)	(8)
Other operating income	211	105	106	358	209	149
	$4,926	$3,223	$1,703	$9,142	$7,040	$2,102

In the second quarter of 2012, other income increased from the second quarter of 2011 by $1.7 million (52.8%), from $3.2 million in 2011 to $4.9 million in 2012.  Net gain on the sale of loans increased $1.5 million (321.8%) primarily due to an increase in the volume of loans sold from the second quarter of 2011 to the second quarter of 2012, as well as an increased premium received per loan.  There was also an increase in title insurance premiums of $144 thousand (102.1%) from the second quarter of 2011 to the second quarter of 2012 due to an increase in the volume of policies underwritten.
In the first six months of 2012, other income increased from the first six months of 2011 by $2.1 million (29.9%), from $7.0 million in 2011 to $9.1 million in 2012.  Net gain on the sale of loans increased $1.9 million (108.3%) primarily due to an increase in the volume of loans sold from the first six months of 2011 to the first six months of 2012, as well as an increased premium received per loan.  There was also an increase in title insurance premiums of $236 thousand (77.4%) from the first six months of 2011 to the first six months of 2012 due to an increase in the volume of policies underwritten.  Both the increase in the volume of loans sold and the increase in title insurance policies written were due to an increase in refinance activity, driven by historically low interest rates.  These items were partially offset by a decrease in the gain in the sale of securities of $196 thousand (there were no such gains in the first six months of 2012 as no securities were sold during that period).

Other Expenses. Changes in other expenses between the three and six months ended June 30, 2012 and 2011 were as follows:
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Net difference	2012	2011	Net difference
	(In thousands)
Other expenses:
Salaries and employee benefits	$5,787	$5,457	$330	$11,994	$10,958	$1,036
Occupancy	1,020	951	69	1,984	1,885	99
Data processing	819	932	(113)	1,749	1,720	29
Marketing	409	313	96	807	768	39
Amortization and valuation of mortgage servicing rights	1,195	501	694	1,028	804	224
Amortization and valuation of other intangible assets	-	163	(163)	-	326	(326)
Supplies	175	145	30	374	506	(132)
Loss on sale of other real estate owned	668	1,673	(1,005)	1,628	2,331	(703)
Postage	170	180	(10)	395	357	38
Bankcard and ATM network fees	401	374	27	755	717	38
Legal, professional and accounting fees	892	925	(33)	1,755	1,650	105
FDIC insurance premiums	503	748	(245)	1,003	1,509	(506)
Collection expenses	358	547	(189)	1,096	981	115
Repossession and fraud losses	30	165	(135)	62	217	(155)
Other	737	653	84	836	1,691	(855)
	$13,164	$13,727	$(563)	$25,466	$26,420	$(954)

For the second quarter of 2012, other expenses decreased $563 thousand (4.1%), decreasing to $13.2 million from $13.7 million in the second quarter of 2011.  Loss on sale of other real estate owned decreased $1.0 million (60.1%) primarily due to lower losses on other real estate sold during the two periods.  There was also a decrease in FDIC insurance premiums between the two periods of $245 thousand (32.8%), primarily due to a decrease in the assessment rate used by the FDIC to calculate the Bank's premiums due to an increase in the Bank's capital ratios.  There was also a decrease in collection expenses of $189 thousand primarily due to a decrease in expenses associated with the management of foreclosed assets, due to a lower volume of foreclosed assets being managed during the bulk of the quarter.  There was a large number of foreclosed assets acquired at the end of the quarter, so this decrease is not expected to continue.  These items were partially offset by an increase in the amortization and valuation of mortgage servicing rights of $694 thousand (138.5%), primarily due to an increase in the valuation allowance on mortgage servicing rights during 2012.  There was also an increase in salaries and employee benefits of $330 thousand (6.0%), mainly due to the hiring of additional staff between the two periods as well as merit increases in pay.
For the first six months of 2012, other expenses decreased $954 thousand (3.6%), decreasing to $26.4 million from $25.5 million in the first six months of 2011.  Other non-interest expenses decreased $855 thousand (50.6%) mainly due a change in the expenses associated with the valuation of interest rate contracts (See Item 1, Financial Statements-Note 15, Derivative Financial Instruments in this Form 10-Q for more details).  Loss on sale of other real estate owned decreased $703 thousand (30.2%) primarily due to lower losses on other real estate sold during the two periods.  There was also a decrease in FDIC insurance premiums between the two periods of $506 thousand (33.5%), primarily due to a decrease in the assessment rate used by the FDIC to calculate the Bank's premiums due to an increase in the Bank's capital ratios.  Partially offsetting these items was an increase in salaries and employee benefits of $1.0 million (9.5%) mainly due to the hiring of additional staff between the two periods as well as merit increases in pay.

Income Taxes. In the second quarter of 2012, provision for income tax expense decreased $2.1 million (459.5%) from the second quarter of 2011, from a provision of $447 thousand 2011 to a benefit of $1.6 million in 2012.  This was primarily due to a pretax loss in the second quarter of 2012 compared to pretax earnings the second quarter of 2011.  The effective tax rate increased from 36.8% to 41.4% between the two periods.  The main reason for this increase in effective tax rate was due to a decrease in tax-exempt income from 2011 to 2012.
In the first six months of 2012, provision for income tax expense decreased $1.5 million (103.0%) from the first six months of 2011, from a provision of $1.5 million in 2011 to a benefit of $45 thousand in 2012.  This was primarily due to lower pretax earnings in the first six months of 2012 compared to the second quarter of 2011.  The effective tax rate decreased from 34.2% to 23.4% between the two periods.  The main reason for this decrease in effective tax rate was due to an increase in income tax credits used in 2012 compared to 2011, which represented a greater percentage of net income (loss) before taxes in 2012 than in 2011.
Financial Condition
General. Total assets at June 30, 2012, were $1.5 billion, an increase of $21.0 million (1.4%) from December 31, 2011.  Cash and cash equivalents increased $25.5 million (30.8%), other real estate owned increased $16.1 million (113.6%) and investment securities increased $8.5 million (5.8%).  Partially offsetting these increases were decreases in loans held for sale of $13.7 million (60.6%) and a decrease in net loans of $13.8 million (1.2%).  Much of this increase in total assets corresponded with an increase in deposits of $23.4 million (1.8%).  Total liabilities increased $22.7 million (1.6%) during the first six months of 2012, largely due to this increase in total deposits.  Stockholders' equity (including stock owned by the ESOP) decreased by $1.4 million (1.1%) mainly due to a decrease in retained earnings, less common and preferred dividends declared.
Investment Securities. The primary purposes of the investment portfolio are to provide a source of earnings for the purpose of managing liquidity, to provide collateral to pledge against public deposits and to manage interest rate risk.  In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Liquidity and Sources of Capital" below and "Asset Liability Management" under Item 3 of this Form 10-Q.

The following tables set forth the amortized cost and fair value of the Company's securities by accounting classification category and by type of security as indicated.
	At June 30, 2012		At December 31, 2011		At June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$79,430	$79,617	$60,350	$60,575	$50,784	$51,005
States and political subdivisions	5,598	5,645	5,960	6,030	22,433	23,162
Residential mortgage-backed securities	58,577	58,116	68,632	68,106	68,619	69,102
Total securities available for sale	$143,605	$143,378	$134,942	$134,711	$141,836	$143,269
Securities Held to Maturity
States and political subdivisions	$10,611	$12,268	$10,779	$11,879	$10,945	$11,216
Total securities held to maturity	$10,611	$12,268	$10,779	$11,879	$10,945	$11,216
Other securities:
Non-marketable equity securities (including FRB and FHLB stock)	$7,300	$7,300	$7,997	$7,997	$7,580	$7,580
Investment in unconsolidated trusts	1,116	1,116	1,116	1,116	1,116	1,116
Total other securities	$8,416	$8,416	$9,113	$9,113	$8,696	$8,696

The Company had a total of $58.6 million in amortized value of residential Mortgage Backed Securities (MBSs) as of June 30, 2012.  Four of these MBSs, representing $2.8 million,  were private label issues that were considered below "Investment Grade" (below a rating of "BBB") as of June 30, 2012.  These investment securities were classified as "substandard" and were analyzed for impairment.  None were deemed other than temporarily impaired, and therefore no valuation allowance was established.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  At the time of purchase and on a monthly basis, the Company reviews all of these MBS securities for impairment on an other-than-temporary basis.  As of June 30, 2012, none of these securities were deemed to have other than temporary impairment. The Company continues to closely monitor the performance and ratings of these securities.
Loan Portfolio. The following tables set forth the composition of the loan portfolio:
	At June 30, 2012		At December 31, 2011		At June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$169,543	14.11%	$163,115	13.39%	$157,072	13.11%
Commercial real estate	456,106	37.94	448,991	36.84	433,148	36.15
Residential real estate	382,443	31.82	385,404	31.63	397,860	33.21
Construction real estate	132,326	11.01	161,803	13.28	163,159	13.62
Installment and other	61,577	5.12	59,257	4.86	46,894	3.91
Total loans	1,201,995	100.00	1,218,570	100.00	1,198,133	100.00
Unearned income	(2,751)		(2,713)		(2,306)
Gross loans	1,199,244		1,215,857		1,195,827
Allowance for loan losses	(25,071)		(27,909)		(27,543)
Net loans	$1,174,173		$1,187,948		$1,168,284

Total loans decreased $16.6 million (1.4%) from December 31, 2011 to June 30, 2012, remaining at $1.2 billion.  The decrease was primarily in the construction real estate and residential real estate loan portfolios, which was partially offset by increases in the commercial real estate, commercial non-real estate and installment and other portfolios.  Specific risks inherent in the large concentrations of real estate loans are discussed in Item 1A of Part I of the Company's Form 10-K for the year ending December 31, 2011 filed with the SEC on March 15, 2012.
Asset Quality. The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated:
	At June 30,	At December 31,	At June 30,
	2012	2011	2011
	(Dollars in thousands)
Non-accruing loans	$46,151	$59,469	$57,818
Loans 90 days or more past due, still accruing interest	-	-	-
Total non-performing loans	46,151	59,469	57,818
Other real estate owned	30,199	14,139	13,976
Other repossessed assets	594	511	1,153
Total non-performing assets	$76,944	$74,119	$72,947
Restructured loans, still accruing interest	11,628	11,220	8,918
Total non-performing loans to total loans	3.84%	4.88%	4.83%
Allowance for loan losses to non-performing loans	53.31%	46.93%	47.64%
Total non-performing assets to total assets	4.98%	4.87%	4.70%

At June 30, 2012, total non-performing assets increased $2.8 million (3.8%) to $76.9 million from $74.1 million at December 31, 2011, primarily due to an increase in other real estate owned of $16.1 million (113.6%), which was partially offset by a decrease in non-accruing loans of $13.3 million (22.4%).  Non-accruing loans decreased mainly due to four construction loans (representing three relationships) being transferred to other real estate owned.  The increase in other real estate owned was primarily due to the transfer of these construction properties from non-accrual loans.  Loans with specifically identified reserves as of June 30, 2012 totaled $10.0 million, with a specific portion of the allowance for loan losses allocated to cover these estimated losses of $2.1 million.  As of June 30, 2012, substantially all collateral-dependent impaired loans have been charged down to the value of the collateral, as determined by the Bank.  For further information, please see discussion in "Critical Accounting Policies -Allowance for Loan Losses" and "Results of Operations Income Statement Analysis" above.
Restructured loans are defined as those loans whose terms have been modified, because of a deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal; regardless of whether (i) such loans are secured or unsecured, (ii) such credits are guaranteed by the government or others, and (iii) of the effective interest rate on such credits.  Such a loan is considered restructured until paid in full.  However, a loan that is restructured with an interest rate similar to current market interest rates and is in compliance with the modified terms need not be reported as restructured beginning the year after the year in which it was restructured.  Total loans which were considered restructured as of June 30, 2012 and December 31, 2011 were $17.8 million and $14.2 million, respectively.  Of these, as of June 30, 2012, $11.6 million are still performing in accordance with modified terms and are considered performing loans.

Allowance for Loan Losses. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company's financial condition and results of operations.  As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  For further information, please see discussion in "Critical Accounting Policies -Allowance for Loan Losses."
The following table presents an analysis of the allowance for loan losses for the periods presented.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$27,262	$28,384	$27,909	$28,722
Provision for loan losses	9,755	2,129	11,874	3,579
Total charge-offs	(12,391)	(3,144)	(15,321)	(5,166)
Total recoveries	445	174	609	408
Net charge-offs	(11,946)	(2,970)	(14,712)	(4,758)
Balance at end of period	$25,071	$27,543	$25,071	$27,543

Gross loans at end of period	$1,199,244	$1,195,827	$1,199,244	$1,195,827
Ratio of allowance to total loans	2.09%	2.30%	2.09%	2.30%
Ratio of net charge-offs to average loans(1)	3.89%	1.01%	2.39%	0.81%
____________________

(1)	Net charge-offs are annualized for the purposes of this calculation.

During the second quarter of 2012, the Company had 4 large charge-offs totaling $9.0 million. The following summarizes these charge-offs:
The Company has several loans to an individual and to several companies owned by this individual in the amount of $4.4 million.  These loans were classified as pass with no impairment as of December 31, 2011.  During the second quarter of 2012, these loans were reviewed and based on that review a charge off of $3.6 million was recorded.
The Company has a loan that was classified as impaired at June 30, 2012 and December 31, 2011.  The loan was originated in 2006 to finance the construction of a 146 unit retirement facility in Santa Fe.  During 2011, the borrower filed a voluntary Chapter 11 bankruptcy.  The borrower is seeking a purchaser for the property. During the second quarter, the Company obtained an updated appraisal that indicated a collateral value of $18.5 million as compared to the previous appraisal value of $24.6 million.  As a result of the updated appraisal, the Company recorded a charge-off of $3.2 million.  While the Company currently believes the recorded investment in this loan is supported by market conditions and the most recently available appraisal, the value of the property remains at risk to fluctuations from the commercial real estate market and if the market valuations trend downward, losses on the loan may be material.
The Company has a loan to an individual in the amount of $3.2 million that was classified as impaired at June 30, 2012 and December 31, 2011.  The loan was secured by stock of an underlying entity and during the second quarter of 2012, the underlying entity entered into an agreement to sell the entity.  Based on the revised fair value of the stock securing the loan, the Company recorded a charge-off in the amount of $1.1 million during the second quarter of 2012.

The Company had loans to a developer in the amount of $4.8 million that were classified as special mention with no impairment identified as of December 31, 2011.  During the second quarter of 2012, the borrower approached the bank to offer to surrender the collateral in lieu of foreclosure and negotiate resolution of the deficiency between the collateral and amount borrowed.  As a result, the bank transferred $3.8 million to other real estate owned and recorded a charge-off of $1.0 million.
For the two loan relationships noted above that were not previously identified as impaired and other smaller dollar loans that were downgraded during the second quarter, the Company analyzed to determine if internal controls were operating effectively to timely identify loans for grading and valuation purposes.  Following an internal review, the Company determined that controls were not operating effectively.  For more information on this matter and remediation plans, please see Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures.  While no underwriting policy changes are expected from these findings, the Company plans to enhance controls with respect to identification and valuation of impaired loans.
Net charge-offs for the three months ended June 30, 2012 totaled $11.9 million, an increase of $8.9 million (302.2%), from $3.0 million for the three months ended June 30, 2011.  The majority of the net charge-offs were commercial non-real estate ($4.2 million), commercial real estate ($3.5 million) and construction real estate ($2.0 million).  The increase in net charge-offs for the second quarter of 2012 compared to the same period in 2011 was primarily due to an increase in net charge-offs in the commercial non-real estate portfolio of $3.6 million and an increase in net charge-offs in the commercial real estate portfolio of $3.3 million.  The increase in net charge-offs during the period was primarily due to the four loan relationships noted above.  The provision for loan losses increased $7.6 million (358.2%) based upon management's estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in "Critical Accounting Policies -Allowance for Loan Losses" above.
Net charge-offs for the six months ended June 30, 2012 totaled $14.7 million, an increase of $9.9 million (209.2%), from $4.8 million for the six months ended June 30, 2011.  The majority of the net charge-offs were commercial non-real estate ($4.5 million), commercial real estate ($3.5 million) and construction real estate ($2.9 million).  The increase in net charge-offs for the first six months of 2012 compared to the same period in 2011 was primarily due to an increase in net charge-offs in the commercial non-real estate portfolio of $3.6 million and an increase in net charge-offs in the commercial real estate portfolio of $3.2 million.  The increase in net charge-offs during the period was primarily due to the four loan relationships noted above.  The provision for loan losses increased $7.8 million (218.7%) based upon management's estimate of the adequacy of the reserve for loan losses.  For further information, please see discussion in "Critical Accounting Policies -Allowance for Loan Losses" above.
The following table sets forth the allocation of the allowance for loan losses in each loan category for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	At June 30, 2012		At December 31, 2011		At June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$5,135	14.11%	$3,949	13.39%	$5,207	13.11%
Commercial and residential real estate	12,720	69.76	13,735	68.47	12,182	69.36
Construction real estate	4,181	11.01	5,984	13.28	6,251	13.62
Installment and other	3,035	5.12	4,067	4.86	3,903	3.91
Unallocated	-	N/A	174	N/A	-	N/A
Total	$25,071	100.00%	$27,909	100.00%	$27,543	100.00%

The allowance for loan losses decreased $2.8 million (10.2%) from December 31, 2011 to June 30, 2012.  This was mainly due to a decrease in the portion allocated to construction real estate loans, a decrease in the portion allocated to commercial and residential real estate loans and a decrease in the portion allocated to installment and other loans.  The allocation for construction real estate loans decreased $1.8 million (30.1%) mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $986 thousand and a decrease in the allocation for qualitative factors of $843 thousand.  The allocation for commercial and residential real estate loans decreased $1.0 million (7.4%) mainly due to a decrease in the allocation for historical loss experience (based on regression analysis of $963 thousand and a decrease in the allocation for qualitative factors of $915 thousand, which was partially offset by an increase in the allocation for specifically identified losses of $863 thousand.  The allocation for installment and other loans decreased $1.0 million (25.4%), mainly due to a decrease in the allocation for historical loss experience (based on regression analysis) of $1.3 million, which was partially offset in the allocation for qualitative factors of $249 thousand.  These decreases were partially offset by an increase in the allocation for commercial non-real estate loans of $1.2 million (30.0%), mainly due to an increase in the allocation for historical loss experience of $609 thousand, an increase in specifically identified allocations of $377 thousand and an increase in the allocation for qualitative factors of $200 thousand.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  The impairment amount of the loan is equal to the recorded investment in the loan less the net fair value.  The Bank generally uses one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of a loan method.  The impairment amount above collateral value is charged to the allowance for loan and lease losses in the quarter it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of June 30, 2012 were $52.3 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs, so there are no specifically identified losses allocated in the allowance for loan losses.  Impaired loans valued at the present value of expected future cash flows had a total of $2.1 million allocated in the allowance for loan losses as of June 30, 2012.
The Bank anticipates the volume of outstanding commercial real estate and construction loans to remain relatively unchanged in accordance with the Bank's established policy.  Overall, management's outlook for the New Mexico economy for 2012 is expected to be a slow recovery.  New Mexico's unemployment rate fell to 6.5% in June, down from 6.7% in May.  In the twelve months ended June 30, the state lost 1,700 jobs for a negative 0.2% growth rate.  The growth rate for 2012 is expected to peak at 1%, and accelerate modestly to 1.5% from 2013-2016.  Housing construction overall has remained depressed throughout 2011 and is expected to recover only slightly by the end of 2012.
Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, as indicated above.  Although the Company believes the allowance for loan losses is sufficient to cover probable incurred losses in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At Board of Directors meetings each quarter, a list of total adversely classified assets is presented showing OREO, other repossessed assets, and all loans listed as "Substandard," "Doubtful" and "Loss."  All non-accrual loans are classed either as "Substandard" or "Doubtful" and are thus included in total adversely classified assets.  A separate watch list of loans classified as "Special Mention" is also presented.  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets have well-defined weaknesses that jeopardize liquidation of the debt and there is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard, but weaknesses are so pronounced that collection or liquidation is highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets worthy of charge-off. Special Mention Assets are those that have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date.
The Company's determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by the Bank's primary regulators, which can order the establishment of additional general or specific loss allowances.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable incurred loan losses.  The Company analyzes its process regularly with modifications made as necessary and reports those results quarterly at Board of Directors meetings.  However, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.
The following table shows the amounts of adversely classified assets and special mention loans (not already counted in non-performing loans above) as of the periods indicated.
	At June 30, 2012	At December 31, 2011	At June 30, 2011
	(In thousands)
Performing loans classified as:
Substandard	$19,308	$23,365	$16,433
Doubtful	4,166	-	-
Total performing adversely classified loans	$23,474	$23,365	$16,433
Special mention loans	$9,377	$14,139	$1,641
Total performing adversely classified loans decreased $109 thousand (0.5%) from December 31, 2011 to June 30, 2012.  Special mention loans decreased $4.8 million (33.7%) between December 31, 2011 and June 30, 2012, primarily due to the downgrading of two special mention construction loans (representing a single relationship) that were subsequently placed in other real estate owned.

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
Sources of Funds
Liquidity and Sources of Capital
The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $29.2 million and $36.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively, a decrease in cash provided of $7.0 million between the two periods.  This decrease was primarily due to an increase in the cash used in the origination of loans held for sale of $81.9 million, which was partially offset by an increase in the cash provided by the sale of loans held for sale of $75.1 million.  Net cash (used in) provided by investing activities was $(25.1) million and $13.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.  The $38.6 million decrease in cash provided by investing activities was largely due to an increase in the cash used in the purchasing of investment securities of $21.3 million, a decrease in cash provided by the sale of investment securities of $7.1 million, an increase in the cash used in the funding of loans (net of repayments) of $7.0 million and a decrease in the cash provided by the sale of other real estate owned by $2.9 million.  Net cash provided by (used in) financing activities was $21.4 million and $(13.7) million for the six months ended June 30, 2012 and June 30, 2011, respectively.  The $35.1 million increase in cash provided by financing activities, between June 30, 2011 and June 30, 2012, was mainly due to an increase in cash provided by deposits of $34.0 million.
The most significant change in deposits from December 31, 2011 to June 30, 2012 occurred in MMDA accounts (increasing $139.9 million), which was offset by decreases in NOW accounts ($87.5 million), demand deposits ($42.6 million), time deposits over $100,000 ($2.5 million) and other time deposits ($2.0 million).  Savings deposits also increased by $18.1 million.
In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have borrowed at various points of time $50.0 million for a short period (15 to 60 days) from these banks on a collective basis.  Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future.  Additionally, we are a member of the FHLB and, as of June 30, 2012, we had the ability to borrow from the FHLB up to a total of $350.8 million in additional funds.  We also may borrow through the Federal Reserve Bank's discount window up to a total of $124.2 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.
At June 30, 2012, Trinity's total risk-based capital ratio was 14.73%, the Tier 1 capital to risk-weighted assets ratio was 13.47%, and the Tier 1 capital to adjusted average assets ratio was 10.37%.  At December 31, 2011, Trinity's total risk-based capital ratio was 14.72%, the Tier 1 capital to risk-weighted assets ratio was 13.46%, and the Tier 1 capital to average assets ratio was 10.68%.
At June 30, 2012, the Bank's total risk-based capital ratio was 14.35%, the Tier 1 capital to risk-weighted assets ratio was 13.09%, and the Tier 1 capital to adjusted average assets ratio was 10.07%.  At December 31, 2011, the Bank's total risk-based capital ratio was 14.32%, the Tier 1 capital to risk-weighted assets ratio was 13.05%, and the Tier 1 capital to adjusted average assets ratio was 10.36%.  The Bank exceeded the general minimum regulatory requirements to be considered "well-capitalized" under Federal Deposit Insurance Corporation regulations at June 30, 2012 and December 31, 2011.
The OCC and the other federal bank regulatory agencies recently issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III").  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations").  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement.  The proposed rules also limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in during the phase-in period (January 1, 2013 through January 1, 2019).  As of June 30, 2012, 100% of trust preferred securities qualify as Tier 1 capital.  Under the proposal, inclusion of trust preferred securities is expected to be phased out during the phase-in period.
At June 30, 2012 and December 31, 2011, Trinity's book value per common share was $13.71 and $13.98, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset Liability Management
Our net interest income is subject to "interest rate risk" to the extent that it can vary based on changes in the general level of interest rates.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk.
Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity "gap."  An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income.  Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.
The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  These tables are intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.  Therefore, the table is calculated assuming that these accounts will reprice based upon an historical analysis of decay rates of these particular accounts, with repricing assigned to these accounts from 1 to 10 months.

	Time to Maturity or Repricing
As of June 30, 2012:	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$566,738	$380,844	$195,198	$56,464	$1,199,244
Loans held for sale	8,895	-	-	-	8,895
Investment securities	19,075	26,140	69,467	43,051	157,733
Securities purchased under agreements to resell	3,249	-	-	-	3,249
Interest-bearing deposits with banks	84,702	992	992	-	86,686
Investment in unconsolidated trusts	496	-	-	620	1,116
Total interest-earning assets	$683,155	$407,976	$265,657	$100,135	$1,456,923

Interest-bearing Liabilities:
NOW deposits	$38,344	$70,807	$-	$-	$109,151
Money market deposits	105,048	182,060	-	-	287,108
Savings deposits	134,104	192,071	-	-	326,175
Time deposits over $100,000	49,403	118,939	92,133	12,235	272,710
Time deposits under $100,000	40,925	109,642	47,262	2,838	200,667
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligations	-	-	2,211	-	2,211
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$384,320	$673,519	$161,606	$37,993	$1,257,438
Rate sensitive assets (RSA)	$683,155	$1,091,131	$1,356,788	$1,456,923	1,456,923
Rate sensitive liabilities (RSL)	384,320	1,057,839	1,219,445	1,257,438	1,257,438
Cumulative GAP (GAP=RSA-RSL)	298,835	33,292	137,343	199,485	199,485
RSA/Total assets	44.21%	70.62%	87.81%	94.29%	94.29%
RSL/Total assets	24.87%	68.46%	78.92%	81.38%	81.38%
GAP/Total assets	19.34%	2.15%	8.89%	12.91%	12.91%
GAP/RSA	43.74%	3.05%	10.12%	13.69%	13.69%
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

Based on simulation modeling at June 30, 2012 and December 31, 2011, our net interest income would change over a one-year time period due to changes in interest rates as follows:
Change in Net Interest Income over One Year Horizon

	At June 30, 2012		At December 31, 2011
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(4,473)	(8.61)%	$(4,272)	(7.82)%
+1.00	(4,130)	(7.95)	(3,502)	(6.41)
(1.00)	94	0.18	16	0.03
(2.00)	83	0.16	5	0.01

Our simulations used assume the following:
1.	Changes in interest rates are immediate.

2.
It is our policy that interest rate exposure due to a 2% interest rate rise or fall be limited to 15% of our annual net interest income, as forecasted by the simulation model.  As demonstrated by the table above, our interest rate risk exposure was within this policy at June 30, 2012.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
During the second quarter, the Company concluded that it had a material weakness in its internal controls over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, the Company identified certain loans that were downgraded and/or required additional allowance for loan losses allocated to those loans.  Upon further analysis, the Company determined that controls were not operating effectively with respect to identification and impairment of certain loans.  The result of these grading changes included loans that received downgrades of at least 2 categories or required allowances to be allocated that were previously considered to be pass rated loans.  Some, but not all, of these allocations were also charged-off during the quarter.  The financial performance included in this Form 10-Q reflects the matters identified as part of the material weakness.
This material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses reflected in our operations reported as of June 30, 2012.
The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

1)Additional training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to credit administration on a timely basis;
2)Additional training of lending and credit personnel to ensure that impaired loans are measured in accordance with accounting guidance ASC 310-Receivables;
3)Ensuring via review by qualified senior management that management's assessment of loans requiring impairment analysis and  valuations of those loans in accordance with ASC 310 is supported by comprehensive documentation and appropriate skepticism;
4)Documenting of processes and procedures, along with appropriate additional training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively.

In addition to the above preliminary steps, the Company plans to increase its internal control testing over these areas and will increase the Company's external loan review sample.
The remediation plans identified above were still in progress as of August 9, 2012.  Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting.
With the exception of the matter noted above, there have been no changes to the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries were not involved in any pending legal proceedings, other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, would be material to the Company's consolidated financial condition.
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the risk factors disclosed in Item 1A to Part I of Trinity's Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.  There have been no material changes to the risk factors set forth in the Company's Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2012, we made no repurchases or unregistered sales of any class of our equity securities.
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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six  months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Financial Statements.  This data shall be filed within 30 days of the initial filing of this Form 10-Q.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRINITY CAPITAL CORPORATION

Date: August 9, 2012	By:	/s/William C. Enloe
William C. Enloe
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/Daniel R. Bartholomew
Daniel R. Bartholomew
Chief Financial Officer