Form 10-Q/A
period 2012-06-30
TRINITY CAPITAL CORP
filed 2012-09-07
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Trinity Capital Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 for the purpose of attaching full XBRL data files to the report.
Except as described above, no other changes have been made to the Form 10-Q or the Quarterly Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-Q. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2012. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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
TRINITY CAPITAL CORPORATION

Date: September 7, 2012	By:	_______________________________________________
William C. Enloe
President and Chief Executive Officer

Date: September 7, 2012	By:
Daniel R. Bartholomew
Chief Financial Officer