Form 10-K
period 2013-12-31
TRINITY CAPITAL CORP
filed 2014-12-12
CIK 99771

As filed with the Securities and Exchange Commission on December 12, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, no par value per share
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
☐  Yes    ☒  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐   Yes    ☒ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes   ☒  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter,  was approximately $32,161,000  (based on the last sale price of the Common Stock at June 30, 2013 of $5.00 per share).

As of December 12, 2014, there were 6,453,049 shares of Common Stock outstanding.

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we,” “our,” “Trinity” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains forward looking statements of the Company and its management within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update or revise any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed under “Risk Factors” and elsewhere in this report.  In addition to the risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I

Item 1.	Business.

Explanatory Note

This Annual Report on Form 10-K is the Company’s first report since the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.  This report contains: (i) the restatement of the Company’s consolidated financial data for the year ended December 31, 2011 and the consolidated financial information for the quarterly periods ended June 30, 2012 and March 31, 2012 (the “Restated Periods”); (ii) the selected consolidated financial data for the years ended December 31, 2013, 2012, 2011 (restated), 2010 (restated, unaudited), and 2009 (restated, unaudited), required pursuant to Item 6 of the Form 10-K; (iii) the consolidated financial information as of and for the quarterly periods ended September 30, 2013, June 30, 2013, March 31, 2013 and September 30, 2012, which have not been filed with the Securities and Exchange Commission (the “SEC”); and (iv) the consolidated  financial statements as of and for the years ended December 31, 2013 and 2012, which have not been filed with the SEC.  As disclosed in the Company’s Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014, these restatements are the result of the need to correct certain misstatements related to the Company’s allowance for loan losses, carrying value of other real estate owned (“OREO”), and loan credit quality disclosures. Adjustments to the aforementioned items resulted in changes to interest income recognized and the ultimate tax effect of the cumulative adjustments.  The effect of the restatement is discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8.

Subsequent to the issuance of the Company’s June 30, 2012 consolidated financial information on Form 10-Q, the Company’s management determined that Los Alamos National Bank, the Company’s wholly-owned bank subsidiary (the “Bank”), had not properly recognized certain losses and risks inherent in its loan portfolio on a timely basis.  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.  This evaluation was made following findings from the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), during its annual safety and soundness examination in 2012.  The findings of this examination led to a Formal Agreement between the Bank and the OCC (the “Formal Agreement”).  A copy of this Formal Agreement was filed with the Company’s Form 8-K Current Report on December 6, 2012.

As discussed in more detail in Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, there were several causes for the misstatements in the Company’s financial statements connected to material weaknesses in our internal control over financial reporting dating to 2006.  The Company’s controls did not prevent certain members of management from overriding controls and, through their words and actions, communicating that certain controls, compliance with regulatory requirements, and audit and examination requirements were less important than business goals.  On certain occasions, efforts were made to assist borrowers experiencing financial difficulties preempting compliance with lending policies and internal controls.  The tone set and override of controls by certain management led to weaknesses in the controls over the allowance for loan losses, which resulted in misstatement of balances.  The analyses of loans and relationships of different borrowers were not always completed timely, which created a risk that loans with deteriorated credit quality were not identified in a timely manner. Additional methods for identifying deteriorating credits were often dependent on the decision of individual loan officers who, at times, failed to disclose the condition of the credits.  On some occasions, independent appraisals were not obtained timely and adverse appraisals were not adequately considered in assessing the need for grade changes or loss recognition. The loan review process did not identify the control issues because, on certain occasions, under the direction of certain management, the scope was limited or information provided to reviewing parties was incomplete.  Finally, the reporting structure and internal weaknesses in the Internal Audit Department prevented it from effectively performing its function. While the Internal Audit Department was structured to report directly to the Audit Committee, in practice the Internal Audit Department reported through management to the Audit Committee. Internal weaknesses in the processes, documentation and expertise of the Internal Audit Department contributed to the lack of identification of these issues. Additional control weaknesses existed in the processes and procedures for compiling and reporting of financial information including taxes.

As a result of these control weaknesses, certain risks were not properly recognized on a timely basis, certain loans were not downgraded on a timely basis and troubled debt restructure (“TDR”) status was not recognized when appropriate.  Therefore, certain loans were not taken off accrual timely or were not subject to an adequate impairment analysis.  These loans were not written down on a timely basis, and consequently the Bank’s allowance for loan losses was inadequate once these risks and losses were recognized in the proper periods.  This resulted in an overstatement of the Company’s net income in the affected periods.  Additionally, the carrying value of certain OREO properties was also determined to be overstated.  Retained earnings as of December 31, 2010, the accompanying 2011 consolidated financial statements and quarterly consolidated financial information for June 30, 2012 and March 31, 2012 included in this Annual Report on Form 10-K have been restated from the amounts previously reported to correct the accounting for the impact of adjustments resulting from these impaired loans and the related interest.

After considering the effects of the above matters, the Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010 and determined that it was no longer more likely than not it would realize its deferred tax assets.  Accordingly, a valuation allowance was recorded as of December 31, 2011.

We assessed the impact of these misstatements and concluded that they were material, in the aggregate, to the consolidated financial position and results of operations for the Restated Periods. Consequently, we have restated these historical financial results in this Annual Report on Form 10-K.  Because these adjustments were treated as corrections to prior period financial results, the adjustments are considered to be a restatement under generally accepted accounting principles in the United States of America (“GAAP”).  Accordingly, the consolidated financial information included in this Annual Report on Form 10-K has been identified as “restated.” Our independent registered public accounting firm, Moss Adams, LLP, withdrew its originally issued audit opinions for the years 2006 through 2011. The Company is not restating its financial information for any periods other than as indicated above because the Company believes that such financial information has become irrelevant, due to age, to the Company and its shareholders.

The following table summarizes the cumulative impact on net income (loss) and retained earnings through December 31, 2011.  See Note 24 to the consolidated financial statements for the impact on net income (loss) for the three months ended March 31, 2012 and June 30, 2012.

	As Restated For the Years Ended December 31,
	2011	2010 and Prior (Unaudited)	Total
	(In thousands)
Net income (loss), as previously reported	$7,089	N/A	N/A
Adjustments (pretax):
Interest income	(1,663)	$(792)	$(2,455)
Provision for loan losses	(22,316)	(15,208)	(37,524)
Noninterest expenses	123	264	387
Total Adjustments (pretax)	(23,856)	(15,736)	(39,592)
Tax effect of restatement adjustments	(7,976)	(6,943)	(14,919)
Deferred tax asset valuation allowance	14,617	-	14,617
Tax (expense) benefit of restatement adjustments	(6,641)	6,943	302
Total Net Adjustments	(30,497)	$(8,793)	$(39,290)
Net income (loss), as restated	$(23,408)	N/A	N/A

For more information regarding the impact on the Company’s financial results, refer to Part I, Item 1A, “Risk Factors;” Part II, Item 6, “Selected Financial Data;” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and to our consolidated financial statements included in Part II, Item 8, including Note 2, “Restatement of Previously Issued Financial Statements.” In addition, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006. Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, “Controls and Procedures.”

Trinity Capital Corporation

General. Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of the Bank and the sole stockholder of Title Guaranty & Insurance Company (“Title Guaranty”).  The Bank is the sole stockholder of TCC Advisors Corporation (“TCC Advisors”), LANB Investment Advisors, LLC, a New Mexico limited liability company (“LANB Investment Advisors”) as well as the sole stockholder of Finance New Mexico Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”).  The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds.  FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”), an entity created to fund loans and investments in a New Market Tax Credit project.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos has approximately 17,800 residents and enjoys worldwide recognition as the birthplace of the atomic bomb.  Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields.  As of December 31, 2013, the Laboratory employed (directly and indirectly) approximately 10,200 people, making it the largest employer in Los Alamos County.  The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

The primary business of Trinity is the operation of the Bank. The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and continues to expand its market share and customer base. The Bank is a full-service commercial banking institution with six bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust and investment services to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2013, the Bank had total assets of $1.5 billion, net loans of $1.0 billion and deposits (net of deposits of affiliates) of $1.4 billion.

The Bank had offices solely in Los Alamos County, from its founding in 1963 until 1999 when the Bank diversified and pursued growth opportunities in other areas of New Mexico.   In 1999, the Bank established its first office in Santa Fe, located 35 miles southeast of Los Alamos, and added a second office in 2004.    Trinity acquired a ground lease for additional land in Santa Fe, where a third Santa Fe office was opened in October 2009 to better serve its growing customer-base and attract new customers.  Based upon the Federal Deposit Insurance Corporation’s (the “FDIC”) Summary of Deposits (“SOD”) Report containing data as of June 30 of each year, the Bank has held the first or second largest share of deposits in Santa Fe County since 2007.  The Bank also expanded into Albuquerque, New Mexico in 2005.  Albuquerque is located approximately 100 miles southwest of Los Alamos.  The Bank expanded its charter at the end of 2007 to allow for the provision of full banking services out of its Albuquerque office.  In November 2011, the Bank opened an office in Albuquerque that offers full depository and lending services.  In May 2013, this full service office was moved to its present, larger facility to better serve our customers. A second office is currently maintained and houses loan production and support functions. According to the 2013 SOD, the Bank holds approximately 0.70% of the market in Bernalillo County, the primary home county of Albuquerque.

Trinity acquired Title Guaranty in 2000.  Title Guaranty was a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  In August 2012, Trinity sold substantially all of the assets of Title Guaranty and exited the title insurance line of business.  As of December 12, 2014, Title Guaranty existed as a subsidiary of Trinity with effectively no assets. Trinity is in the process of dissolving Title Guaranty.

The Bank created TCC Advisors in February 2006 to enable Trinity to manage certain assets. In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank's foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico, while seeking a sale of the property.  In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.  TCC Funds remains dormant with no planned use at this time.  In August 2008, the Bank invested in Cottonwood as a 26% member and had a 24% interest as of December 31, 2013. Cottonwood assists in the management of, and counsels, startup companies involved in technology transfer from research institutions in New Mexico, as well as establishing and managing venture funds.   Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.  In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV.  Both of these entities were created for the sole purpose of funding loans to, and investments in, a New Market Tax Credit project located in downtown Albuquerque, New Mexico.  In September 2010, the Bank invested in Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.  This entity is owned by the Bank (20%), Southwest Medical Ventures, Inc. (60%), and New Mexico Co-Investment Fund II, L.P. (20%).  SWMT is focused on assisting new medical and life science technologies to identify investment and financing opportunities.  The Bank initially formed LANB Investment Advisors in October 2012 to house a Registered Investment Advisor as part of its Trust and Investment Department operations and has remained dormant since its creation with no planned use at this time.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”). Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank.  In 2000, Trinity elected to become, and was approved as, a financial holding company, as defined in the BHCA, and purchased Title Guaranty.  Title Guaranty and the Bank are wholly-owned subsidiaries of Trinity. Trinity sold the assets of Title Guaranty in 2012 and is in the process of dissolving the entity.   Trinity elected to resume its status as a bank holding company in 2013 and is no longer a financial holding company.  The Bank created both TCC Advisors and TCC Funds in February 2006.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities that had an aggregate outstanding balance of $37.1 million as of December 31, 2013. Trinity’s sole business is the ownership of the outstanding shares of the Bank and the administration of the Trusts.  The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

Trinity maintains a website at http://www.lanb.com/TCC-Investor-Relations.aspx.  We make available free of charge on or through our website, the Annual Report on Form 10-K, proxy statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, Post Office Box 60, Los Alamos, New Mexico 87544.  In addition, any materials we filed with the SEC can be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Trinity’s filings are available free of charge on the SEC’s website at http://www.sec.gov.

Los Alamos National Bank

General. The Bank is a national banking organization created under the laws of the United States of America.  The Bank is regulated primarily by the OCC.

Products and Services. The Bank provides a full range of financial services for deposit customers and lends money to creditworthy borrowers at competitive interest rates.  The Bank’s products include certificates of deposit, checking and saving accounts, on-line banking, Individual Retirement Accounts, loans, mortgage loan servicing, trust and investment services, international services and safe deposit boxes.  These business activities make up the Bank’s three key processes: investment of funds, generation of funds and service-for-fee income.  The profitability of operations depends primarily on the Bank’s net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities, and its ability to maintain efficient operations.  In addition to the Bank’s net interest income, it produces income through mortgage servicing operations and noninterest income processes, such as trust and investment services.

Lending Activities.

General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies primarily within the Bank’s existing market areas.  The Bank actively markets its services to qualified borrowers.  Lending officers build relationships with new borrowers entering the Bank’s market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  As of December 31, 2013, the Bank’s maximum legal lending limit to one borrower was $23.9 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  The Bank’s loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2013, residential real estate mortgages made up approximately 32.20% of the Bank’s loan portfolio; commercial real estate loans comprised approximately 38.34%; construction real estate loans comprised 11.89%; general commercial loans comprised 13.73%; and consumer lending comprised 3.84%.  The Bank’s current focus is to ensure a balanced loan portfolio.  In addition, the Bank originates residential mortgage loans for sale to third parties, primarily the Federal National Mortgage Association (“Fannie Mae”), and services most of these loans for the buyers.

Commercial Real Estate Loans. The largest portion of the Bank’s loan portfolio is comprised of commercial real estate loans.  The Bank’s commercial real estate lending concentrates on loans to building contractors and developers, as well as owner occupied properties. The Bank collateralizes these loans and, in most cases, obtains personal guarantees to help ensure repayment.  The Bank’s commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists. The primary repayment risk for a commercial real estate loan is the potential loss of revenue of the business which could impact the cash flows, and fair value of the property.

Residential Real Estate Loans. Residential real estate lending has been an important part of the Bank’s business since its formation in 1963.  The majority of the residential real estate loans originated and retained by the Bank are in the form of 15- and 30-year variable rate loans.  The Bank also originates 15- to 30-year fixed rate residential mortgages and sells most of these loans to outside investors.  In 2013, the Bank originated approximately $154.5 million in residential real estate loans sold to third parties.  The Bank retains the servicing of almost all of the residential mortgages it originates.  Bank management believes the retention of mortgage servicing provides a relatively steady source of fee income, compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows regular contact with mortgage customers, solidifying relationships with those customers.  As of December 31, 2013, the total sold residential mortgage loan portfolio serviced by the Bank on behalf of third parties was $958.6 million.  The Bank does not engage in financing sub-prime loans nor does it participate in any sub-prime lending programs.  The Bank participates in the current U.S. Department of the Treasury (the “Treasury”) programs, including the Home Affordable Modification Program, to work with borrowers who are in danger of, or who have defaulted on residential mortgage loans.

Construction Loans. The Bank is active in financing construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  However, this type of lending has continued to decrease over the past four years due to the economic downturn and the effect it has had on real estate sales.  The Bank manages the risks of construction lending through the use of underwriting and construction loan guidelines and requires work be conducted by reputable contractors.  Construction loans are structured either to convert to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Approximately half of all construction loans have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford the Bank an opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  However, these higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  The Bank’s focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to commercial customers, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, most commercial loans have personal guarantees to ensure repayment.  The terms of approximately 70% of commercial loans range from one to seven years.  A significant portion of the Bank’s commercial business loans reprice within one year or have floating interest rates.

Consumer Loans. The Bank also provides all types of consumer loans, including motor vehicle, home improvement, credit cards, signature loans and small personal credit lines.  Consumer loans typically have shorter terms and lower balances with higher yields compared to the Bank’s other loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Additional information on the risks associated with banking activities and products and concentrations can be found under “Risk Factors” in Part I, Item 1A of this Form 10-K.

Market Area.

General. New Mexico has approximately 2.1 million residents, with almost half of the population concentrated in the Albuquerque Metropolitan Statistical Area (“MSA”).  The Bank has grown its historic footprint from Los Alamos County to include the Santa Fe and Albuquerque MSAs.  A key part of the Bank’s growth into these markets is the steady population size of Los Alamos County and the relatively rapid growth in Santa Fe and Albuquerque MSAs which has allowed for additional asset growth.

The Albuquerque MSA and the area just to the north of Albuquerque have been among the fastest growing areas of the state, although population growth slowed beginning in 2010.  Santa Fe County and the Santa Fe MSA have grown at the same pace as the Albuquerque MSA in the last three and one-half years.  The following table provides population data for New Mexico, our market areas and the nation as a whole, obtained from the U.S. Census Bureau:

Area	Total Population 2013 (Estimate)	Population Change 2010-2013 (%)
State of New Mexico	2,085,287	1.27
Los Alamos County	17,798	-0.85
Santa Fe County	147,423	2.26
Bernalillo County	674,221	1.76
Albuquerque, NM MSA	902,797	1.77
National	316,128,839	2.39

The Bank’s market areas enjoy higher rates of median household income, median home values and high school diplomas and college or higher degrees than the national averages. Los Alamos and Santa Fe Counties also enjoy higher than national percentages of home ownership as shown in the table below. The information below was obtained from the U.S. Census Bureau.

Income, Education, Home Values and Ownership Data as of June 30, 2014
Area	Median HH Income 2008-2012 ($)	Median Home Values 2008-2012 ($)	Home ownership 2008-2012 (%)	High School Diploma 2008-2012 (%)	College or Higher Degree 2008-2012 (%)
State of New Mexico	44,886	161,500	68.9	83.4	25.6
Los Alamos County	106,426	285,800	77.0	97.4	63.2
Santa Fe County	53,642	288,200	69.6	86.7	39.3
Albuquerque, NM MSA	49,079	182,789	67.8	87.2	29.6
National	53,046	181,400	65.5	85.7	28.5

The Bank’s deposits continue to be concentrated in the Los Alamos market although, as shown in the table below, diversification of the deposit base is continuing. The Deposit Market Rank and Market Share were obtained from the FDIC’s SOD report for June 30, 2013.

Area	Market Rank as of June 30, 2013	Deposit Market Share as of June 30, 2013 (%)	Number of Branches as of December 31, 2013	Deposits in Market as of December 31, 2013 ($000)
State of New Mexico	4	5.03	6	1,366,597
Los Alamos County	1	85.32	2	725,535
Santa Fe County	2	20.52	3	563,350
Bernalillo County	25	-	1	77,712
Albuquerque, NM MSA	12	0.62	1	77,712

Unlike the Bank’s deposit base, the largest portion of the Bank’s loan portfolio is from the Santa Fe market.  The Santa Fe market area constitutes approximately $100 million more in loans than does the Los Alamos market area.  In addition, the Bank’s Albuquerque market area constitutes a significant portion of the Bank’s loan portfolio, particularly in light of the small branch footprint the Bank holds in that market.

Geographic Segmentation of Loan Portfolio as of December 31, 2013 (In millions)
Area	Commercial Loans	Commercial Real Estate Loans	Residential Loans	Construction Loans	Consumer and Other Loans	Total
Los Alamos County	$26.9	$130.5	$170.0	$12.6	$19.8	$359.8
Santa Fe, NM MSA	73.4	168.3	148.1	61.7	13.9	465.4
Albuquerque, NM MSA	45.1	107.9	23.4	51.6	6.9	234.9

Los Alamos. The Bank currently has two full-service offices in Los Alamos County. The city of Los Alamos, the base of our operations, lies within Los Alamos County.  Los Alamos County population is stable, due to the aging population and the lack of significant parcels of land for development.  Los Alamos County has approximately 17,800 residents. The stability of the Los Alamos market has provided a solid base for the Company throughout its history.

The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions.  The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy.  The Laboratory employs approximately 10,200 employees.  Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentage of the population with higher education.  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports a high level of median household income.  As many communities suffered from the economic downturn in recent years, the effect in Los Alamos County has been minimized by federal government spending, primarily in the form of approximately $2.2 billion toward funding Laboratory projects and operations; however, there is no guarantee that such funding will continue at current rates.  The Fiscal Year 2014 funding, as enacted, for the Laboratory from the Department of Energy was increased by approximately $60 million from the previous year and is expected to remain relatively stable for the Fiscal Year 2015, with a decrease of approximately $12 million in the requested budget. In addition, the Laboratory typically obtains additional funding from other federal governmental agencies such as the Department of Defense and Homeland Security as well as through “work for others” which includes corporate partners and other research institutions.

Santa Fe. The Bank has three full-service offices in Santa Fe, New Mexico.  The Bank has positioned the offices to ensure a presence in the significant economic corridors within the city. The Santa Fe market has provided a solid base for the Bank’s deposit and loan growth over the past several years.  The Bank has been nominated as the “Best Bank” in the area for nine consecutive years.

Santa Fe serves as the capital of New Mexico and is located approximately 35 miles southeast of Los Alamos.  Santa Fe County’s local economy is based primarily on government and tourism.  We expanded to the Santa Fe market, in part, to take advantage of the population growth, which has been higher than the state and national averages.  Santa Fe County has been one of the fastest growing counties in the state, however, growth has slowed in more recent years.

Albuquerque. The Bank currently has one full service office and one loan production office located in Albuquerque. The Bank has offered both loan and deposit services in Albuquerque since the end of 2007. Albuquerque is a city of approximately 556,500 residents, and approximately 902,800 residents in the MSA, and is located approximately 100 miles southwest of Los Alamos.  The Albuquerque economy is more varied than either Los Alamos or Santa Fe, with no predominant industry or employer.

Unemployment. While there has been a decrease in unemployment, levels are still elevated from historic norms.   The economic data compiled by the New Mexico’s Department of Workforce Solutions (New Mexico Labor Market Review, Volume 42, No. 11, January 31, 2014) indicates that the state is showing improvement in the economy, but has yet to fully recover employment losses during the recession.  The positive signs included the 15th consecutive month of job growth.  The largest year-over-year gains in employment from December 2012 to December 2013 were in the financial services industry (3,100 jobs), retail (1,900 jobs), leisure and hospitality (1,500 jobs) and mining (1,200 jobs).  The greatest job losses from December 2012 to December 2013 were in the government sector (2,800 jobs reduced), primarily in federal and local government.  Despite these positive indicators, New Mexico remains 47th in the nation in job growth, trailing each state in the region. Public sector spending accounts for approximately half of the state’s income and typically provides stability in the economy. The effects of government funding cuts, however, may further hamper economic recovery for New Mexico.

While elevated over historic norms, New Mexico has seen lower than national levels of unemployment in recent years.   The most recent data indicates increases in unemployment in New Mexico while the unemployment at national levels continues to decrease.  The table below presents the unemployment data for New Mexico, each of our market areas and the national level. The Market Rank information below was obtained from the FDIC’s SOD Report for June 30, 2013. The unemployment data was obtained from the U.S. Census Bureau.

Area	Market Rank	Number of Branches	Unemployment Rate as of December 31, 2013	Unemployment Rate Year Ago Change as of December 31, 2013 (%)	Unemployment Rate as of June 30, 2014	Unemployment Rate Year Ago Change as of June 30, 2014 (%)
State of New Mexico	4	6	6.3	(3.1)	7.3	(3.9)
Los Alamos County	1	2	3.7	2.8	4.8	6.7
Santa Fe County	2	3	5.1	0.0	5.8	(1.7)
Bernalillo County	25	1	6.3	(3.1)	7.3	(3.9)
Albuquerque, NM MSA	12	1	6.5	(3.0)	7.6	(2.6)

National			6.7	(15.2)	6.1	(18.7)

Tourism, one of the primary industries within the state, has begun to recover, with room rates and occupancies up leading to increases in lodgers’ taxes and gross receipts taxes on accommodations and food services.  Additionally, manufacturing is making a comeback and high tech businesses, as well as solar and wind energy, are making strides in New Mexico.  New Mexico competes with other states for manufacturing and other businesses to move to and do business in the state through the offering of tax and other incentives.

Competition. There is strong competition, both in originating loans and in attracting deposits, in the Bank’s market areas.  Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank’s market areas.  Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality and speed of services provided to borrowers.  Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles.  The Bank’s ability to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The financial services industry has become more competitive as technological advances enable companies to provide financial services to customers outside their traditional geographic markets and provide alternative methods for financial transactions.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2013, the Bank had 358 full time-equivalent employees.  We are not a party to any collective bargaining agreements.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the “FRB”), the FDIC and the recently created Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of Trinity. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of Trinity and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other factors, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that allowed the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposed additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other factors, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other factors, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of Trinity and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of Trinity and the Bank.

The Increasing Regulatory Emphasis on Capital. Due to the risks to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

Trinity and Bank Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the FRB to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because Trinity has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to the following minimum capital standards:

•	A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others.
•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.
•	For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan losses.
•	Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance-sheet exposures to which required risk-weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the OCC and FRB, in order to be “well‑capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,
•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and FRB guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other factors, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action.  A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “– The Bank – Enforcement Action,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2013, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2013, Trinity had regulatory capital in excess of the FRB’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for Trinity, are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for United States’ purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as “Basel III,” to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies.  The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other non-qualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions.   Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk-weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other factors, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like Trinity and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. Trinity is currently evaluating whether it will make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015.  However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) non-qualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

Trinity

General.  Trinity, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, Trinity is registered with, and is subject to regulation by, the FRB under the BHCA.  In accordance with FRB policy, and as now codified by the Dodd-Frank Act, Trinity is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so.  Under the BHCA, Trinity is subject to periodic examination by the FRB.  Trinity is required to file with the FRB periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the FRB may require.

Enforcement Action.  On September 26, 2013, the FRB entered into a Written Agreement with Trinity (the “Written Agreement”).  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections for 2014 to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB.

Because Trinity is deemed to be in “troubled condition” by virtue of the Written Agreement, it also is required to: (i) obtain the prior approval of the FRB for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the FRB for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the FRB may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require the target bank be in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits Trinity from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit Trinity to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the FRB determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  Trinity does not currently operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain capital in accordance with FRB capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies.  Events in the U.S. and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and President Bush signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  Trinity determined participation in the CPP to be in its best interests based upon the economic uncertainties of the deep recession, the benefits of holding additional capital and the relatively low cost of participation.

As part of this program, on March 27, 2009, Trinity participated in this program by issuing 35,500 shares of Trinity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Trinity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”).  The Series A Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series B Preferred Stock is also non-voting and pays dividends at the rate of 9% per annum from the date of the transaction.

Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held equity issued under the CPP.  These requirements were no longer applicable to Trinity effective August 10, 2012, the date Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties.

Dividend Payments.  In addition to applicable restrictions in the Written Agreement, Trinity’s ability to pay dividends to its stockholders also may be affected by both general corporate law considerations and policies of the FRB applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity’s total assets would be less than the sum of its total liabilities and (unless Trinity’s articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.

As a general matter, the FRB has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  As discussed above in “Trinity – Enforcement Action,” the Written Agreement restricts the ability of Trinity to pay dividends without FRB approval.

Further, the terms of the Series A Preferred Stock and the Series B Preferred Stock (collectively “Trust Preferred Securities”) provide that no dividends on any common or preferred stock that ranks equal to or junior to such preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the preferred stock have been fully paid.  Similarly, the terms of the Trust Preferred Securities include a restriction on the payment of dividends on any common or preferred stock that ranks equal or junior to such Trust Preferred Securities unless and until all accrued and unpaid interest for all past periods have been fully paid.  As discussed in this Form 10-K, Part II, Item 8, Footnote 11, Trinity is currently deferring dividends and interest payments on these securities in accordance with their terms.

Federal Securities Regulation.  Trinity’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.  The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Enforcement Actions.  On November 30, 2012, the Bank entered into the Formal Agreement with the OCC. The Formal Agreement was generally focused on improving the Bank’s credit administration, credit underwriting, internal controls and management supervision. Additionally, the Formal Agreement required the Bank receive approval of the OCC prior to declaring dividends.  On December 17, 2013, the Bank entered into a Consent Order with the OCC (the “Consent Order”).  The focus of the Consent Order, which terminated the Bank’s Formal Agreement, is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  This requirement to meet and maintain a specific capital level in the Consent Order means that the Bank may not be deemed to be “well capitalized” under the prompt corrective action rules.

Because the Bank is deemed to be in “troubled condition” by virtue of the Consent Order, it also is required to: (i) obtain the prior approval of the OCC for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

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

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Although the legislation provided that noninterest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the years ended December 31, 2013 and 2012, the Bank paid supervisory assessments to the OCC totaling $580 thousand and $402 thousand, respectively.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

By virtue of express restrictions set forth in the Consent Order, however, the Bank may not pay any dividend unless it complies with certain provisions of the Consent Order and receives a prior written determination of no supervisory objection from the OCC.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal stockholders of Trinity and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or the Bank, or a principal stockholder of Trinity, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/ Risk Management.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority.  National banks headquartered in New Mexico, such as the Bank, have the same branching rights in New Mexico as banks chartered under New Mexico law, subject to OCC approval.  New Mexico law grants New Mexico-chartered banks the authority to establish branches anywhere in the State of New Mexico, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states in which the laws expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Financial Subsidiaries.  Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other factors, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has not applied for approval to establish any financial subsidiaries.

Transaction Account Reserves.  FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2.27 million plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million.  These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Dallas (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s current loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011 when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  Below are additional recent regulatory developments relating to consumer mortgage lending activities.  Trinity does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a three-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit courts to modify mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. Trinity cannot predict whether any such legislation will be passed or the impact, if any, it would have on Trinity’s business.

Servicing.  On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014.  The Bank does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources may be necessary to monitor and implement the requirements.

Additional Constraints on Trinity and Bank.

Monetary Policy. The monetary policy of the FRB has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the FRB to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;
•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and
•	The banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, Trinity does not currently anticipate that the Volcker Rule will have a material effect on the operations of Trinity or the Bank.  Trinity may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.  Until the application of the final rules is fully understood, the precise financial impact of the rule on Trinity, the Bank, its customers or the financial industry more generally, cannot be determined.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.   In addition to the other information in this Annual Report on Form 10-K and our other filings with the SEC, stockholders or prospective investors should carefully consider the following risk factors:

Risks related to Our Internal Review, Restatement and Internal Controls

We have restated our prior consolidated financial statements, which may lead to additional risks and costs. As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of this Annual Report, we have restated our consolidated financial data for the year ended December 31, 2011 and the consolidated financial information as of and for the quarterly periods ended June 30, 2012 and March 31, 2012. In addition, retained earnings as of December 31, 2010 was adjusted for the prior period adjustments as they relate to the restatement. As a result of the restatement, we are subject to additional risks and may continue to incur substantial unanticipated costs.

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses may or may not have been fully remediated as of the filing date of this report and we cannot ensure that other material weaknesses will not be identified in the future.  Discussed under “Explanatory Note,” we concluded that, as of and for the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, and 2006, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective at such dates. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified and related remediation activities. Management anticipates that these remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that these material weaknesses have been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.  Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

We are continuing our remediation activities and must also continue to improve our operational, information technology, and financial systems, infrastructure, procedures, and controls, as well as continue to expand, train, retain, and manage our employee base.  Any difficulties we encounter during implementation could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition and results of operations.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements. We have devoted substantial internal and external resources to the completion of the restatement. As a result of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for additional auditor services, financial and other consulting services, and legal services. We expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these material weaknesses, could have a material adverse effect on our business, financial condition and results of operations.

Following the filing of this report, we will remain delayed in our SEC reporting obligations, we cannot predict when we will complete our remaining SEC filings for periods subsequent to those included in this report, and we are likely to continue to face challenges until we complete these filings. Although our internal review and related restatement of our financial statements have been completed as discussed under “Explanatory Note,” we continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this report. We remain delayed with our SEC reporting obligations as of the filing date of this report. Until we complete the quarterly filings for March 31, 2014, June 30, 2014 and September 30, 2014 we expect to face many of the risks and challenges we have experienced during our extended filing delay period, including:

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;
•	additional significant time and expense required to complete our remaining filings beyond the very significant time and expense we have already incurred in connection with our internal review, restatement and audits to date;
•	continued attention of our senior management team and our Board of Directors as we work to complete our remaining filings;
•	limitations on our ability to raise capital in the public markets; and
•	general reputational harm as a result of the foregoing.

The lack of current financial and operating information about the Company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business.  We are subject to risks associated with our announcement that we would restate our previously filed consolidated financial statements. This Form 10-K is the first annual or quarterly report we have filed with the SEC since the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. Our need to restate our historical financial statements, the delay in producing both restated and more current consolidated financial statements and related problems have had, and in the future may continue to have, an adverse effect on our business and reputation. In addition, we believe that the negative publicity to which we have been subject as a result of our restatement of prior period financial statements and related problems has further contributed to declines in the price of our common stock, an increase in the regulatory scrutiny to which we are subject, and could increase our cost of funds and affect our customer relationships. Companies that restate their financial statements sometimes face litigation claims or SEC proceedings following such a restatement. We may also face monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations.

Certain regulatory authorities have requested information and documentation relating to the restatement of our financial statements.   These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation. The SEC and the Special Inspector General for the Troubled Asset Relief Program have requested information and documentation relating to the restatement of our financial statements and we have incurred significant expenses related to such investigations and inquiries.  The Company is cooperating fully with the investigations.  We cannot predict the outcome of any of the foregoing unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties, or other remedies, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may continue to be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. Pursuant to our obligation to indemnify our directors, executive officers and certain employees, we are currently covering expenses related to these matters and we may become subject to additional costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.  Moreover, the regulatory authorities may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.

As a result of the delay in completing our financial statements, we are currently unable to register securities with the SEC, which may adversely affect our ability to raise, and the cost of raising, future capital. As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. Additionally, following the filing of this Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

A failure to comply with the terms of the Written Agreement or the Consent Order to which Trinity and the Bank, respectively, are currently subject within the required timeframes could subject us to further regulatory enforcement actions, which could have a material adverse effect upon on our business, financial condition and results of operations.  As previously discussed, on September 26, 2013, Trinity entered into the Written Agreement with the FRB, and on December 17, 2013, the Bank entered into the Consent Order with the OCC.  If Trinity and the Bank are not successful in complying with the terms of their respective regulatory orders within the required timeframes, we could become subject to additional enforcement actions, sanctions or restrictions on our business activities.

Risks Related to Our Business

If there were to be a return of recessionary conditions our level of non-performing loans could increase and/or reduced demand for our products and services, which could lead to lower revenue, higher loan losses and lower earnings.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our profitability is dependent upon the health of the markets in which we operate.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The United States is recovering from historically difficult economic conditions.  As discussed in the section above entitled “Los Alamos National Bank – Market Area,” the effects of these conditions have not been as bad in our markets as other parts of the country; however, our markets have still experienced significant difficulties due to the downturn in the national economy.  If the overall economic climate in the United States, generally, and our market areas, specifically, does not improve, this could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory’s health is its funding.  The Laboratory’s funding is primarily based and dependent upon the federal government’s budgeting process.  As such, funding is not certain and can be delayed and influenced, both negatively and positively, by international, national, state and local events and circumstances beyond the Laboratory’s control.  Additionally, the Laboratory’s funding can be influenced by both positive and negative events and circumstances influenced by the Laboratory. Initial indications from the Department of Energy’s (the Laboratory’s largest single historical source of funding) requested budget for its fiscal year 2015 shows a slight decrease (0.62%) in funding for the Laboratory.  Any material decrease in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are subject to interest rate risk, and a change in interest rates could have a negative effect on our net income.  Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the FRB. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we earn on loans and securities and the amount of interest we incur on deposits and borrowings. Such changes could also affect our ability to originate loans and obtain deposits as well as the average duration of our securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation imposing compensation restrictions could adversely affect our ability to do so.  Much of our future success will be strongly influenced by our ability to attract and retain management experienced in banking and financial services and familiarity with the communities in our market areas.  Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy.  It is also critical, as we address the Written Agreement and the Consent Order, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.

As a result of the Bank having entered into the Consent Order, we are subject to certain limitations regarding employee compensation, as well as the hiring of executive officers.  These limitations may adversely affect our ability to recruit and retain key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  Moreover, there have been many staffing changes recently at the Company, including the departure of several loan officers and senior management.  The Company hired experienced and proven management to serve as Chief Executive Officer, Chief Credit Officer, Senior Lending Officer, Chief Risk Officer and Chief Information Officer.  The Company is currently seeking a new Chief Financial Officer.  The unexpected loss of services of key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

We must effectively manage our credit risk, including risks specific to real estate value due to the large concentration of real estate loans in our loan portfolio. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  The Loan Department of the Bank has been focused on improving processes and controls to minimize our credit risk through prudent loan underwriting procedures, monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, stress testing and periodic independent reviews of outstanding loans by our Internal Audit Department, a third-party loan review as well as external auditors.  However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.  If the overall economic climate in the United States, generally, and our market areas, specifically, do not continue to improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Further, the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending.  The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit, we can, and have, engaged in participation loans with other financial institutions to respond to customer requirements.  However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute approximately $873 million, or approximately 82.4% of our total loan portfolio as of December 31, 2013.  The fair value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and fair values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing.  The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs underwriting standards in line with industry norms in making residential mortgage loans.  The Bank purchased mortgage-backed securities in the past several years based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as CDOs, SIVs, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to Fannie Mae.  The Bank continues to service the majority of loans that are sold to third-party investors, to build on our relationship with the customers and provide a continuing source of income through mortgage servicing right (“MSR”) fees.

The real estate market in New Mexico slowed significantly during the past few years. If loans collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  To mitigate such risk, we employ the use of independent third parties to conduct appraisals on our real estate collateral and adhere to limits set on the percentages for the loan amount to the appraised value of the collateral.  We continually monitor the real estate markets and economic conditions in the areas in which our loans are concentrated.

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on the ability to sell these loans to Fannie Mae.  As of December 31, 2013, the Bank serviced a total of approximately $959 million in loans that were sold to Fannie Mae, in addition to the approximately $341 million in residential real estate loans maintained on the balance sheet.  In the event Fannie Mae is no longer able or willing to purchase residential real estate loans from the Bank, and in the absence of a new secondary market purchaser, our ability to originate such loans may be limited to those loans we could fund on the Bank’s balance sheet or through other means not traditionally undertaken by the Bank.  If we are unable to identify a new partner or fund the loans on our balance sheet, it could have the effect of limiting the Company’s mortgage loan service fee income, as well as fees and premiums associated with originating and selling such loans.

Our construction and development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. As of December 31, 2013, construction loans, including land acquisition and development, totaled approximately $126 million, or 11.9%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other factors:

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;
•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and
•	current macroeconomic factors and model imprecision factors.

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

We may need to raise additional capital in the future, which may not be available when it is needed.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We manage our growth rate and risk profile to ensure that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, regulatory requirements, growth in assets outpacing growth in capital or our growth strategy may present conditions that would create a need for additional capital from the capital markets.  Additionally, the restatement of our financial statements for 2010 and 2011, and our inability to have timely filed our 2012 and 2013 financial statements, as well as the regulatory orders on Trinity and the Bank, among other factors, may make it difficult to raise capital in the near future, or limit the manner in which we can raise it, as set forth above.  Our ability to raise additional capital depends on conditions in the capital markets, general economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance.  There may not always be capital available or available on favorable terms.  These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, possibly limiting our growth.

The size of our loan portfolio has declined in recent periods, and, if we are unable to return to loan growth, our profitability may be adversely affected.  From December 31, 2012 to December 31, 2013, our gross loans declined 11.45% and have continued to decline in 2014. During this period, we were managing our balance sheet composition to manage our capital levels and position the Bank to meet and exceed its targeted capital levels. Among other factors, our current strategic plan calls for reductions in the amount of our non-performing assets and a return to growth in our loan portfolio to improve our net interest margin and profitability. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including our ability to originate attractive new lending relationships. While we believe we have the management resources and lending staff in place to successfully achieve our strategic plan, if we are unable to increase the size of our loan portfolio, our strategic plan may not be successful and our profitability may be adversely affected.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income.  As we address the Written Agreement and the Consent Order, we plan to resume a general growth strategy, which may include our expansion into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

We must compete with other banks and financial institutions in all lines of business.  The banking and financial services business in our market is highly competitive.  Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers.  Many of these competitors are not subject to the same regulatory restrictions, which may therefore enable them to provide customers with an alternative to traditional banking services.

Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.  If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.  If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending activities.  Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and may be able to offer a broader range of financial services than we can offer.

Additionally, our ability to compete successfully depends on developing and maintaining long-term customer relationships, offering community banking services with features and pricing in line with customer interests and expectations, consistently achieving outstanding levels of customer service and adapting to many and frequent changes in banking as well as local or regional economies. Failure to excel in these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability. These weaknesses could have a significant negative impact on our business, financial condition and results of operations.

We could experience an unexpected inability to obtain needed liquidity.  Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution's business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management. Our ability to borrow funds through our line at the FHLB was reduced on March 26, 2014 to $150.0 million from $430.9 million.  This may affect our ability to borrow sufficient amounts in the event it is necessary for our liquidity.  If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

Loss of customer deposits due to increased competition could increase our funding costs.  We rely on bank deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our financial condition and results of operations.

We rely on the accuracy and completeness of information about customers and counterparties.  We rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Technology is continually changing and we must effectively implement new innovations in providing services to our customers. The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services.  In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas.  In order to anticipate and develop new technology, we employ a full staff of internal information system developers and will also consider fully outsourced and a fully supported in-house option to ensure that we are responsive to customer needs as well as compliant with the numerous changes required by the rapid pace of regulatory initiatives.

There is a limited trading market for our common shares and, as with all companies, stockholders may not be able to resell shares at or above the price stockholders paid for them. Our common stock is not listed on any automated quotation system or securities exchange and no firm makes a market in our stock.  The trading in our common shares has less liquidity than many companies quoted on the national securities exchanges or markets.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot ensure the volume of trading in our common shares will increase in the future, but we will explore the benefits to liquidity and improved pricing through greater volumes offered by a listing on an exchange.

System failure or breaches of our network security could subject us to increased operating costs, damage to our reputation, litigation and other liabilities. We have developed some of our own computer software systems internally. We currently maintain and run our own core computer system for data processing and banking operations.  The computer systems and network infrastructure we use could be vulnerable to unforeseen problems that may be unique to our organization.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in, and transmitted through, our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us, as well as damage to our reputation in general.

The Federal Financial Institutions Examination Council (“FFIEC”) issued guidance for “Strong Authentication/Two Factor Authentication” in the Internet banking environment.  All financial institutions were required to make changes to their online banking systems to meet the FFIEC requirements.  In response to this guidance, Trinity incorporated multiple layers of security to protect our customers’ financial data.  We further employ external information technology auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  Although we, with the help of third-party service providers and auditors, intend to continue implementing security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we, and our third-party service providers, use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors. Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  Employee errors could include data processing system failures and errors.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to financial claims for negligence.  We have reported that we found material weaknesses in our internal control over financial reporting and, while we have enhanced our system of internal controls and we maintain insurance coverage, should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends is limited. On May 7, 2013, the Company, after consulting with our regulators, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its preferred stock.  Under the terms of both the junior subordinated debentures and the preferred stock, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends have been paid in full.  While we are not in default under these instruments, if we fail to pay interest associated with junior subordinated debentures for 20 consecutive quarters, then the holders of the corresponding trust preferred securities have the ability to take certain actions, including the acceleration of the amounts owed, against Trinity.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.

Moreover, dividends from the Bank have traditionally served as a major source of the funds with which Trinity pays dividends and interest payments due.  However, pursuant to the Consent Order with the OCC, the Bank may not declare and pay any dividends to Trinity unless it complies with certain provisions of the Consent Order and without first obtaining the prior written determination of no supervisory objection from the OCC.

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

The recent economic crises, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other factors.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the FRB could adversely affect our business, financial condition and results of operations. In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB.  An important function of the FRB is to regulate the money supply and credit conditions.  Among the instruments used by the FRB to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

The Dodd-Frank Act, among other factors:  (i) imposed new capital requirements on bank holding companies; (ii) changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the current standard deposit insurance limit to $250 thousand; and (iii) expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the FRB to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the FRB, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allowed financial institutions to pay interest on business checking accounts.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the U.S. and around the world. In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.

Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us, including on our business, financial condition or results of operations. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other factors.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

As of December 12, 2014, the Company conducts operations through seven locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank’s Albuquerque offices are in leased office space and the Cerrillos Road office is subject to a ground lease as further discussed in Part II, Item 8, Note 12.  In addition to our offices, the Bank operates 25 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either on bank properties or on leased property.

Properties	Address	Entity

Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity

Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank

White Rock Office	77 Rover White Rock, New Mexico 87544	Bank

Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank

Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank

Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico 87507	Bank

Albuquerque Office II (AJ II)	6700 Jefferson NE Suite D-1 Albuquerque, New Mexico 87109	Bank

Albuquerque Office III (AJ III)	6700 Jefferson NE Suite A-2 Albuquerque, New Mexico 87109	Bank

Item 3.	Legal Proceedings.

Trinity received a subpoena from the SEC in January 2013 and subsequently received additional subpoenas and other requests for information.  Certain current and former employees and/or directors of the Bank have also received subpoenas and other requests for information from the SEC.  The SEC’s requests relate to the circumstances surrounding the restatement of financials for the quarters ended June 30, 2012 and March 31, 2012, and the years ended December 31, 2011 and 2010. Among other areas, the SEC has requested information relating to the timing of loan charge-offs, valuation of collateral, identification and impairment of certain loans and the required provisions for loan losses allocated to those loans.  Trinity continues to provide the documents and other information requested by the SEC and is cooperating with the SEC in this investigation.

The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) has requested information relating to certain matters that also pertain to the SEC investigation described above.  Trinity is cooperating with all requests from SIGTARP.

The Company and its subsidiaries are also parties to other legal proceedings arising in the normal course of business, none of which is expected to be material to the Company. We can give no assurance, however, that the Company’s business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on (i) future enactment of new banking or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described above in Item 1, “Supervision and Regulation,” as they may relate to Trinity’s business, banking services or the financial services industry in general; (iii) pending or future federal or state governmental investigations of Trinity’s business; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the banking or financial services industry generally.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of December 12, 2014, there were 6,453,049 shares of common stock outstanding and approximately 1,668 stockholders of record.  The most recent reported sale price of Trinity’s stock as of December 31, 2013 was $5.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.

Quarter ending	High sales price	Low sales price
December 31, 2013	$6.00	$5.00
September 30, 2013	13.00	5.25
June 30, 2013	7.00	5.00
March 31, 2013	8.75	6.95

December 31, 2012	$10.00	$8.00
September 30, 2012	12.00	10.00
June 30, 2012	12.48	10.00
March 31, 2012	13.00	10.00

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Part III, Item 12,“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Dividend Policy

Since January 2012, Trinity paid dividends on our common stock as follows:

Date paid	Amount per share
July 13, 2012	$0.15
January 13, 2012	0.15

The Company is subject to certain restrictions that currently materially limit its ability to pay dividends on its common stock.

On May 7, 2013, the Company, after consulting with its regulators, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its preferred stock.  Under the terms of both the junior subordinated debentures and the preferred stock, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends have been paid in full.  While we are not in default under these instruments, if we fail to pay interest associated with junior subordinated debentures for 20 consecutive quarters, then the holders of the corresponding trust preferred securities have the ability to take certain actions, including the acceleration of the amounts owed, against Trinity.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.

Moreover, dividends from the Bank have traditionally served as a major source of the funds with which Trinity pays dividends and interest due.  However, pursuant to the Consent Order with the OCC, the Bank may not declare or pay any dividends to Trinity unless it complies with certain provisions of the Consent Order and without first obtaining the prior written determination of no supervisory objection from the OCC.

As of December 31, 2013, the Company had a total of $1.9 million of accrued and unpaid interest due on the junior subordinated debentures and $1.7 million of accrued and unpaid dividends due under the preferred stock. See Item 1, “Supervision and Regulation” of this Form 10-K for a more detailed description of these limitations.

Issuer Purchases of Equity Securities

During 2013 and 2012, we made no repurchases of any class of our equity securities.

Stockholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks for banks in asset size over $500 million that are quoted on the Pink Sheets followed by SNL.  The cumulative total stockholder return computations assume the investment of $100.00 on December 31, 2008 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared using data provided by SNL Financial LLC, Charlottesville, Virginia.

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Trinity Capital Corporation	$100.00	$94.91	$46.27	$61.22	$43.73	$24.30
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
SNL Bank	100.00	97.21	108.12	82.48	109.09	147.02
SNL Bank $1B to $5B	100.00	69.65	77.28	69.01	83.24	118.87
SNL > $500M Pink Banks	100.00	83.56	86.09	83.10	89.37	106.77

Item 6.	Selected Consolidated Financial Data.

The following tables set forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year Ended December 31,
	2013	2012	As Restated 2011	Unaudited and As Restated 2010 (1)	Unaudited and As Restated 2009 (1)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$60,695	$67,274	$66,044	$72,078	$77,768
Interest expense	8,821	10,393	12,506	17,815	23,977
Net interest income	51,874	56,881	53,538	54,263	53,791
Provision for loan losses	-	27,206	30,561	27,095	30,408
Net interest income after provision for loan losses	51,874	29,675	22,977	27,168	23,383
Noninterest income	15,465	19,125	15,831	16,260	20,489
Noninterest expenses	54,476	51,558	52,577	48,851	43,317
Income (loss) before provision (benefit) for income taxes	12,863	(2,758)	(13,769)	(5,423)	555
(Benefit) provision for income taxes	-	(250)	9,639	(3,337)	10
Net income (loss)	12,863	(2,508)	(23,408)	(2,086)	545
Dividends on preferred shares	2,144	2,115	2,142	2,127	1,604
Net income (loss) available to common shareholders	$10,179	$(4,623)	$(25,550)	$(4,213)	$(1,059)

Common Share Data:
Earnings (loss) per common share	$1.66	$(0.72)	$(3.96)	$(0.65)	$(0.16)
Diluted earnings (loss) per common share	1.66	(0.72)	(3.96)	(0.65)	(0.16)
Book value per common share (2)	8.63	7.09	7.89	12.22	13.54
Shares outstanding at end of period	6,449,726	6,449,726	6,449,726	6,449,726	6,440,784
Weighted average common shares outstanding	6,449,726	6,449,726	6,449,726	6,445,542	6,444,268
Diluted weighted average common shares outstanding	6,449,726	6,449,726	6,449,726	6,445,542	6,449,134
Dividend payout ratio (3)	N/A	-20.83%	-6.31%	N/A	-418.75%
Cash dividends declared per common share (4)	$-	$0.15	$0.25	$-	$0.67

(1)	See Note 2 to the consolidated financial statements in Item 8 for details related to the restatement impact on the financial statements as of December 31, 2011 and for the year then ended. The impact on the unaudited selected financial data as of December 31, 2010 and 2009 and for the years then ended is as follows:

	December 31,
	2010		2009
	As Previously Reported	Unaudited and As Restated	As Previously Reported	Unaudited and As Restated
	(In thousands, except per share data)

Net income (loss) available to common shareholders	$(444)	$(4,213)	$1,572	$(1,059)
Earnings (loss) per common share	(0.07)	(0.65)	0.24	(0.16)
Diluted earnings (loss) per common share	(0.07)	(0.65)	0.24	(0.16)
Total assets	1,565,442	1,556,650	1,676,741	1,671,740

Stockholders' equity	$117,323	$108,530	$110,361	$105,337

(2)	Computed by dividing total stockholders’ equity less preferred stock, including net stock owned by the Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.
(3)	Computed by dividing dividends declared per common share by earnings (loss) per common share.
(4)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

	As of or For the Year Ended December 31,
	2013	2012	As Restated 2011	Unaudited and As Restated 2010	Unaudited and As Restated 2009
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$143,148	$133,391	$145,490	$173,698	$156,644
Loans, gross	1,057,088	1,193,824	1,184,319	1,176,393	1,231,507
Allowance for loan losses	28,358	35,633	34,873	30,316	24,504
Total assets	1,550,020	1,544,912	1,484,179	1,556,650	1,671,740
Deposits	1,383,065	1,393,139	1,327,127	1,358,345	1,468,445
Short-term and long-term borrowings, including capital lease obligation	24,511	24,511	24,511	35,663	35,704
Junior subordinated debt	37,116	37,116	37,116	37,116	37,116
Stock owned by ESOP participants, net of unearned ESOP shares	3,366	6,059	8,245	6,132	12,541
Stockholders' equity	88,710	75,858	78,679	108,530	105,337

Performance Ratios:
Return on average assets (1)	0.83%	-0.17%	-1.53%	0.11%	-0.06%
Return on average equity (2)	14.70%	-3.00%	-26.93%	1.37%	-0.79%
Return on average common equity (3)	20.95%	-9.74%	-36.91%	-0.51%	-3.05%
Net interest margin (4)	3.56%	3.90%	3.75%	3.66%	3.65%
Loans to deposits	76.43%	85.69%	89.24%	86.60%	83.86%
Efficiency ratio (5)	80.90%	67.83%	75.79%	68.65%	58.32%

(1)	Calculated by dividing net income (loss) by average assets.
(2)	Calculated by dividing net income (loss) by average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(3)	Calculated by dividing net income (loss) available to common shareholders by average common stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(4)	Calculated by dividing net interest income (adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.
(5)	Calculated by dividing operating expense by the sum of net interest income and noninterest income.

	Year Ended December 31,
	2013	2012	As Restated 2011	Unaudited and As Restated 2010	Unaudited and As Restated 2009

Asset Quality Ratios:
Non-performing loans to total loans	4.92%	3.81%	5.91%	6.62%	5.27%
Non-performing assets to total assets	4.29%	3.56%	5.63%	6.42%	4.92%
Allowance for loan losses to total loans	2.68%	2.98%	2.94%	2.58%	1.99%
Allowance for loan losses to non-performing loans	54.41%	78.09%	49.75%	38.88%	37.68%
Net loan charge-offs to average loans	0.64%	2.18%	2.18%	1.33%	1.70%

Capital Ratios: (1)

Tier 1 capital (to risk-weighted assets)	11.93%	9.47%	9.93%	12.59%	12.31%
Total capital (to risk-weighted assets)	13.72%	11.50%	11.81%	13.85%	13.57%
Tier 1 capital (to average assets)	8.02%	6.98%	7.78%	9.32%	9.12%
Average equity, including junior subordinated debt, to average assets	8.09%	7.98%	8.09%	9.96%	9.85%

Other:
Banking facilities	7	7	7	6	6
Full-time equivalent employees	358	347	331	322	315

(1)	Ratios presented are for Trinity on a consolidated basis. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 20 to the consolidated financial statements included in Part II, Item 8.

Pursuant to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2014, the Company announced its determination that the previously filed financial statements for the years 2009, 2008, 2007 and 2006 (the “2006 – 2009 Periods”) should not be relied upon as material misstatements had been discovered. The misstatements identified for the 2006 - 2009 Periods relate to a limited number of loan relationships and the improper and untimely recognition of losses on those loan relationships.  Given the length of time that has passed since the 2006 – 2009 Periods and that the adjustments to the loan relationships are reflected in this Consolidated Form 10-K, the Company determined that the financial statements for the 2006 – 2009 Periods are not material to the Company or its stockholders.  The effect of the adjustments was to increase the provision for loan losses as a result of the proper recognition of losses on the loan relationships. Those increases in the provision for loan losses would have reduced earnings, net of taxes from the amounts reported as follows: in 2006, $3.4 million; in 2007, $485 thousand; in 2008, $86 thousand; and in 2009, $4.4 million. Please note that the adjustments described above are not the result of an audit or full scope review and it is possible that an audit or full scope review may indicate larger adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” our consolidated financial statements and related notes and Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report and “Risk Factors” set forth in Part I, Item 1A of this Annual Report.

Overview

This Annual Report on Form 10-K is the Company’s first periodic report since the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.  Following the filing of that Quarterly Report, the Company determined, in connection with the findings of the Bank’s regular examination by its primary banking regulator, the OCC, that certain control deficiencies existed, which would require a restatement of our financial statements for 2011 and the first two quarters of 2012.  The necessity for the restatement of financials was disclosed in the Company’s Form 8-K Current Report filed on November 13, 2012.  Upon additional review by management, it was determined that the Company’s financial statements for the year ended December 31, 2010 and for the quarterly periods in 2011 should not be relied upon as correct statements of the Company’s financial condition.  The Company disclosed this determination in its Form 8-K Report filed on April 26, 2013.  See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.  Following the completion of our review, it was determined that the financial statements from 2006 through the second quarter of 2012 contained material misstatements.  The Company disclosed this determination in its Form 8-K Report filed on October 27, 2014.  Accordingly, financial information for these periods including in the reports on Form 10-K and Form 10-Q and earnings press releases and similar communications issued by us on or prior to December 12, 2014, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

Despite the attention that was required by management and the Board of Directors to address the restatement of our financial statements, the Company had profitable operations in 2013. The Company’s net income available to common shareholders increased $15.3 million from a net loss of $4.6 million for the year ended December 31, 2012 to net income of $10.7 million for the year ended December 31, 2013 primarily attributable to the decrease of $27.2 million in provision for loan losses.  No provision was required during 2013 as declining loan balances offset incurred credit losses. Offsetting a lower provision for loan losses was an increase in legal, professional and accounting expenses due to the efforts to comply with the enforcement actions taken against the Company and the Bank, the restatement and the related requests for information pertaining to the restatements from regulatory agencies. As discussed in Part I, Item 3 of this Annual Report on Form 10-K, the Company is currently cooperating with an investigation by the SEC which began in January 2013.  Additionally, the Company is cooperating with requests for information received from SIGTARP.  The restatement and the related investigations resulted in the significant increase in legal, professional and accounting fees from prior periods.

The Company continues to experience challenges in its loan portfolio, with higher than historical levels of non-performing loans and foreclosed properties.  In response to these challenges, and to proactively position the Company to meet these challenges, we continue to reduce our concentrations in the commercial real estate and construction real estate portfolios, increase capital ratios by managing growth and restricting dividends and have taken other steps in compliance with the regulatory enforcement actions taken against the Company and the Bank.

Regulatory Actions Against the Company and the Bank.

As discussed in Part I, Item 1 of this Annual Report on Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections for 2014 to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  We continue to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is that amount which, in management’s judgment, is considered appropriate to provide for probable losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for impaired loans and historical loss experience factors, combined with other considerations, such as delinquency, nonaccrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The general component is based upon (a) historic performance; and (b) an estimate of the impact of environmental or qualitative factors based on levels of credit concentrations; lending policies and procedures; the nature and volume of the portfolio; the experience, ability and depth of lending management and staff; the volume and severity of past dues, criticized, classified and nonaccrual loans; the quality of the loan review system; the change in economic conditions; loan collateral value for dependent loans; and other external factors, examples of which are changes in regulations, laws or legal precedent and competition.

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

Investment securities:  Securities classified as available for sale are debt securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income, net of the related deferred tax effect.  Securities classified as held to maturity are those securities that the Company has the ability and positive intent to hold until maturity.  These securities are reported at amortized cost.  Sales of investment securities held to maturity within three months of maturity are treated as maturities. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Purchase premiums and discounts are generally recognized in interest income using the interest method over the term of the securities.  For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other-than-temporary.” Declines in the fair value of available for sale securities below their cost that are deemed “other-than-temporary” are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment (“OTTI”) exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Deferred Tax Assets: A valuation allowance is required for deferred tax assets (“DTA”) if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. In making this assessment, all sources of taxable income available to realize the DTA are considered, including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a DTA. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in those circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Therefore, the Company continues to maintain a full valuation allowance on its net deferred tax assets as of December 31, 2013.

Reversal of the DTA valuation allowance balance is subject to considerable judgment. However, the Company expects to reverse the DTA valuation allowance once it has demonstrated a sustainable return to profitability and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.

OREO: OREO, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.

Mortgage Servicing Rights (“MSRs”):  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions for comparable mortgage servicing contracts, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. The valuation model calculates the present value of estimated future net servicing income. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

The primary risk characteristics of the underlying loans used to stratify the servicing assets for the purposes of measuring impairment are interest rate and original term.

A valuation allowance is used to recognize impairments of our MSRs. An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  The MSRs are accounted by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches. Each tranche is evaluated separately for impairment.

MSRs are analyzed for impairment on a monthly basis.  The underlying loans on all serviced loans are reviewed and, based upon the value of MSRs that are traded on the open market, a current fair value is assigned for each risk tranche in our portfolio and then compared to the current amortized book value for each tranche.  The change in fair value (up to the amortized value of the MSR) is recorded as an adjustment to the MSR valuation allowance, with the offset recorded to earnings.

Fees earned for servicing rights are recorded as mortgage loan servicing fees on the consolidated statement of operations.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights as well as change in any valuation allowances are netted against loans servicing fee income.

Results of Operations

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities.  The Company’s net income is also affected by its provision for loan losses as well as noninterest income and noninterest expenses.

Net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities.  Provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio, as well as economic and market conditions.  Noninterest income and noninterest expenses are impacted by growth of operations and growth in the number of accounts.  Noninterest expenses are impacted by additional employees, branch facilities and promotional marketing expenses.  A number of accounts affect noninterest income, including service fees as well as noninterest expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Income (Loss). Net income available to common shareholders for the year ended December 31, 2013 was $10.7 million, or diluted earnings per common share of $1.66, compared to a net loss available to common shareholders of $4.6 million for the year ended December 31, 2012, or a diluted loss per common share of $0.72, an increase of $15.3 million in net income and an increase in diluted earnings per common share of $2.38.  This increase in net income available to common shareholders was primarily due to decreases in provision for loan losses of $27.2 million, loss on OREO of $3.1 million, and amortization and valuation of MSRs of $1.8 million. These decreases were partially offset by an increase in legal, professional and accounting fees of $3.3 million and further offset by decreases in interest income of $6.6 million and net gain on sale of loans of $3.2 million. No provision for loan losses was required during 2013 as declining loan balances offset incurred credit losses.  Loss on OREO decreased due to stabilization in values of OREO properties in 2013 compared to 2012. The decrease in the amortization and valuation of MSRs was due to a decrease in the valuation allowance.  The increase in legal, professional and accounting fees was due to increased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agents, including the SEC, as well as compliance with enforcement actions issued by bank regulators. Net gain on sale of loans decreased mainly due to a lower volume of loans sold in 2013 compared to 2012.

Net loss available to common shareholders for the year ended December 31, 2012 was $4.6 million, or a diluted loss per common share of $0.72, compared to a net loss available to common shareholders of $25.6 million for the year ended December 31, 2011, or a diluted loss per common share of $3.96, a decrease of $20.9 million in net loss available to common shareholders and a decrease in diluted loss per common share of $3.24.  This decrease in net loss available to common shareholders was primarily due to decreases in provision for loan losses of $3.4 million, provision for income taxes of $9.9 million, and interest expense on deposits of $1.5 million. These decreases were partially offset by an increase in net gain on sale of loans of $4.4 million. The decrease in the provision for loan losses was due to loans being charged-off in 2012 that were previously identified and for which a provision was recorded.  Provision for income taxes decreased due to the resulting valuation allowance on the deferred tax asset for the year ended December 31, 2011. Net gain on sale of loans increased mainly due to an increase in the volume of loans sold in 2012 compared to 2011.

Net Interest Income. The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2013			2012			As Restated 2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans (1)	$1,142,734	$58,002	5.08%	$1,212,167	$64,446	5.32%	$1,191,829	$61,623	5.17%
Taxable investment securities	136,909	1,456	1.06	123,835	1,742	1.41	121,058	2,966	2.45
Investment securities exempt from federal income taxes	12,585	961	7.64	15,430	1,043	6.76	28,288	1,636	5.78
Securities purchased under resell agreements	17,937	126	0.70	10,256	83	0.81	11,759	103	0.88
Other interest-bearing deposits	155,371	392	0.25	101,732	232	0.23	88,713	214	0.24
Non-marketable equity securities	3,750	137	3.65	3,851	138	3.58	4,542	140	3.08
Total interest-earning assets	1,469,286	61,074	4.16	1,467,271	67,684	4.61	1,446,189	66,682	4.61
Noninterest-earning assets	71,676			45,566			86,155
Total assets	$1,540,962			$1,512,837			$1,532,344

Interest-bearing Liabilities:
Deposits:
Negotiable Order Withdrawal ("NOW") deposits	$180,336	$219	0.12%	$148,569	$272	0.18%	$142,283	$262	0.18%
Money market deposits accounts (“MMDA”)	245,280	285	0.12	249,114	432	0.17	239,884	440	0.18
Savings deposits	346,353	284	0.08	326,282	523	0.16	316,114	526	0.17
Time deposits over $100,000	257,295	3,106	1.21	270,692	3,681	1.36	285,099	4,523	1.59
Time deposits under $100,000	185,664	1,638	0.88	200,402	2,197	1.10	205,067	2,820	1.38
Short-term borrowings	-	-	-	-	-	-	8,855	250	2.82
Long-term borrowings	22,300	756	3.39	22,300	756	3.39	22,985	781	3.40
Long-term capital lease obligation	2,211	268	12.12	2,211	268	12.12	2,211	268	12.12
Junior subordinated debt	37,116	2,265	6.10	37,116	2,264	6.10	37,116	2,636	7.10
Total interest-bearing liabilities	1,276,555	8,821	0.69	1,256,686	10,393	0.83	1,259,614	12,506	0.99

Demand deposits, noninterest-bearing	$148,818			$163,746			$153,052
Other noninterest-bearing liabilities	28,110			8,801			32,754
Stockholders' equity, including stock owned by ESOP	87,479			83,604			86,924
Total liabilities and stockholders' equity	$1,540,962			$1,512,837			$1,532,344
Net interest income /interest rate spread (2)		$52,253	3.47%		$57,291	3.79%		$54,176	3.62%
Net interest margin (3)			3.56%			3.90%			3.75%

(1)	Average loans include nonaccrual loans of $50.8 million, $52.9 million and $57.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income includes loan origination fees of $1.9 million, $2.7 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2013, tax adjusted net interest income decreased $5.0 million to $52.3 million from $57.3 million in 2012 due to lower interest income of $6.6 million offset by a decrease in interest expense of $1.6 million from 2012.  Net interest income decreased primarily due to a lower volume of loans of $69.4 million, in addition to an increase of NOW and savings deposits of $51.8 million partially offset by an increase in taxable investment securities of $13.1 million.  The decrease in interest expense was primarily due to a decrease in the cost of interest-bearing liabilities of 14 basis points.  The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin decreased 34 basis points to 3.56% in 2013 from 3.90% in 2012.

In 2012, tax adjusted net interest income increased $3.1 million to $57.2 million from $54.1 million in 2011.  This increase resulted from a decrease in interest expense of $2.1 million due to a decrease in the cost of interest-bearing liabilities of 16 basis points.   Net interest margin increased 16 basis points to 3.90% in 2012 from 3.74% in 2011.

Volume, Mix and Rate Analysis of Net Interest Income. The following table presents the extent to which changes in volume and interest rates of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated.  Information is provided on changes in each category due to (i) changes attributable to changes in volume (change in volume times the prior period interest rate) and (ii) changes attributable to changes in interest rate (changes in rate times the prior period volume). Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

	Year Ended December 31,			Year Ended December 31,
	2013 Compared to 2012			2012 Compared to (As Restated) 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(3,598)	$(2,846)	$(6,444)	$1,062	$1,761	$2,823
Taxable investment securities	170	(456)	(286)	67	(1,291)	(1,224)
Investment securities exempt from federal income taxes	(207)	125	(82)	(836)	243	(593)
Securities purchased under resell agreements	55	(12)	43	(12)	(8)	(20)
Other interest bearing deposits	133	27	160	30	(12)	18
Non-marketable equity securities	(4)	3	(1)	(22)	20	(2)
Total (decrease) increase in interest income	$(3,451)	$(3,159)	$(6,610)	$289	$713	$1,002
Interest-bearing Liabilities:
NOW deposits	$50	$(103)	$(53)	$12	$(2)	$10
Money market deposits	(7)	(140)	(147)	17	(25)	(8)
Savings deposits	30	(269)	(239)	17	(20)	(3)
Time deposits over $100,000	(176)	(399)	(575)	(220)	(622)	(842)
Time deposits under $100,000	(153)	(406)	(559)	(63)	(560)	(623)
Short-term borrowings	-	-	-	(250)	-	(250)
Long-term borrowings	-	-	-	(23)	(2)	(25)
Junior subordinated debt	-	1	1	-	(372)	(372)
Total decrease	$(256)	$(1,316)	$(1,572)	$(510)	$(1,603)	$(2,113)
(Decrease) increase in net interest income	$(3,195)	$(1,843)	$(5,038)	$799	$2,316	$3,115

Noninterest Income. Changes in noninterest income between 2013 and 2012 and between 2012 and 2011, as restated, were as follows:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Net difference	2012	As Restated 2011	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$2,563	$2,591	$(28)	$2,591	$2,637	$(46)
Trust and investment services fees	2,359	2,057	302	2,057	1,903	154
Service charges on deposits	1,516	1,583	(67)	1,583	1,617	(34)
Net gain on sale of loans	5,175	8,410	(3,235)	8,410	4,027	4,383
Net (loss) gain on sale of securities	(80)	(149)	69	(149)	1,057	(1,206)
Other fees	3,650	3,601	49	3,601	3,451	150
Other noninterest income	282	1,032	(750)	1,032	1,139	(107)
Total noninterest income	$15,465	$19,125	$(3,660)	$19,125	$15,831	$3,294

Noninterest income decreased $3.7 million to $15.5 million in 2013 from $19.1 million in 2012, primarily attributable to net gain on sale of loans decreasing $3.2 million due to a lower volume of loans sold in 2013 compared to 2012.

Noninterest income increased $3.3 million to $19.1 million in 2012 from $15.8 million in 2011.  Net gain on sale of loans increased $4.4 million primarily due to a higher of volume of loans sold in 2012 compared to 2011.  There was a continued high volume of mortgage loan refinancing in 2012. Net gain on sale of securities decreased $1.2 million primarily due to a lower volume of securities sold in 2012 compared to 2011.

Impact of Inflation and Changing Prices.  The primary impact of inflation on our operations is increased operating costs. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Over short periods of time, interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Noninterest Expenses. Changes in noninterest expenses between 2013 and 2012 and between 2012 and 2011, as restated, were as follows:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Net difference	2012	As Restated 2011	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$24,415	$23,930	$485	$23,930	$22,049	$1,881
Occupancy	4,105	4,184	(79)	4,184	4,029	155
Amortization and valuation of other intangible assets	-	-	-	-	753	(753)
Losses and write-downs on OREO, net	980	4,129	(3,149)	4,129	3,597	532
Other noninterest expenses:
Data processing	3,202	3,389	(187)	3,389	3,429	(40)
Marketing	1,181	1,271	(90)	1,271	1,396	(125)
Amortization and valuation of MSRs	219	2,027	(1,808)	2,027	3,373	(1,346)
Supplies	652	691	(39)	691	780	(89)
Postage	795	763	32	763	646	117
Bankcard and ATM network fees	1,458	1,496	(38)	1,496	1,509	(13)
Legal, professional and accounting fees	7,169	3,839	3,330	3,839	3,061	778
FDIC insurance premiums	2,944	1,403	1,541	1,403	2,262	(859)
Collection expenses	4,369	2,037	2,332	2,037	2,093	(56)
Other	2,987	2,399	588	2,399	3,600	(1,201)
Total other noninterest expenses	24,976	19,315	5,661	19,315	22,149	(2,834)
Total noninterest expenses	$54,476	$51,558	$2,918	$51,558	$52,577	$(1,019)

Noninterest expenses increased $2.9 million to $54.5 million in 2013 from $51.6 million in 2012. Legal, professional and accounting fees increased $3.3 million due to fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators. Collection expenses increased $2.3 million primarily due to a higher volume of appraisals and title work as a result of the restatement events.  Because of the Bank’s regulatory status, FDIC insurance premiums rose by $1.5 million due to an increase in the rate used to compute the Bank’s insurance assessment.  These increases were offset by decreases in losses and write-downs on OREO of $3.1 million and amortization and valuation of MSRs of $1.8 million due to a lower valuation allowance.

Noninterest expenses decreased $1.0 million to $51.6 million in 2012 from $52.6 million in 2011. Amortization and valuation of MSRs decreased $1.3 million due to a lower valuation allowance. FDIC insurance premiums decreased $0.9 million due to a lower rate used to compute the Bank’s insurance assessment. These decreases were offset by an increase in salaries and employee benefits of $1.9 million primarily due to an increase in the number of full-time staff and normal salary raises.

Income Taxes. Provision (benefit) for income taxes remained flat from 2012 to 2013.

The benefit for income taxes increased $9.9 million to a benefit of $250 thousand in 2012 from a provision of $9.6 million in 2011. After considering the effects of the restatement, the Company recorded a loss before income taxes for the year ended December 31, 2011 and therefore determined that it was no longer more likely than not that its deferred tax assets of $14.6 million would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011.

Financial Condition

Balance Sheet-General. Total assets as of December 31, 2013 remained flat at $1.5 billion, increasing $5.1 million. Cash and cash equivalents increased $130.2 million and net OREO increased $4.8 million, offset by a decrease in net loans of $129.5 million.  During the same period total liabilities were flat at $1.5 billion, decreasing $5.1 million.  Stockholders’ equity (including stock owned by the ESOP) increased $10.2 million to $92.1 million as of December 31, 2013 compared to $81.9 million as of December 31, 2012 primarily due to an increase in retained earnings of $13.4 million.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see “Sources of Funds” included below under this Item 7 and “Asset Liability Management” included under Item 7A.

The following table sets forth the amortized cost and fair value of our securities portfolio:

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$73,391	$73,102	$74,274	$74,362	$60,350	$60,575
States and political subdivisions	501	505	3,723	3,753	5,960	6,030
Mortgage-backed securities ("MBSs")	5,540	5,465	5,286	5,269	872	867
Collateralized mortgage obligations ("CMOs")	44,705	44,232	29,219	29,513	67,760	67,239
Totals	$124,137	$123,304	$112,502	$112,897	$134,942	$134,711
Securities Held to Maturity:
SBA pools	$9,756	$9,778	$10,054	$10,079	$-	$-
States and political subdivisions	10,088	9,854	10,440	11,736	10,779	11,879
Totals	$19,844	$19,632	$20,494	$21,815	$10,779	$11,879

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from four months to four years.  States and political subdivision investment securities consist of a local non-rated issue with maturity of eight months.

The Company had a total of $44.7 million in CMOs as of December 31, 2013.  The CMOs were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2013, the ratings of these securities ranged from AAA to BBB+, all of which are considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  As of December 31, 2013, none of these securities were deemed to have OTTI.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2013, securities of no single issuer exceeded 10% of stockholders’ equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2013:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or No Stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$16,106	0.60%	$56,996	0.61%	$-	0.00%	$-	-
States and political subdivisions (1)	505	2.91%	-	0.00%	-	0.00%	-	0.00%
MBSs and CMOs	-	0.00%	694	0.91%	2,988	1.00%	46,015	3.16%
Totals	$16,611		$57,690		$2,988		$46,015
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$9,756	2.08%
States and political subdivision (1)	-	0.00%	-	0.00%	875	0.00%	9,213	5.77%
Totals	$-		$-		$875		$18,969

Non-marketable equity securities	$150	0.00%	$-	0.00%	$610	6.70%	$6,657	5.95%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences. The security with the balance of $875 thousand with a 0.00% yield is a municipal security based on the 1 year Constant Maturity Treasury index less 0.50% and has a floor of 0.00%.

Loan Portfolio. As a result of the economic downturn, loan demand has slowed and with management’s focus on completing the restatement, levels of total loans decreasing steadily from 2012 to 2013, and continuing to decrease in 2014. The residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank’s strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	December 31,
	2013		2012		As Restated 2011		As Restated (Unaudited) 2010		As Restated (Unaudited) 2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$145,445	13.73%	$189,532	15.84%	$154,675	13.04%	$144,999	12.30%	$134,758	10.92%
Commercial real estate	406,048	38.34	442,278	36.96	435,809	36.71	416,488	35.34	450,687	36.53
Residential real estate	341,050	32.20	372,983	31.17	383,308	32.29	400,113	33.95	399,189	32.35
Construction real estate	125,877	11.89	129,457	10.82	155,307	13.08	166,017	14.08	191,250	15.50
Installment and other	40,637	3.84	62,304	5.21	57,933	4.88	51,063	4.33	57,979	4.70
Total loans	1,059,057	100.00	1,196,554	100.00	1,187,032	100.00	1,178,680	100.00	1,233,863	100.00
Unearned income	(1,969)		(2,730)		(2,713)		(2,287)		(2,356)
Gross loans	1,057,088		1,193,824		1,184,319		1,176,393		1,231,507
Allowance for loan losses	(28,358)		(35,633)		(34,873)		(30,316)		(24,504)
Net loans	$1,028,730		$1,158,191		$1,149,446		$1,146,077		$1,207,003

Net loans decreased $129.5 million from $1.2 billion as of December 31, 2012 to $1.0 billion as of December 31, 2013 in all categories of loans.  The largest decreases were in gross commercial loans of $44.1 million, gross commercial real estate loans of $36.2 million and gross residential real estate loans of $31.9 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of December 31, 2013:

	Due in One Year Or Less		Due after one Year Through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commercial	$5,006	$98,316	$4,899	$18,099	$11,546	$7,579	$21,451	$123,994
Commercial real estate	2,460	200,143	27,372	139,156	34,998	1,919	64,830	341,218
Residential real estate	2,881	148,370	5,056	51,869	131,635	1,239	139,572	201,478
Construction real estate	37,531	56,632	4,066	11,272	7,160	9,216	48,757	77,120
Installment and other	14,780	7,600	13,820	461	3,976	-	32,576	8,061
Total	$62,658	$511,061	$55,213	$220,857	$189,315	$19,953	$307,186	$751,871

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010, as restated, to approximately $100 million. As described in Item 1 “Explanatory Note” and Item 9A “Controls and Procedures” of this Form 10-K, the Company determined that there were material weaknesses in its controls to identify and account for certain non-performing loans, classified loans and other non-performing assets. This included, at times, the failure to recognize proper credit classification, TDR status, accrual status, and losses. There were also situations in which adverse appraisals were not adequately considered in the need for charge-offs.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	December 31,
	2013	2012	As Restated 2011	As Restated 2010 Unaudited	As Restated 2009 Unaudited
	(Dollars in thousands)
Nonaccruing loans	$52,086	$45,631	$70,099	$77,978	$65,035
Loans 90 days or more past due, still accruing interest	32	-	-	-	-
Total non-performing loans	52,118	45,631	70,099	77,978	65,035
OREO	14,002	9,211	13,193	21,578	16,750
Other repossessed assets	343	115	262	420	406
Total non-performing assets	$66,463	$54,957	$83,554	$99,976	$82,191
TDRs, still accruing interest	80,873	80,609	54,570	34,641	2,513
Total non-performing loans to total loans	4.92%	3.81%	5.91%	6.62%	5.27%
Allowance for loan losses to non-performing loans	54.41%	78.09%	49.75%	38.88%	37.68%
Total non-performing assets to total assets	4.29%	3.56%	5.63%	6.42%	4.92%

The following table presents data related to non-performing loans by dollar amount and category as of December 31, 2013 and 2012:

	Commercial		Commercial real estate		Residential real estate		Construction real estate		Installment & other		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2013
$5.0 million or more	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	4	15,041	-	-	-	-	-	-	4	15,041
$1.5 million to $2.9 million	-	-	1	2,454	-	-	2	3,706	-	-	3	6,160
Under $1.5 million	26	3,022	24	10,623	76	11,279	31	5,420	19	573	176	30,917
Total	26	$3,022	29	$28,118	76	$11,279	33	$9,126	19	$573	183	$52,118

Percentage of individual loan category		2.08%		6.92%		3.31%		7.25%		1.41%		4.92%

December 31, 2012
$5.0 million or more	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	2	7,964	-	-	1	3,252	-	-	3	11,216
$1.5 million to $2.9 million	-	-	-	-	-	-	2	3,886	-	-	2	3,886
Under $1.5 million	40	3,691	25	9,676	62	11,249	34	5,497	30	416	191	30,529
Total	40	$3,691	27	$17,640	62	$11,249	37	$12,635	30	$416	196	$45,631

Percentage of individual loan category		1.95%		3.99%		3.02%		9.76%		0.67%		3.81%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to ensure a broad scope and reviewers now have access to all elements of a relationship.  In 2014, a significant portion of the loan portfolio was also examined by independent third party consultants as a part of the restatement process.

There were significant changes to the Bank’s credit policy in 2013.  Among these included the following:

•	Lending authorities for all loan officers was significantly reduced, and the Senior Lending Officer and Chief Credit Officer are the only lenders with a limit of $500,000;
•	All aggregate loans over $500,000 are presented to the internal loan committee;
•	Certain higher risk loan product types were eliminated;
•	Down payment requirements and loan to value limits were strengthened;
•	Financial analysis of borrowers was strengthened;
•	Additional covenants were added to certain higher-risk credits; and
•	Risk ratings of loans were enhanced to utilize a risk rating matrix with higher weight given to cash flow and the liquidity of the borrowers.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are made.  If interest on nonaccrual loans had been accrued, such income would have amounted to $2.6 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively.  Our policy is to place loans 90 days past due on nonaccrual status.

We consider a loan to be impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, rather than discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge-off to the allowance.

Non-performing assets also consist of other repossessed assets and OREO.  OREO represents properties acquired through foreclosure or other proceedings and are initially recorded at the fair value.  OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value are recorded as necessary.  Revenues and expenses from the operations of OREO and changes in the valuation are included in noninterest expenses on the consolidated statements of operations.

As of December 31, 2013, total non-performing assets increased $11.6 million to $66.6 million from $55.0 million as of December 31, 2012 primarily due to increases in nonaccruing loans of $6.5 million and OREO of $4.9 million.  The increase in nonaccruing loans was primarily due to commercial real estate loans of $10.5 million, which was partially offset by a decrease in construction real estate loans of $3.5 million.

The following table presents a summary of OREO activity for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$9,211	$13,193
Transfers in at fair value	11,160	15,024
Write-down of value	(809)	(3,910)
Loss on disposal	(171)	(219)
Cash received upon disposition	(1,538)	(6,880)
Sales financed by loans	(3,851)	(7,997)
Balance at end of year	$14,002	$9,211

As of the December 31, 2013 and 2012, total OREO consisted of:

	December 31,
	2013	2012
	(In thousands)
Commercial real estate	$3,607	$1,937
Residential real estate	4,148	2,551
Construction real estate	6,247	4,723
Total	$14,002	$9,211

As of December 31, 2013, there were a total of 40 properties in OREO.  Of these, five were commercial real estate properties, 16 were residential real estate properties and 19 were construction real estate properties.

As part of the restatement process, beginning in 2012, management undertook a complete review of all loans over $240 thousand and identified many previously unreported problem relationships.  During the restatement process, the Company determined the applicable year in which a loss had been incurred and recorded a provision to reflect such loss identified.  The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2013	2012	As Restated 2011	As Restated 2010 Unaudited	As Restated 2009 Unaudited
	(In thousands)
Balance at beginning of year	$35,633	$34,873	$30,316	$24,504	$15,230
Provision for loan losses	-	27,206	30,561	27,095	30,408
Charge-offs:
Commercial	2,028	8,964	5,531	6,101	6,822
Commercial real estate	3,296	10,190	7,103	4,657	1,407
Residential real estate	2,447	4,081	6,378	6,489	3,876
Construction real estate	471	6,919	7,617	6,026	9,055
Installment and other	929	1,263	1,680	1,981	2,223
Total charge-offs	9,171	31,417	28,309	25,254	23,383
Recoveries:
Commercial	762	3,776	727	3,085	1,622
Commercial real estate	290	270	234	237	114
Residential real estate	436	147	977	181	41
Construction real estate	295	472	186	316	176
Installment and other	113	306	181	152	296
Total recoveries	1,896	4,971	2,305	3,971	2,249
Net charge-offs	7,275	26,446	26,004	21,283	21,134
Balance at end of year	$28,358	$35,633	$34,873	$30,316	$24,504

Gross loans at end of year	$1,057,088	$1,193,824	$1,184,319	$1,176,393	$1,231,507
Ratio of allowance to total loans	2.68%	2.98%	2.94%	2.57%	1.99%
Ratio of net charge-offs to average loans	0.64%	2.18%	2.18%	0.54%	0.24%

Net charge-offs for 2013 totaled $7.3 million, a decrease of $19.2 million from 2012 primarily due to  decreases in net charge-offs for commercial real estate loans of $6.9 million, construction real estate loans  of $6.3 million, and commercial loans decreasing $3.9 million. The provision for loan losses decreased $27.2 million as no provision for loan losses was recorded for the year ended December 31, 2013 based upon management’s estimate of the adequacy of the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each classification to total loans:

	December 31,
	2013		2012		As Restated 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$3,958	13.73%	$7,085	15.84%	$6,575	13.04%
Commercial and residential real estate	18,861	70.54	21,624	68.13	21,066	69.00
Construction real estate	4,658	11.89	5,575	10.82	6,168	13.08
Installment and other	1,199	3.84	1,643	5.21	1,064	4.88
Unallocated	(318)	-	(294)	-	-	-
Total	$28,358	100.00%	$35,633	100.00%	$34,873	100.00%

	December 31,
	As Restated (Unaudited) 2010		As Restated (Unaudited) 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$6,444	12.30%	$5,843	10.92%
Commercial and residential real estate	17,548	69.29	10,974	68.88
Construction real estate	4,669	14.08	5,717	15.50
Installment and other	1,804	4.33	1,970	4.70
Unallocated	(149)	-	-	-
Total	$30,316	100.00%	$24,504	100.00%

The allowance for loan losses decreased $7.2 million from $35.6 million as of December 31, 2012 to $28.4 million as of December 31, 2013. No provision was required during 2013 as declining loan balances offset incurred credit losses.  The majority of the decrease was related to less-required general allocations as a result of an improving economy and lower loan balances. For further information, see the discussion in “Critical Accounting Policies—Allowance for Loan Losses” above in this Item 7.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  As discussed in Item 1 “Explanatory Note” and Item 9A “Controls and Procedures” in this Form 10-K, while the Bank undertook efforts to assist borrowers experiencing financial difficulties, at times, these actions preempted compliance with lending policies and internal controls.  Concessions were granted but TDR status was not always recognized when appropriate. This resulted in certain loans not timely moving to nonaccrual status or not being subject to an impairment analysis.  This resulted in a misstatement of the Company’s allowance for loan losses.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2013 were $133.0 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $5.9 million allocated in the allowance for loan losses as of December 31, 2013.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of December 31, 2013 were $111.8 million.  Of these, $80.9 million were still performing in accordance with modified terms as of December 31, 2013.

Although the Company believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled meetings of the Board of Directors of the Bank, a watch list is presented, listing significant loan relationships as “Special Mention,” “Substandard,” “Doubtful” and “Loss.”  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as “Loss” are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

See Item 1 “Explanatory Note” and Item 9A “Controls and Procedures” in this Form 10-K for a discussion of the restatement of previously issued financial statements as the result of correcting misstatements related to the Company’s allowance for loan losses, carrying value of OREO and loan credit quality disclosures.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.

Although management believes that adequate specific and general allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance for loan losses may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	December 31,
	2013	2012	As Restated 2011	As Restated 2010 Unaudited	As Restated 2009 Unaudited
	(In thousands)
Performing loans classified as:
Substandard	$88,291	$87,109	$72,254	$56,267	$30,648
Total performing adversely classified loans	$88,291	$87,109	$72,254	$56,267	$30,648
Special mention loans	$35,260	$11,848	$10,084	$1,091	$5,269

Total performing adversely classified assets as of December 31, 2013 were $88.3 million, an increase of $1.2 million primarily due to construction real estate loans.  In addition, special mention loans increased $23.4 million primarily due to commercial loans of $16.9 million and commercial real estate loans of $9.5 million. For further discussion of loans, see Note 5 “Loans and Allowance for Loan Losses” in Item 8, “Financial Statements and Supplementary Data.”

Sources of Funds

General. Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing and other general purposes.  Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money market conditions, general economic conditions and competition.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, MMDA, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from our market areas.  We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100 thousand and over:

December 31, 2013
(In thousands)
Time deposits $100,000 and over:
Maturing within three months	$52,890
After three but within six months	52,788
After six but within twelve months	63,242
After twelve months	65,399
Total time deposits $100,000 and over	$234,319

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The following table sets forth certain information regarding our borrowings for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	As Restated 2011
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$-	$-	$8,855
Maximum outstanding at any month-end during the period	-	-	10,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	2.82%
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%
Long-term borrowings:
Average balance outstanding	$22,300	$22,300	$22,985
Maximum outstanding at any month-end during the period	22,300	22,300	22,300
Balance outstanding at end of period	22,300	22,300	22,300
Weighted average interest rate during the period	3.39%	3.39%	3.40%
Weighted average interest rate at end of the period	3.39%	3.39%	3.39%
Junior subordinated debt:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	6.10%	6.10%	7.10%
Weighted average interest rate at end of the period (1)	5.95%	5.98%	6.08%

(1)	Excludes interest impact of compounding interest on deferred payments

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

We adhere to a liquidity policy, approved by the Board of Directors, which requires that we maintain the following liquidity ratios:

•	Net on-hand liquidity to total assets (defined as interest-bearing short-term investments plus securities not needed for collateral less short-term borrowings divided by total assets) should be greater than 0%;
•	Wholesale funding to total assets (defined as state deposits plus short and long-term borrowings divided by total assets) should be less than 20%;
•	Unused funding lines to total assets (defined as unused borrowings lines available from FHLB and other banks divided by total assets) should be greater than 10%;
•	Loans to deposits should be less than 110%; and
•	Unused commitments to fund loans to total assets (defined as unused lines of credit likely to be funded divided by total assets) should be less than 5%.

As of December 31, 2013 and 2012, we were in compliance with the foregoing policy.

As of December 31, 2013, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $147.8 million and standby letters of credit of $13.7 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $307.5 million as of December 31, 2013.  Based upon our historical experience, we expect to retain a substantial majority of these certificates of deposit when they mature.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow $50.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2013, we had the ability to borrow from the FHLB up to a total of $317.2 million in additional funds.  We also may borrow through the FRB’s discount window up to a total of $5.4 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.  Based upon the current economic conditions and uncertainties, the Company has adjusted its policies on administering its balance sheet to adjust to these changes. On March 26, 2014, the Company was notified that its borrowing line at the FHLB was reduced to $150.0 million.  In addition, on October 3, 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed initially by the Consent Order, which affect its ability to pay dividends to Trinity.  See “Business—Supervision and Regulation—Trinity—Dividends Payments” and “Business—Supervision and Regulation—The Bank—Dividend Payments” in Part I, Item 1 of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2013, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see “Capital Resources” included in this Item 7 below and Note 20 “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2013. For further discussion of the nature of each obligation, see Note 16 “Commitments and Off-Balance-Sheet Activities” in Item 8, “Financial Statements and Supplementary Data” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	3-5 years	After 5 years
	(In thousands)
Deposits without a stated maturity (1)	$974,139	$974,139	$-	$-	$-
Time deposits (1)	408,926	307,514	65,790	29,344	6,278
Long-term borrowings (1)	22,300	-	20,000	-	2,300
Operating leases	601	221	380	-	-
Capital lease obligation	2,211	2,211	-	-	-
Junior subordinated debt (1)	37,116	-	-	-	37,116
Total contractual long term cash obligations	$1,445,293	$1,284,085	$86,170	$29,344	$45,694

(1)	Excludes interest.

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

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2013.  Further discussion of these commitments is included in Note 16 “Commitments and Off-Balance-Sheet Activities” in Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	One year or less	1-3 years	3-5 years	After 5 years
	(In thousands)
Commitments to extend credit:
Commercial	$35,915	$35,615	$300	$-	$-
Commercial real estate	1,694	1,094	600	-	-
Residential real estate	1,266	475	-	-	791
Construction real estate	15,392	10,615	4,655	122	-
Revolving home equity and credit card lines	77,484	46,096	8,403	8,236	14,749
Other	16,070	16,070	-	-	-
Standby letters of credit	13,717	11,856	1,861	-	-
Total commitments to extend credit	161,538	121,821	15,819	8,358	15,540
Commitments to sell mortgage loans	9,370	9,370	-	-	-
ESOP liquidity put	3,366	674	1,346	1,346	-
Total commitments	$174,274	$131,865	$17,165	$9,704	$15,540

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments may expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The Bank’s contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The ESOP liquidity put is described in Note 13 “Retirement Plans” in Item 8, “Financial Statements and Supplementary Data.”

Capital Resources

The Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance-sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4%, and Tier 1 capital to total assets of 4%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  A “well–capitalized” institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6%, a minimum ratio of Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

A certain amount of Trinity’s Tier 1 Capital is in the form of trust preferred securities. See Note 11, ”Junior Subordinated Debt” in Item 8, “Financial Statements and Supplementary Data” for details on the effect these have on risk based capital. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank’s capital ratios fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of December 31, 2013, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2013 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$141,153	13.72%	$82,304	8.00%	N/A	N/A	N/A	N/A
Bank only	140,867	13.78%	81,795	8.00%	$102,244	10.00%	$112,469	11.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	122,786	11.93%	41,152	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	12.51%	40,898	4.00%	61,346	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	122,786	8.02%	61,210	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	8.39%	60,989	4.00%	76,237	5.00%	121,979	8.00%

N/A—not applicable

Statement of Cash Flows

Net cash provided by operating activities was $32.0 million, $41.6 million and $28.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by operating activities decreased $9.6 million from 2012 to 2013 primarily due to decreases in the provision of loan losses of $27.2 million and losses and write-downs on OREO of $3.1 million, partially offset by an increase in net income of $15.4 million. Net cash provided by operating activities increased $12.7 million from 2011 to 2012 primarily due to a decrease in net loss of $20.9 million and cash provided by the sales of loans held for sale, net of originations, of $9.9 million, partially offset by a decrease in deferred income tax assets of $10.9 million.

Net cash provided by (used in) investing activities was $108.8 million, ($26.6) million and ($6.2) million for the years ended December 31, 2013, 2012 and 2011, respectively.  Net cash provided by investing activities increased $135.4 million from 2012 to 2013 primarily due to cash provided by the funding of loans, net of repayments, of $165.2 million and a decrease in the purchase of securities of $29.2 million, partially offset by a decrease in cash proceeds from maturities and paydowns of available for sale securities of $54.0 million.  Net cash used in investing activities increased $20.4 million from 2011 to 2012 primarily due to a decrease in the proceeds of available for sale securities of $17.6 million, an increase in the purchase of held to maturity securities of $10.1 million, and an increase of the funding of loans, net of repayments, of $9.1 million. These net uses of cash were partially offset by an increase in the cash proceeds from maturities and paydowns of available for sale securities of $6.8 million and a decrease in the purchase of available for sale securities of $5.5 million.

Net cash (used in) provided by financing activities was ($10.6) million, $63.1 million and ($46.0) million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in cash used in financing activities of $73.7 million from 2012 to 2013 was primarily due to a decrease in cash provided by deposits of $76.1 million.  This net decrease in total deposits was due to a decision by management to decrease the amount of public deposits in order to decrease excess liquidity and increase capital ratios. From 2011 to 2012, net cash provided by financing activities increased $109.1 million primarily due to an increase in cash provided by deposits of $97.2 million and a decrease in cash used in the repayment of short-term borrowings of $11.2 million.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2013, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities as of December 31, 2013, on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect prepayment assumptions.

	Time to Maturity or Repricing
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$449,231	$367,686	$183,695	$58,445	$1,059,057
Loans held for sale	3,136	-	-	-	3,136
Investment securities	21,795	29,621	61,041	38,108	150,565
Securities purchased under agreements to resell	14,874	-	-	-	14,874
Interest-bearing deposits with banks	259,525	-	-	-	259,525
Total interest-earning assets	$748,561	$397,307	$244,736	$96,553	$1,487,157

Interest-bearing Liabilities:
NOW deposits	$231,157	$-	$-	$-	$231,157
Money market deposits	240,250	-	-	-	240,250
Savings deposits	353,656	-	-	-	353,656
Time deposits over $100,000	52,890	116,030	59,121	6,278	234,319
Time deposits under $100,000	44,919	93,675	36,013	-	174,607
Long-term borrowings	-	-	20,000	2,300	22,300
Capital lease obligation	-	2,211	-	-	2,211
Junior subordinated debt	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$939,368	$211,916	$115,134	$29,198	$1,295,616
Rate sensitive assets (RSA)	$748,561	$1,145,868	$1,390,604	$1,487,157	1,487,157
Rate sensitive liabilities (RSL)	939,368	1,151,284	1,266,418	1,295,616	1,295,616
Cumulative GAP (GAP=RSA-RSL)	(190,807)	(5,416)	124,186	191,541	191,541
RSA/Total assets	48.29%	73.90%	89.72%	95.94%	95.94%
RSL/Total assets	60.60%	74.25%	81.70%	93.59%	93.59%
GAP/Total assets	-12.31%	-0.35%	8.01%	12.35%	12.35%
GAP/RSA	-25.49%	-0.47%	8.93%	12.88%	12.88%

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

Based on simulation modeling as of December 31, 2013 and 2012, our net interest income would likely change over a one-year time period due to changes in interest rates as follows:

Change in Net Interest Income Over One Year Horizon

	December 31, 2013		December 31, 2012
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(4,615)	-10.00%	$(4,006)	-13.03%
+1.00	(6,023)	-13.05	(2,733)	-8.89
-1.00	115	0.25	(15)	-0.05
-2.00	55	0.12	(43)	-0.14

Our simulations used assume that changes in interest rates are immediate.

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

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trinity Capital Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of Trinity Capital Corporation & Subsidiaries (“the Company”) for the year ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Trinity Capital Corporation and Subsidiaries’ operations and cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated.

/s/ Moss Adams, LLP

Scottsdale, Arizona
March 15, 2012, except for the effects on the 2011 consolidated financial statements of the restatement described in Note 2, as to which the date is December 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trinity Capital Corporation

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation & Subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Dallas, Texas
December 12, 2014

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except share and per share data)

	2013	2012
ASSETS
Cash and due from banks	$16,799	$19,545
Interest-bearing deposits with banks	259,525	132,139
Securities purchased under resell agreements	14,874	9,276
Cash and cash equivalents	291,198	160,960
Investment securities available for sale, at fair value	123,304	112,897
Investment securities held to maturity, at amortized cost	19,844	20,494
Non-marketable equity securities	7,417	7,345
Loans held for sale	3,136	13,437
Loans (net of allowance for loan losses of $28,358 and $35,633 as of December 31, 2013 and 2012, respectively)	1,028,730	1,158,191
Mortgage servicing rights ("MSRs"), net	8,315	6,971
Premises and equipment, net	26,554	27,772
Other real estate owned ("OREO"), net	14,002	9,211
Other assets	27,520	27,634
Total assets	$1,550,020	$1,544,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$149,076	$164,445
Interest-bearing	1,233,989	1,228,694
Total deposits	1,383,065	1,393,139
Long-term borrowings	22,300	22,300
Junior subordinated debt	37,116	37,116
Other liabilities	15,463	10,440
Total liabilities	1,457,944	1,462,995

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 673,066 shares and 673,257 shares as of December 31, 2013 and 2012, respectively, at fair value	$3,366	$6,059

Commitments and contingencies (Notes 12, 16 and 18)

Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$34,439	$34,229
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,947	1,979
Common stock, no par, 20,000,000 shares authorized; 6,856,800 shares issued; 6,449,726 shares outstanding	6,836	6,836
Additional paid-in capital	2,005	2,005
Retained earnings	54,958	41,546
Accumulated other comprehensive (loss) income	(501)	237
Total stockholders' equity before treasury stock	99,684	86,832
Treasury stock, at cost, 407,074 shares	(10,974)	(10,974)
Total stockholders' equity	88,710	75,858
Total liabilities and stockholders' equity	$1,550,020	$1,544,912

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	As Restated 2011

Interest income:
Loans, including fees	$58,002	$64,446	$61,623
Interest and dividends on investment securities:
Taxable	1,456	1,742	2,966
Nontaxable	582	633	998
Other interest income	655	453	457
Total interest income	60,695	67,274	66,044

Interest expense:
Deposits	5,532	7,105	8,571
Borrowings	1,024	1,024	1,299
Junior subordinated debt	2,265	2,264	2,636
Total interest expense	8,821	10,393	12,506
Net interest income	51,874	56,881	53,538
Provision for loan losses	-	27,206	30,561
Net interest income after provision for loan losses	51,874	29,675	22,977

Noninterest income:
Mortgage loan servicing fees	2,563	2,591	2,637
Trust and investment services fees	2,359	2,057	1,903
Service charges on deposits	1,516	1,583	1,617
Net gain on sale of loans	5,175	8,410	4,027
Net (loss) gain on sale of securities	(80)	(149)	1,057
Other fees	3,650	3,601	3,451
Other noninterest income	282	1,032	1,139
Total noninterest income	15,465	19,125	15,831

Noninterest expenses:
Salaries and employee benefits	24,415	23,930	22,049
Occupancy	4,105	4,184	4,029
Amortization and valuation of other intangible assets	-	-	753
Losses and write-downs on OREO, net	980	4,129	3,597
Other noninterest expenses	24,976	19,315	22,149
Total noninterest expenses	54,476	51,558	52,577
Income before provision (benefit) for income taxes	12,863	(2,758)	(13,769)
(Benefit) provision for income taxes	-	(250)	9,639
Net income (loss)	12,863	(2,508)	(23,408)
Dividends and discount accretion on preferred shares	2,144	2,115	2,142
Net income (loss) available to common shareholders	$10,719	$(4,623)	$(25,550)
Basic earnings (loss) per common share	$1.66	$(0.72)	$(3.96)
Diluted earnings (loss) per common share	$1.66	$(0.72)	$(3.96)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013, 2012 and 2011
 (In thousands)

	2013	2012	As Restated 2011

Net income (loss)	$12,863	$(2,508)	$(23,408)
Other comprehensive (loss) income:
Unrealized gains (losses) on securities available for sale	(1,308)	477	(259)
Securities losses (gains) reclassified into earnings	80	149	(1,057)
Related income tax benefit (expense)	490	(250)	485
Other comprehensive (loss) income	(738)	376	(831)
Total comprehensive income (loss)	$12,125	$(2,132)	$(24,239)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share data)

	Common Stock
	Issued	Held in Treasury, at cost	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2010, as previously reported	$6,836	$(10,974)	$35,852	$1,899	$83,018	$692	$117,323
Cummulative effect of restatement on prior periods					(8,793)		(8,793)
Balance, December 31, 2010, as restated (unaudited)	6,836	(10,974)	35,852	1,899	74,225	692	108,530
Net loss, as restated					(23,408)		(23,408)
Other comprehensive loss						(831)	(831)
Dividends declared on common shares					(1,612)		(1,612)
Dividends declared or accrued on preferred shares					(1,964)		(1,964)
Amortization of preferred stock issuance costs			178		(178)		-
Increase in stock owned by ESOP participants, 15,339 shares					(173)		(173)
Net change in the fair value of stock owned by ESOP participants					(1,940)		(1,940)
Stock options and SARs expensed				77			77
Balance, December 31, 2011, as restated	6,836	(10,974)	36,030	1,976	44,950	(139)	78,679
Net loss					(2,508)		(2,508)
Other comprehensive income						376	376
Dividends declared on common shares					(967)		(967)
Dividends declared or accrued on preferred shares					(1,937)		(1,937)
Amortization of preferred stock issuance costs			178		(178)		-
Increase in stock owned by ESOP participants, 26,582 shares					(339)		(339)
Net change in the fair value of stock owned by ESOP participants					2,525		2,525
Stock options and SARs expensed				29			29
Balance, December 31, 2012	6,836	(10,974)	36,208	2,005	41,546	237	75,858
Net income					12,863		12,863
Other comprehensive loss						(738)	(738)
Dividends declared or accrued on preferred shares					(1,966)		(1,966)
Amortization of preferred stock issuance costs			178		(178)		-
Decrease in stock owned by ESOP participants, 191 shares					2		2
Net change in the fair value of stock owned by ESOP participants					2,691		2,691
Balance, December 31, 2013	$6,836	$(10,974)	$36,386	$2,005	$54,958	$(501)	$88,710

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	As Restated 2011
Cash Flows From Operating Activities
Net income (loss)	$12,863	$(2,508)	$(23,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,658	2,889	3,008
Provision for loan losses	-	27,206	30,561
Net loss (gain) on sale of investment securities	80	149	(1,057)
Net gain on sale of loans	(5,175)	(8,410)	(4,027)
Losses and write-downs on OREO, net	980	4,129	3,622
Loss on disposal of premises and equipment	2	8	-
Deferred tax assets, net	489	(241)	10,625
Stock options and stock appreciation rights ("SARs") expensed	-	29	77
Federal Home Loan Bank ("FHLB") stock dividends received	(6)	(7)	(9)
Net amortization of MSRs	1,540	1,623	1,505
Change in MSR valuation	(1,321)	404	1,868
Changes in operating assets and liabilities:
Other assets	2,375	1,763	3,485
Other liabilities	3,555	(258)	(2,338)
Net cash provided by operating activities before originations and gross sales of loans held for sale	18,040	26,776	23,912
Gross sales of loans held for sale	175,368	285,379	162,513
Origination of loans held for sale	(161,455)	(270,605)	(157,618)
Net cash provided by operating activities	31,953	41,550	28,807

Cash Flows From Investing Activities
Available for sale:
Proceeds from maturities and paydowns	61,643	115,685	108,904
Proceeds from sale	4,142	2,885	20,507
Purchases	(78,631)	(97,742)	(103,280)
Held to maturity:
Proceeds from maturities and paydowns	475	353	329
Purchases	-	(10,095)	-
Non-marketable equity securities:
Proceeds from maturities and paydowns	83	728	470
Purchases	(718)	(757)	(760)
Sale of OREO	1,538	6,880	3,841
Loans funded, net of repayments	124,327	(40,856)	(31,722)
Purchases of loans	(2,505)	(2,308)	(2,195)
Purchases of premises and equipment	(1,511)	(1,354)	(2,041)
Acquisition of intangible assets	-	-	(210)
Net cash provided by (used in) investing activities	108,843	(26,581)	(6,157)

Cash Flows From Financing Activities
Change in deposits	(10,074)	66,012	(31,218)
Repayment of short-term borrowings	-	-	(11,152)
Dividend payments	(484)	(2,904)	(3,588)
Net cash (used in) provided by financing activities	(10,558)	63,108	(45,958)

Net increase (decrease) in cash and cash equivalents	130,238	78,077	(23,308)
Cash and cash equivalents:
Beginning of period	160,960	82,883	106,191
End of period	$291,198	$160,960	$82,883

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,840	$10,094	$15,238
Income taxes	-	1,808	3,378
Non-cash investing and financing activities:
Transfers from loans to OREO	11,160	15,024	10,339
Transfers from loans to repossessed assets	330	186	909
Sales of OREO financed by loans	3,851	7,997	11,261
Dividends declared, not yet paid	1,725	243	1,210

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), TCC Advisors Corporation (“TCC Advisors”), LANB Investment Advisors, LLC (“LANB Investment Advisors”), and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (“VIEs”) under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company (“Title Guaranty”) was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2012, all operations of Title Guaranty had ended.

Basis of presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year then ended.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, which are more susceptible to change in the near term, include the allowance for loan losses and loan grading, initial recording and subsequent valuation for impairment of MSRs, income tax accounting, determination and disclosures of fair value, and other intangible asset impairment analysis.

Nature of operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos, Santa Fe and Albuquerque, New Mexico.  Its primary deposit products are term certificate, Negotiable Order of Withdrawal (“NOW”) and savings accounts and its primary lending products are commercial, residential and construction real estate loans.  The Company also offers trust and wealth management services.

Deposits with banks and securities purchased under resell agreements:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks with original maturities of 90 days or less.

Investment securities:  Securities classified as available for sale are debt securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income, net of the related deferred tax effect.  Securities classified as held to maturity are those securities that the Company has the ability and positive intent to hold until maturity.  These securities are reported at amortized cost.  Sales of investment securities held to maturity within three months of maturity are treated as maturities. Realized gains or losses are included in earnings on the trade date and are determined on the basis of the cost of specific securities sold.

Purchase premiums and discounts are generally recognized in interest income using the interest method over the term of the securities.  For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

An investment security is impaired if the fair value of the security is less than its amortized cost basis.  Once the security is impaired, a determination must be made to determine if it is other than temporarily impaired (“OTTI”).

In determining OTTI losses, management considers many factors, including: current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether it intends to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to the difference between the present value of the cash flows expected to be collected and fair value is recognized as a charge to other comprehensive income.

Non-marketable equity securities:  The Bank, as a member of the FHLB, is required to maintain an investment in common stock of the FHLB based upon borrowings made from the FHLB and based upon various classes of loans in the Bank’s portfolio.  FHLB and Federal Reserve Bank (“FRB”) stock do not have readily determinable fair values as ownership is restricted and they lack a market.  As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

Also included are the Bank’s investments in certain venture capital funds.  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank, the Los Alamos Commerce & Development Corporation and an individual not otherwise associated with Trinity or the Bank.  In 2009, the Bank created Finance New Mexico Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a new market tax credit project.  The initial value of these tax credits was $1.9 million and the initial amount of the loan was $5.2 million.  As of December 31, 2013, the amortized amount of the new market tax credit was $610 thousand and the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheets.  In September 2010, the Bank joined Southwest Medical Technologies, LLC as a 20% member.

These non-marketable investments are carried at cost and evaluated periodically by management for impairment.  Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the evidence available.  Evidence evaluated includes (if applicable), but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is recognized with a charge to earnings.

Loans held for sale:  Loans held for sale are those loans the Company intends to sell.  They are carried at the lower of aggregate cost or fair value.  Gains and losses on the sale of loans are determined by the difference between the sales proceeds plus the value of the MSRs compared to the carrying value of the loans.  These are generally sold within 30 to 60 days of origination.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal reduced by deferred fees and costs and the allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company amortizes these amounts over the estimated life of the loan.  Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.  Net deferred fees on real estate loans sold in the secondary market reduce the cost basis of such loans.

Interest on loans is accrued and reported as income using the interest method on daily principal balances outstanding.  Past due status is based on the contractual terms of the loan.  The Company generally discontinues accruing interest on loans when the loan becomes 90 days or more past due or when management believes that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on nonaccrual loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Such interest will be reported as income on a cash basis, only upon collection of such interest.

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

A loan is classified as a troubled debt restructure (“TDR”) when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.

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

A loan that is modified at a market rate of interest will not be classified as TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  A period of sustained repayment for at least six months generally is required for return to accrual status.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note.  The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment.  The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring.  A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue.  The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established.

Allowance for loan losses: The Company has established an internal policy to estimate the allowance for loan losses.  This policy is periodically reviewed by management and the Board of Directors.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged-off against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses on existing loans, based on an evaluation of the collectability of loans in the portfolio and prior loss experience.  This is based, in part, on an evaluation of the loss history of each type of loan over the past 12 quarters and this loss history is applied to the current outstanding loans of each respective type.  This loss history analysis is updated quarterly to ensure it encompasses the most recent 12 quarter loss history.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance for loan losses may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require it to recognize additional allowance for loan losses based on information available to them at the time of their examinations.

In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for impaired loans and historical loss experience factors, combined with other considerations, such as delinquency, nonaccrual status, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance for loan losses.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The general component is based upon (a) historic performance; and (b) an estimate of the impact of environmental or qualitative factors based on levels of credit concentrations; lending policies and procedures; the nature and volume of the portfolio; the experience, ability and depth of lending management and staff; the volume and severity of past due, criticized, classified and nonaccrual loans; the quality of the loan review system; the change in economic conditions; loan collateral value for dependent loans; and other external factors, examples of which are changes in regulations, laws or legal precedent and competition.

Concentrations of credit risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  A substantial portion of the Company’s loan portfolio includes loans that are made to businesses and individuals associated with, or employed by, the Los Alamos National Laboratory (“the Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

The Company recognizes a liability in relation to unfunded commitments that is intended to represent the estimated future losses on the commitments.  In calculating the amount of this liability, management considers the amount of the Company’s off-balance-sheet commitments, estimated utilization factors and loan specific risk factors.  The Company’s liability for unfunded commitments is calculated quarterly and the liability is included in “other liabilities” in the consolidated balance sheets.

Premises and equipment:  Premises and equipment is carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  For owned and capitalized assets, estimated useful lives range from three to 39 years.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.  Generally, the useful life on software is three years; on computer and office equipment, five years; on furniture, 10 years; and on building and building improvements, 10 to 39 years.

OREO:  OREO includes real estate assets that have been received in full or partial satisfaction of debt.  OREO is initially recorded at fair value establishing a new cost basis and subsequently carried at lower of cost basis or fair value.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in “losses and write-downs on OREO” in the consolidated statements of operations.  Operating results from OREO are recorded in “other noninterest expenses” in the consolidated statements of operations.

MSRs:  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans.  The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The carrying amount of MSRs, and the amortization thereon, is periodically evaluated in relation to their estimated fair values.  The Bank stratifies the underlying mortgage loan portfolio by certain risk characteristics, such as loan type, interest rate and maturity, for purposes of measuring impairment.  The Bank estimates the fair value of each stratum by calculating the discounted present value of future net servicing income based on management’s best estimate of remaining loan lives.

The carrying value of MSRs is amortized in proportion to, and over the period of, estimated net servicing income.

Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group, a reduction of the valuation allowance may be recorded as an increase to income.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual payment speeds and default rates and losses.  The Bank has determined that the primary risk characteristic of MSRs is the contractual interest rate and term of the underlying mortgage loans.

Fees earned for servicing rights are recorded as mortgage loan servicing fees in the consolidated statements of operations.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of MSRs as well as change in any valuation allowances are recorded in “other noninterest expenses” in the consolidated statements of operations.

Other intangible assets:  The Company may obtain intangible assets other than MSRs from time to time.  In certain cases, these assets have no definite life and are not amortized.  Other intangible assets may have an expected useful life and are amortized over this life.  All intangible assets are tested periodically for impairment and, if deemed impaired, the assets are written down to the current value, with the impairment amount being charged to current earnings.

Prepaid expenses:  The Company may pay certain expenses before the actual costs are incurred.  In this case, these expenses are recognized as an asset.  These assets are amortized as expense over the period of time in which the costs are incurred.  The original term of these prepaid expenses generally range from three months to five years.

Earnings (loss) per common share:  Basic earnings (loss) per common share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share are determined assuming that all in-the-money stock options were exercised at the beginning of the yearly period.  Shares related to unvested stock options are not treated as outstanding for the purposes of computing basic earnings (loss) per common share; however all allocated shares held by the ESOP are included in the average shares outstanding.

Average number of shares used in calculation of basic and diluted earnings (loss) per common share are as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	As Restated 2011
	(In thousands, except share and per share data)
Net income (loss)	$12,863	$(2,508)	$(23,408)
Dividends and discount accretion on preferred shares	2,144	2,115	2,142
Net income (loss) available to common shareholders	$10,719	$(4,623)	$(25,550)
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(407,074)	(407,074)	(407,074)
Weighted average common shares outstanding, net	6,449,726	6,449,726	6,449,726
Basic earnings (loss) per common share	$1.66	$(0.72)	$(3.96)
Diluted earnings (loss) per common share	$1.66	$(0.72)	$(3.96)

Certain stock options and restricted stock units were not included in the above calculation, as they would have an anti-dilutive effect as the exercise price is greater than current market prices.  The total number of shares excluded was approximately 42,000 shares, 137,000 shares and 272,000 shares for years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive income (loss):  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive income (loss) includes net income (loss) and other comprehensive income.  Other comprehensive income includes net unrealized gains and losses on investment securities available for sale, net of tax, which is also recognized as a separate component of equity.

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

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company files consolidated U.S. federal and New Mexico income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for years before 2009 for its federal and New Mexico filings.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not, or a likelihood of more than 50 percent, that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company recognizes interest made and/or penalties related to income tax matters in income tax expense. No such expense was recognized in the periods presented.

Stock-based compensation: The Company recognizes compensation expense for share-based compensation using the Black-Scholes model to value stock options and stock appreciation rights (“SARs”) on the date of the grant, and recognizes this expense over the remaining vesting term for the stock options or SARs.  The expected term is based upon the historical time from grant to exercise experienced by the Company.

Preferred stock:  Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the preferred stock and charged to retained earnings.  The accretion is recorded using the level-yield method.  Preferred dividends paid (declared and accrued) and any accretion is deducted from net income for computing net income available to common shareholders and earnings per share computations.

Fair value of financial instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications and restatement: Some items in the 2011 financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on 2011 net income (loss) or stockholders’ equity.  As discussed in Note 2, certain 2011 amounts have been restated.

Subsequent events: Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.

Note 2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s June 30, 2012 consolidated financial information on Form 10-Q, the Company’s management determined that the Bank had not properly recognized certain losses incurred in its loan portfolio on a timely basis.  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.  As a result of control weaknesses, certain losses and risks were not properly recognized on a timely basis, certain loans were not downgraded on a timely basis and TDR status was not being recognized when appropriate.  Therefore, certain loans were not properly taken off accrual status, impacting interest income, and valuations of underlying collateral, which are typically done with more regularity for nonaccrual loans, were not obtained on a timely basis and, in some cases, adverse appraisals were not considered.  These loans were not timely written down and the Bank’s allowance for loan losses was inadequate once these risks and losses were recognized in the proper periods.  In addition to the above items, certain adjustments were made to the carrying value of other real estate owned and associated other real estate owned charges. A derivative of the above items resulted in a variance in a valuation allowance on deferred taxes as described in Note 15. The above items resulted in an overstatement of the Company’s net income in the affected periods.  Retained earnings as of December 31, 2010, the accompanying 2011 consolidated financial data, and quarterly consolidated financial information for the quarters ended June 30, 2012 and March 31, 2012 have been restated from the amounts previously reported to correct the accounting for the impact of adjustments resulting from these impaired loans and the related interest.

Management conducted a review of the Bank’s current loan portfolio as well as historical loan portfolio dating back to loans existing as of the fourth quarter of 2010. From these reviews, management concluded that there were a number of loans with improper grading, TDR recognition, accrual status, valuations and impairments; the majority of which occurred from the fourth quarter 2010 through the fourth quarter of 2012, however, some dated back to 2006.

The following table summarizes the cumulative impact on net income (loss) and retained earnings through December 31, 2011.

	As Restated For the Years Ended December 31,
	2011	2010 and Prior (Unaudited)	Total
	(In thousands)
Net income (loss), as previously reported	$7,089	N/A	N/A
Adjustments (pretax):
Interest income	(1,663)	$(792)	$(2,455)
Provision for loan losses	(22,316)	(15,208)	(37,524)
Noninterest expenses	123	264	387
Total Adjustments (pretax)	(23,856)	(15,736)	(39,592)
Tax effect of restatement adjustments	(7,976)	(6,943)	(14,919)
Deferred tax asset valuation allowance	14,617	-	14,617
Tax (expense) benefit of restatement adjustments	(6,641)	6,943	302
Total Net Adjustments	(30,497)	$(8,793)	$(39,290)
Net income (loss), as restated	$(23,408)	N/A	N/A

The following tables summarize the effect of the adjustments included in the restatement on consolidated retained earnings, consolidated statement of operations, and the consolidated balance sheet and components of the consolidated statement of cash flows.  Reclassification adjustments for 2011 are included in the columns labeled “Adjustments” in the tables below to conform to the current year presentation and had no effect on 2011 net loss or stockholders’ equity.

Impact of Restatement on Retained Earnings as of December 31, 2010:

December 31, 2010 (Unaudited)
(In thousands)
Retained earnings, as previously reported	$83,018
Cumulative adjustments (pretax):
Interest income	(792)
Provision for loan losses	(15,208)
Noninterest expenses	264
Total cumulative adjustments (pretax)	(15,736)
Tax benefit of restatement adjustments	6,943
Total net adjustments	(8,793)
Retained earnings, as restated	$74,225

Consolidated Statement of Operations for the Year Ended December 31, 2011:

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Interest income:
Loans, including interest income and fees	$63,481	$(1,858)	$61,623
Other interest income	3,900	521	4,421
Total interest income	67,381	(1,337)	66,044
Total interest expense	12,506	-	12,506
Net interest income	54,875	(1,337)	53,538
Provision for loan losses	8,245	22,316	30,561
Net interest income after provision for loan losses	46,630	(23,653)	22,977
Total noninterest income	15,903	(72)	15,831
Noninterest expenses:
Losses and write-downs on OREO, net	3,233	364	3,597
Other expenses	49,213	(233)	48,980
Total noninterest expenses	52,446	131	52,577
Income (loss) before provision (benefit) for income taxes	10,087	(23,856)	(13,769)
Provision (benefit) for income taxes	2,998	6,641	9,639
Net income (loss)	7,089	(30,497)	(23,408)
Dividends and discount accretion on preferred shares	2,142	-	2,142
Net income (loss) available to common shareholders	$4,947	$(30,497)	$(25,550)
Basic earnings (loss) per common share	$0.77	$(4.73)	$(3.96)
Diluted earnings (loss) per common share	$0.77	$(4.73)	$(3.96)

Consolidated Balance Sheet as of December 31, 2011:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Loans, gross	$1,215,857	$(31,538)	$1,184,319
Allowance for loan losses	27,909	6,964	34,873
Net loans	1,187,948	(38,502)	1,149,446
Accrued interest receivable	5,889	(380)	5,509
OREO, net	14,139	(946)	13,193
Net deferred tax assets	8,102	(8,094)	8
Other	307,391	8,632	316,023
Total assets	$1,523,469	$(39,290)	$1,484,179

Total liabilities	$1,397,255	$-	$1,397,255

Stock owned by ESOP participants	8,245	-	8,245

Retained earnings	84,240	(39,290)	44,950
Other	33,729	-	33,729
Total stockholders' equity	117,969	(39,290)	78,679
Total liabilities and stockholders' equity	$1,523,469	$(39,290)	$1,484,179

Components of Consolidated Statements of Cash Flows for the Year Ended December 31, 2011:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$7,089	$(30,497)	$(23,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,245	22,316	30,561
Losses and write-downs on OREO, net	3,307	315	3,622
Deferred tax assets, net	(2,515)	13,140	10,625
Other activities	(2,008)	3,373	1,365
Changes in operating assets and liabilities:
Other assets	13,909	(10,424)	3,485
Other liabilities	(2,335)	(3)	(2,338)
Net cash provided by operating activities before originations and gross sales of loans held for sale	25,692	(1,780)	23,912
Gross sales of loans held for sale	162,513	-	162,513
Origination of loans held for sale	(157,618)	-	(157,618)
Net cash provided by operating activities	30,587	(1,780)	28,807

Cash Flows From Investing Activities
Sale of OREO	3,819	22	3,841
Loans funded, net of repayments	(32,984)	1,262	(31,722)
Purchases of loans	(2,690)	495	(2,195)
Other activties	23,919	-	23,919
Net cash used in investing activities	(7,936)	1,779	(6,157)

Cash Flows From Financing Activities
Net cash used in financing activities	(45,959)	1	(45,958)

Net decrease in cash and cash equivalents	(23,308)	-	(23,308)
Cash and cash equivalents:
Beginning of period	106,191	-	106,191
End of period	$82,883	$-	$82,883

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,238	$-	$15,238
Income taxes	3,378	-	3,378
Non-cash investing and financing activities:
Transfers from loans to OREO	$10,708	$(369)	$10,339
Transfers from loans to repossessed assets	1,292	(383)	909
Sales of OREO financed by loans	11,303	(42)	11,261
Dividends declared, not yet paid	1,210	-	1,210

See Note 24 for the impact of the restatement on net income (loss) for the three months ended March 31, 2012 and June 30, 2012.

Note 3. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  As of December 31, 2013 and 2012, the reserve requirement was $7.0 million and $6.2 million, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 4. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Government sponsored agencies	$73,391	$59	$(348)	$73,102
States and political subdivisions	501	4	-	505
Mortgage-backed securities ("MBSs")	5,540	11	(86)	5,465
Collateralized mortgage obligations ("CMOs")	44,705	238	(711)	44,232
Totals	$124,137	$312	$(1,145)	$123,304

December 31, 2012
U.S. Government sponsored agencies	$74,274	$112	$(24)	$74,362
States and political subdivisions	3,723	30	-	3,753
MBSs	5,286	31	(48)	5,269
CMOs	29,219	469	(175)	29,513
Totals	$112,502	$642	$(247)	$112,897

Securities Held to Maturity:	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
SBA pools	$9,756	$22	$-	$9,778
States and political subdivisions	10,088	-	(234)	9,854
Totals	$19,844	$22	$(234)	$19,632

December 31, 2012
SBA pools	$10,054	$25	$-	$10,079
States and political subdivisions	10,440	1,420	(124)	11,736
Totals	$20,494	$1,445	$(124)	$21,815

The Bank, as a member of the FRB of Kansas City and the FHLB of Dallas, is required to maintain an investment in capital stock of each.  No ready market exists for such stock, and they have no quoted market values.  For reporting purposes, this stock is assumed to have a market value equal to cost and is classified as non-marketable equity securities.  As of both December 31, 2013 and 2012, the total carrying balance of these investments was $3.8 million.

Realized net gains (losses) on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2013	2012	As Restated 2011
	(In thousands)
Gross realized gains	$59	$1	$1,064
Gross realized losses	(139)	(150)	(7)
Net (losses) gains	$(80)	$(149)	$1,057

A summary of unrealized loss information for investment securities, categorized by security type, as of December 31, 2013 and 2012 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:	(In thousands)
December 31, 2013
U.S. Government sponsored agencies	$44,501	$(290)	$9,940	$(58)	$54,441	$(348)
MBSs	2,083	(38)	1,100	(48)	3,183	(86)
CMOs	35,960	(711)	-	-	35,960	(711)
Totals	$82,544	$(1,039)	$11,040	$(106)	$93,584	$(1,145)
December 31, 2012
U.S. Government sponsored agencies	$27,874	$(24)	$-	$-	$27,874	$(24)
MBSs	2,226	(48)	-	-	2,226	(48)
CMOs	4,577	(58)	2,811	(117)	7,388	(175)
Totals	$34,677	$(130)	$2,811	$(117)	$37,488	$(247)

Securities Held to Maturity:	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2013
States and political subdivisions	$-	$-	$9,854	$(234)	$9,854	$(234)
Totals	$-	$-	$9,854	$(234)	$9,854	$(234)
December 31, 2012
States and political subdivisions	$84	$(9)	$821	$(115)	$905	$(124)
Totals	$84	$(9)	$821	$(115)	$905	$(124)

As of December 31, 2013, $104.8 million in investment securities had unrealized losses with aggregate depreciation of 1.3% of the Company’s amortized cost basis.  Of these securities, $21.2 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.6%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of December 31, 2013, by contractual maturity are shown below. Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity		Non-Marketable Equity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$16,557	$16,611	$-	$-	$150	$150
One to five years	57,335	56,996	-	-	610	610
Five to ten years	-	-	875	875	-	-
Over ten years	-	-	18,969	18,757	-	-
Equity securities with no stated maturity	-	-	-	-	6,657	6,657
Subtotal	73,892	73,607	19,844	19,632	7,417	7,417
MBSs	5,540	5,465	-	-	-	-
CMOs	44,705	44,232	-	-	-	-
Total	$124,137	$123,304	$19,844	$19,632	$7,417	$7,417

Securities with carrying amounts of $92.6 million and $33.0 million as of December 31, 2013 and 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans and Allowance for Loan Losses

As of December 31, 2013 and 2012, loans consisted of:

	December 31,
	2013	2012
	(In thousands)
Commercial	$145,445	$189,532
Commercial real estate	406,048	442,278
Residential real estate	341,050	372,983
Construction real estate	125,877	129,457
Installment and other	40,637	62,304
Total loans	1,059,057	1,196,554
Unearned income	(1,969)	(2,730)
Gross loans	1,057,088	1,193,824
Allowance for loan losses	(28,358)	(35,633)
Net loans	$1,028,730	$1,158,191

The following table presents fixed rate and variable rate loans by maturities as of December 31, 2013:

	< 1 Year	1 - 5 Years	5 - 10 Years	10 - 20 Years	20 - 30 Years	Total
	(In thousands)
Fixed rate loans	$62,658	$55,213	$8,563	$33,917	$146,835	$307,186
Variable rate loans	511,061	220,857	11,665	7,658	630	751,871
Total	$573,719	$276,070	$20,228	$41,575	$147,465	$1,059,057

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors review and approve these policies and procedures.  A reporting system supplements the review process by providing management with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

Management has identified the following categories in its loan portfolios:

Commercial loans: These loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business.  Underwriting standards are designed to promote relationship banking rather than transactional banking.  Management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of December 31, 2013, 30.2% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.

Construction real estate loans: These loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners.  Construction real estate loans are generally based upon estimates of costs and values associated with the completed project and often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential real estate loans: Underwriting standards for residential real estate and home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, maximum loan-to-value levels, debt-to-income levels, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

Installment loans: The Company originates consumer loans utilizing a credit scoring analysis to supplement the underwriting process.  To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed.  This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.  Additionally, trend and outlook reports are reviewed by management on a regular basis.

The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures, which include periodic internal reviews and reports to identify and address risk factors developing within the loan portfolio. The Company engages external independent loan reviews that assess and validate the credit risk program on a periodic basis.  Results of these reviews are presented to management and the Board of Directors.  During 2013, third party loan reviews included coverage of 32.5% and 32.4% of the total dollar amount of the loan portfolio as of March 31, 2013 and September 30, 2013, respectively. During 2012, third party loan reviews included coverage of 17.5% and 35.0% of the total dollar amount of the loan portfolio as of March 31, 2012 and September 30, 2012, respectively.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2013 and 2012, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
December 31, 2013	(In thousands)
Commercial	$142,221	$2,309	$376	$539	$3,224	$145,445
Commercial real estate	377,817	5,965	6,014	16,252	28,231	406,048
Residential real estate	332,381	2,437	434	5,798	8,669	341,050
Construction real estate	116,801	649	3,776	4,651	9,076	125,877
Installment and other	40,404	109	122	2	233	40,637
Total loans	$1,009,624	$11,469	$10,722	$27,242	$49,433	$1,059,057

Nonaccrual loan classification	$8,682	$5,878	$10,316	$27,210	$43,404	$52,086

December 31, 2012
Commercial	$187,001	$1,057	$636	$838	$2,531	$189,532
Commercial real estate	430,361	538	1,740	9,639	11,917	442,278
Residential real estate	364,035	1,861	228	6,859	8,948	372,983
Construction real estate	122,534	617	107	6,199	6,923	129,457
Installment and other	61,945	291	35	33	359	62,304
Total loans	$1,165,876	$4,364	$2,746	$23,568	$30,678	$1,196,554

Nonaccrual loan classification	$17,582	$1,845	$2,636	$23,568	$28,049	$45,631

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,990	$32	$3,691	$-
Commercial real estate	28,118	-	17,640	-
Residential real estate	11,279	-	11,249	-
Construction real estate	9,126	-	12,635	-
Installment and other	573	-	416	-
Total	$52,086	$32	$45,631	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, problem and potential problem loans are classified as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the likelihood that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  For loans greater than $1.0 million, the Bank’s loan policy requires an annual risk rating review.  However, any time a situation warrants, the risk rating may be reviewed.

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013	(In thousands)
Commercial	$101,028	$18,804	$25,600	$13	$145,445
Commercial real estate	316,434	15,165	74,449	-	406,048
Residential real estate	320,364	252	20,421	13	341,050
Construction real estate	105,864	1,005	18,517	491	125,877
Installment and other	39,698	34	905	-	40,637
Total	$883,388	$35,260	$139,892	$517	$1,059,057

December 31, 2012
Commercial	$151,716	$1,875	$35,591	$350	$189,532
Commercial real estate	381,673	5,693	54,444	468	442,278
Residential real estate	353,197	-	19,291	495	372,983
Construction real estate	104,047	4,280	20,883	247	129,457
Installment and other	61,333	-	971	-	62,304
Total	$1,051,966	$11,848	$131,180	$1,560	$1,196,554

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013	(In thousands)
Current	$880,764	$35,007	$93,362	$491	$1,009,624
Past due 30-59 days	2,217	253	8,999	-	11,469
Past due 60-89 days	407	-	10,302	13	10,722
Past due 90 days or more	-	-	27,229	13	27,242
Total	$883,388	$35,260	$139,892	$517	$1,059,057

December 31, 2012
Current	$1,050,256	$11,848	$103,266	$506	$1,165,876
Past due 30-59 days	1,602	-	2,672	90	4,364
Past due 60-89 days	107	-	2,444	195	2,746
Past due 90 days or more	1	-	22,798	769	23,568
Total	$1,051,966	$11,848	$131,180	$1,560	$1,196,554

As of December 31, 2013, nonaccrual loans totaling $51.6 million were classified as Substandard and $517 thousand were classified as Doubtful.  As of December 31, 2012, nonaccrual loans totaling $44.1 million were classified as Substandard and $1.6 million were classified as Doubtful.

The following table presents loans individually evaluated for impairment by class of loans as ofDecember 31, 2013 and 2012, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	December 31,
	2013			2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$17,958	$13,205	$-	$12,954	$7,443	$-
Commercial real estate	56,689	36,364	-	43,096	22,044	-
Residential real estate	15,211	12,462	-	15,881	13,228	-
Construction real estate	14,396	11,684	-	18,285	17,311	-
Installment and other	1,187	1,141	-	775	746	-

With an allowance recorded:
Commercial	15,925	15,924	275	25,835	25,743	1,575
Commercial real estate	22,646	22,501	2,782	23,887	23,859	3,072
Residential real estate	13,173	13,142	2,271	11,183	11,179	2,013
Construction real estate	5,638	5,638	445	3,464	3,464	355
Installment and other	927	926	115	1,244	1,243	225
Total	$163,750	$132,987	$5,888	$156,604	$126,260	$7,240

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2013, 2012 and 2011, showing the average recorded investment and the interest income recognized:

	2013		2012		As Restated 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$12,978	$548	$10,787	$221	$8,205	$42
Commercial real estate	32,835	626	29,161	479	25,500	110
Residential real estate	13,305	99	14,658	104	20,358	192
Construction real estate	14,610	126	20,375	217	30,584	213
Installment and other	1,150	32	2,258	23	3,188	34

With an allowance recorded:
Commercial	$18,293	$854	$15,287	$1,348	$4,967	$281
Commercial real estate	24,031	881	19,489	891	16,196	366
Residential real estate	11,918	430	10,150	401	7,563	191
Construction real estate	5,692	261	5,533	174	5,211	203
Installment and other	953	35	1,122	52	1,281	30
Total	$135,765	$3,892	$128,820	$3,910	$123,053	$1,662

If nonaccrual loans outstanding had been current in accordance with their original terms, $2.6 million,$2.4 million and $4.0 million would have been recorded as loan interest income during the years ended December 31, 2013, 2012 and 2011, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the years ended December 31, 2013, 2012 and 2011, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2013
Beginning balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633
Provision (benefit) for loan losses	(1,861)	1,118	1,136	(741)	372	(24)	-
Charge-offs	(2,028)	(3,296)	(2,447)	(471)	(929)	-	(9,171)
Recoveries	762	290	436	295	113	-	1,896
Net charge-offs	(1,266)	(3,006)	(2,011)	(176)	(816)	-	(7,275)
Ending balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358

Year Ended December 31, 2012
Beginning balance	$6,575	$10,832	$10,234	$6,168	$1,064	$-	$34,873
Provision (benefit) for loan losses	5,698	11,675	2,737	5,854	1,536	(294)	27,206
Charge-offs	(8,964)	(10,190)	(4,081)	(6,919)	(1,263)	-	(31,417)
Recoveries	3,776	270	147	472	306	-	4,971
Net charge-offs	(5,188)	(9,920)	(3,934)	(6,447)	(957)	-	(26,446)
Ending balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633

Year Ended December 31, 2011 (As restated)
Beginning balance (as restated)	$6,444	$8,109	$9,290	$4,669	$1,804	$-	$30,316
Provision (benefit) for loan losses	4,935	9,592	6,345	8,930	759	-	30,561
Charge-offs	(5,531)	(7,103)	(6,378)	(7,617)	(1,680)	-	(28,309)
Recoveries	727	234	977	186	181	-	2,305
Net charge-offs	(4,804)	(6,869)	(5,401)	(7,431)	(1,499)	-	(26,004)
Ending balance	$6,575	$10,832	$10,234	$6,168	$1,064	$-	$34,873

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2013
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$275	$2,782	$2,271	$445	$115	$-	$5,888
Loans collectively evaluated for impairment	3,683	7,917	5,891	4,213	1,084	(318)	22,470
Ending balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358
Loans:
Individually evaluated for impairment	$29,129	$58,865	$25,604	$17,322	$2,067	$-	$132,987
Collectively evaluated for impairment	116,316	347,183	315,446	108,555	38,570	-	926,070
Total ending loans balance	$145,445	$406,048	$341,050	$125,877	$40,637	$-	$1,059,057

December 31, 2012
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$1,575	$3,072	$2,013	$355	$225	$-	$7,240
Loans collectively evaluated for impairment	5,510	9,515	7,024	5,220	1,418	(294)	28,393
Ending balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633
Loans:
Individually evaluated for impairment	$33,186	$45,903	$24,407	$20,775	$1,989	$-	$126,260
Collectively evaluated for impairment	156,346	396,375	348,576	108,682	60,315	-	1,070,294
Total ending loans balance	$189,532	$442,278	$372,983	$129,457	$62,304	$-	$1,196,554

TDRs are defined as those loans where (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following loans were restructured during the periods indicated:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
December 31, 2013
Commercial	12	$1,654	$1,587	$11
Commercial real estate	10	15,531	15,006	265
Residential real estate	17	3,062	2,879	373
Construction real estate	3	524	514	10
Installment and other	12	216	216	10
Total	54	$20,987	$20,202	$669

December 31, 2012
Commercial	27	$26,264	$23,332	$898
Commercial real estate	7	7,605	7,579	752
Residential real estate	24	8,284	8,075	890
Construction real estate	9	2,949	2,825	48
Installment and other	17	535	534	94
Total	84	$45,637	$42,345	$2,682

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2013 and 2012:

	December 31,
	2013			2012
	Number of Contracts	Recorded Investment	Specific reserves allocated	Number of Contracts	Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
TDRs that subsequently defaulted:
Commercial	4	$236	$4	11	$1,497	$21
Commercial real estate	7	10,319	-	3	4,169	223
Residential real estate	7	1,421	28	10	2,280	34
Construction real estate	1	227	-	2	207	-
Installment and other	1	22	4	5	107	13
Total	20	$12,225	$36	31	$8,260	$291

The following table presents total TDRs, both in accrual and nonaccrual status, as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	214	$80,873	203	$80,609
Nonaccrual	78	30,957	104	26,975
Total TDRs	292	$111,830	307	$107,584

As of December 31, 2013, the Bank had a total of $312 thousand in commitments to lend additional funds to debtors who also had restructured loans.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a provision of $669 thousand and $2.7 million to the allowance for loan losses and resulted in charge-offs of $626 thousand and $2.8 million during the years ended December 31, 2013 and 2012, respectively.  The TDRs that subsequently defaulted required a provision of $36 thousand and $291 thousand to the allowance for loan losses and resulted in charge-offs of $626 thousand and $2.8 million during the years ended December 31, 2013 and 2012, respectively.

Loan principal balances to executive officers and directors of the Company was $271 thousand and $3.4 million as of December 31, 2013 and 2012, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $1.0 million and $4.1 million as of December 31, 2013 and 2012, respectively.  An analysis of the activity related to these loans as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Balance, beginning	$3,363	$3,277
Additions	-	221
Principal payments and other reductions	(3,092)	(135)
Balance, ending	$271	$3,363

Note 6. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2013 and 2012 is summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$958,468	$971,015
Other investors	99	152
Totals	$958,567	$971,167

During the years ended December 31, 2013, 2012 and 2011, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as “mortgage loan servicing fees” under “noninterest income” on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $225 thousand, $150 thousand and $179 thousand during the years ended December 31, 2013, 2012 and 2011, respectively.  These fees are recorded included in “noninterest income” on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $5.5 million and $7.1 million as of December 31, 2013 and 2012, respectively.  There were no custodial balances on deposit with other financial institutions as of December 31, 2013 and 2012.

An analysis of changes in the MSR asset for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$10,313	$9,188	$9,030
Servicing rights originated and capitalized	1,563	2,748	1,663
Amortization	(1,540)	(1,623)	(1,505)
	$10,336	$10,313	$9,188

Below is an analysis of changes in the MSR asset valuation allowance for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Balance at beginning of period	$(3,342)	$(2,938)	$(1,070)
Aggregate reductions credited to operations	2,890	970	227
Aggregate additions charged to operations	(1,569)	(1,374)	(2,095)
Balance at end of period	$(2,021)	$(3,342)	$(2,938)

The fair values of the MSRs were $8.7 million, $7.0 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Public Securities Association ("PSA") speed	166.67%	275.00%	320.00%
Discount rate	10.75	10.75	10.75
Earnings rate	1.79	0.84	1.22

Note 7. Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of December 31, 2013 and 2012, total OREO consisted of:

	December 31,
	2013	2012
	(In thousands)
Commercial real estate	$3,607	$1,937
Residential real estate	4,148	2,551
Construction real estate	6,247	4,723
Total	$14,002	$9,211

The following table presents a summary of OREO activity for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$9,211	$13,193
Transfers in at fair value	11,160	15,024
Write-down of value	(809)	(3,910)
Loss on disposal	(171)	(219)
Cash received upon disposition	(1,538)	(6,880)
Sales financed by loans	(3,851)	(7,997)
Balance at end of year	$14,002	$9,211

Note 8. Premises and Equipment

As of December 31, 2013 and 2012, premises and equipment consisted of:

	December 31,
	2013	2012
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	23,146	22,904
Furniture and equipment	32,191	31,370
Total	59,157	58,094
Accumulated depreciation and amortization	(32,603)	(30,322)
Premises and equipment, net	$26,554	$27,772

Depreciation on premises and equipment was $2.7 million, $2.9 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 9. Deposits

As of December 31, 2013 and 2012, deposits consisted of:

	December 31,
	2013	2012
	(In thousands)
Demand deposits, noninterest-bearing	$149,076	$164,445
NOW and money market accounts	471,407	418,653
Savings deposits	353,656	335,439
Time certificates, $100,000 or more	234,319	279,222
Other time certificates	174,607	195,380
Total	$1,383,065	$1,393,139

As of December 31, 2013, the scheduled maturities of time certificates were as follows:

(In thousands)
2014	$307,514
2015	38,401
2016	27,389
2017	18,687
2018	10,657
Thereafter	6,278
Total	$408,926

Deposits from executive officers, directors and their affiliates as of December 31, 2013 and 2012 were $722 thousand and $1.9 million, respectively.

Note 10. Long-term Borrowings

Notes payable to the FHLB as of December 31, 2013 and 2012 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted.  As of December 31, 2013, the total value of loans under the blanket assignment was $405.5 million.

				December 31,
Maturity Date	Rate	Type	Principal due	2013	2012
				(In thousands)
March 23, 2015	3.05%	Fixed	At maturity	$20,000	$20,000
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
				$22,300	$22,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of December 31, 2013:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	2.94% (variable)	6.88%	1.89% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	2.94% (variable)	6.88%	1.89% (variable)

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the “trust preferred securities”) in the amount and at the rate indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity, with the approval of the FRB.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by Trinity, which have terms substantially similar to the trust preferred securities.

Trinity has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods (or twenty consecutive quarterly periods in the case of Trusts with quarterly interest payments) with respect to each interest payment deferred.  During a period of deferral, unpaid accrued interest is compounded.

Under the terms of the debentures, under certain circumstances of default or if Trinity has elected to defer interest on the debentures, Trinity may not, with certain exceptions, declare or pay any dividends or distributions on its common stock or purchase or acquire any of its common stock.

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $1.9 million and $447 thousand as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company’s trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by Trinity.  Trinity also entered into an agreement as to expenses and liabilities with the Trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trusts other than those arising under the trust preferred securities.  The obligations of Trinity under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by Trinity of the Trusts’ obligations under the trust preferred securities.

Note 12. Description of Leasing Arrangements

The Company is leasing land in Santa Fe on which it built a bank office.  The construction of the office was completed in 2009.  The term remaining on the lease when acquired by the Company expires in 2014, and the lease contains an option to purchase the land at a set price at the termination of the initial term.  This lease is classified as a capital lease.  The Company also holds a note and mortgage on this land, and the interest payments received on the note are approximately equal to the payments made on the lease and the principal due at maturity (simultaneous with the lease maturity) will largely offset the option purchase price.

Lease payments for the years ended December 31, 2013, 2012 and 2011 totaled $451 thousand, $408 thousand and $382 thousand, respectively.

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of December 31, 2013:

Lease Payments under Capital Leases:

(In thousands)
2014	$3,040
Total minimum lease payments	3,040
Less: Amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	3,040
Less: Amount representing interest	(829)
Present value of net minimum lease payments	$2,211

Commitments for minimum future rentals under operating leases were as follows as of December 31, 2013:

Lease Payments under Operating Leases:

(In thousands)
2014	$221
2015	138
2016	134
2017	108
2018	-
Thereafter	-
Total	$601

Note 13. Retirement Plans

The Company has an ESOP for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year.  The employee’s interest in the ESOP vests over a period of six years.  The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP is funded by annual discretionary contributions by the Company as determined by its Board of Directors.  The Company recorded expense for discretionary contributions made to the ESOP during the years ended December 31, 2013, 2012 and 2011 of approximately $0 thousand, $287 thousand and $140 thousand, respectively.

All shares held by the ESOP, acquired prior to the issuance of ASC 718-40, "Compensation—Stock Compensation-Employee Stock Ownership Plans” are included in the computation of average common shares and common share equivalents.  This accounting treatment is grandfathered for shares purchased prior to December 31, 1992.  As permitted by ASC 718-40, compensation expense for shares released is equal to the original acquisition cost of the shares if acquired prior to December 31, 1992.  As shares acquired after ASC 718-40 were released from collateral, the Company reported compensation expense equal to the current fair value of the shares, and the shares became outstanding for the earnings per share computations.

Shares of the Company held by the ESOP are as follows:
	December 31,
	2013	2012
Shares acquired before December 31, 1992	215,572	215,633
Shares acquired after December 31, 1992	457,494	457,624
Total Shares	673,066	673,257

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years ended December 31, 2013, 2012 and 2011.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $3.4 million and $6.1 million as of December 31, 2013 and 2012, respectively.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 14. Stock Incentives

The Trinity Capital Corporation 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees.  Under the 1998 Plan, 400,000 shares (as adjusted for the stock split on December 19, 2002) from shares held in treasury or authorized but unissued common stock had reserved for granting options.  No further awards may be granted under the 1998 Plan.  Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.  Both of these plans were approved by the Company’s stockholders.  The Compensation Committee determines the terms and conditions of the awards.

Because share-based compensation vesting in the current periods was granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions. A summary of stock option, SAR and restricted stock unit (“RSU”) activity under the 1998 Plan and the 2005 Plan as of December 31, 2013 and 2012 is presented below:

Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2012	173,000	$28.97
Forfeited or expired	(42,000)	22.00
Outstanding as of December 31, 2012	131,000	31.20	1.70	$-
Forfeited or expired	(89,000)	31.53
Outstanding as of December 31, 2013	42,000	$30.50	1.18	$-
Vested as of December 31, 2013	42,000	$30.50	1.18	$-
Vested as of December 31, 2012	131,000	$31.20	1.70	$-

SARs:
Outstanding as of January 1, 2012	99,000	$26.93
Forfeited or expired	(99,000)	26.93
Outstanding as of December 31, 2012	-	$-	-	$-
Vested as of December 31, 2012	-	$-	-	$-

RSUs:
Outstanding as of January 1, 2012	-	$-
Granted	7,549	12.75
Forfeited or expired	(1,766)	-
Outstanding as of December 31, 2012	5,783	12.75	1.06	$-
Forfeited or expired	(2,205)	-
Outstanding as of December 31, 2013	3,578	$-	0.06	$-
Vested as of December 31, 2013	-	$-	-	$-
Expected to vest as of December 31, 2013	3,578	$-	0.06	$-
Vested as of December 31, 2012	-	$-	-	$-

There were no stock options exercised in 2013, 2012 or 2011.

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan or the 1998 Plan.  During 2013, the Company had no expense for stock incentives that vested in 2013.

Note 15. Income Taxes

The current and deferred components of the provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	As Restated 2011
	(In thousands)
Current provision (benefit) for income taxes:
Federal	$-	$-	$(451)
State	-	-	(56)
Deferred provision (benefit) for income taxes:
Federal	3,996	(1,387)	(4,016)
State	324	(92)	(455)
Change in valuation allowance	(4,320)	1,229	14,617
Total provision (benefit) for income taxes	$-	$(250)	$9,639

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013		2012
	Asset	Liability	Asset	Liability
	(In thousands)
Investment securities	$-	$3	$-	$2
Unrealized gain on securities available for sale	332	-	-	157
Stock dividends on FHLB stock	-	2	-	-
Venture capital investments	443	-	343	-
Loans held for sale	-	-	149	-
Allowance for loan losses	11,537	-	14,438	-
Premises and equipment	-	1,699	-	2,196
MSRs	-	3,289	-	2,780
Other intangible assets	456	-	493	-
OREO	1,709	-	1,155	-
Prepaid expenses	-	577	-	506
Accrued compensation	659	-	601	-
Net operating loss carryforwards	325	-	2,572	-
Business tax credits	1,475	-	1,576	-
Stock options and SARs expensed	160	-	160	-
Total deferred taxes	17,096	5,570	21,487	5,641
Allowance for deferred taxes	(17,096)	(5,570)	(21,487)	(5,641)
Net deferred taxes	$-	$-	$-	$-

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax will not be realized.  After considering the effects of the restatement, the Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of December 31, 2013 and 2012, management did not believe that it was more likely than not that the full amount of the deferred tax assets would be utilized in future periods.

For the year ended December 31, 2013, the Company had state net operating loss carryforwards of $7.0 million which will expire at various dates from 2031 to 2033.  Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

In September 2014, the Company filed amended federal income tax returns for tax years 2006-2011. The amended tax returns, which are under review by the Internal Revenue Service (“IRS”), would result in a refund of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years and amending prior tax returns for restated losses. As of both December 31, 2013 and 2012, the Company had income taxes receivable of $11.5 million which is included in “other assets” on the consolidated balance sheets.  However, this refund will be reviewed by the IRS, the outcome of which review is uncertain, but anticipated to be resolved during 2015.

The Company had business tax credits totaling $1.5 million as of both December 31, 2013 and 2012, which will begin to expire in 2031.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2013		2012		As Restated 2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statuatory tax rate	$4,502	35.00%	(965)	35.00%	$(4,819)	35.00%
Net tax exempt interest income	(197)	-1.53%	(209)	7.58%	(325)	2.36%
Interest disallowance	2	0.02%	5	-0.18%	12	-0.09%
Nondeductible expenses	37	0.29%	41	-1.49%	42	-0.31%
Nondeductible amortization of tax credits	217	1.69%	107	-3.88%	89	-0.65%
Recognition of realizable tax refunds	-	0.00%	-	0.00%	-	0.00%
Other, net	(241)	-1.87%	(208)	7.54%	23	-0.17%
Intra-period tax allocation	-	0.00%	(250)	9.06%	-	0.00%
State income tax, net of federal benefit	-	0.00%	-	0.00%	-	0.00%
Tax provision (benefit) before change in valuation allowance	4,320	33.60%	(1,479)	53.63%	(4,978)	36.14%
Change in valuation allowance	(4,320)	-33.60%	1,229	-44.56%	14,617	-106.16%
Provision (benefit) for income taxes	$-	0.00%	$(250)	9.07%	$9,639	-70.02%

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance on net deferred tax assets, a loss before provision (benefit) for income taxes and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss before provision (benefit) for income taxes. For the year ended December 31, 2012, this resulted in $250 thousand of income tax benefit.

The Company has no liabilities associated with uncertain tax positions as of December 31, 2013 and 2012 and does not anticipate providing an income tax reserve in the next twelve months.  During the years ended December 31, 2013 and 2012, the Company did not record an accrual for interest and penalties associated with uncertain tax positions.

Note 16. Commitments and Off-Balance-Sheet Activities

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

As of December 31, 2013 and 2012, the following credit-related commitments were outstanding:

	Contract Amount
	(In thousands)
	2013	2012
Unfunded commitments under lines of credit	$147,821	$173,663
Commercial and standby letters of credit	13,717	17,726

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the customer.  Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  Overdraft protection agreements are uncollateralized, but most other unfunded commitments have collateral.  These unfunded lines of credit usually do not contain a specified maturity date and may not necessarily be drawn upon to the total extent to which the Bank is committed.

Outstanding Letters of Credit:  In addition to short and long-term borrowings from the FHLB, the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  The total value of these letters of credit was $66.0 million and $106.3 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, all letters of credit had original terms of approximately one year.  These letters were secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures the Company’s short and long-term borrowings from FHLB.  On March 26, 2014, the Company was notified that its borrowing line at the FHLB was reduced to $150.0 million from $430.9 million.  In addition, on October 3, 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both December 31, 2013 and 2012, $575 thousand has been recorded as liabilities for the Company’s potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $10 thousand and $33 thousand as of December 31, 2013 and 2012, respectively, and are included in “other liabilities” on the consolidated balance sheets.

Note 17. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred stock to the U.S. Treasury under the Capital Purchase Program (“CPP”).  Below is a table disclosing the information on these two series:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost (in thousands)
Series A cumulative perpetual preferred shares	35,539	5% for first 5 years; thereafter 9%	$1,000	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000	2,102

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the years ended December 31, 2013 and 2012, a net amount of $178 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the years ended December 31, 2013, 2012 and 2011, the total of these amounts was $2.1 million.

On July 25, 2012, the U.S. Treasury held an auction of the Series A Preferred Stock and the Series B Preferred Stock and the securities are no longer owned by the U.S. Treasury.  The transactions closed on August 10, 2012.

On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of December 31, 2013 and 2012 were $1.7 million and $243 thousand, respectively, and are included in “other liabilities” on the consolidated balance sheets.  The terms of the preferred stock agreements restricts payments of dividends on parity or junior stock, such as common stock, until such dividends are brought current.

Note 18. Litigation

The Company received a subpoena from the Securities Exchange Commission (“SEC”) in January 2013 and subsequently received additional subpoenas and other requests for information.  The SEC’s requests relate to the circumstances surrounding the restatement of financial information for the years ended December 31, 2011 and 2010 and the quarters ended June 30, 2012 and March 31, 2012. Among other areas, the SEC has requested information relating to the timing of loan charge-offs, valuation of collateral, identification and impairment of certain loans and the required provisions for loan losses allocated to those loans.  The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation.

The Special Inspector General of the Troubled Asset Relief Program (“SIGTARP”) has requested information relating to certain matters that also pertain to the SEC investigation described above.  Trinity is cooperating with all requests from SIGTARP.

As of December 12, 2014, no suit or charges have been filed against the Company or its directors, executive officers or employees by any parties relating to the restatement.  While there is a reasonable probability that some loss will be experienced, through litigation or assessments, the potential loss cannot be quantified.  The Company has not accrued a reserve for any potential losses resulting from the investigations.

The Company is also party to other legal proceedings arising in the normal course of business, none of which is expected to be material to the Company. The Company can give no assurance, however, its business, financial condition and results of operations will not be materially adversely affected, or that it will not be required to materially change its business practices, based on (i) future enactment of new banking or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations as they may relate to the Company’s business, banking services or the financial services industry in general; (iii) pending or future federal or state governmental investigations of the business; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the banking or financial services industry generally.

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

As a result of using derivative instruments, the Bank has potential exposure to credit loss in the event of non-performance by the counterparties.  The Bank manages this credit risk by spreading the credit risk among counterparties that the Company believes are well established and financially strong and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.  The Bank’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Bank.  However, if the borrower defaults on the commitment the Bank requires the borrower to cover these costs.

The Company’s derivative instruments outstanding as of December 31, 2013 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

The Company originates single-family residential loans for sale pursuant to programs offered by Fannie Mae.  At the time the interest rate is locked in by the borrower, the Bank concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.  Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan.  This change is recorded to “other noninterest expenses” in the consolidated statements of operations.   The period from the time the borrower locks in the interest rate to the time the Bank funds the loan and sells it to Fannie Mae is generally 60 days.  The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into.  In the event that interest rates rise after the Bank enters into an interest rate lock, the fair value of the loan commitment will decline.  However, the fair value of the forward loan sale agreement related to such loan commitment generally increases by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

As of December 31, 2013, the Company had notional amounts of $5.9 million in contracts with customers and $9.4 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2012, the Company had notional amounts of $13.1 million in contracts with customers and $27.8 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $126.2 million and $149.7 million as of December 31, 2013 and 2012, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	December 31,
	2013	2012
	(In thousands)
Fixed rate (ranging from 1.9% to 10.5%)	$13,726	$18,429
Adjustable rate	112,452	131,225
Total	$126,178	$149,654

Note 20. Regulatory Matters

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

The Company is subject to restrictions on the payment of dividends and cannot pay dividends that exceed its net income or which may weaken its financial health.  The Company’s primary source of cash is dividends from the Bank.  Generally, the Bank is subject to certain restrictions on dividends that it may declare without prior regulatory approval.  The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus its retained income for the two preceding years.  Additionally, the Bank cannot pay dividends that are in excess of the amount that would result in the Bank falling below the minimum required for capital adequacy purposes.

Trinity’s and the Bank’s ability to pay dividends are subject to the prior approval of the FRB and the OCC under the terms of the Written Agreement and Consent Order, respectively.  Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability, without written approval of the FRB, to make payments on the Company’s junior subordinated debentures, incur or increase any debt, issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the OCC on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintains certain capital ratios and receive approval from the OCC prior to declaring dividends. The Written Agreement was filed with the Company’s Form

8-K filed on October 1, 2013; the Formal Agreement was filed with the Company’s Form 8-K filed on December 6, 2012; and the Consent Order was filed with the Company’s Form 8-K filed on December 23, 2013.  The Company and the Bank are taking actions to address the provisions of the enforcement actions.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2013.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$141,153	13.72%	$82,304	8.00%	N/A	N/A	N/A	N/A
Bank only	140,867	13.78%	81,795	8.00%	$102,244	10.00%	$112,469	11.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	122,786	11.93%	41,152	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	12.51%	40,898	4.00%	61,346	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	122,786	8.02%	61,210	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	8.39%	60,989	4.00%	76,237	5.00%	121,979	8.00%

December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	132,269	11.50%	92,042	8.00%	N/A	N/A	N/A	N/A
Bank only	129,386	11.29%	91,659	8.00%	114,573	10.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Consolidated	108,924	9.47%	46,021	4.00%	N/A	N/A	N/A	N/A
Bank only	114,794	10.02%	45,829	4.00%	68,744	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	108,924	6.98%	62,438	4.00%	N/A	N/A	N/A	N/A
Bank only	114,794	7.38%	62,183	4.00%	77,729	5.00%	N/A	N/A

N/A—not applicable

While the Bank’s capital ratios fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2013, the Bank was in compliance with these requirements.

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

The Company uses valuation techniques that are consistent with the sales comparison approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Derivatives. Derivative assets and liabilities represent interest rate contracts between the Company and loan customers, and between the Company and outside parties to whom it has made a commitment to sell residential mortgage loans at a set interest rate.  These are valued based upon the differential between the interest rates upon the inception of the contract and the current market interest rates for similar products.  Changes in fair value are recorded in current earnings.

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2013	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$73,102	$-	$73,102	$-
States and political subdivisions	505	-	505	-
MBSs	5,465		5,465
CMOs	44,232	-	44,232	-
Interest rate lock commitments and mandatory forward delivery commitments	192	-	192	-
Total	$123,496	$-	$123,496	$-

December 31, 2012
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$74,362	$-	$74,362	$-
States and political subdivisions	3,753	-	3,753	-
MBSs	5,269		5,269
CMOs	29,513	-	29,513	-
Interest rate lock commitments and mandatory forward delivery commitments	459	-	459	-
Total	$113,356	$-	$113,356	$-

There were no financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the year.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP.

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

In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For collateral dependent impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

OREO. OREO is adjusted to fair value at the time the loans are transferred to OREO. Subsequently, OREO is carried at the lower of the carrying value or fair value. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO asset at Level 3 based on collateral value.

As of December 31, 2013, impaired loans with a carrying value of $52.2 million had a valuation allowance of $5.9 million recorded during 2013. As of December 31, 2012, impaired loans with a carrying value of $58.2 million had a valuation allowance of $7.2 million recorded during 2012.

In the table below, OREO had write-downs during the years ended December 31, 2013 and 2012 of $809 thousand and $3.9 million, respectively, and accumulated valuation allowances of $5.5 million and $9.0 million, respectively, at year end.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are included in the table below:

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2013
Financial Assets:
Impaired loans	$52,243	$-	$-	$52,243
MSRs	8,642	-	-	8,642
Non-Financial Assets:
OREO	2,358	-	-	2,358

December 31, 2012
Financial Assets:
Impaired loans	$58,248	$-	$-	$58,248
MSRs	6,947	-	-	6,947
Non-Financial Assets:
OREO	6,006	-	-	6,006

See Note 6 for assumptions used to determine the fair value of MSRs. Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of December 31, 2013 and 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range, Weighted Average
December 31, 2013	(In thousands)
Impaired loans
Commercial	$15,649	Sales comparison	Adjustments for differences of comparable sales	0.00% to -17.50%, -1.40%
Commercial real estate	19,719	Sales comparison	Adjustments for differences of comparable sales	0.00 to -21.60, -15.40
		Income approach	Adjustments for differences in net operating income expectations	4.25 to 6.80, 6.44
Residential real estate	10,871	Sales comparison	Adjustments for differences of comparable sales	0.00 to -28.90, -6.40
Construction real estate	5,193	Sales comparison	Adjustments for differences of comparable sales	0.00 to -13.10, -3.00
Installment and other	811	Sales comparison	Adjustments for differences of comparable sales	0.00 to -34.30, -14.00
Total impaired loans	$52,243

OREO
Commercial real estate	$59	Sales comparison	Adjustments for differences of comparable sales	0.0 to -71.07, -16.85
Residential real estate	948	Sales comparison	Adjustments for differences of comparable sales	0.0 to -30.88, -5.28
Construction real estate	1,351	Sales comparison	Adjustments for differences of comparable sales	1.08 to -86.88, -30.46
Total OREO	$2,358

December 31, 2012
Impaired loans
Commercial	$24,168	Sales comparison	Adjustments for differences of comparable sales	0.00% to -100.00%, -5.75%
Commercial real estate	20,787	Sales comparison	Adjustments for differences of comparable sales	0.00 to -27.80, -9.00
		Income approach	Adjustments for differences in net operating income expectations	4.43 to 7.62, 6.14
Residential real estate	9,166	Sales comparison	Adjustments for differences of comparable sales	0.00 to -100.00, -12.00
Construction real estate	3,109	Sales comparison	Adjustments for differences of comparable sales	0.00 to -13.40, -3.30
Installment and other	1,018	Sales comparison	Adjustments for differences of comparable sales	0.0 to -44.30, -17.80
Total impaired loans	$58,248

OREO
Commercial real estate	$1,706	Sales comparison	Adjustments for differences of comparable sales	0.00 to -36.00, -31.60
Residential real estate	806	Sales comparison	Adjustments for differences of comparable sales	0.00 to -62.5, -6.70
Construction real estate	3,494	Sales comparison	Adjustments for differences of comparable sales	100.00 to -86.88, 9.36
Total OREO	$6,006

Fair Value Assumptions

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest-bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value and are classified as Level 1.

Securities purchased under resell agreements: The carrying amounts reported in the balance sheet approximate fair value and are classified as Level 1.

Held to Maturity Investments: The carrying amounts reported in the balance sheet approximate fair value and are classified as Level 2. The valuation methodology for held to maturity investments is consistent with the previously discussed methodology for available for sale investments.

Non-marketable equity securities:  The carrying amounts of FHLB and FRB stock approximate fair value based on the redemption provisions of the FHLB and FRB and are classified as Level 2.

Loans held for sale: The fair values disclosed are based upon the values of loans with similar characteristics purchased in secondary mortgage markets and are classified as Level 3.

Loans: For those variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The fair value of loans is classified as Level 3 within the fair value hierarchy.

Noninterest-bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand, and are classified as Level 1.

Interest-bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand, and are classified as Level 2.  The carrying amounts for variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.

Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and are classified as Level 2.

Junior subordinated debt: The fair values of the Company’s junior subordinated debt are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities, and are classified as Level 3.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments in the form of letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  It is the opinion of management that the fair value of these commitments would approximate their carrying value, if drawn upon, and are classified as Level 2.

Accrued interest: The carrying amounts reported in the balance sheet approximate fair value and are classified as Level 2.

The carrying amount and estimated fair values of other financial instruments as of December 31, 2013 and 2012 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and due from banks	$16,799	$16,799	$-	$-	$16,799
Interest-bearing deposits with banks	259,525	259,525	-	-	259,525
Securities purchased under resell agreements	14,874	14,874	-	-	14,874
Investments:
Available for sale	123,304	-	123,304	-	123,304
Held to maturity	19,844	-	19,632	-	19,632
Non-marketable equity securities	7,417	-	7,417	-	7,417
Loans held for sale	3,136	-	-	3,172	3,172
Loans, net	1,028,730	-	-	1,028,920	1,028,920
Accrued interest receivable	5,244	-	5,244	-	5,244
Interest rate lock commitments and mandatory forward delivery commitments	192	-	192	-	192

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$10	$-	$10	$-	$10

Financial liabilities:
Noninterest-bearing deposits	$149,076	$149,076	$-	$-	$149,076
Interest-bearing deposits	1,233,989	-	1,238,906	-	1,238,906
Long-term borrowings	22,300	-	25,654	-	25,654
Junior subordinated debt	37,116	-	-	19,743	19,743
Accrued interest payable	2,861	-	2,861	-	2,861

December 31, 2012
Financial assets:
Cash and due from banks	$19,545	$19,545	$-	$-	$19,545
Interest-bearing deposits with banks	132,139	132,139	-	-	132,139
Securities purchased under resell agreements	9,276	9,276	-	-	9,276
Investments:
Available for sale	112,897	-	112,897	-	112,897
Held to maturity	20,494	-	21,815	-	21,815
Non-marketable equity securities	7,345	-	7,345	-	7,345
Loans held for sale	13,437	-	-	13,810	13,810
Loans, net	1,158,191	-	-	1,146,888	1,146,888
Accrued interest receivable	5,524	-	5,524	-	5,524
Interest rate lock commitments and mandatory forward delivery commitments	459	-	459	-	459

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$34	$-	$34	$-	$34

Financial liabilities:
Noninterest-bearing deposits	$164,445	$164,445	$-	$-	$164,445
Interest-bearing deposits	1,228,694	-	1,235,055	-	1,235,055
Long-term borrowings	22,300	-	25,820	-	25,820
Junior subordinated debt	37,116	-	-	19,586	19,586
Accrued interest payable	1,842	-	1,842	-	1,842

Note 22. Other Noninterest Expense

Other noninterest expense items are presented in the following table for the years ended December 31, 2013, 2012 and 2011. Components exceeding 1% of the aggregate of total net interest income and total noninterest income are presented separately.

	Year Ended December 31,
	2013	2012	As Restated 2011
	(In thousands)
Other noninterest expenses:
Data processing	$3,202	$3,389	$3,429
Marketing	1,181	1,271	1,396
Amortization and valuation of MSRs	219	2,027	3,373
Supplies	652	691	780
Postage	795	763	646
Bankcard and ATM network fees	1,458	1,496	1,509
Legal, professional and accounting fees	7,169	3,839	3,061
FDIC insurance premiums	2,944	1,403	2,262
Collection expenses	4,369	2,037	2,093
Other	2,987	2,399	3,600
Total noninterest expenses	$24,976	$19,315	$22,149

Note 23. Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets
Cash	$1,315	$2,207
Investments in subsidiaries	129,077	116,264
Other assets	17,835	17,553
Total assets	$148,227	$136,024

Liabilities and Stockholders' Equity
Dividends payable	$1,725	$243
Junior subordinated debt	37,116	37,116
Other liabilities	17,310	16,748
ESOP	3,366	6,059
Stockholders' equity	88,710	75,858
Total liabilities and stockholders' equity	$148,227	$136,024

Statements of Operations

	Year Ended December 31,
	2013	2012	As Restated 2011
	(In thousands)
Dividends from subsidiaries	$25	$2,785	$7,119
Interest and noninterest income	463	446	445
Interest and noninterest expense	(1,175)	(1,444)	(1,928)
(Loss) income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	(687)	1,787	5,636
Income tax benefit	-	-	-
(Loss) income before equity in undistributed net income (loss) of subsidiaries	(687)	1,787	5,636
Equity in undistributed net income (loss) of subsidiaries	13,550	(4,295)	(29,044)
Net income (loss)	12,863	(2,508)	(23,408)
Dividends and discount accretion on preferred shares	2,144	2,115	2,142
Net income (loss) available to common shareholders	$10,719	$(4,623)	$(25,550)

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	As Restated 2011
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$12,863	$(2,508)	$(23,408)
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operating activities
Amortization of junior subordinated debt	14	14	14
Equity in undistributed net (income) loss of subsidiaries	(13,550)	4,295	29,044
Decrease (increase) in taxes receivable from subsidiaries	1,137	(2,605)	(5,029)
Increase in other assets	(296)	(2,598)	(4,639)
(Decrease) increase in other liabilities	(1,994)	4,497	10,654
Stock options and SARs expensed	-	29	77
Increase (decrease) in accrued dividend payable - trust preferred securities	1,376	(3)	(1,370)
Net cash (used in) provided by operating activities	(450)	1,121	5,343
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	42	(27)	189
Net cash provided by (used in) investing activities	42	(27)	189
Cash Flows from Financing Activities
Common shares dividend payments	-	(967)	(1,612)
Preferred shares dividend payments	(484)	(1,937)	(1,976)
Net cash used in financing activities	(484)	(2,904)	(3,588)
Net (decrease) increase in cash	(892)	(1,810)	1,944
Cash:
Beginning of year	2,207	4,017	2,073
End of year	$1,315	$2,207	$4,017

Note 24. Financial Information by Quarter (Unaudited)

Presented in the table below are the results of operations of the Company by quarter for 2013:

	Quarter Ended 2013

	December	September	June	March
	(In thousands, except per share data)

Interest income	$13,447	$14,873	$15,809	$16,566
Interest expense	2,083	2,146	2,236	2,356
Net interest income	11,364	12,727	13,573	14,210
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	11,364	12,727	13,573	14,210
Noninterest income	3,101	3,655	4,065	4,644
Noninterest expenses	16,138	13,623	11,793	12,922
(Loss) income before (benefit) provision for income taxes	(1,673)	2,759	5,845	5,932
(Benefit) provision for income taxes	-	-	-	-
Net (loss) income	(1,673)	2,759	5,845	5,932
Dividends and discount accretion on preferred shares	545	538	532	529
Net (loss) income available to common shareholders	$(2,218)	$2,221	$5,313	$5,403
Basic (loss) earnings per common share	$(0.34)	$0.34	$0.82	$0.84
Diluted (loss) earnings per common share	$(0.34)	$0.34	$0.82	$0.84

Presented in the table below are the results of operations of the Company by quarter for 2012 (as restated for the quarters ended June 30 and March 31):

	Quarter Ended 2012
			As Restated
	December	September	June	March
	(In thousands, except per share data)

Interest income	$17,713	$16,582	$16,451	$16,528
Interest expense	2,511	2,570	2,614	2,698
Net interest income	15,202	14,012	13,837	13,830
Provision for loan losses	11,976	1,156	7,455	6,619
Net interest income after provision for loan losses	3,226	12,856	6,382	7,211
Noninterest income	5,205	4,778	4,926	4,216
Noninterest expenses	14,023	12,371	13,270	11,894
(Loss) income before (benefit) provision for income taxes	(5,592)	5,263	(1,962)	(467)
(Benefit) provision for income taxes	(507)	477	(178)	(42)
Net (loss) income	(5,085)	4,786	(1,784)	(425)
Dividends and discount accretion on preferred shares	529	529	528	529
Net (loss) income available to common shareholders	$(5,614)	$4,257	$(2,312)	$(954)
Basic (loss) earnings per common share	$(0.87)	$0.66	$(0.36)	$(0.15)
Diluted (loss) earnings per common share	$(0.87)	$0.66	$(0.36)	$(0.15)

Presented in the table below are the results of the Company’s financial condition by quarter for 2013:

	2013
	December	September	June	March
	(In thousands)

Loans, gross	$1,057,088	$1,104,368	$1,127,421	$1,161,826
Allowance for loan losses	28,358	30,759	32,776	34,744
Net loans	1,028,730	1,073,609	1,094,645	1,127,082
Accrued interest receivable	5,244	5,416	5,599	5,779
OREO, net	14,002	9,495	9,143	8,498
Other	502,044	418,822	421,613	369,828
Total assets	$1,550,020	$1,507,342	$1,531,000	$1,511,187

Total liabilities	$1,457,944	$1,407,013	$1,436,316	$1,421,170

Stock owned by ESOP participants	3,366	3,366	3,366	4,679

Retained earnings	54,958	63,162	57,662	51,247
Other	33,752	33,801	33,696	34,091
Total stockholders' equity	88,710	96,963	91,318	85,338
Total liabilities and stockholders' equity	$1,550,020	$1,507,342	$1,531,000	$1,511,187

Presented in the table below are the results of the Company’s financial condition by quarter for 2012 (as restated as of June 30 and March 31):

	2012
			As Restated
	December	September	June	March
	(In thousands)

Loans, gross	$1,193,824	$1,206,894	$1,182,840	$1,195,762
Allowance for loan losses	35,633	35,419	37,306	36,745
Net loans	1,158,191	1,171,475	1,145,534	1,159,017
Accrued interest receivable	5,524	5,769	4,887	4,943
OREO, net	9,211	13,847	17,295	14,981
Other	371,986	337,851	336,353	326,036
Total assets	$1,544,912	$1,528,942	$1,504,069	$1,504,977

Total liabilities	$1,462,995	$1,440,516	$1,420,421	$1,418,217

Stock owned by ESOP participants	6,059	6,733	8,162	8,084

Retained earnings	41,546	47,334	41,645	45,006
Other	34,312	34,359	33,841	33,670
Total stockholders' equity	75,858	81,693	75,486	78,676
Total liabilities and stockholders' equity	$1,544,912	$1,528,942	$1,504,069	$1,504,977

Presented in the tables below are the results of operations and financial condition of the Company for June 30, 2012 as previously reported on the Company's 2012 Form 10-Q filed on August 8, 2012, and as restated:

	Quarter Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)

Interest income	$16,722	$(271)	$16,451
Interest expense	2,614	-	2,614
Net interest income	14,108	(271)	13,837
Provision for loan losses	9,755	(2,300)	7,455
Net interest income after provision for loan losses	4,353	2,029	6,382
Noninterest income	4,926	-	4,926
Noninterest expense	13,164	106	13,270
(Loss) income before (benefit) provision for income taxes	(3,885)	1,923	(1,962)
(Benefit) provision for income taxes	(1,607)	1,429	(178)
Net (loss) income	(2,278)	494	(1,784)
Dividends and discount accretion on preferred shares	528	-	528
Net (loss) income available to common shareholders	$(2,806)	$494	$(2,312)
Basic (loss) earnings per common share	$(0.44)	$0.08	$(0.36)
Diluted (loss) earnings per common share	$(0.44)	$0.08	$(0.36)

	June 30, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Loans, gross	$1,199,244	$(16,404)	$1,182,840
Allowance for loan losses	25,071	12,235	37,306
Loans, net	1,174,173	(28,639)	1,145,534
Accrued interest receivable	5,221	(334)	4,887
OREO, net	30,199	(12,904)	17,295
Net deferred tax assets	6,785	(6,785)	-
Other	328,081	8,272	336,353
Total assets	$1,544,459	$(40,390)	$1,504,069

Total liabilities	$1,419,922	$499	$1,420,421

Stock owned by ESOP participants	8,162	-	8,162

Retained earnings	82,534	(40,889)	41,645
Other	33,841	-	33,841
Total stockholders' equity	116,375	(40,889)	75,486
Total liabilities and stockholders' equity	$1,544,459	$(40,390)	$1,504,069

Presented in the tables below are the results of operations and financial condition of the Company for March 31, 2012 as previously reported on the Company's 2012 Form 10-Q filed on May 10, 2012, and as restated:

	Quarter Ended March 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)

Interest income	$16,980	$(452)	$16,528
Interest expense	2,698	-	2,698
Net interest income	14,282	(452)	13,830
Provision for loan losses	2,119	4,500	6,619
Net interest income after provision for loan losses	12,163	(4,952)	7,211
Noninterest income	4,216	-	4,216
Noninterest expense	12,302	(408)	11,894
Income (loss) before provision (benefit) for income taxes	4,077	(4,544)	(467)
Provision (benefit) for income taxes	1,562	(1,604)	(42)
Net income (loss)	2,515	(2,940)	(425)
Dividends on preferred shares	529	-	529
Net income (loss) available to common shareholders	$1,986	$(2,940)	$(954)
Basic earnings (loss) per common share	$0.31	$(0.46)	$(0.15)
Diluted earnings (loss) per common share	$0.31	$(0.46)	$(0.15)

	March 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Loans, gross	$1,229,624	$(33,862)	$1,195,762
Allowance for loan losses	27,262	9,483	36,745
Loans, net	1,202,362	(43,345)	1,159,017
Accrued interest receivable	5,402	(459)	4,943
OREO, net	15,575	(594)	14,981
Net deferred tax assets	7,625	(7,625)	-
Other	315,620	10,416	326,036
Total assets	$1,546,584	$(41,607)	$1,504,977

Total liabilities	$1,418,441	$(224)	$1,418,217

Stock owned by ESOP participants	8,084	-	8,084

Retained earnings	86,388	(41,382)	45,006
Other	33,671	(1)	33,670
Total stockholders' equity	120,059	(41,383)	78,676
Total liabilities and stockholders' equity	$1,546,584	$(41,607)	$1,504,977

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Background to Restatement

On November 13, 2012, the Company announced that the Company’s Form 10-K filing for December 31, 2011, and Form 10-Q filings for June 30, 2012 and March 31, 2012 could not be relied upon.  After further review by management, the Company announced on April 26, 2013 that the misstatements resulted in non-reliance of the Form 10-K for December 31, 2010 and subsequent Form 10-K and Form 10-Q filings.  Financial information for the Restated Periods included in the reports on Form 10-K and Form 10-Q and earnings press releases and similar communications issued by us prior to the date of this Form 10-K, should not be relied upon and information for the Restated Periods are superseded in their entirety by this Annual Report on Form 10-K.  Please refer to Item 1 included herein in Part I and to Note 2 to the consolidated financial statements included herein in Part II, Item 8 for further discussion on the effects of the restatement.  As discussed in more detail below, there were several causes for the misstatements in the Company’s financial statements connected to material weaknesses in our disclosure controls and procedures and internal control over financial reporting dating back to 2006.

To address the material weaknesses described below, the Company performed extensive procedures to ensure the reliability of its financial reporting.  These procedures included, for all significant lending relationships, the reassessment of loan grading, TDR recognition, accrual status, collateral valuations, impairment and required loan loss reserves.  The additional procedures were conducted at a detailed level and included the dedication of a significant amount of internal resources and external consultants. As a result, Management believes that the consolidated financial statements and other financial information included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Securities Exchange Act Rules 13a-15 (e) and 15d-15(e).

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors or fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met and Management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the 1992 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, 2012, 2011 2010, 2009, 2008, 2007 and 2006, each as a result of the material weaknesses in internal control over financial reporting as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management’s assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the Internal Control —Integrated Framework issued by the COSO.

All internal control systems, no matter how well designed, have inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and filing of this Form 10-K, the Company’s Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Based on this evaluation, Management has concluded that there were control deficiencies in the Company’s internal control over financial reporting, which individually or in combination were considered material weaknesses as of December 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013:

(1) Controls were not designed properly and/or certain senior managers circumvented the controls in the Loan Department:

•	Certain members of management placed undue pressure on employees to override controls.
•	Actions taken by certain members of management undermined the employees’ understanding of the importance of internal controls, compliance with regulatory requirements and the importance of the audit and examination process.
•	The Company has a strong culture of customer service, which is manifested in the Company’s efforts to assist borrowers experiencing financial difficulty. However, in some cases certain managers prioritized assisting troubled borrowers over compliance with the Company’s lending policies and internal controls.
•	The controls over loan file maintenance was not designed properly to ensure segregation of duties related to changes.

(2) The override of controls by certain senior managers and other weaknesses in the controls over loan losses resulted in material misstatements:

•	Although the Company has a loan policy that sets forth the criteria for identifying loans that must have annual or more frequent reviews, controls were not in place to ensure that loans meeting these criteria under the policy were identified, tracked and adequately analyzed. As a result, loans with deteriorated credit quality were frequently not identified in a timely manner.
•	As noted above, the Company’s loan policy establishes which loans must receive annual or more frequent reviews. These required reviews were performed by the respective loan officers but were not reviewed by an independent individual unless the loan officer identified that credit as classified. This created the risk that a troubled loan would not be identified in a timely manner.
•	The Company has a policy to obtain appraisals relating to underlying collateral on loans and OREO; however, in some instances, under direction of certain senior managers, appraisals were not obtained timely. In addition, in some instances adverse appraisals were not considered in assessing the need for charge-offs, loan downgrades, or write-downs on OREO.
•	The Company retained the services of a third-party to review the accuracy of loan grades and impairments in the loan portfolio. However, the effectiveness of this loan review was impaired by the following factors:
▪	Management limited some of the information supplied to the third-party loan review provider.
▪	The loan review was performed by analyzing individual loans rather than taking into consideration the entire relationship with certain borrowers. Due to the structure of many of the Company’s lending relationships, this approach prevented the reviewer from identifying deteriorated loans in some cases.

(3) The reporting structure and internal weaknesses in the Internal Audit Department prevented it from performing its designated function.  This resulted in weaknesses in the Company’s internal control structure and incomplete communications to the Audit Committee and Board of Directors.

Reporting Structure:

Although the Internal Audit Department formally reported directly to the Audit Committee, in practice, the Chief Executive Officer supervised the Vice President of Internal Audit until the management structure was changed in 2013.  As a result, the following conditions existed during that period of supervision:

•	Management reviewed and, on certain occasions, required modifications or deletions be made to reports from the Vice President of Internal Audit prior to their presentation to the Audit Committee. In some cases these modifications included certain audit findings.
•	The Chief Executive Officer, participated with the Audit Committee Chair in the performance evaluation for the Vice President of Internal Audit, leading to the impression of a lack of independence.

Internal Weaknesses:

Certain weaknesses inside of the Internal Audit Department prevented it from performing its designed function:

•	The Internal Audit Department had a formalized process for planning and performing audit procedures with risk ratings. However, a formalized risk assessment process was not established and audit procedures performed by the Internal Audit Department did not sufficiently consider risks in financial reporting. The work performed by the Internal Audit Department was not sufficient to comply with all of the Company’s obligations under Section 404 of the Sarbanes Oxley Act and the Federal Deposit Insurance Corporation Improvement Act.
•	Process and control documentation provided to the Internal Audit Department did not accurately reflect the actual processes and controls of the Company. Process and control flow charts provided to the Internal Audit Department in some cases did not reflect process updates, included controls that were no longer being performed, and did not reflect certain new controls being implemented. These inaccuracies impaired the ability of the Internal Audit Department to accurately assess risk and design appropriate audit procedures.
•	Individuals in the Internal Audit Department did not regularly receive updated training to reinforce their existing experience, knowledge and skills, and to ensure they had an understanding of new trends and best practices in the industry.

(4) The processes for compiling and producing financial reports did not include effective controls. Additionally, there were ineffective processes for monitoring the adequacy of the controls and related policies and procedures:

•	There were weaknesses in the accounting process where segregation of duties did not exist or existed but were not performed on a timely basis or at level of precision that allowed for accurate and timely financial statement reporting.

(5) Trinity did not employ personnel with adequate expertise in tax accounting and preparation, which prevented Trinity from having adequate controls and accurate tax accounting and reporting.

•	Management did not possess sufficient expertise in tax accounting and preparation or to design and implement adequate controls related to taxes. The controls were not effective in ensuring the accuracy and completeness of the components of the income tax provision calculated, related deferred income taxes, and income taxes receivable/payable and over the monitoring of the differences between the tax basis and the book value of assets and liabilities to effectively reconcile the differences in the reported tax balances. As a result, errors occurred in the calculation and reporting for taxes.

These material weaknesses contributed to certain misstatements in our loan losses, particularly in the timing of which certain inherent risks and losses in loans should have been recognized. This impacted our financial condition and results of operations by overstating income for the Restated Periods, as discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8.

Independent Registered Public Accounting Firm Attestation on Management’s Assessment of Internal Controls

There is no requirement for the Company to have its independent registered public accounting firm report on the Company’s internal controls as of December 31, 2013.

Changes in Internal Control over Financial Reporting

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

•	The Company has replaced several members of senior management and the Loan Department. Various officers of the Company, including several loan officers, have left the Company, and the Company has engaged a new Chief Executive Officer, Senior Lending Officer and Chief Credit Officer. Additional staff was added in the Compliance, Accounting and Audit Departments. In addition, the Company has hired an individual for the newly created position of Chief Risk Officer and a new Chief Information Officer. Moreover, Trinity is conducting a search for a new Chief Financial Officer.

•	The Board of Directors has appointed a new member to chair the Board Audit Committee. The new Audit Committee Chair has significant experience auditing large, sophisticated companies and has been designated by the Board as a qualified financial expert.
•	The Board of Directors is strengthening the Company’s control environment by ensuring that management has adopted a philosophy, operating style and general tone that promotes and reinforces the importance of internal controls and compliance. This is being accomplished through formal as well as informal communications from the Board and Management, development and issuance of formal control procedures, and providing formal training to individuals responsible for the operation of controls.
•	The process and controls for the review of loans were reevaluated and restructured. Controls over loan review and grading ensure that all loans requiring review under the loan policy are reviewed, accurate loan grades are assigned, and grade changes, TDR status, loan impairments and charge-offs are recognized in a timely manner. Loans under common relationships will be evaluated by considering global, historic cash flows.
•	The Company has implemented a review and approval process over the periodic loan reviews that are completed by loan officers. These reviews will consider the information utilized, assumptions made, and conclusions reached by the loan officer.
•	The Company has restructured its loan review function. This function is now outsourced and conducted by external independent loan review personnel. This ensures independence from the Loan Department and that all disagreements are resolved by individuals who can be assured will render an unbiased opinion.
•	In addition to the above steps, the Company increased its internal control testing over these areas and increased the Company’s external loan review sample. The Company engaged a new independent firm to conduct the external loan review.
•	The Audit Committee reinforced the reporting structure of the Internal Audit Department to ensure the independence of the department. The Vice President of Internal Audit reports directly to the Audit Committee of the Board. The Department is free from interference in determining the scope of internal auditing, performing work, and communicating results. Individuals who may be impacted by the Internal Audit Department’s findings will not be put in a position to oversee the department.
•	The Internal Audit Department updated its risk assessments and understanding of internal processes and controls over the Company’s significant transaction cycles. The scope of testing performed by the department incorporates an assessment of the risks that could result in a misstatement of the Company’s financial statements.
•	External resources have been engaged to perform audits, provide training and support to the Internal Audit Department staff.
•	The Company engaged an external accounting firm to assist with the computation, accounting and reporting of taxes.
•	The Company is re-evaluating the systems and tools utilized in compiling and issuing its financial statements. The Company has imposed controls relating to the segregation of duties and access rights to various systems.

The remediation plans identified above were in progress as of the date of this Annual Report. Management anticipates that these remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

Board of Directors.

Trinity’s Board of Directors is divided into three classes with one class elected each year to serve for a three-year term.  In 2012, the Board resolved to continue with a board of nine directors. Three Class III directors, all incumbent nominees, were re-elected at the 2012 Annual Meeting to serve until the Annual Meeting of Stockholders in 2015 or until their respective successors are elected or appointed.  As a result of the need to restate its financial statements, Trinity has not held an annual meeting since its 2012 Annual Meeting conducted on May 17, 2012.  Following the filing of this Form 10-K, the Company anticipates holding its 2014 Annual Meeting, at which stockholders will be asked to elect Class I directors, who would have been nominated at the 2013 Annual Meeting, for a term expiring in 2016, as well as its Class II directors for a term expiring in 2017.

On January 28, 2013, Stanley D. Primak resigned from the Boards of Trinity and the Bank.  The Boards thereafter reduced its size to eight members.  On February 1, 2013, William C. Enloe resigned as Director of Trinity, the Bank and Title Guaranty and as Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank and Title Guaranty.  The Boards of Trinity and the Bank thereafter reduced its size to seven members.  On July 18, 2013, the Board of the Bank increased its size to eight members and added James E. Goodwin, Jr. as a Class III Director.  On October 17, 2013, the Board of Trinity increased its size to eight members and added Mr. Goodwin as a director.  The Chairman of the Board of Trinity appointed Mr. Goodwin to Audit Committee Chair.  On May 29, 2014, the Boards of Trinity and the Bank increased their size to nine members and added John S. Gulas as a Class II director of Trinity and as a director of the Bank. On May 29, 2014, Mr. Gulas was also appointed to the positions of Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank.  On August 21, 2014, Mr. Wells provided notice of his resignation from Trinity and the Bank, effective December 31, 2014.  The Company disclosed this notice on a Form 8-K filed on August 28, 2014.  Ms. Johnson notified the Boards of Trinity and the Bank on October 9, 2014 of her intent not to stand for re-election at the Company’s next Annual Meeting.  The Company disclosed this notice on a Form 8-K filed on October 16, 2014.

The following descriptions provide the background and qualifications for each director, including the year each became a director of Trinity and his or her positions with the Company. The age indicated for each individual is as of December 12, 2014.  There are no family relationships among directors or executive officers of the Company.

JAMES E. GOODWIN, JR.
Director Since 2013
Class III Director

Mr. Goodwin, age 66, has served as a member of the Boards of Directors of Trinity and the Bank since 2013. He is the Chair of the Audit Committee and serves as the audit committee financial expert, as defined under the SEC rules and regulations. Mr. Goodwin is also Chair of the Board’s Asset/Liability Management Committee and is a member of the Board’s Compensation, Loan and Strategic Planning Committees. He was a Partner in the firm of PricewaterhouseCoopers LLP and served as a member of the firm’s U.S. Board of Partners and Principals. Mr. Goodwin is a graduate of Virginia Polytechnic Institute and State University with a B.S. in Accounting and served on the Advisory Board for its College of Business-Department of Accounting and Information Technology.  He was a Certified Public Accountant in various states from 1973 until his retirement in 2009.

Mr. Goodwin served as President of the Alzheimer’s Association/Greater Houston Chapter and as the Treasurer of Big Brothers/Big Sisters of Greater Memphis.  He also served on the Boards of Directors of those organizations as well as the National Conference of Christians and Jews, Memphis Chapter, and the Japan/American Society of Houston.  He was a member of the Board of the School of Advanced Research and the Cancer Foundation for New Mexico, both located in Santa Fe.  He is currently a member of the Board of the Museum of New Mexico Foundation and a member of the Board of The National Dance Institute of New Mexico.  He also serves as a member of the Audit Committee of the New Mexico State Investment Council.

Mr. Goodwin brings extensive accounting, auditing, financial reporting and risk management experience to the Board.  He served at PricewaterhouseCoopers for over 39 years in a wide range of leadership, audit and risk management positions and served as the lead engagement partner on a number PricewaterhouseCoopers’ largest clients.  During his career at PricewaterhouseCoopers, Mr. Goodwin worked closely with senior management, boards of directors and audit committees of large multinational companies and his experience provides him with a unique perspective of the complex issues facing businesses.

JOHN S. GULAS
Director since 2014
Class II Director

Mr. Gulas, age 56, has served as a member of the Boards of Directors of Trinity and the Bank since May 2014. Mr. Gulas also serves as the Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank. Mr. Gulas is a member of the Loan, Trust, ALCO Management, Technology, and Strategic Planning Committees. Prior to joining Trinity and the Bank, Mr. Gulas served as President and Chief Executive Officer for Farmers National Bank headquartered in Canfield, Ohio from 2010 to 2013, and served as Chief Operating Officer for Farmers National Bank from 2008 to 2010. Mr. Gulas served as President and Chief Executive Officer for Sky Trust, Co, N.A., a subsidiary of Sky Financial from 2005 to 2007. In his 26-year banking career, Mr. Gulas has also held executive positions at UMB, Wachovia Corporation, and KeyCorp. Mr. Gulas is a graduate of Youngstown State University and the University of Toledo College of Law.

Mr. Gulas has also been very active in business development and charitable organizations. These activities included serving as a Director of the Regional Chamber Foundation in Youngstown/Warren, Ohio, the Better Business Bureau, the Mahoning Valley Economic Development Corporation, the Ohio Bankers League, the Youngstown Business Incubator, the Ohio Foundation of Independent Colleges, the Achievement Centers for Children, the Museum of Labor and Industry, the Great Trail Girl Scout Council, the Kansas City Arts Council Advisory Board, the Dayton Ballet and the Atlanta Ballet.

Mr. Gulas brings extensive banking, management and strategic planning experience to the Board and the management of Trinity and the Bank. Mr. Gulas has a track record of improved performance, increasing stockholder value and growth in a community bank environment. Mr. Gulas was recognized by the American Bankers Association for leading Farmers National Bank to national acclaim as one of the top community banks in the country, and under Mr. Gulas’ management in 2012 and 2013 Farmers National Bank was named by Bank Director magazine as one of the best banks with $1-5 billion in assets.

JEFFREY F. HOWELL
Director Since 2002
Class III Director

Ms. Howell, age 62, has served as a member of the Boards of Directors of Trinity and the Bank since 2002 and was Chair of the Board of Trinity from 2004 to 2008. She was the Chair of the Audit Committee from 2003 to 2013. Ms. Howell is a member of the Board’s Compensation, Compliance and Asset/Liability Management Committees. She was President and Chief Executive Officer of Howell Fuel and Lumber Company, Inc., headquartered in Wallkill, New York. She was the founder and managing Director of Howell Meyers Associates from 1997 to 2001, was employed in various capacities at Harvard University from 1985 to 1991, including as Associate Director for Administration at Harvard College Observatory and Assistant Dean for Financial Operations in the Faculty of Arts and Sciences. She was an accountant in the Emerging Business Systems Group at Coopers & Lybrand from 1982 to 1984 after receiving her Masters of Business Administration from Yale University.

Ms. Howell is active in charitable and community organizations. She is a member of the Board of Directors of the Los Alamos National Laboratory Foundation of which she is a past President, President of The Delle Foundation, member of the League of Women Voters of Los Alamos, a member of the J. R. Oppenheimer Memorial Committee and a past Dog Handler and Search and Rescue volunteer for the Mountain Canine Corps K-9 Unit of the Pajarito Ski Patrol.  Ms. Howell is also Chair of the Lady Bird Johnson Wildflower Center Advisory Council of the University of Texas at Austin.

DEBORAH U. JOHNSON
Director Since 2001
Class I Director

Ms. Johnson, age 63, has served as a member of the Boards of Directors of Trinity and the Bank since 2001. She also serves as Strategic Planning Committee Chair, a position she previously held from 2002 to 2012. She is a member of the Asset/Liability Management, Nominating and Corporate Governance, Strategic Planning and Trust Committees.  Currently, Ms. Johnson is director of the Central New Mexico Community College Office of Education, Entrepreneurship and Economic Development. Previously, Ms. Johnson was an Executive Director of REISTER, an advertising and marketing firm headquartered in Phoenix, Arizona from 2011 to 2013.  Prior to 2011, Ms. Johnson was a co-owner and managing partner in Rick Johnson & Company, Inc., a communications firm based in Albuquerque, New Mexico, for over 30 years.

Very active in the business community in Albuquerque, Ms. Johnson was a New Mexico member on the Federal Reserve Bank of Kansas City’s Tenth District Economic Advisory Council,  serves as Director for the Albuquerque Chamber of Commerce, Albuquerque Economic Development Committee (Chairman 2002 and 2003), and has served on the Boards of University of New Mexico Anderson School of Management (Chairman 1999), the New Mexico Better Business Bureau (Chairman 1999), the Central New Mexico Susan G. Komen Foundation (Chairman 2001), and the United Way Women’s Leadership Council. Ms. Johnson has a long history of commitment to the business community as well as charitable organizations in New Mexico and has served as, among other positions, a Director of the New Mexico Association of Commerce and Industry, Quality New Mexico and the Governor’s Business Executives for Education.  Ms. Johnson is past chairman of Affiliated Advertising Agencies International, and has received numerous professional awards including “Female Executive of the Year” by the New Mexico Chapter, National Association of Female Executives; “Top 100 Power Broker” by New Mexico Business Weekly; “Woman on the Move,” 1996 and “New Mexico of Vision,” 2004, by the YWCA; “Top 25 Women Business Owners” by New Mexico Woman Magazine; “Maxie Anderson Small Business Award” by the Greater Albuquerque Chamber of Commerce, 1999; and The “ZIA” Achievement Award from the University of New Mexico. The New Mexico Business Weekly named her one of the state’s ten “Most Influential Women.”

Ms. Johnson’s qualifications include extensive executive, public relations and strategic planning experience.  Ms. Johnson’s skills and experience as an advertising executive aid in communications to stockholders and customers.  Ms. Johnson’s clear commitment to the business and economic development in New Mexico make her knowledgeable about the Albuquerque market and the state as a whole.

JERRY KINDSFATHER
Director Since 1984
Class I Director

Jerry Kindsfather, age 65, has served as the Chair of the Board of Directors of Trinity since June 2011 and previously served as Chairman from 2000 to 2004. Mr. Kindsfather has served as the Chair of the Board of Directors of the Bank since February 2013. Mr. Kindsfather has served as a member of the Boards of Directors of Trinity and the Bank since 1984 and as a member of the Board of Directors of Title Guaranty since May 2000. He is also the Chair of the Compliance and Loan Committees and a member of the Compensation, Strategic Planning, Technology and Asset/Liability Management Committees. Mr. Kindsfather retired in November 2003 after serving as President of AKC, Inc. since 1970 and as co-owner of Ed's Foods, a retail grocery store located in Los Alamos, New Mexico.  Mr. Kindsfather is a partner in J&G Investments and is a managing member of KKSE, LLC.

Mr. Kindsfather has business management experience and experience as a small business owner.  Mr. Kindsfather has extensive accounting and financial expertise.  Mr. Kindsfather has significant experience serving as a director for Trinity for 28 years.

ARTHUR B. MONTOYA, JR.
Director Since 2001
Class III Director

Dr. Montoya, age 51, has served as a member of the Boards of Directors of Trinity and the Bank since 2001. Dr. Montoya has served as Secretary for the Bank since 2011. He is Chair of the Board's Nominating and Corporate Governance Committee and is a member of the Board's Audit Committee. Dr. Montoya runs a successful dental practice in Los Alamos, New Mexico.

Dr. Montoya has been on the Pajarito Homeowners' Association Board of Directors and is a past Chairman, taught religious education at Immaculate Heart of Mary Catholic Church, is a past Chairman and a member of the Board of Directors of the Los Alamos Chamber of Commerce, a past member of the Board of Directors for the Los Alamos Historical Society, a past Chairman and member of the Board of Directors for the Los Alamos Medical Center, is active in the Northern New Mexico Interdisciplinary Study Club, has coached little league girls basketball at the Los Alamos Middle School, assisted with the Los Alamos Fusion Volleyball Club, and is involved with Special Olympics Los Alamos.

Dr. Montoya provides insight from his experience as a small business owner as well as from the dental and general medical community.  Dr. Montoya has served the community through his participation in various boards and organizations.

CHARLES A. SLOCOMB
Director Since 1999
Class II Director

Mr. Slocomb, age 67, has been a member of the Boards of Directors of Trinity and the Bank since 1999. Mr. Slocomb has served as Vice-Chairman of the Board of Trinity and the Bank since 2013. Mr. Slocomb is Chair of the Board’s Technology Committee and is a member of the Board's Compliance Trust, Compensation and Audit Committees.  He retired from the Los Alamos National Laboratory in August 2004 and is currently employed by COMPA in Los Alamos mostly doing consulting work for the NNSA in the area of high performance computing. He held various management positions at the Laboratory, including Project Director, Division Director and Group Leader. He also serves as a member of the Road Committee of Laguna Vista Land Owners Association and as a volunteer firefighter for the Laguna Vista Volunteer Fire Department.

 Mr. Slocomb’s qualifications include his expertise in technology and computing, including data security.  Mr. Slocomb lived in Los Alamos for 30 years before moving to Santa Fe in 2004. He has extensive knowledge about our communities and the Laboratory, which constitutes a major employer and business in the Company’s markets.

STEVE W. WELLS
Director Since 1985
Class II Director

Mr. Wells, age 58, has served as President and Chief Administrative Officer of the Bank since 1994. Mr. Wells has served as the Principal Executive Officer of Trinity from February 2013 to May 2014. He has served on the Boards of Directors of Trinity and the Bank since 1986, as Trinity’s Secretary since 1986 and as a member of the Board of Directors of Title Guaranty since May 2000.  He is a member of the Board’s Loan, Asset/Liability Management, Strategic Planning, Technology and Trust Committees. Mr. Wells has been employed with the Bank since 1985 and previously held the position of Executive Vice President from 1985 to 1994. He is currently a member of the Board of Directors of the New Mexico Banker’s Association, the Northern New Mexico Health Grant Group and the Regional Development Corporation.

ROBERT P. WORCESTER
Director Since 1995
Class II Director

Mr. Worcester, age 68, has been a member of the Boards of Directors of Trinity and the Bank since 1995 and served as the Chairman of the Board of Directors from 2008 to 2011.  Mr. Worcester served as the Vice Chairman of the Board from 2004 to 2008.  Mr. Worcester is the Chair of the Compensation and Trust Committees. He is also a member of the Audit, Compliance, Loan, Asset/Liability Management, Nominating and Corporate Governance and Strategic Planning Committees.  Mr. Worcester retired in October 2013 after practicing law for 40 years.  Mr. Worcester most recently practiced at the firm of Sommer Udall Sutin Law. He was previously the President and a 50% stockholder of Worcester & McKay, LLC which merged with Sommer Udall Sutin Law in 2012.  Mr. Worcester has been recognized by "The Best Lawyers in America" for the last 20 years and was recently recognized by "Outstanding Lawyers in America" and in "Super Lawyers of the Southwest."  He is also a Fellow of the American College of Trust and Estate Council since 1988 and past President of the Santa Fe Estate Planning Council.  He is the past President of the Georgia O'Keefe Foundation.  In addition, Mr. Worcester serves as a member of the Board of Directors and President of the Santa Fe Art Foundation, as a member of the Board of Directors and as President of the John Bourne Foundation, as a member of the Board of Directors and Secretary of the Allan Houser Foundation, as a member and Secretary of the Board of Directors of the Veritas Foundation, and as a member and Secretary of the Board of Directors of the Don and Susan Meredith Foundation.

Mr. Worcester’s qualifications include his knowledge and expertise as a trust and estate attorney.  Mr. Worcester has knowledge of a broad range legal and business issues.  Mr. Worcester also serves the communities through professional, educational and community service organizations.

Executive Officers.

In 2013, Daniel Bartholomew served as an Executive Officer of Trinity and the Bank but was not a member of the Board of Directors. Information regarding Mr. Bartholomew’s position and history is noted below.

Daniel Bartholomew.  Mr. Bartholomew, age 48, served as Chief Financial Officer of Trinity and Vice President and Chief Financial Officer of the Bank from February 2003 to September 2014.  Mr. Bartholomew resigned on September 2, 2014.  Mr. Bartholomew was employed by the Bank from 1987 to 2014, serving in a variety of positions, including Teller Supervisor, Assistant Cashier, Cashier and Vice President/Cashier. He was also the Chairman of the Board’s Asset/Liability Management Committee and a member of the ESOP Advisory Board.  On September 2, 2014, Daniel R. Bartholomew tendered his resignation, effective immediately, as Chief Financial Officer of Trinity and Vice-President and Chief Financial Officer of the Bank. Trinity initiated a search for a new Chief Financial Officer. Anne Kain, Vice-President and Cashier of the Bank since 2011, was appointed as the Principal Accounting Officer and the Principal Financial Officer of Trinity and the Bank.  The resignation and appointment were disclosed in the Company’s Form 8-K filed on September 3, 2014.  On September 16, 2014, the Bank and Mr. Bartholomew entered into a Consulting Agreement (“Consulting Agreement”), pursuant to which Mr. Bartholomew agreed to assist in matters as may be requested by the Chief Executive Officer of the Bank. The Consulting Agreement was disclosed in the Company’s Form 8-K filed on September 22, 2014. Ms. Kain is serving as Trinity’s Interim Chief Financial Officer until an individual is permanently appointed to the position.

In 2013, Trinity began an assessment of its organizational structure.  As part of this assessment, in January 2014, Trinity named the following individuals, in addition to Messrs. Gulas, Bartholomew and Wells, as Executive Officers: John Brunett, Chief Trust and Investment Officer; Paul Cook, Chief Technology Officer (who resigned from the Company effective January 10, 2014); Timothy Doyle, Director of Retail and Branch Operations; Thomas Lilly, Chief Credit Officer; and Cathe McClard, SVP Human Resources.

Other Relationships.

There are no arrangements or understandings between any of the directors or executive officers and any other person pursuant to which any of Trinity’s directors or executive officers have been selected for their respective positions. No director or executive officer is related to any other director or executive officer. No director is a director of another “public corporation” (i.e. subject to the reporting requirements of the Exchange Act) or of any investment company.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires that the directors, executive officers and persons who own more than 10% of Trinity’s common stock file reports of ownership and changes in ownership with the SEC. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on Trinity’s review of the copies of such forms furnished to it and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2013, there were four  reported late filings required under Section 16(a) during 2012.

Three late filings were related to the grant of Restricted Stock Units (“RSU”) to Messrs. Enloe, Wells and Bartholomew granted on January 24, 2012.  A Form 4 reporting the grant of 588 RSUs to Mr. Bartholomew was reported on March 21, 2012. A Form 4 reporting the grant of 2,353 RSUs to Mr. Enloe was reported on March 21, 2012. A Form 4 reporting the grant of 1,177 RSUs to Mr. Wells was reported on March 21, 2012. The RSUs granted were subsequently reduced in the amounts discussed in this Annual Report on Form 10-K, Part III, Item 11.

A Form 4 reporting the sale of 21,000 shares of stock at $10.00 per share on May 16, 2012 and the sale of 15,000 shares of stock at $10.00 per share on August 31, 2012 by The Delle Foundation was reported on October 24, 2012.

There were no late filings required under Section 16(a) during 2013.

Code of Ethics.

All directors and employees of Trinity and all of its subsidiaries’, including Trinity’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, are required to abide by Trinity’s Code of Business Conduct and Business Ethics (the “Code of Ethics”).  Trinity does not maintain a separate code of ethics applicable solely to its directors, principal executive officer, principal financial officer and/or its principal accounting officer or the persons performing similar functions.  Trinity’s Board of Directors believes that this Code of Ethics substantially confirms to the code of ethics required by the rules and regulations of the SEC.  The Code of Ethics requires that the directors, executive officers, and employees of Trinity and its subsidiaries, avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Trinity’s best interests.  Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

Trinity’s Code of Ethics is available on its website (www.lanb.com) at www.lanb.com/TCC-BCE-Charter.aspx.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Ethics by posting such information on its website. No waivers or amendments to Trinity’s Code of Ethics were granted or made in 2013. An amended and restated Code of Conduct was approved by the Board on November 20, 2014 and posted on its website on December 3, 2014.

Corporate Governance.

Board Leadership Structure. It is Trinity’s policy that the Board of Directors consists of a majority of independent directors. In 2013, all of Trinity’s outside directors were considered independent. Our key committees (Audit, Compensation, Compliance, and Nominating and Corporate Governance) are chaired by, and comprised entirely of, independent directors.  While not prohibited by its Bylaws, Trinity’s leadership structure since inception has been organized such that the positions of Chairman of the Board and the Chief Executive Officer are filled by two different persons. Currently, Jerry Kindsfather serves as Chairman and John S. Gulas serves as CEO.

Nominating and Corporate Governance Committee. In 2013, the members of the Nominating and Corporate Governance Committee consisted of Dr. Montoya (Chair), Messrs. Primak (until his resignation in January 2013) and Worcester, and Mmes. Howell and Johnson. Each member of the Committee was “independent,” as defined by the SEC and NASDAQ. The purpose of the Committee is to evaluate and recommend to the Board nominees for consideration by Trinity’s stockholders to serve as directors and to review and analyze the corporate governance policies and practices of Trinity. The Committee has adopted a written charter, which can be found on the Bank’s website at http://www.lanb.com/TCC-NCGC-Charter.aspx setting forth the Committee’s duties and functions.  The current membership of the Nominating and Corporate Governance Committee is Dr. Montoya (Chair) and Messrs. Worcester and Mmes. Howell and Johnson.

Nominating Process.  The Nominating and Corporate Governance Committee follows the procedures contained in Trinity’s Bylaws and the nominating policies and procedures therein to identify, evaluate and select nominees for the Board. The Nominating and Corporate Governance Committee considers candidates suggested by the Board, management and stockholders. Existing directors whose terms will expire at the next Annual Meeting will automatically be evaluated unless that director expresses his or her intent not to stand for re-election.

After a new candidate for director is identified by the Board or nominated by a stockholder, the Committee will compile the information required in Trinity’s Bylaws and will make an initial determination whether to entertain the candidate based on information provided to the Committee, the directors’ own knowledge and any other inquiries made by the Committee. This preliminary determination is also based on Trinity’s director criteria, the current composition of the Board, the balance of management and independent directors, and the need for Audit Committee members or other expertise and any other factor deemed relevant by the Committee. While Trinity does not have a separate diversity policy, the Committee considers diversity in reviewing its current directors and any potential nominees.  The Committee places value in a Board composed of characteristics reflective of the Company’s communities in terms of gender and race, as well as differing perspectives in terms of professional fields, education, skills and community service.  The Committee has broad discretion to consider any additional factors it deems relevant to an assessment of a proposed nominee’s suitability for the Board. If a candidate satisfies the initial review, the Committee will conduct an interview of the candidate. The Committee conducts interviews with all incumbent directors standing for re-election and reviews their independence, qualifications, conduct, background and areas of expertise. After conducting all interviews and evaluations, the Committee meets in closed-sessions to discuss each nominee and makes its recommendations to the Board. The Board will review the recommendations and make the final determination of which nominees will be presented for election.

In considering potential nominees to the Board, and when evaluating incumbent directors, the Nominating and Corporate Governance Committee shall seek to, among other factors, promote collegiality among members of the Board, encourage directors to be active participants in the communities served by Trinity and contribute to organizations located in such communities.  The Board has adopted criteria for nominees to serve on Trinity’s Board which can be found on the Bank’s website at (www.lanb.com) at http://www.lanb.com/TCC-NCGC-Nominating-Policies.aspx.

The “independence” of non-management nominees will also be taken into account so that at least a majority of the Board will be made up of directors who satisfy the independence standards set forth by NASDAQ and the rules and regulations of the SEC.  Information regarding the nominating policies and procedures, the director criteria and Trinity’s Bylaws can be found on the Bank’s website at http://www.lanb.com/TCC-Corporate-Governance.aspx.

 Stockholder Nomination Procedure. Stockholders may nominate candidates for the Board by following the procedures detailed in Trinity’s Bylaws. The Bylaws and the Stockholder Nominating Procedure can be found on the Bank’s website at http://www.lanb.com/TCC-NCGC-Stockholder-Nominating-Policies.aspx.

The following is a summary of the process for stockholder nominations:

•	The stockholder must provide a written statement suggesting an individual as a candidate that includes the information required by Trinity’s Bylaws.
•	The statement must be received by the Corporate Secretary, in the case of an annual meeting, not less than 60 days and not more than 90 days prior to the first anniversary (day and month) of the previous year’s Annual Meeting or special meeting.

Nominations that are not received at least 120 days prior to the anniversary of the mailing date of the previous year’s annual meeting will not be considered by the Board for inclusion in Trinity’s Proxy Statement but will be presented for a vote at the Annual Meeting.  Because of the length of time since the Company’s last annual meeting, the above mentioned deadlines will not apply to the next annual meeting.  Instead, any stockholder nominations will need to be received within a reasonable time following the Company’s announcement as to when the next Annual Meeting will be held.

The stockholder’s written statement must set forth: (a) as to each person whom the stockholder proposes to nominate for election as director: (i) the name, age, business address and residential address of such person; (ii) the principal occupation or employment and business experience for the previous five years of such person; (iii) the class and number of shares of Trinity’s stock which are beneficially owned by such person on the date of the written statement; and (iv) any other information relating to such person that would be required to be disclosed pursuant to rules and regulations promulgated under the Exchange Act; and (b) as to the nominating stockholder giving the written statement: (i) the name and address, as they appear on Trinity’s books, of the nominating stockholder and the name and principal business address of any other record or beneficial stockholder known by the nominating stockholder to support such nominee; and (ii) the class and number of shares of stock which are beneficially owned by the nominating stockholder on the date of such written statement and the number of shares owned beneficially by any other record or beneficial stockholders known by the nominating stockholder to be supporting such nominee on the date of such written statement. All submissions must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. The Nominating and Corporate Governance Committee may request additional information in order to make a determination as to whether to nominate the person for director.

Any deficiencies in a notice of stockholder nomination will be noted by the Corporate Secretary and the nominating stockholder will be informed and provided an opportunity to cure the defect, if possible. The presiding officer will determine whether a nomination was timely made and will make that determination at the stockholders meeting.

Audit Committee. In 2013, the Audit Committee of Trinity consisted of Dr. Montoya, Messrs. Slocomb, Worcester and Ms. Howell. Mr. Goodwin joined the Audit Committee on October 18, 2013 and was appointed Chair of the Audit Committee. The Board has determined that he is an “audit committee financial expert” as defined under the SEC rules and regulations by virtue of his nearly four decade career in accounting and audit, as described in his biography above.  Prior to Mr. Goodwin joining the Audit Committee, Ms. Howell served as Chair of the Audit Committee. The Board has determined that she too is an “audit committee financial expert” as defined under SEC rules and regulations by virtue of her background and experience, as described in her biography above. Each member of the Audit Committee was “independent” as that term is defined in the rules of NASDAQ and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Board has determined that each Audit Committee member is financially literate.  The Audit Committee of Trinity also serves as the Audit Committee for the Bank.

The responsibilities of the Audit Committee include the following:

•	Selecting and retaining Trinity’s independent registered public accounting firm, approval of the services they will perform and review of the results, both with management and in executive session with the independent registered public accounting firm;

•	Reviewing the performance of the independent registered public accounting firm;

•	Reviewing with management and the independent registered public accounting firm the systems of internal controls, including the adequacy and effectiveness of the systems of internal control over financial reporting and any significant changes in internal control over financial reporting, accounting practices and disclosure controls and procedures;

•	Reviewing annual and quarterly financial statements and other Trinity filings;

•	Reviewing internal audit reports and associated controls;

•	Instituting procedures for the receipt, retention and treatment of complaints received by Trinity regarding accounting, internal accounting controls or auditing matters; and

•	Assisting the Board in the oversight of:

o	the integrity of Trinity’s consolidated financial statements and the effectiveness of Trinity’s internal control over financial reporting; and

o	the independent registered public accounting firm’s and Internal Auditor’s qualifications and independence.

The Audit Committee will also carry out any other responsibilities delegated to the Audit Committee by the full Board.  The Committee has adopted a written charter which can be found at the Bank’s website at http://www.lanb.com/TCC-Audit-Committee.aspx setting forth the Audit Committee’s duties and functions.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis.

This Compensation Discussion and Analysis (“CD&A”) describes the Company’s compensation philosophy and policies, as well as the compensation decisions made for 2013 as applicable to the Company’s “named executive officers” for SEC reporting purposes (“NEOs”). This CD&A explains the structure and rationale associated with each material element of the NEOs’ compensation, and the rationale for the compensation determinations made by the Compensation Committee in 2013.  The CD&A also provides important context for the more detailed disclosure tables and specific compensation amounts provided following this section.

The Company’s compensation programs are designed to align the compensation of the Company’s NEOs with financial performance. The Company’s NEO compensation was increased in early 2012 based upon 2011 results, which initially pointed to improved performance over the prior year. Subsequent to these compensation decisions made in early 2012, the Company determined it was necessary to restate its financial statements for the years ending December 31, 2010 and December 31, 2011, as well as the quarterly statements for the periods ending March 31, 2012 and June 30, 2012. The fact of the restatements, above all else, weighed on the Compensation Committee as it made decisions during the latter part of 2012 and 2013. The Board instructed that overall compensation increases be minimal in 2012 in recognition of the impact of the restatements. The Company’s NEO compensation was increased in 2013 based upon additional duties assigned to the NEOs and efforts made by the NEOs in 2012 toward compliance remediation, satisfaction of the regulatory enforcement actions and completion of the restatements. In February 2013, then-Chief Executive Officer (“CEO”) and President, William C. Enloe, resigned his positions at the Company.  Steve Wells, the Bank President and Trinity’s Secretary, assumed the position of Principal Executive Officer during the national search for a new CEO and President and received an increase in compensation due to the additional duties assigned. The Company’s compensation philosophy and objectives, as well as the intended consequences of the philosophy and objectives, are set forth below.

In August 2014, Mr. Wells provided notice of his resignation from his officer positions at Trinity and the Bank, effective December 31, 2014.  In September 2014, Mr. Bartholomew tendered his resignation, effective immediately, of his officer positions at Trinity and the Bank.

Compensation Philosophy and Objectives. The Company’s compensation programs are designed with the intention of aligning the Company’s culture, philosophy and strategy with the goal of providing long-term, sustainable growth for its investors. In attempting to foster this alignment, the Compensation Committee focused the Company’s compensation programs on four factors. First, compensation awarded should reflect the qualifications, skills, experience and responsibilities of each NEO. Second, the Compensation Committee structures the compensation programs in a manner that the Committee believes will enable the Company to attract and retain the most qualified and highly skilled employees available by providing competitive compensation and benefits. Third, the Compensation Committee establishes the compensation programs to provide each NEO with incentive and motivation to achieve superior job performance, deliver excellent customer service, and achieve his or her personal goals and contribute to the overall success of the Company. Finally, the compensation programs are designed to encourage both generation of income and reduction of expenses by making employees owners of the Company, thereby aligning their interests with those of the Company’s stockholders. However, as the Company participated in the CPP portion of the Treasury’s Troubled Asset Relief Program (“TARP”), until August 10, 2012, certain limitations on the compensation of senior executive officers were then applicable and affected the available elements of the compensation program. See “Regulatory Environment” below.

Compensation is awarded both on the basis of individual performance and the Company’s success. The Company’s NEOs share in many of the same compensatory programs as other employees and many of these programs provide the same terms of participation for NEOs and other employees, including the profit sharing program and the Trinity Capital Corporation ESOP. These programs are designed to reward longevity and corporate performance, thereby helping to align the Company’s employees’ interests with those of its stockholders. The Company’s contributions to the ESOP and profit sharing program are based upon its profitability.

At the Company’s 2012 Annual Meeting, more than 90% of voting stockholders approved the non-binding advisory proposal on the compensation of certain executive officers. The Company, the Board and the Compensation Committee take into consideration communications received from stockholders regarding executive compensation, including the non-binding advisory vote, when establishing the Company’s compensation programs. The Company considered the positive result of the 2012 advisory vote on executive compensation but not for specific 2013 compensation decisions. Based on this consideration and the other factors described in this CD&A, the Compensation Committee did not alter the policies or structure for the NEOs’ compensation for 2013 relative to 2012. The Company has not held its 2013 Annual Meeting due to the delay in completing the restated financial statements. As such, no advisory vote took place in 2013 regarding executive compensation.

Compensation Factors and Committee Processes.

General. The NEOs’ base salaries are intended to reflect individual performance, while short-term and long-term incentives are intended to reflect corporate performance and to provide incentives for the NEOs and other employees to work toward increasing the long-term profitability of the Company. The Company reviews the compensation practices of several peer groups, as discussed below, to gauge the competitiveness of its compensation practices. The Company does not use static performance criteria or measures, but instead looks at the complete picture of returns in light of the market environment, competitors, economic conditions and other relevant factors that affect the profitability of the Company. The Compensation Committee has discretion to take into account all factors and measures throughout the year, as well as the performance of its NEOs in responding to challenges and opportunities as they arise, rather than setting certain items at the beginning of the year that circumstances may make a lower priority over the course of the year.

Corporate Performance. In establishing compensation for the NEOs, the Compensation Committee typically considers financial and other performance indicators and levels of success desired and expected in assessing the performance of its NEOs. Due to the restatement of financials, evaluation of the Company’s performance for the year 2012 in setting compensation for 2013 was difficult, as actual restated data was not available for the Compensation Committee’s consideration.  As a result, individual performance factored into the Committee’s decisions more heavily than did the performance of the Company. The financial indicators were based upon the budget created by management and approved by the Board and focused primarily on the then-reported returns for the Bank, including return on average equity, asset quality, efficiency, net income and return on average assets, as well as regulatory compliance and efforts made toward correcting deficiencies identified in the regulatory enforcement actions. Additionally, the Company considers the Bank’s customer satisfaction levels and employee satisfaction levels. The Company’s goals are set as “stretch” goals which are not intended to be easily attainable. The Compensation Committee sets expectations of meeting or exceeding corporate goals, but takes into account other internal and external factors that influence the levels of success that can be achieved in the given year. As a result, the Company retains the flexibility and full discretion to determine whether to reward its NEOs and to determine at what level based on corporate performance even if the measures contained in the budget are or are not fully achieved.

Individual Performance. Included in the consideration of individual performance are the expertise, skill set and workload requirements for each position, as well as the responsibilities resultant from being a public company. Employees of the Company and its subsidiaries set individual goals each year that are expected to align with departmental goals which, in turn, are designed to align with corporate goals and strategies. The goals are set by the employees and are discussed with, and approved by, each employee’s supervisor. In developing annual and long-term goals, the Company is focused on regulatory compliance, investor returns, excellence in customer service and employee satisfaction. Individual performance goals for the NEOs typically include achievement of budget for financial measures, progress toward or achievement of the Company’s strategic goals, meeting opportunities and challenges as they arise, personnel management and development, and community support and involvement.

Peer Comparison. The Compensation Committee believes that the compensation paid to similarly situated executives at other financial institutions should serve as a point of reference for measurement of, but not the determinative factor in setting, the compensation for the NEOs. Recognizing the inherent difficulty in assessing and comparing compensation programs and awards, the Compensation Committee retains the discretion to determine the manner in and extent to which comparative compensation data is used.

In its 2013 compensation review, which was conducted following the Board’s realization that financial restatements would be necessary, and in anticipation of the increased duties assumed by the NEOs, the Compensation Committee compared the Company’s compensation program to certain peer financial institutions. In addition to general market information and trend data, data was collected from SNL Financial, LLC, regarding the 2012 reported compensation of NEOs for two peer groups of financial institutions, including groups organized by: (i) asset size; and (ii) asset size, CPP participation status and geographic region. The Compensation Committee believes that reviewing compensation data from these different groups gives it a broad perspective on compensation practices for financial institutions. However, the primary peer group used for 2013 included 28 banking organizations primarily located within the Company’s region (the Southwestern and Western United States) with total assets ranging from $1-3 billion as of the third quarter of 2012. Over half of this group participated in the CPP.

The institutions included within the Compensation Committee’s primary peer group analysis were:

Bank of Marin Bancorp	Heritage Commerce Corp
BofI Holding, Inc.	Heritage Financial Corporation
Bridge Capital Holdings	Home Federal Bancorp, Inc.
Center Financial Corporation	Mechanics Bank
CoBiz Financial Inc.	MetroCorp Bancshares, Inc.
Encore Bancshares, Inc.	MidSouth Bancorp, Inc.
Exchange Bank	North Dallas Bank & Trust Co.
F & M Bancorporation	OmniAmerican Bancorp, Inc.
First California Financial Group, Inc.	Pacific Continental Corporation
First Guaranty Bancshares, Inc.	Pacific Mercantile Bancorp
First National Bank Alaska	PremierWest Bancorp
Guaranty Bancorp	Southwest Bancorp, Inc.
Guaranty Bancshares, Inc.	Washington Banking Company
Hanmi Financial Corporation	Wilshire Bancorp, Inc.

The Compensation Committee believes that the peer group is representative of the sector in which the Company operates. The Committee concluded based on its analysis that the NEOs’ total compensation was generally below the median and average levels for the Company’s peers. The Compensation Committee also evaluated the relative financial performance of the Company compared to the performance of the Company’s peers, and determined that the Company’s performance was not favorable, with the exception that net margin was better than the asset size peer group average and median, and pre-provision earnings per share was higher than the overall peer group median. Asset quality measures such as non-performing assets were significantly higher than the peer group averages and medians.  Additionally, the Compensation Committee noted that these performance comparisons were based upon originally issued results, not on the restated amounts.  However, it was also noted that each NEO’s total compensation was substantially lower than the average total compensation of similarly situated executives at peer group companies (Mr. Enloe’s total compensation was 51% and 45% lower than the recommended peer group and asset size averages, respectively; Mr. Wells’ total compensation was 41% and 43% lower than the recommended peer group and asset size averages, respectively; Mr. Bartholomew’s total compensation was 57% and 47% lower than the recommended peer group and asset size averages, respectively) and in all but one case were considerably lower than the median total compensation of the peer groups (Mr. Enloe’s total compensation was 33% and 24% lower than the recommended peer group and asset size medians, respectively; Mr. Wells’ total compensation was 29% lower than one recommended peer group median; and Mr. Bartholomew’s total compensation was 34% and 38% lower than the recommended peer group and asset size medians, respectively).  The exception was that Mr. Wells’ total compensation was equivalent to the median compensation of the peer group most closely comparable in asset size. The Committee does not target a benchmark within the Company’s peer group, but rather uses peer evaluation in an effort to validate the general notion that the Company’s compensation is competitive with its peers. The Compensation Committee also considered data from McLagan’s survey of regional and community banks with assets of $1-3 billion, as well as McLagan’s 2013 survey including all regional and community banks.

Compensation Committee. In 2013, the Compensation Committee of the Company consisted of Messrs. Worcester (Chairman), Kindsfather, Primak (until his resignation in January 2013) and Slocomb and Ms. Howell, each of whom was “independent” as that term is defined by the SEC and NASDAQ. These committee members were also deemed to be “outside” directors under Section 162(m) of the Internal Revenue Code of 1986 and all are non-employee directors pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee has a written charter which may be found on the Bank’s website at www.lanb.com/TCC-Compensation-Committee.aspx. The Compensation Committee of the Company also serves as the Compensation Committee of the Bank. The current membership of the Compensation Committee is Messrs. Worcester (Chairman), Goodwin, Kindsfather and Slocomb and Ms. Howell.

The Compensation Committee is responsible for making recommendations to the Board regarding (and, in some cases, setting) compensation and incentive compensation awards and plans, and other forms of compensation for senior management as well as the contributions toward the ESOP and profit sharing program and short- and long-term incentive compensation for all employees. The Compensation Committee also regularly conducts compensation risk assessments and approves the Compensation Committee Report.

Role of Management and Compensation Consultants. In 2012, William C. Enloe, the Company’s then CEO, set the salary and bonus for Mr. Bartholomew. Mr. Enloe also provided input and recommendations to the Compensation Committee with regard to the salary and bonus for Mr. Wells in 2012. Mr. Enloe also provided recommendations regarding the stock incentives awarded and on the amount of the Company’s contributions to the ESOP, profit sharing and other bonus programs in 2012. Mr. Enloe played no role in determining the form or amount of his own compensation. Mr. Wells provided recommendations regarding salaries and bonuses for Mr. Bartholomew in 2013.

In the past, the Compensation Committee has engaged compensation consultants, as deemed appropriate and as pursuant to its authority under its charter. When such consultants are retained, they are contracted for, and the scope of the engagement is established by the Committee. In 2012 and 2013, no compensation consultant was engaged by the Compensation Committee, Board of Directors or management to assist with establishing executive compensation. However, the Company’s management participated in compensation surveys in addition to the information described above to provide an alternative reference for peer comparisons to be used by the Compensation Committee.

Regulatory Environment. In order to more fully understand the Compensation Committee’s decisions with respect to compensation from 2009 to 2013, the Committee believes it is beneficial to understand the changing regulatory context in which these decisions were made. In some cases, the regulatory changes clearly impacted the Compensation Committee’s decisions with respect to compensation paid to the NEOs, while in other cases the regulatory changes simply required the Committee to reconfirm its existing processes and procedures for determining executive compensation.

Troubled Asset Relief Program—Capital Purchase Program. On March 27, 2009, the Company became a participant in TARP by participating in the CPP. As a result of its participation in the CPP, the Company and certain of its employees were subject to compensation-related limitations and restrictions for the period that the Company participated in the CPP (the “Participation Period”). The Company’s participation ended on August 10, 2012, when the Preferred Shares issued under the CPP were sold by the U.S. Treasury to private investors.

The CPP compensation limitations and restrictions applicable during the Participation Period included the following:

•
Except in limited circumstances, the Company’s five most highly compensated employees (as determined on an annual basis) were prohibited from receiving cash bonus payments during the Participation Period or with respect to performance during the Participation Period. Messrs. Enloe and Wells were subject to this limitation during 2012.

•
Except in limited circumstances, the Company’s NEOs and its next five most highly compensated employees (as determined on an annual basis) were prohibited during the Participation Period from receiving any severance payments upon a termination of employment or any payments triggered by the occurrence of a change in control.

•
The Company’s NEOs and next 20 most highly compensated employees were subject to a “clawback” of incentive compensation if that compensation was based on materially inaccurate financial statements or performance metrics. Further, no one in this group of employees could receive any tax gross-up payment during the Participation Period.

•	The Company was limited to an annual tax deduction of $500,000 with respect to the compensation paid to each of its NEOs.

In connection with the CPP transaction, the Company obtained waivers from its NEOs and five most highly compensated employees waiving claims against the U.S. Treasury or the Company for changes to the individual’s compensation or benefits in order to comply with the CPP rules. The Company also obtained omnibus compensation amendments from its NEOs and five most highly compensated employees modifying the terms of the employment agreements with Messrs. Enloe and Wells and the general terms and arrangements, policies and agreements with the remaining employees with respect to such compensation prohibited by the CPP rules during the Participation Period. As a consequence of such modifications to the employment agreements with Messrs. Enloe and Wells, the non-compete provisions of their employment agreements were removed during the Participation Period. Following the end of the Participation Period, the non-compete and other provisions were automatically reinstated.

As a result of its participation in the CPP, the primary methods remaining for compensating the employees covered by the CPP rules were limited to cash salary, salary stock and, on a limited basis, long-term restricted shares compliant with the CPP rules. The Compensation Committee made significant efforts in 2012 to determine how best to continue to meet the objectives of the Company’s compensation program within the context of these limitations, specifically the ability to attract and retain key employees.

Additional Regulatory Considerations. In addition to the effect the CPP executive compensation limitations and restrictions had on the Company, as a publicly-traded financial institution, the Company must contend with several often overlapping layers of regulations when considering and implementing compensation-related decisions. These regulations do not set specific parameters within which compensation decisions must be made, but do require the Company and the Compensation Committee to be mindful of the risks that often go hand-in-hand with compensation programs designed to incentivize the achievement of better-than-average performance. While the regulatory focus on risk assessments has been heightened over the last several years, the incorporation of general concepts of risk assessment in the Company’s compensation decisions is not a recent development.

Under its long-standing Interagency Guidelines Establishing Standards for Safety and Soundness (the “Safety and Soundness Standards”), the FDIC has long held that excessive compensation is prohibited as an unsafe and unsound practice. In describing a framework within which to make a determination as to whether compensation is to be considered excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or non-cash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee. The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups. Finally, the FDIC provides that, in order to give proper context, such an assessment must be made in light of the institution’s overall financial condition.

In addition to the Safety and Soundness Standards, the Compensation Committee must also take into account the joint agency Guidance on Sound Incentive Compensation Policies (the “Guidance”). Various financial institution regulatory agencies worked together to issue the Guidance, which is intended to serve as a complement to the Safety and Soundness Standards. The Guidance sets forth a framework for assessing and mitigating risk associated with incentive compensation plans, programs and arrangements maintained by financial institutions. The Guidance is narrower in scope than the Safety and Soundness Standards because it applies only to senior executive officers and those other individuals who, either alone or as a group, could pose a material risk to an institution. With respect to such individuals, the Guidance is intended to focus an institution’s attention on balanced risk-taking incentives, compatibility of incentives with effective controls and risk management, and a focus on general principles of strong corporate governance in establishing, reviewing and maintaining incentive compensation programs.

The Compensation Committee, with the assistance of its advisors and the Company management, continues to monitor the status of compensation-related rules and regulations expected to be finalized or issued under the Dodd-Frank Act.  While the Compensation Committee believes its own risk assessment procedures are effective, it is prepared to implement any additional steps that may be deemed necessary to fully comply with such rules and regulations when finalized or issued. The Compensation Committee does note, however, that the proposed risk assessment rules issued under the Dodd-Frank Act nearly mirror the Safety and Soundness Standards and the framework of the Guidance. As such, the Compensation Committee already adheres, in many respects, to the proposed rules and regulations under the Dodd-Frank Act.

Finally, in addition to the foregoing, as a publicly-traded corporation, the Company is also subject to the SEC’s rules regarding risk assessment. Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company.

The Compensation Committee continues to believe in and practice a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for the NEOs. In this regard, the Compensation Committee has regularly revisited the components of the frameworks set forth in the Safety and Soundness Standards and the Guidance as an effective tool for conducting its own assessment of the balance between risk and reward built into the Company’s compensation programs for its NEOs. The Compensation Committee believes the Company has adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans. The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reported earnings in an effort to enhance his or her compensation.

Compensation Components. The Company’s compensation program includes the following elements which are available to all eligible employees: base salary, profit sharing program, ESOP, discretionary performance bonuses, and benefits which include health insurance, life and disability insurance, flexible spending accounts, leave (vacation, sick and sabbatical), leave incentives, 401(k) plan, health club memberships, education assistance, and product and service discounts. The Company does not contribute to, or match contributions to, any employee’s 401(k) plan account. The Company pays commissions in limited circumstances. The Company’s managers may award performance bonuses to select employees for extraordinary efforts. The Company also pays a portion of the premiums for certain insurance plans and makes available other plans at the employees’ expense. In addition, the Company has stock incentive and deferred income plans for employees designated by the Board. The Company recognizes and celebrates each employee’s employment anniversary with the grant of additional vacation hours at each such anniversary, pins at 1, 3, 5, 10, 20, 25 and 30 years of service, four-week paid sabbaticals for every 10 years of employment and special awards every five years beginning with an employee’s 20th anniversary.

The Company’s NEO compensation historically has consisted of base salary, benefits, profit sharing, ESOP contributions, ESOP top-heavy cash payments for salaries in excess of plan caps, discretionary performance bonuses and discretionary stock incentives. NEOs have generally been eligible to participate in all benefits on an equal basis with all other employees.

Base Salary. The Company’s base salary program is designed to provide a competitive base salary to management and other employees. The salary levels of all employees, including the NEOs, are set to reflect the duties and levels of responsibilities inherent in the position, the competitive conditions in the banking business in the Company’s market area and the value received by the Company from that employee. Comparative salaries paid by peer financial institutions and market salaries are considered in establishing the salaries for NEOs. The base salaries of the NEOs are reviewed annually, taking into account the competitive level of pay as reflected in the data utilized. In setting base salaries, a number of factors relating to the individual, including the individual’s performance, historic salary levels, job responsibilities, level of expertise, ability and knowledge of position and complexity of the Company’s operations are also considered. These factors are considered in the aggregate and none of the factors are accorded a specific weight. See “Executive Compensation –Summary Compensation Table” below for base salaries paid to the NEOs during 2013 and 2012. The salary for Mr. Enloe was set annually by the Board, based on the recommendations of the Compensation Committee. Mr. Enloe set the salaries for Messrs. Wells and Bartholomew in 2012 and the Board set the salaries for Messrs. Wells and Bartholomew in 2013.

The Board determined at its January 24, 2012 meeting to provide an increase in Mr. Enloe’s salary to $400,000 (4.23% increase) and Mr. Wells’ salary was increased to $276,385 (5% increase). In January 2012, Mr. Enloe approved a salary increase for Mr. Bartholomew for 2012 to $177,625 (5% increase). On January 11, 2013, the Board increased Mr. Wells’ salary to $326,000 (18% increase), effective January 1, 2013, based upon his performance and the anticipated increase in responsibilities to be imposed upon him following Mr. Enloe’s announced resignation. On January 25, 2013, Mr. Bartholomew’s salary was increased to $186,506 (5% increase), effective January 1, 2013, based upon his performance in 2012.  The Board increased Mr. Wells’ salary to $332,500 (2% increase) for 2014.  On March 21, 2014, Mr. Bartholomew’s salary was increased to $190,240 (2% increase), effective January 1, 2014 based upon his performance in 2013. Mr. Gulas began as Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank on May 29, 2014 with a salary of $400,000.

Short-Term Incentives.

Performance Bonuses. The Company does not employ a bonus plan but rather provides for discretionary bonuses to its NEOs and other key employees based upon the efforts and results for each year, as measured in light of the goals, objectives, challenges and opportunities for the given year. In January 2013, the Board granted a $12,500 bonus to Mr. Bartholomew to recognize his efforts during 2012 to complete the Company’s financial restatements. No other NEOs were granted performance bonuses for 2012.  No performance bonuses were paid to NEOs in 2013; however, Messrs. Wells and Bartholomew each received an anniversary gift valued at $2,500 during 2013.

Profit Sharing Program. The Company contributes to the profit sharing program based on the belief that sharing corporate profits is an effective motivating technique for employees. The Company believes that sharing profits leads to employees who are more conscientious in reducing costs and increasing income and efficiency, and aligning employee interests with those of the Company’s stockholders. All eligible employees participate, on a proportional basis, in the Company’s profit sharing program; however, the program is not part of a tax-qualified retirement plan. All eligible employees have received the same percentage of their eligible compensation, consisting primarily of their base salaries, through the program. Full time employees become eligible for profit sharing participation the year following the completion of 18 months of service. The Company’s contribution to the profit sharing program is based upon the recommendation of the Compensation Committee and determined by the full Board based upon the performance and profitability of the Company and is entirely discretionary In light of the discovery in 2012 that restatements of the financials were necessary and as no dividends were paid to the Company’s stockholders, the Compensation Committee and the Board determined that no contributions would be made to the profit sharing program for either 2012 or 2013.

Employee Stock Ownership Plan. The Company contributes to its employee stock ownership plan (ESOP) based on its belief that employee/owners act differently than employees who do not have a personal stake in their company. The Company contributes to the ESOP to enhance its culture of ownership and to provide a retirement saving opportunity for its employees. The ESOP is fully funded by the discretionary contributions of the Company and participants cannot invest their own funds in the plan. The ESOP is the largest stockholder, giving the Company’s employees and stockholders the common interest of enhancing the value of the Company’s stock. All eligible hourly and salaried employees participate, on a proportional basis, in the Company’s ESOP. Full-time employees become eligible for ESOP participation the year following the completion of 1,000 hours of service. An employee’s ownership of his or her ESOP account currently vests incrementally over a period of six years. The Company’s contribution to the ESOP is recommended by the Compensation Committee and determined by the full Board based on the profitability of the Company and is entirely discretionary. In light of the discovery in 2012 that restatements of the financials were necessary and as no dividends were paid to the Company’s stockholders, the Compensation Committee and the Board determined that no contributions would be made to the ESOP for either 2013 or 2012.

Long-Term Equity Incentive Compensation Program. The Compensation Committee, from time to time, includes grants of long-term equity compensation awards as part of the annual compensation provided to the NEOs. In the past, the Company has provided long-term equity incentives in the form of nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”) and RSUs. The Company typically grants stock incentives to key employees, including its NEOs, as motivation to enhance the appreciation of the Company’s stock price and returns and to reward their efforts through the long-term appreciation of the Company’s stock price and to strengthen retention of key employees and NEOs. The full benefit of the NQSOs and SARs are only realized upon the appreciation of the Company’s stock price, providing an incentive for participants to create value for the Company’s stockholders by delivering consistent and sustainable returns and equity in the Company. RSUs provide benefit to the grantee upon vesting through an increased ownership of the Company’s stock, with additional benefit during the vesting period through appreciation of the stock price and through entitlement to dividend equivalents.

Under the CPP rules and regulations, the Company was prohibited from granting equity compensation awards to NEOs unless such awards were made in the form of “long-term restricted stock” that complied with various requirements specified in the regulations through which the recipient would receive stock or equivalent stock units that would then have certain vesting and retention requirements.

While grants of equity incentives have a minimal dilutive effect on the interests of existing stockholders, the Committee and the Board believe that aligning the senior leaders’ personal long-term interests with those of the stockholders outweighs this effect. In deciding to award stock incentives, the Compensation Committee considers a number of factors, including the number of awards outstanding or previously granted and the aggregate size and value of current awards.

Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”). The following is a brief description of the material terms of the amended and restated 2005 Plan, which became effective January 24, 2012. The following summary is qualified in its entirety by reference to the full amended and restated Plan which may be found as Exhibit 10.6 to the Company’s Form 10-K filed on March 15, 2012.

•
A maximum of 500,000 shares of the Company’s common stock are reserved for issuance. A maximum of 100,000 options and SARs may be granted to an individual during any calendar year. Shares delivered will be authorized but unissued shares of the Company common stock, treasury shares or shares purchased in the open market or otherwise.

•
In the event of recapitalizations, reclassifications or other specified events affecting the Company or shares of the Company’s common stock, appropriate and equitable adjustments will be made to the number and kind of shares of the Company’s common stock available for grant, as well as to other maximum limitations under the 2005 Plan, and the number and kind of shares of the Company common stock or other rights and prices under outstanding awards.

•	The 2005 Plan is an “omnibus” stock plan that permits the Compensation Committee to utilize various types of equity-based awards.

•
The exercise price of any stock option granted may not be less than the fair value of the Company’s common stock on the date the option is granted. The option price is payable in cash, shares of the Company’s common stock, through a broker-assisted cashless exercise or as otherwise permitted by the Compensation Committee.

•	The 2005 Plan does not permit the repricing of options or SARs without the approval of stockholders or the granting of discounted options.

•
The 2005 Plan was approved by stockholders at the 2005 Annual Stockholder Meeting and expires on May 26, 2015, unless terminated earlier by the Board or the Compensation Committee. The Board or the Compensation Committee may at any time and from time to time, and in any respect, amend or modify the 2005 Plan. The Board seeks the approval of any amendment or modification by the Company’s stockholders to the extent it deems necessary or advisable in its sole discretion for purposes of compliance with Section 162(m) or Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or another exchange or securities market or for any other purpose.

1998 Stock Option Plan for Trinity Capital Corporation (“1998 Plan”).Awards granted prior to January 1, 2005 were issued under the 1998 Plan. This Plan can be found as Exhibit 10.4 to the Company’s Form 10 filed on April 30, 2003. The Company no longer grants awards under the 1998 Plan. Stock Options to purchase 42,000 shares of the Company common stock issued under the 1998 Plan were outstanding as of December 31, 2013.

Equity Awards. In early 2012, Mr. Enloe made recommendations to the Board with regard to the amount and type of stock awards for all employees other than himself. These recommendations were considered by the Compensation Committee which, in turn, provided its own recommendations for approval by the full Board, including the recommendation for awards to Mr. Enloe.  The Committee delegates administration of the awards to management. The Company does not have a program, plan or practice to time equity award grants to its executives in coordination with the release of material nonpublic information nor does the Company time the release of material non-public information for the purpose of affecting the values of executive compensation. The Company has not repriced any compensation awards, including stock options or SARs, nor has it made any material modifications to its stock incentive plans or awards, other than the reduction of the RSUs to the NEOs as described below. The Company typically determines grants of stock incentives near the end of each year and announces those awards as soon as practicable following the grant.

The Company’s stock incentive awards historically have been priced at or above the fair value of the Company’s stock based on the last reported sale price as of the date of grant, which is also the date of approval. The Company has awarded all stock options and SARs based on the last reported market price of the Company’s stock on the award grant date, with the exception of the July 1998 grant described above. The Company will in the future price all options and other equity awards at or above market price as of the actual grant date.

In January 2012, the Company awarded RSUs to its NEOs and key personnel based upon the initially indicated financial and individual performance in 2011. The Company shifted to the use of RSUs due to the restrictions imposed by the CPP. The RSU awardees received one share of the Company’s common stock for each unit granted upon the lapse of the restrictions. During the restriction periods, the awardees receive cash in lieu of the dividends paid on the Company’s common stock but were not entitled to any voting rights until the awards were settled and shares were distributed under the awards. Under the terms of the RSUs granted on January 24, 2012, for grantees not subject to the CPP limitations, the restrictions lapsed on the second anniversary of the grant date, January 24, 2014. For grantees subject to the CPP limitations, the restrictions for 25% of the RSUs were originally specified to lapse upon the latter of the second anniversary of the grant date, January 24, 2014, and the date 25% of the amounts received under the CPP were repaid; the restrictions for an additional 25% of the RSUs were to lapse upon the latter of January 24, 2014 and the date 50% of the amounts received under the CPP were repaid; the restrictions for an additional 25% of the RSUs were to lapse upon the latter of January 24, 2014 and the date 75% of the amounts received under the CPP were repaid; and the restrictions for an additional 25% of the RSUs were to lapse upon the latter of January 24, 2014 and the date 100% of the amounts received under the CPP were repaid.

In January 2012, Mr. Enloe received an award of 2,353 RSUs, Mr. Wells received 1,177 RSUs and Mr. Bartholomew received 588 RSUs for performance in 2011. In connection with the auction conducted by the U.S. Treasury of the Preferred Shares issued pursuant to the CPP to private investors, the restrictions for grantees subject to the CPP limitations were modified to provide for the restriction periods to lapse on 100% of the RSUs on the second anniversary of grant, January 24, 2014. Additionally, due to the discounted sale price set through the U.S. Treasury’s auction process, the awards for the top five most highly compensated employees were reduced by 25%. As a result, the awards were reduced to 1,764 RSUs, 882 RSUs and 441 RSUs for Messrs. Enloe, Wells and Bartholomew, respectively. Mr. Enloe’s termination of employment prior to the vesting of the RSUs resulted in the forfeiture of his RSUs without consideration. On January 24, 2014, all RSUs outstanding vested and stock was issued to the grantees on February 24, 2014.  A total of 3,323 shares were issued based upon these grants.

On June 3, 2014, the Board granted 11,765 RSUs to Mr. Gulas in accordance with the terms of the employment agreement between the Company, the Bank and Mr. Gulas.  These RSUs granted to Mr. Gulas entitle him to one share of the Company’s common stock for each unit granted upon the lapse of the restrictions. During the restriction periods, Mr. Gulas will receive cash in lieu of the dividends paid on the Company’s common stock but will not be entitled to any voting rights until the awards are settled and shares are distributed under the awards. Under the terms of the RSUs granted to Mr. Gulas, the restrictions will lapse on the second anniversary of the grant date, June 3, 2016.

No equity awards were granted to the Company’s NEOs in 2013.   The Board determined that based upon the restatement and the uncertainly regarding the financial state of the Company, no equity awards would be granted in 2013. As noted above, Mr. Gulas was granted RSUs upon his hiring to ensure his alignment with the interests of our stockholders.

Tax and Accounting Considerations. In consultation with advisors, the tax and accounting treatment of each of the Company’s compensation programs is evaluated at the time of adoption and, as necessary, with changes in tax or other applicable rules or conditions making such a review prudent to ensure we understand the financial impact of each program on the Company and the value of the benefit provided to the Company’s officers and employees.

Code Section 162(m) generally limits the Bank’s Federal income tax deduction for certain executive compensation in excess of $1 million paid to the Chief Executive Officer and the three highest compensated officers (other than the Chief Financial Officer) serving at the end of the year. The $1 million deduction limit does not apply, however, to “performance-based compensation,” as that term is defined in Code Section 162(m). The Compensation Committee recognizes the possibility that if the amounts of the base salary of a covered officer, and other compensation that is not “performance-based compensation,” exceeds $1 million, it may not be fully deductible for Federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of payment should be modified as to preserve any deduction otherwise available. In 2013, the limitation on deductibility of compensation to the Company’s officeers did not affect the Company’s compensation practices nor did the Company pay any officers an amount in excess of the applicable deductibility limit.

Stock Ownership Requirements. The Company has not adopted stock ownership requirements for the NEOs or directors apart from the requirements of the bank regulators under 12 U.S.C. Section 72, which require directors to own a minimum of $1,000 in the Company’s stock. Each of the Company’s directors satisfies this requirement. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, Part III, Item 12.  As a practical matter, the NEOs and directors hold significant interests in the Company’s stock, which they have accumulated primarily through individual purchases and, for NEOs, through the exercise of stock incentive awards, as reflected in the Security Ownership table in this Annual Report on Form 10-K, Part III, Item 12.

New CEO Employment Agreement. On June 3, 2014, the Company and the Bank entered into a two-year employment agreement with John S. Gulas, Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank. The agreement will extend automatically each year for additional one-year periods beginning on the first anniversary of its effective date, unless either party chooses not to extend the term. Mr. Gulas’ initial annual base salary under the agreement will be $400,000, and he will participate in the benefit plans currently available to Bank employees and be entitled to certain additional benefits including a monthly automobile allowance and reimbursement of certain moving expenses. Upon appointment, Mr. Gulas was also granted 11,765 RSUs under the 2005 Trinity Company Capital Corporation Stock Incentive Plan. These RSUs have a two-year vesting period. The key provisions of Mr. Gulas’ employment agreement are qualified in their entirety by reference to the full employment agreement (which may be found as Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2014).

Under his employment agreement, Mr. Gulas is entitled to a severance payment equal to 12 months of base salary in the event of an involuntary termination in connection with a change in control or a voluntary termination within 30 days following a change in control. All severance payments due to Mr. Gulas under his agreement are contingent upon his execution of a general release of claims against Trinity and the Bank. All payments due to Mr. Gulas under the agreement will be limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G. Mr. Gulas’ employment agreement also contains non-competition, non-solicitation, non-disparagement and confidentiality provisions, and equitable enforcement provisions.

Compensation Clawbacks. Upon completion of the restatement of financial data contained in this Annual Report on Form 10-K, the Company will initiate a compensation clawback in accordance with CPP rules and all other applicable laws.  The clawbacks will include all persons subject to clawback requirements who received incentive compensation based upon the Company’s performance during 2012, 2011 and 2010.  The Company expects the total of the clawbacks will not exceed $82 thousand.

Executive Compensation

Summary Compensation Table. During 2013, the Company had three NEOs: William C. Enloe, Chief Executive Officer and President of Trinity, Chief Executive Officer and Chairman of the Bank and Chief Executive Officer and Chairman of Title Guaranty; Steve W. Wells, Secretary of Trinity and President and Chief Administrative Officer of the Bank; and Daniel R. Bartholomew, Chief Financial Officer of Trinity and the Bank. The following table contains the summary of compensation paid to the NEOs in 2011, 2012 and 2013, as each of the listed individuals was also an NEO in each of those years. The NEOs generally are compensated by the Bank.

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Stock Awards (2) ($)		All Other Compensation (3) ($)	Total ($)
William C. Enloe,	2013	46,154	(4)	-	-		-	46,154
Chief Executive Officer of Trinity	2012	397,815		-	30,000	(5)	2,239	430,054
	2011	392,921		-	-		4,833	397,754
Steve W. Wells,	2013	325,046		2,489	-		-	327,535
President of the Bank	2012	276,385		-	15,000		2,239	293,624
	2011	263,223		-	-		3,705	266,928
Daniel R. Bartholomew,	2013	186,335		14,844	-		-	201,179
Chief Financial Officer of Trinity	2012	177,625		-	7,500		1,554	186,679
	2011	163,804		-	-		1,755	165,559

(1)	Mr. Wells’ bonus consisted of a gift celebrating his 25th anniversary at the Bank. Mr. Bartholomew’s bonus consisted of a discretionary performance bonus of $12,500 and a gift valued at $2,500 celebrating his 25th anniversary at the Bank.
(2)	Amounts reported in this column reflect the aggregate grant date fair value of RSUs, computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 14 to this Form 10-K.
(3)	Reflects Company contributions to the ESOP, insurance premiums and perquisites.
(4)	Mr. Enloe resigned from employment effective February 1, 2013.
(5)	Mr. Enloe forfeited all of the RSUs granted to him in 2012, without consideration, upon his resignation on February 1, 2013.

Grants of Plan-Based Awards. There were no grants of plan-based awards to the Company’s NEOs in 2013. The following table sets forth information regarding each grant of an award made to an NEO in 2012 under any Company plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)		Grant Date Fair Value of Stock and Option Awards (2) ($)
William C. Enloe	January 24, 2012	2,353	(3)	30,000
Steve W. Wells	January 24, 2012	1,177		15,000
Daniel R. Bartholomew	January 24, 2012	588		7,500

(1)	In connection with the U.S. Treasury auction of the CPP Preferred Shares on August 10, 2012, the number of RSUs awarded to Messrs. Enloe, Wells and Bartholomew was reduced by 25% to 1,764, 882 and 441, respectively.
(2)	The last reported sale price of the Company’s common stock on the January 24, 2012 grant date of the stock awards reflected in this column was $12.75.
(3)	Mr. Enloe forfeited all of the RSUs granted to him, without consideration, upon his resignation on February 1, 2013.

The original terms of the RSU grants in the table above provided that the restrictions for 25% of the RSUs would lapse upon the later of the second anniversary of the grant date, January 24, 2014, and the date 25% of the amounts received under the CPP were repaid; the restrictions for an additional 25% of the RSUs would lapse upon the later of January 24, 2014 and the date 50% of the amounts received under the CPP were repaid; the restrictions for an additional 25% of the RSUs would lapse upon the later of January 24, 2014 and the date 75% of the amounts received under the CPP were repaid; and the restrictions for an additional 25% of the RSUs would lapse upon the later of January 24, 2014 and the date 100% of the amounts received under the CPP were repaid, in each case subject to the respective NEO’s continued employment. In connection with the auction conducted by the U.S. Treasury of the Preferred Shares issued pursuant to the CPP to private investors, the restriction periods were scheduled to lapse on 75% of the RSUs on the second anniversary of grant, January 24, 2014, subject to the respective NEO’s continued employment. The remaining 25% of the RSUs awarded to the NEOs were required to be terminated.  The restriction periods would also lapse on 100% of the RSUs upon a change in control of the Company or upon the holder’s termination of service due to death or disability. The remaining RSUs granted to Messrs. Wells and Bartholomew vested on January 24, 2014 and common stock of the Company was issued in settlement of these awards on February 24, 2014.

Outstanding Equity Awards as of 2013 Year-End. The following table provides information as of December 31, 2013 regarding outstanding equity awards held by the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Fair Value of Shares or Units of Stock That Have Not Vested (2) ($)

William C. Enloe (3)	-	-	-	-	-	-
Steve W. Wells	14,000	-	30.50	August 15, 2015	882	4,410
Daniel R. Bartholomew	7,000	-	30.50	December 16, 2014	441	2,205

(1)	All awards reflected in this column vested 100% on the second anniversary of grant, January 24, 2014.
(2)	The fair value is based upon the last reported sale price of the Company common stock on December 31, 2013 of $5.00 per share.
(3)	Mr. Enloe forfeited all of his outstanding unvested equity awards, which consisted of the Restricted Stock Units granted on January 24, 2012, without consideration, upon his resignation on February 1, 2013. Mr. Enloe’s outstanding vested equity awards, which consisted of Non-Qualified Stock Options, terminated ninety days following the termination of his employment.

Employment Agreements. During 2013, the Company had in place employment agreements with Messrs. Enloe and Wells. The Company entered into these agreements to provide certainty in the relationships between the Company and these two key employees in relation to their positions, as well as to establish non-compete and non-solicitation agreements and change in control provisions. The key provisions of these agreements are summarized immediately below and in the “Potential Payments upon Termination or Change in Control” section below. These summaries are qualified in their entirety by reference to the full employment agreements (which agreements may be found as Exhibits 10.11 and 10.12 to the Company’s Form 10-K filed on March 16, 2007), as amended on March 13, 2008 (which amendments may be found as Exhibits 10.11 and 10.12 to the Company’s Form 10-K filed on March 17, 2008), as further amended by an omnibus compensation amendment on March 24, 2009 (which amendment may be found as Exhibit 10.3 to the Company’s Form 8-K filed on March 27, 2009), and as further amended on December 31, 2012 (which amendments may be found as Exhibits 10.13 and 10.14 hereto). Mr. Enloe’s employment agreement was terminated on February 1, 2013 upon receipt of his resignation.

The Company’s employment agreements contain non-competition, non-solicitation, non-disparagement and confidentiality provisions, equitable enforcement provisions, and dispute resolution provisions. The employment agreements also require the executive to provide 60 days’ notice of intent to terminate employment voluntarily. These provisions were consideration to induce the Company to enter into the agreements and, thus, any benefit conferred by the employment agreements is conditioned on the honoring of these terms by the executive. The Company’s employment agreements with Messrs. Enloe and Wells further precondition the receipt of any severance pay or other benefits upon the executive remaining available for consultation for a 12-month period following termination (not to exceed 100 hours in the aggregate) and the release of any employment-related claims.

The employment agreements also include a provision that requires the adjustment or recovery of awards or payments upon restatement or other adjustment of relevant company financial statements or performance metrics. Thus, to the extent that such adjustment or recovery is required under applicable securities law, the CPP rules or other law, the Company’s employment agreements provide that the executive will make restitution.

As described above in the CD&A, Trinity and the Bank also entered into an employment agreement with John S. Gulas, Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank, on June 3, 2014.

Potential Payments upon Termination or Change in Control. The Bank is deemed to be in “troubled condition” by virtue of the regulatory enforcement actions, and as a result, we are required to comply with certain restrictions on severance payments under the applicable rules and may have been prohibited from making some or all of the payments reflected in the table below in connection with an employment termination as of December 31, 2013. However, the table below sets forth the estimated amount of incremental compensation payable to each of the NEOs upon different employment termination and change in control scenarios as though the troubled condition rules did not apply. The amounts shown assume the hypothetical payment event was effective as of December 31, 2013, and that the price of the Company’s common stock was the closing price of $5.00 on December 31, 2013 (the last trading day of the year).

Mr. Enloe did not receive any severance-related payments or benefits from the Company or the Bank upon his resignation in early 2013. Additionally, Mr. Enloe forfeited all of his outstanding equity awards without consideration in connection with his resignation.

Potential Payment Event	William C. Enloe		Steve W. Wells		Daniel R. Bartholomew
Voluntary Termination (including Retirement)	None		None		None
Termination without Cause (no Change in Control)	None	(1)	$326,000	(2)	None	(3)
Termination for Cause (no Change in Control)	None		None		None
Involuntary Termination following Change in Control	None	(4)	$326,000	(5)	None	(3)
Termination Due to Death or Disability	None	(6)	$4,410	(6)	$2,205	(6)
Change in Control (no Termination)	None	(7)	$4,410	(7)	$2,205	(7)

(1)	Under his employment agreement, which terminated effective February 1, 2013 upon Mr. Enloe’s resignation from employment, Mr. Enloe would have been entitled to a lump sum payment equal to his annual base salary in the event of a termination of his employment by the Company without cause where no change in control had occurred.
(2)	Under his employment agreement, Mr. Wells would be entitled to a lump sum payment equal to his annual base salary in the event of a termination of his employment by the Company without cause where no change in control had occurred.
(3)	Mr. Bartholomew did not have an employment agreement with the Company.
(4)	Under his employment agreement, which terminated effective February 1, 2013 upon Mr. Enloe’s resignation from employment, Mr. Enloe would have been entitled to a lump sum payment equal to 18 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him due to a detrimental change in his duties within 24 months following a change in control of the Company, or (c) due to non-renewal of his employment agreement by the Company within six months prior to a change in control of the Company.
(5)	Under his employment agreement, Mr. Wells would be entitled to a lump sum payment equal to 12 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him due to a detrimental change in his duties within 24 months following a change in control of the Company, or (c) due to non-renewal of his employment agreement by the Company within six months prior to a change in control of the Company.
(6)	Outstanding RSUs awarded to the NEOs under the 2005 Plan would vest 100% upon the respective NEO’s termination of employment due to death or disability.
(7)	Outstanding RSUs awarded to the NEOs under the 2005 Plan would vest 100% upon a change in control of the Company.

The applicable post-employment and change in control benefits provided by the Company to its NEOs are disclosed in the table above and the accompanying footnotes. As described in such footnotes, any benefits due to Messrs. Enloe and Wells would be due pursuant to the terms of their respective employment agreements and the 2005 Plan. Mr. Bartholomew did not have an employment agreement with the Company therefore any benefits due to him would be pursuant to the terms of the 2005 Plan. Mr. Bartholomew did not receive any severance upon the termination of his employment in September 2014.  Mr. Bartholomew does retain the ability to exercise Non-Qualified Stock Options issued under the 2005 Plan, which expire on December 16, 2014.

All change in control payments due to Messrs. Enloe and Wells would have been limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G.

Director Compensation.

The Company’s Board consisted of between seven and nine members in 2013. As noted above, Stanley D. Primak resigned his positions as director of the Company and the Bank on January 28, 2013. Also as noted above, William C. Enloe resigned his positions as Chief Executive Officer, President and director of Trinity and Chief Executive Officer and director of the Bank on February 1, 2013.  James E. Goodwin joined the Bank Board on July 18, 2013 and the Trinity Board on October 18, 2013.

Lewis A. Muir served as Director Emeritus until his resignation on September 27, 2013.

The Company provides compensation to non-employee directors based on the service they provide to the Company. The Company’s employee directors, William C. Enloe and Steve W. Wells, and the Company’s Director Emeritus, Lewis A. Muir, were provided no compensation for their service as directors during 2013. The Company’s employee directors were compensated for their positions within the Company during 2013 as described above.

The following table sets forth compensation provided to each of the non-employee directors of the Company and includes compensation for their services as directors of the Bank in 2013.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation (1) ($)	Total ($)
James E. Goodwin, Jr.	12,000	877	12,877
Jeffrey F. Howell	29,000	2,121	31,121
Deborah U. Johnson	24,000	1,755	25,755
Jerry Kindsfather	30,000	2,194	32,194
Arthur B. Montoya, Jr.	24,000	1,755	25,755
Stanley D. Primak	2,000	146	2,146
Charles A. Slocomb	24,000	1,755	25,755
Robert P. Worcester	24,000	1,755	25,755
Lewis A. Muir	-	-	-

(1)	All Other Compensation consists of tax gross-ups. The Company does not provide for the payment of any tax gross-ups to its NEOs.

The Company’s entire Board routinely reviews and determines compensation for non-employee directors. As a starting point for its review, the Compensation Committee uses director compensation from the peer group compensation data prepared by the Company’s management and the results of McLagan’s survey of regional and community banks. The Board modified the fees paid to non-employee members, effective March 1, 2012, as presented in the table below. Each non-employee member of the Board receives a monthly retainer for his or her service to Trinity and the Bank as presented in the following table.

Board or Committee	2013 Fee Schedule ($)	2012 Fee Schedule (1) ($)
Trinity Board of Directors	500	500
Bank Board of Directors	1,500	1,500
Title Guaranty Board of Directors	-	-
Trinity Chair of the Board of Directors	500	500
Trinity Vice-Chair of the Board of Directors (2)	-	-
LANB Compliance Committee (3)	-	500
Trinity and Bank Audit Committee Chairman	500	500
(1)	The 2012 Fee Schedule became effective on March 1, 2012.
(2)	The Company eliminated the position of Vice-Chair of the Board effective July 1, 2011 and reinstituted the position effective February 27, 2013 as an unpaid position.
(3)	The Compliance Committee was disbanded in March 2012. The Compliance Committee was re-established in November 2012 without the payment of additional compensation to the members.

Compensation Committee Interlocks and Insider Participation.

During 2013, no executive officer of the Company served as: a member of a compensation committee (or other board committee performing equivalent functions, or in the absence of such committee the entire Board of Directors) of another entity whose executive officers served on the Compensation Committee; a director of another entity whose executive officers served on the Compensation Committee; or a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) of another entity whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries in 2013, was formerly an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure under “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K, Part III, Item 13.

Compensation Committee Report

The report of the Compensation Committee below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee reviewed and discussed the CD&A with the Company’s management. The Compensation Committee also reviewed its composition and concluded that all of the directors serving on the Compensation Committee are independent pursuant to the standards promulgated by NASDAQ. The Compensation Committee has met and held discussions with the Company’s management regarding the fair and complete presentation of the Company’s compensation practices, policies and plans.

In addition, the Compensation Committee certifies that at least once every six months during the eight-month period ending on August 10, 2012, during which time the Company was subject to the requirements of the Interim Final Rule issued June 15, 2009 by the U. S. Department of the Treasury (the “Interim Final Rule”), it conducted the following assessments (collectively, the “Risk Assessment”):

•	Reviewed with the Company’s senior risk officer (the “SRO”) the senior executive officers’ (“SEOs”) compensation arrangements and has made all reasonable efforts to ensure that such arrangements do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company;
•	Reviewed with the SRO the Company’s employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and
•	Reviewed with the SRO the Company’s employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

The certification above is being provided in accordance with the requirement of the Interim Final Rule.

In the course of conducting its Risk Assessment, the Compensation Committee considered the overall business and risk environment confronting the Company and how the NEO compensation plans and employee compensation plans serve to motivate employee behavior when operating within that environment. In particular, the Compensation Committee’s Risk Assessment focused on the following compensation plans (NEOs may participate in all of the plans):

Base Salaries	Employee Stock Ownership Plan
Performance Bonuses	Stock Incentive Plan
Annual Bonuses	Employment Agreements
Profit Sharing	401(k) Plan

The Company does not maintain any compensation plans in which only NEOs participate. For purposes of this discussion, references to “NEO compensation plans” mean the portion of an employee plan in which the NEOs may participate.

With respect to the NEO compensation plans, the Compensation Committee believes that such plans do not encourage the NEOs to take unnecessary or excessive risks that could harm the value of the Company. The Compensation Committee believes this to be true because, as is more fully described in the CD&A, the Compensation Committee strives to provide a balanced aggregate compensation package to the NEOs that serves to incentivize the NEOs to manage the business of the Company in a way that will result in company-wide financial success and value growth for the Company’s stockholders, subject to the limitations of the CPP rules and regulations without incentivizing undue risk.

The Compensation Committee believes it is appropriate for the NEOs to focus certain of their efforts on near-term goals that have importance to the Company; however, the Compensation Committee also acknowledges that near-term focus should not be to the detriment of a focus on the long-term health and success of the Company. In practice, providing base salary to any employee tends to provide the most immediate reward for job performance. The Compensation Committee engages in an annual process, as described in the CD&A, to set base salary. The Compensation Committee believes the Company’s process for establishing base salary is relatively free from risk to the Company, as we do not typically make significant adjustments to base salary based on a single year’s performance. The Compensation Committee believes it is appropriate to reward the NEOs’ focus on near-term goals, when such goals correspond to the overall goals and direction set by the Company’s Board. To reward the NEOs for such focus, the Committee may award, at its full discretion, cash bonuses to the Company’s executives. In awarding cash bonuses through the Company’s profit sharing program, we try to provide an adequate level of reward and future incentive for the achievement of corporate goals, while also ensuring that the amounts awarded are not such a substantial portion of the total compensation that they could promote behavior that would encourage unreasonable or excessive risks. In this way, we believe the awards under the Company’s profit sharing program do not encourage the Company’s executives to take unnecessary or excessive risks that could harm the value of the Company.

The other incentive compensation elements offered to the Company’s NEOs, with the exception of perquisites, are intended to reward performance over the long-term or are intended to focus the NEOs’ attention on the long-term performance of the Company. The Compensation Committee feels there is little, if any, risk associated with the Company’s ESOP and 401(k) Plan as they are tax-qualified retirement plans that are subject to and maintained in accordance with the mandates of the Internal Revenue Code and the Employee Retirement Income Security Act. The Compensation Committee believes the Company’s equity incentive plans help to tie the NEOs’ interests more closely to those of the Company’s stockholders by giving them an equity interest in the Company. As the RSUs granted in January 2012 and June 2014 include restrictions that will not lapse until at least two years from the date of grant, the Compensation Committee feels this equity interest in the Company promotes a longer term focus among the Company’s executives on the financial success of the Company. Finally, while the Company has adopted a deferred compensation plan, it has not yet granted its use by any employee or NEO.

With respect to the employee compensation plans, the Risk Assessment resulted in a determination by the Compensation Committee that no changes were necessary to bring the plans into compliance with the Interim Final Rule. The Compensation Committee believes there exist adequate policies and procedures to balance and control any risk-taking that may be incentivized by the employee compensation plans. The Compensation Committee further believes that such policies and procedures do not incentivize employees to manipulate reporting earnings in an effort to enhance their compensation. The Interim Final Rule generally applied to the Company until the sale of the CPP securities was completed by the U.S. Department of the Treasury’s auction which closed on August 10, 2012.

The Compensation Committee intends to continue, in accordance with its obligations under applicable rules and regulations of the federal banking regulators, to periodically review and assess the NEO compensation plans and employee compensation plans to ensure that the risk-taking behavior incentivized by such plans is kept to an appropriate level. The Compensation Committee will, as necessary, amend or discontinue any plan or revise any company policy or procedure to meet its obligations under applicable rules and regulations of the federal banking regulators.

Based on review and discussions, the Compensation Committee determined that the risk management oversight and the internal controls embedded within the organization, the discretionary nature of most compensation plans or a combination of these features, are key features that serve to ensure that the compensation plans do not encourage undesirable risk-taking activities or the manipulation of earnings. The Compensation Committee has recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

The Compensation Committee:
Robert P. Worcester (Chair)
Jeffrey Howell	Jerry Kindsfather
James E. Goodwin, Jr.	Charles A. Slocomb

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Trinity’s common stock by:

•	Any person who is known to Trinity to own beneficially more than 5% of Trinity’s common stock;
•	Each of Trinity’s directors;
•	The NEOs of Trinity; and
•	All current executive officers and Directors as a group.

All shares of common stock are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.  Beneficial ownership as of the dates noted has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of November 1, 2014. The shares of common stock subject to options currently exercisable or exercisable within 60 days of November 1, 2014, are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person.  The address of each beneficial owner is c/o Trinity, 1200 Trinity Drive, Los Alamos, New Mexico 87544, unless otherwise indicated by footnote.  As of November 1, 2014, there were 6,453,049 shares of common stock outstanding, each share entitled to one vote.

		As of November 1, 2014
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
James E. Goodwin, Jr.	Director	167	*
Jeffrey F. Howell	Director	7,028	*
John S. Gulas (1)	Director and Chief Executive Officer	11,765	*
Deborah U. Johnson (2)	Director	11,000	*
Jerry Kindsfather (3)	Director	224,860	3.48%
Arthur B. Montoya, Jr. (4)	Director	16,333	*
Charles A. Slocomb (5)	Director	5,836	*
Steve W. Wells (6)	Director and President of the Bank	93,547	1.45%
Robert P. Worcester (7)	Director	9,674	*
Daniel R. Bartholomew (8)	Former Chief Financial Officer	23,107	*

Total of Directors and Executive Officers (9)		405,835	6.28%

(1)	Mr. Gulas was appointed as Chief Executive Officer, President and Director of Trinity on May 29, 2014 and did not hold a position at Trinity or the Bank prior to that date. Mr. Gulas holds 11,765 RSUs, awarded on June 3, 2014. The RSUs will vest on June 3, 2016.
(2)	Ms. Johnson holds 1,800 shares in her individual retirement account and 9,200 are held in the Deborah U. and Eric D. Johnson Revocable Trust U/A dated April 22, 2008.
(3)	Mr. Kindsfather holds 95,268 shares in the Kindsfather Family Revocable Trust. Mr. Kindsfather’s beneficial ownership also includes 129,592 shares, one-half of the 259,184 shares held by J&G Investments, in which Mr. Kindsfather is a 50% partner with shared voting and investment power.
(4)	Dr. Montoya shares voting and investment power in 16,033 shares with his spouse. The remaining 300 shares are held by the Arthur B. Montoya, Jr., DDS Profit Sharing Plan over which Dr. Montoya shares voting and investment power.
(5)	Mr. Slocomb shares voting and investment power in such shares with his spouse.
(6)	Includes 50,636 shares Mr. Wells owns in Trinity’s ESOP, 12,705 shares held in his individual retirement account, 15,145 shares over which Mr. Wells has sole voting and investment power and 14,000 shares available to Mr. Wells through the exercise of options at November 1, 2014. This number includes 1,061 shares held by Mr. Wells’ spouse, obtained prior to marriage, to which he has disclaimed any beneficial ownership. All options which Mr. Wells may exercise within 60 days of November 1, 2014 are included in his respective percentages of ownership.
(7)	Mr. Worcester shares voting and investment power over such shares with his spouse.
(8)	Mr. Bartholomew owns 15,556 shares through Trinity’s ESOP and 551 shares over which Mr. Bartholomew shares voting and investment power with his wife. Additionally, 7,000 shares are available to Mr. Bartholomew through the exercise of options as of November 1, 2014. All options which Mr. Bartholomew may exercise within 60 days of November 1, 2014 are included in his respective percentages of ownership. Mr. Bartholomew resigned from his position as Chief Financial Officer effective September 2, 2014.
(9)	The total percentage of ownership for all Directors and Executive Officers includes all options exercisable within 60 days of November 1, 2014. The total also includes the 25 shares owned by Anne Kain, Interim Chief Financial Officer, and the 2,493 shares owned by Ms. Kain through Trinity’s ESOP.

Persons known to Trinity to own more than 5% of the outstanding shares

		As of November 1, 2014
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
Trinity Capital Corporation ESOP (1)	5% Shareholder	673,175	10.42%
The Delle Foundation (2)	5% Shareholder	667,097	10.32%
Kindsfather Family Trust, Jerry and Faye Kindsfather, J&G Partners, Gary and Linda Kindsfather (3)	5% Shareholder, Director	362,452	5.61%

(1)	Of the 673,175 shares held by Trinity’s ESOP as of November 1, 2014 all were allocated or will be allocated to the individual participants’ accounts.
(2)	The Delle Foundation is a non-profit corporation. George A. Cowan, the grantor of the foundation, served as a Director Emeritus to Trinity and the Bank until his death in April 2012. The address of The Delle Foundation is 1200 Trinity Drive, Los Alamos, NM 87544. Ms. Howell serves as Chairman of the Board of The Delle Foundation and Mr. Enloe serves as a Director.
(3)	Jerry Kindsfather, the Kindsfather Family Revocable Trust u/a dated June 16, 2008, J&G Investments, the Gary E. and Linda D. Kindsfather Trust u/a dated July 5, 2007 and Gary and Linda Kindsfather collectively hold 5.61% of the outstanding shares of Trinity. Mr. Kindsfather holds 95,268 shares in the Kindsfather Family Revocable Trust. J&G Investments holds 259,184 shares. The Gary E. and Linda D. Kindsfather Trust holds 8,000 shares. Jerry Kindsfather serves as Chairman of the Board of Directors of both Trinity and the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity’s current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by stockholders at the 1998 Annual Meeting and the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by stockholders at the 2005 Annual Meeting.  The following table provides information regarding the Plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	45,578	$30.50	500,000
Equity compensation plans not approved by stockholders	—	—	—
Total	45,578	$30.50	500,000	(2)

(1)	As of December 31, 2013, there were 42,000 outstanding non-qualified stock options exercisable by the awardees and 3,578 outstanding RSUs under the Company’s equity compensation plans. The weighted-average exercise price in column (b) does not take into account the outstanding RSUs.
(2)	All shares reflected are authorized for issuance under the 2005 Plan, under which shares of restricted stock may be issued.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

Trinity’s written Related Party Transaction Policy provides that all relationships between Trinity and any director, executive officer or an entity related to a director or executive officer, will be reviewed, approved or ratified by the Audit Committee of the Board, excluding loan transactions falling within the ordinary course of business with the Bank. All transactions will be reviewed, regardless of type, when the transaction is anticipated to or actually meets or exceeds $120,000 in compensation to the director, executive officer or an entity related to a director or executive officer. The review will include the details of the relationship, including the nature of the relationship, the anticipated amount of compensation to be paid under the transaction, and, if possible, a comparison of market rates for similar products or services. The Audit Committee will consider the proposed relationship and either approve or deny the engagement. Additionally, the relationships with directors and their related entities will be reviewed each year as part of the determination of independence of each director and nominee. In the event that a relationship is entered into without prior approval of the Audit Committee, it will be provided with detailed information regarding the relationship for ratification. If the Audit Committee does not ratify the relationship, Trinity will terminate the relationship. Once a relationship has been created, Trinity will cause a request for proposals to be issued to the director, executive officer or entity related to a director or executive officer not less than every five years. This request will serve to ensure that Trinity is obtaining products and services on terms at least as favorable as if they were from an unrelated third party.

The types of transactions, relationships and arrangements that are considered in determining independence but are not disclosed as a related party transaction include, but are not limited to, borrowing relationships and business relationships. Trinity is a bank holding company that controls the Bank, a national bank. The Bank commonly enters into customary loan, deposit and associated relationships with its directors and executive officers, all of which are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. All loans by the Bank to Trinity’s directors and executive officers are subject to the regulations of the OCC. National banks are generally prohibited from making loans to their directors and executive officers at favorable rates or on terms not comparable to those available to the general public or other employees. The Bank does not offer any preferential loans to Trinity’s directors or executive officers.

Director Independence.

Trinity routinely examines the relationships with each director to determine whether that director can be considered “independent,” “outside,” and “non-employee.” The standards employed by Trinity are consistent with the requirements set forth by the Internal Revenue Code, the SEC and the NASDAQ. This analysis is reviewed by the Nominating and Corporate Governance Committee and the full Board. The Board has determined that each director, other than Mr. Gulas, who currently serves as President and CEO of the Company and Mr. Wells, who serves as President of the Bank and Secretary of Trinity, are independent within the meaning of the rules of the IRC, SEC and NASDAQ.  Additionally, prior to his resignation from all positions at Trinity and the Bank, Mr. Enloe was also not considered to be independent.  In making these determinations, the Board was aware of and considered the loan and deposit relationships with directors and their related interests with which the Bank enters into in the ordinary course of business, and any other arrangements which would fall within the provisions described above.

Item 14.	Principal Accountant Fees and Services.

The Board selected Crowe as the independent registered public accounting firm of Trinity and the Bank for the years ended December 31, 2013 and 2012.   Trinity previously engaged Moss Adams, LLP (“Moss Adams”) as the Company’s independent registered public accounting firm from January 2006 to December 2011.  In accordance with its established practice, Trinity requests proposals from its auditors at least every five years.  As part of its process, the Audit Committee selected Crowe as its independent registered public accounting firm beginning in the first quarter of 2012, as reported in its Form 8-K dated March 26, 2012. During Trinity’s two most recent years and the subsequent interim period preceding the replacement of Moss Adams, there were no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Moss Adams, would have caused it to make reference to the subject matter of the disagreement in connection with its report on Trinity’s financial statements for such years.  During the same periods, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent years and the subsequent interim period up to the date of engagement with Crowe, Trinity did not consult with Crowe regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Trinity’s financial statements or as to any disagreement or “reportable event” as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

Following the selection of Crowe as its independent registered public accounting firm beginning in the first quarter of 2012 and thereafter, Trinity determined the necessity of restating its financial statements for the years ended December 31, 2011 and 2010 and the intervening periods as well as for the quarters ended June 30, 2012 and March 31, 2012.  Due to the circumstances leading to the restatement of financials, Moss Adams revoked its previous audit letters on the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006. Following the restatement, Moss Adams provided a revised audit letter for the year ended December 31, 2011.

Audit and Other Fees Paid to Crowe.  Aggregate fees for professional services rendered for Trinity and the Bank by Crowe for the years ended December 31, 2013 and 2012, including the restated periods, are described below.

Services Provided	2013 ($)	2012 ($)
Audit Fees, including audits of our consolidated financial statements, the audit of management’s assertion on internal control over financial reporting and reviews of our interim consolidated financial statements, including those in our Quarterly Reports on Form 10-Q	$782,520	$557,420
Audit Related Fees, including assurance related services the majority of which relate to the audits of Trinity’s ESOP and 401(k) plan and evaluation of compliance with the Sarbanes-Oxley Act of 2002	5,300	24,500
Tax Fees, including preparation of our federal and state income tax returns and non-routine tax consultations	-	12,300
All Other Fees	176,210	57,010
TOTAL	$964,030	$651,230

Fees Paid to Moss Adams.  For the year ended December 31, 2013, the Company paid a total of $447,980 to Moss Adams for audit work related to the restatement of financials for the years 2011 and prior. Of that amount, $395,720 was paid for Audit Fees.  During 2013, the Company paid an additional $52,260 in Other Fees to Moss Adams.  For the year ended December 31, 2012, the Company paid a total of $41,780 to Moss Adams for audit work related to the restatement of financials for the years 2011 and prior. Of that amount, $38,880 was paid for Audit Fees.  During 2013, the Company paid an additional $2,900 in Other Fees to Moss Adams.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.   The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to Trinity or the Bank and ensures that the independent public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation.  During the years ended December 31, 2013, 2012 and 2011, all services were approved in advance by the Audit Committee in compliance with these processes. The Committee concluded that the provision of such services by Crowe and Moss Adams was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Financial Statement Schedules.  Financial statement schedules are omitted, as they are not required, not significant, not applicable, or the required information is shown in the consolidated financial statements or the accompanying notes thereto.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (1)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (9)	Amendment to the Articles of Incorporation establishing the Series A Preferred Stock and the Series B Preferred Stock, effective on March 25, 2009

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (6)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (13)	Amended and Restated Trinity Capital Corporation 2005 Stock Incentive Plan

10.8 (12)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe

10.10 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.11 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated March 13, 2008

10.12 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008

10.13	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and William C. Enloe dated December 31, 2012

10.14	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated December 31, 2012

10.15 (11)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.16 (11)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.17 (10)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009

10.18 (13)	Form of Non-TARP Restricted Stock Unit grant agreement

10.19 (13)	Form of TARP Restricted Stock Unit grant agreement

10.20 (14)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated November 30, 2012

10.21 (15)	Agreement by and between Trinity Capital Corporation and the Federal Reserve Bank of Kansas City, dated September 26, 2013

10.22 (16)	Consent Order by and between Los Alamos National Bank and The Comptroller of the Currency, dated December 17, 2013

10.23 (17)	Employment Agreement dated June 3, 2014 between Trinity Capital Corporation, Los Alamos National Bank and John S. Gulas

10.24 (18)	Consulting Agreement dated September 16, 2014, between Los Alamos National Bank and Daniel R. Bartholomew

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams, LLP

23.2	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K filed August 22, 2005
(3)	Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006
(8)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007
(9)	Incorporated by reference to the Company’s Form 8-K filed on March 27, 2009
(10)	Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2009
(11)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2008
(12)	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2006
(13)	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2012
(14)	Incorporated by reference to the Company’s Form 8-K filed on December 6, 2012
(15)	Incorporated by reference to the Company’s Form 8-K filed on October 1, 2013
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2013
(17)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2014
(18)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2014	TRINITY CAPITAL CORPORATION

	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John S. Gulas	Chief Executive Officer, President	December 12, 2014
John S. Gulas	and Director

/s/ Anne Kain	Interim Chief Financial Officer	December 12, 2014
Anne Kain	and Principal Accounting Officer

/s/ Jerry Kindsfather	Chairman of the Board	December 12, 2014
Jerry Kindsfather	and Director

/s/ James E. Goodwin, Jr.	Director	December 12, 2014
James E. Goodwin, Jr.

/s/ Jeffrey F. Howell	Director	December 12, 2014
Jeffrey F. Howell

/s/ Deborah U. Johnson	Director	December 12, 2014
Deborah U. Johnson

/s/ Arthur B. Montoya, Jr.	Director	December 12, 2014
Arthur B. Montoya, Jr.

/s/ Charles A. Slocomb	Director	December 12, 2014
Charles A. Slocomb

/s/ Steve W. Wells	Director	December 12, 2014
Steve W. Wells

/s/ Robert P. Worcester	Director	December 12, 2014
Robert P. Worcester