Form 10-K
period 2014-12-31
TRINITY CAPITAL CORP
filed 2016-05-09
CIK 99771

As filed with the Securities and Exchange Commission on May 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☒   Yes  ☐No

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
☐  Yes   ☒  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25,967,000  (based on the last sale price of the Common Stock at June 30, 2015 of $4.00 per share).

As of March 31, 2016, there were 6,526,302 shares of Common Stock outstanding.

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

PART I
Item 1.	Business

Explanatory Note

This Annual Report on Form 10-K is the Company’s first report since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013.  This Annual Report on Form 10-K for the year ended December 31, 2014  contains: (i) the consolidated financial information for the years ended December 31, 2014, and 2013 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders equity and cash flows for the year ended December 31, 2012; and (ii) the selected consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 (unaudited) required pursuant to Item 6 of the Form 10-K. The consolidated financial information as of and for the quarterly periods ended September 30, 2015, June 30, 2015, March 30, 2015 September 30, 2014, June 30, 2014, March 31, 2014, which have not been filed with the Securities and Exchange Commission (the “SEC”), will not be separately presented as the Company determined that due to the length of time that has passed the separate presentation is not material. Comparative quarterly information will, however, be provided within the quarterly reports on Form 10-Q for the quarterly periods beginning March 31, 2016.

As discussed in  the Company’s Form 10-K Annual Report for the year ended December 31, 2013 filed on December 12, 2014, subsequent to the issuance of the Company’s June 30, 2012 consolidated financial information on Form 10-Q, the Company’s management determined that Los Alamos National Bank, the Company’s wholly-owned bank subsidiary (the “Bank”), had not properly recognized certain losses and risks inherent in its loan portfolio on a timely basis as disclosed in the Company’s Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission (“SEC”).  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting and disclosure controls.  As a result, the Company restated its consolidated financial data for the years ended December 31, 2006 through 2011 and the consolidated financial information for the quarterly periods ended June 30, 2012 and March 31, 2012 (the “Restated Periods”).  The Company issued the 2013 Annual Report on Form 10-K on December 12, 2014 which included: (i) consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 (unaudited) and 2009 (unaudited);  and (ii) the consolidated financial statements for the Company for the years ended December 31, 2013 and 2012.

Financial information for the Restated Periods included in the reports on Form 10-K and Form 10-Q and earnings press releases and similar communications issued prior to December 12, 2014, are superseded in their entirety by the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on December 12, 2014.

As detailed in Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, there are material weaknesses in our internal controls over financial reporting and disclosure controls dating to 2006, which have not yet been fully remediated.  The override of controls by former members of management and these material weaknesses, caused the misstatements of the Company’s financial statements noted above.

For more information regarding the impact on the Company’s financial results, refer to Part I, Item 1A, “Risk Factors;” Part II, Item 6, “Selected Financial Data;” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and to our consolidated financial statements included in Part II, Item 8.  Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, “Controls and Procedures.”

Trinity Capital Corporation

General. Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of the Bank and the sole stockholder of Title Guaranty & Insurance Company (“Title Guaranty”).  The Bank is the sole stockholder of TCC Advisors Corporation (“TCC Advisors”), the sole member of LANB Investment Advisors, LLC, a New Mexico limited liability company (“LANB Investment Advisors”), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”).  The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos County has approximately 17,700 residents.  Today, Los Alamos National Laboratory (the “Laboratory”) remains a pre-eminent research facility for scientific and technological development in numerous scientific fields.  As of December 31, 2014, the Laboratory employed (directly and indirectly) approximately 10,200 people, making it the largest employer in Los Alamos County.  The Laboratory remains the cornerstone of the community and has attracted numerous other scientific businesses to the area.

As a bank holding company, Trinity is regulated primarily by the Federal Reserve Bank of Kansas City. The primary business of Trinity is the operation of the Bank. The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory and continues to expand its market share and customer base. The Bank is a full-service commercial banking institution with seven bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico and is regulated by the Office of the Comptroller of the Currency (“OCC”).  The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust and investment services to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2014, the Bank had total assets of $1.4 billion, net loans of $887.8 million and deposits (net of deposits of affiliates) of $1.3 billion.

The Bank had offices solely in Los Alamos County, from its founding in 1963 until 1999 when the Bank diversified and pursued growth opportunities in other areas of New Mexico.   In 1999, the Bank established its first office in Santa Fe, located 35 miles southeast of Los Alamos, and added a second office in 2004.    Trinity acquired a ground lease for additional land in Santa Fe, where a third Santa Fe office was opened in October 2009 to better serve its growing customer-base and to attract new customers.  The Bank also expanded into Albuquerque, New Mexico in 2005 through a loan production office.  Albuquerque is located approximately 100 miles southwest of Los Alamos.  In November 2011, the Bank opened a full service office in Albuquerque that offers depository and lending services.  In May 2013, this full service office was moved to its present, larger facility to better serve our customers. A second office is currently maintained and houses loan production and support functions. Based upon the Federal Deposit Insurance Corporation’s (the “FDIC”) Summary of Deposits (“SOD”) Report containing data as of June 30 of each year, the Bank has held the largest share of deposits in Los Alamos County since 2007. In addition, the Bank’s deposits in Santa Fe County have been in the top three since 2007.  According to the 2015 SOD, the Bank held approximately 0.60% of the market in Bernalillo County, the primary home county of Albuquerque.

Trinity acquired Title Guaranty in 2000.  Title Guaranty was a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  In August 2012, Trinity sold substantially all of the assets of Title Guaranty and exited the title insurance line of business.  As of

December 31, 2014, Title Guaranty existed as a subsidiary of Trinity with effectively no assets. Trinity is in the process of dissolving Title Guaranty.

The Bank created TCC Advisors in February 2006 to enable Trinity to manage certain assets. In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank's foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico, while seeking a sale of the property.  Substantially all of the assets of TCC Advisors were sold in January 2015.  In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.  TCC Funds remains dormant with no planned use at this time.  In August 2008, the Bank invested in Cottonwood as a 26% member and had a 24% interest as of December 31, 2014. Cottonwood assists in the management of, and counsels, startup companies involved in technology transfer from research institutions in New Mexico, as well as establishing and managing venture funds.   Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.  In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV.  Both of these entities were created for the sole purpose of funding loans to, and investments in, a New Market Tax Credit project located in downtown Albuquerque, New Mexico.  In September 2010, the Bank invested in Southwest Medical Technologies, LLC (“SWMT”) as a 20% member.  Participation in this entity is part of the Bank's venture capital investments.    SWMT is focused on assisting new medical and life science technologies to identify investment and financing opportunities.  In November 2015, the Bank sold its interests in SWMT. The Bank initially formed LANB Investment Advisors in October 2012 to house a Registered Investment Advisor as part of its Trust and Investment Department operations. This entity has remained dormant since its creation with no planned use at this time.

Corporate Structure. Trinity was organized in 1975 as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”). Trinity acquired the stock of the Bank in 1977 and serves as the holding company for the Bank.  In 2000, Trinity elected to become, and was approved as, a financial holding company, as defined in the BHCA, and purchased Title Guaranty.  Title Guaranty and the Bank are wholly-owned subsidiaries of Trinity. Trinity sold the assets of Title Guaranty in 2012 and is in the process of dissolving the entity.   Trinity elected to resume its status as a bank holding company in 2013 and is no longer a financial holding company.  The Bank created both TCC Advisors and TCC Funds in February 2006.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities that had an aggregate outstanding balance of $37.1 million as of December 31, 2014. Trinity’s sole business is the ownership of the outstanding shares of the Bank and the administration of the Trusts.  The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

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

Los Alamos National Bank

General. The Bank is a national banking organization created under the laws of the United States of America.  The Bank is regulated primarily by the Office of the Comptroller of the Currency (“OCC”).

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

Lending Activities.

General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies primarily within the Bank’s existing market areas.  The Bank actively markets its services to qualified borrowers.  Lending officers build relationships with new borrowers entering the Bank’s market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  As of December 31, 2014, the Bank’s maximum legal lending limit to one borrower was $22.6 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  The Bank’s loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2014, residential real estate mortgages made up approximately 33.52% of the Bank’s loan portfolio; commercial real estate loans comprised approximately 40.15%; construction real estate loans comprised 10.98%; general commercial loans comprised 11.87%; and consumer lending comprised 3.48%.  In addition, the Bank originates residential mortgage loans for sale to third parties, primarily the Federal National Mortgage Association (“Fannie Mae”), and services most of these loans for the buyers; however, beginning in late 2015, management began moving toward a strategy to sell most newly originated mortgage loans with servicing released. The change in strategy is primarily based upon new compliance requirements and capital treatment relating to residential mortgage loans.

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

Residential Real Estate Loans. Residential real estate lending has been an important part of the Bank’s business since its formation in 1963.  The majority of the residential real estate loans originated and retained by the Bank are in the form of 15- and 30-year variable rate loans.  The Bank also originates 15- to 30-year fixed rate residential mortgages and sells most of these loans to outside investors.  In 2014, the Bank originated approximately $77.0 million in residential real estate loans sold to third parties. As of December 31, 2014, the total sold residential mortgage loan portfolio serviced by the Bank on behalf of third parties was $918.7 million.  The Bank does not engage in financing sub-prime loans nor does it participate in any sub-prime lending programs.  The Bank participates in the current U.S. Department of the Treasury (the “Treasury”) programs, including the Home Affordable Modification Program, to work with borrowers who are in danger of, or who have defaulted on residential mortgage loans.

Construction Loans. The Bank is active in financing construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  Management has continued to de-emphasize this type of lending in favor of other types of loans.    The Bank manages the risks of construction lending through the use of underwriting and construction loan guidelines and requires work be conducted by reputable contractors.  Construction loans are structured either to convert to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Approximately half of all construction loans have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford the Bank an opportunity to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  However, these higher yields correspond to the higher risks associated with construction lending.

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

The Albuquerque MSA and the area just to the north of Albuquerque have been among the fastest growing areas of the state, although population growth slowed beginning in 2010.  However, Santa Fe County and the Santa Fe MSA have outpaced the rate of growth in the Albuquerque MSA over the last several years.  The following table provides population data for New Mexico, our market areas and the nation as a whole, obtained from the U.S. Census Bureau:

Area	Total Population 2014 (Estimate)	Population Change 2010-2014 (%)
State of New Mexico	2,085,572	1.00
Los Alamos County	17,682	(1.83)
Santa Fe County	148,164	2.53
Bernalillo County	675,551	1.72
Albuquerque, NM MSA	904,587	1.68
National	318,857,056	3.07

The Bank’s market areas enjoy higher rates of homeownership, median home values and high school diplomas and college or higher degrees than the national averages. Los Alamos County also enjoy higher than national percentages of median household income as shown in the table below. The information below was obtained from the U.S. Census Bureau.

Income, Education, Home Values and Ownership Data as of May 28, 2015
Area	Median HH Income 2010-2014 ($)	Median Home Values 2010-2014 ($)	Home ownership 2010-2014 (%)	High School Diploma 2010-2014 (%)	College or Higher Degree 2010-2014 (%)
State of New Mexico	44,968	159,300	68.2	84.0	26.1
Los Alamos County	105,989	280,700	75.0	97.2	64.0
Santa Fe County	52,958	272,700	69.4	87.6	39.9
Albuquerque, NM MSA	49,371	180,035	67.6	87.2	29.9
National	53,046	176,700	64.9	86.0	28.8

The Bank’s deposits continue to be concentrated in the Los Alamos market although, as shown in the table below, diversification of the deposit base is continuing. The Deposit Market Rank and Market Share were obtained from the FDIC’s SOD report for June 30, 2015.

Area	Market Rank as of June 30, 2015	Deposit Market Share as of June 30, 2015 (%)	Number of Branches as of December 31, 2014	Deposits in Market as of December 31, 2014 ($000)
State of New Mexico	6	4.38	6	$1,282,442
Los Alamos County	1	89.75	2	751,241
Santa Fe County	3	16.61	3	492,190
Albuquerque, NM MSA	14	0.53	1	78,330

Unlike the Bank’s deposit base, the largest portion of the Bank’s loan portfolio is from the Santa Fe market.  The Santa Fe market area constitutes approximately $28 million more in loans than does the Los Alamos market area.  In addition, the Bank’s Albuquerque market area constitutes a significant portion of the Bank’s loan portfolio, particularly in light of the small branch footprint the Bank holds in that market.

Geographic Segmentation of Loan Portfolio as of December 31, 2014 (In millions)
Area	Commercial Loans	Commercial Real Estate Loans	Residential Loans	Construction Loans	Consumer and Other Loans	Total
Los Alamos County	$41.9	$124.5	$151.5	$24.6	$15.5	$358.0
Santa Fe, NM MSA	47.1	150.1	134.0	40.3	14.2	385.7
Albuquerque, NM MSA	19.3	91.6	20.2	35.3	2.1	168.5

Los Alamos. The Bank currently has two full-service offices in Los Alamos County. The city of Los Alamos lies within Los Alamos County.  Los Alamos County population is slightly declining, due to the aging population and the lack of significant parcels of land for development.  Los Alamos County has approximately 17,700 residents. The stability of the Los Alamos market has provided a solid base for the Company throughout its history.

The primary employer in Los Alamos County is the Laboratory, one of the world’s premier national security and scientific research and development institutions.  The Laboratory is operated by Los Alamos National Security, LLC for the Department of Energy.  The Laboratory employs approximately 10,800 employees.  Most of the employees are scientists, engineers and technicians working in the areas of national security, bio-sciences, chemistry, computer science, earth and environmental sciences, materials science and physics, contributing to Los Alamos County’s exceptional percentage of the population with higher education.  The concentration of highly skilled and highly educated residents provides the Bank with a sophisticated customer base and supports a high level of median household income.  As many communities suffered from the economic downturn in recent years, the effect in Los Alamos County has been minimized by federal government spending, primarily in the form of approximately $2.2 billion toward funding Laboratory projects and operations; however, there is no guarantee that such funding will continue at current rates.  The Fiscal Year 2015 funding, as enacted, for the Laboratory from the federal government agencies such as the Department of Energy, the Department of Homeland Security and the Department of Defense was reduced by approximately $161 million from the previous year to $1.95 billion. The funding for Fiscal Year 2016 is approximately $2.2 billion. The Fiscal Year 2017 budget request is $2.1 billion.  In addition, the Laboratory typically obtains additional funding through “work for others” which includes corporate partners and other research institutions.

Santa Fe. The Bank has three full-service offices in Santa Fe, New Mexico.  The Bank has positioned the offices to ensure a presence in the significant economic corridors within the city. The Santa Fe market has provided a solid base for the Bank’s deposit and loan growth over the past several years.  The Bank has been awarded recognition as “Best Bank” in the area by a local media survey for ten consecutive years.

Santa Fe serves as the capital of New Mexico and is located approximately 35 miles southeast of Los Alamos.  Santa Fe County’s local economy is based primarily on government and tourism.  The Bank expanded into the Santa Fe market, in part, to take advantage of the population growth, which had been higher than the state and national averages.  Santa Fe County had been one of the fastest growing counties in the state; however, growth has slowed in more recent years.

Albuquerque. The Bank currently has one full service office and one loan production office located in Albuquerque. The Bank has offered both loan and deposit services in Albuquerque since the end of 2007. Albuquerque is a city of approximately 557,200 residents, and approximately 904,600 residents in the MSA, and is located approximately 100 miles southwest of Los Alamos.  The Albuquerque economy is more varied than either Los Alamos or Santa Fe, with no predominant industry or employer.

Unemployment. There has been a slight increase in unemployment and levels are still elevated from historic norms and continue to exceed the national average.   The economic data compiled by New Mexico’s Department of Workforce Solutions as of August 2015 (New Mexico Labor Market Review, Volume 44, No. 8, September 25, 2015) indicates that the state is showing improvement in the economy, with the number of employed people increasing as well, but has yet to fully recover employment losses from the 2008 – 2010 recession.  The positive signs included job growth from August 2014 through August 2015 of 0.37% with the most significant gains in the education & health services (5,500 jobs, 4.40%) and leisure & hospitality industries (3,300 jobs, 3.50%).  The greatest job losses in that same period were in other services (1,500 jobs lost, 4.93% reduction) and government (2,200 jobs lost, 1.18% reduction).  While New Mexico offers tax and other incentives to entice businesses to operate and relocate to the state, New Mexico has dropped to 45th in the nation for job growth and continues to trail other states in the region. Public sector spending accounts for approximately half of the state’s income and typically provides stability in the economy.

While elevated over historic norms, New Mexico has seen higher than national levels of unemployment in recent years.   The most recent data indicates an increased rate of unemployment in New Mexico while the unemployment at national levels continues to decrease.  The table below presents the unemployment data for New Mexico, each of our market areas and the national level. The Market Rank information below was obtained from the FDIC’s SOD Report for June 30, 2015. The unemployment data was obtained from the New Mexico Department of Workforce Solutions.

Area	Market Rank	Number of Branches	Unemployment R ate as of December 31, 2014	Unemployment Rate Year Ago Change as of December 31, 2014 (%)	Unemploy- ment Rate as of September 30, 2015	Unemployment Rate Year Ago Change as of September 30, 2015(%)
State of New Mexico	6	6	5.6	(0.9)	6.7	0.4
Los Alamos County	1	2	3.3	(0.9)	4.4	0.4
Santa Fe County	3	3	4.5	(0.8)	5.7	0.3
Albuquerque, NM MSA	14	1	5.4	(1.0)	6.4	0.2
National			5.4	(1.1)	4.9	(0.8)

Tourism, one of the primary industries within the state, has begun to recover, with room rates and occupancies up leading to increases in lodgers’ taxes and gross receipts taxes on accommodations and food services.  Additionally, the health services industry is showing improvement as are high tech businesses, including solar and wind energy companies

Competition. There is strong competition, both in originating loans and in attracting deposits, in the Bank’s market areas.  Competition in originating real estate loans comes primarily from other commercial banks, credit unions, savings institutions and mortgage bankers making loans secured by real estate located in the Bank’s market areas. Commercial banks, credit unions and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality and speed of services provided to borrowers.  Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

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

Employees. As of December 31, 2014, the Bank had 350 full time-equivalent employees.  As of March 31, 2016, the number of full-time equivalent employees has been reduced to 303. We are not a party to any collective bargaining agreements.

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

As of December 31, 2014, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “– The Bank – Enforcement Action,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2014, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2014, Trinity had regulatory capital in excess of the FRB’s requirements and met the Dodd-Frank Act requirements.

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

U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies.  The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments qualified as Tier 1 Capital prior to Basel III implementation do not qualify, or their qualifications have changed. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other non-qualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions.   Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

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

The Basel III Rule maintains the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk-weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule does not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other factors, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like Trinity and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which was required to be made in the first quarter of 2015, excluded from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. Trinity made the opt-out election in the first quarter of 2015.

Generally, financial institutions (except for large, internationally active financial institutions) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) non-qualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

Enforcement Action.  On September 26, 2013, the FRB entered into a Written Agreement with Trinity (the “Written Agreement”).  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB.

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

Further, the terms of the Series A Preferred Stock and the Series B Preferred Stock (collectively “Preferred Stock”) provide that no dividends on any common or preferred stock that ranks equal to or junior to such preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the preferred stock have been fully paid.  Similarly, the terms of the trust preferred securities include a restriction on the payment of dividends on any common or preferred stock that ranks equal or junior to such trust preferred securities unless and until all accrued and unpaid interest for all past periods have been fully paid.  As discussed in this Form 10-K, Part II, Item 8, Footnote 10, Trinity is currently deferring dividends and interest payments on these securities in accordance with their terms.

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

Enforcement Actions.  On November 30, 2012, the Bank entered into a Formal Agreement with the OCC (the “Formal Agreement”). The Formal Agreement was generally focused on improving the Bank’s credit administration, credit underwriting, internal controls and management supervision. Additionally, the Formal Agreement required the Bank receive approval of the OCC prior to declaring dividends.  On December 17, 2013, the Bank entered into a Consent Order with the OCC (the “Consent Order”).  The focus of the Consent Order, which terminated the Bank’s Formal Agreement, is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  This requirement to meet and maintain a specific capital level in the Consent Order means that the Bank may not be deemed to be “well capitalized” under the prompt corrective action rules.

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

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.62%.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the years ended December 31, 2014 and 2013, the Bank paid supervisory assessments to the OCC totaling $662 thousand and $580 thousand, respectively.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for Trinity is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval; however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

By virtue of express restrictions set forth in the Consent Order; however, the Bank may not pay any dividend unless it complies with certain provisions of the Consent Order and receives a prior written determination of no supervisory objection from the OCC.

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

Transaction Account Reserves.  FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $75.7 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $75.7 million, the reserve requirement is $2.27 million plus 10% of the aggregate amount of total transaction accounts in excess of $75.7 million.  These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2013, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

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

Servicing.  On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The servicing rules took effect on January 10, 2014.

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

The Volcker Rule became effective in July 2015.  While the Volcker Rule has produced significant implications for many large financial institutions, it has not had a material effect on the operations of Trinity or the Bank.  Trinity may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.  Until the application of the final rules is fully understood, the precise financial impact of the rule on Trinity, the Bank, its customers or the financial industry more generally, cannot be determined.

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

Risks related to Our Internal Review, Financial Statements, Internal Controls and Related Investigations

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this report and we cannot ensure that other material weaknesses will not be identified in the future.  Discussed under Item 9A “Controls and Procedures,” we concluded that, as of and for the year ended December 31, 2014, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective at such dates. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified and related remediation activities. Management anticipates that these remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Because some of these remedial actions will take place on a quarterly or annual basis, their successful implementation will continue to be evaluated before management is able to conclude that these material weaknesses have been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.  Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

We continue our remediation activities and must also continue to improve our operational, information technology, and financial systems, infrastructure, procedures, and controls, as well as continue to expand, train, retain, and manage our employee base.  Any difficulties we encounter during implementation could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition and results of operations.

Certain regulatory authorities have requested information and documentation relating to the restatement of our financial statements.   These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation. The SEC opened an investigation in January 2013 relating to the restatement of our financial statements, resulting in the announcement of a settlement with Trinity on September 28, 2015. The SEC also announced settlements with three former members of our senior management and filed suit against two former members of our senior management. While Trinity has settled all claims alleged by the SEC relating to the restatement, Trinity is required to cooperate in any proceedings, including the suit filed against the former members of management, and any other investigation relating to the restatement. The cooperation provisions and the lawsuit may result in a continuation of elevated legal expenses.  Additionally, the Special Inspector General for the Troubled Asset Relief Program opened a criminal investigation and requested information and documentation relating to the restatement of our financial statements. The Company has been advised it is not the target of the investigation.

The Company has incurred significant expenses related to such investigations and inquiries.  The Company is cooperating fully with the investigations.  The Company cannot predict the outcome of any unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any regulatory proceeding or other action could impose upon us fines, penalties, or other remedies, which could have a material adverse effect on results of operations and financial condition. Even if we are successful in defending against regulatory proceedings or other actions, such an action or proceeding may continue to be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. Pursuant to our obligation to indemnify our directors, executive officers and certain employees, we are currently covering certain expenses related to these matters and we may become subject to additional costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.  Moreover, the regulatory authorities may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements. We devoted substantial internal and external resources to the completion of the restatement and will continue to devote substantial internal and external resources to become current in filing our financial statements. As a result of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for additional auditor services, financial and other consulting services, and legal services. We expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these material weaknesses, could have a material adverse effect on our business, financial condition and results of operations.

Following the filing of this report, we will remain delayed in our SEC reporting obligations, we cannot predict when we will complete our remaining SEC filings for periods subsequent to those included in this report, and we are likely to continue to face challenges until we complete these filings. We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this report. We remain delayed with our SEC reporting obligations as of the filing date of this report and have not yet completed our Annual Report on Form 10-K for the year ended December 31, 2015. Until we complete the Annual Report for December 31, 2015, and subsequent filings as they come due, we expect to face many of the risks and challenges we have experienced during our extended filing delay period, including:

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

The lack of current financial and operating information about the Company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business.  The delay in producing current consolidated financial statements and related problems have had, and in the future may continue to have, an adverse effect on our business and reputation. In addition, the negative publicity to which we have been subject as a result of our restatement of prior period financial statements and related problems has further contributed to declines in the price of our common stock, an increase in the regulatory scrutiny to which we are subject, and possibly increase our cost of funds and affect our customer relationships. Companies that restate their financial statements sometimes face litigation claims following such a restatement. On September 29, 2015, Trinity announced a settlement with the SEC stemming from the restatement of its financial statements for the year ended December 31, 2006 through 2011 and for the quarters ended March 31, 2012 and June 30, 2012, without admitting or denying any of the findings made by the SEC and paid a civil money penalty of $1.5 million to the SEC. It is possible that the Company may face additional monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations.

As a result of the delay in completing our financial statements, we are currently unable to register securities with the SEC.  This may adversely affect our ability to raise capital and the cost of raising future capital. As a result of the delay in completing our financial statements, we have been, and remain, unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. Additionally, following the filing of this Annual Report on Form 10-K for the year ended December 31, 2014 and the Annual Report for December 31, 2015, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. In addition, in the event our market cap remains below $75 million, Trinity will similarly be ineligible to use Form S-3 to register securities. In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

A failure to comply with the terms of the Written Agreement or the Consent Order to which Trinity and the Bank, respectively, are currently subject within the required timeframes could subject us to further regulatory enforcement actions, which could have a material adverse effect upon our business, financial condition and results of operations.  As previously discussed, on September 26, 2013, Trinity entered into the Written Agreement with the FRB, and on December 17, 2013, the Bank entered into the Consent Order with the OCC.  If Trinity and the Bank are not successful in complying with the terms of their respective regulatory orders within the required timeframes, we could become subject to additional enforcement actions, sanctions or restrictions on our business activities.

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

As the largest employer in Northern New Mexico, the health of the Laboratory is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory’s health is its funding.  The Laboratory’s funding is primarily based and dependent upon the federal government’s budgeting process.  As such, funding is not certain and can be delayed and influenced, both negatively and positively, by international, national, state and local events and circumstances beyond the Laboratory’s control.  Additionally, the Laboratory’s funding can be influenced by both positive and negative events and circumstances influenced by the Laboratory. The Laboratory received from the Department of Energy (the Laboratory’s largest single historical source of funding) funding of $2.2 billion for its fiscal year 2016.  The fiscal year 2017 budget request is for $2.10 billion, a 4.5% decrease over the 2016 funding.  Any material fluctuation or delay in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation imposing compensation restrictions could adversely affect our ability to do so.  Much of our future success will be strongly influenced by our ability to attract and retain management experienced in banking and financial services and familiarity with the communities in our market areas.  Our ability to retain executive officers, the functional area managers, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy.  It is also critical, as we address the Written Agreement and the Consent Order, to be able to attract and retain qualified management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.

As a result of the Bank having entered into the Consent Order, we are subject to certain limitations regarding employee compensation, as well as the hiring of executive officers.  These limitations may adversely affect our ability to recruit and retain key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  Moreover, there have been many staffing changes recently at the Company, including the departure of several loan officers and senior management.  Over the past two years, the Company hired experienced and proven management to serve as Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Administrative Officer, Chief Risk Officer, Chief Lending Officer and Chief Information Officer.  The unexpected loss of services of key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

We must effectively manage our credit risk, including risks specific to real estate value due to the large concentration of real estate loans in our loan portfolio. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  The Loan Department of the Bank has been focused on improving processes and controls to minimize our credit risk through prudent loan underwriting procedures, monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, stress testing and periodic independent reviews of outstanding loans performed by a third-party as well as external auditors.  However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.  If the overall economic climate in the United States, generally, and our market areas, specifically, do not continue to improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Further, the Bank’s loan portfolio is invested in commercial real estate, residential real estate, construction, general commercial and consumer lending.  The Bank has no significant direct exposure to the oil and gas industry.  The Bank may experience indirect impact from the oil and gas industry as a result of its impact on the national economy.  The maximum amount we can loan to any one customer and their related entities (our “legal lending limit”) is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit, we can, and have, engaged in participation loans with other financial institutions to respond to customer requirements.  However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute approximately $772 million (84.7%) of our total loan portfolio as of December 31, 2014.  The fair value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and fair values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing.  The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs underwriting standards that it believes are in line with industry norms in making residential mortgage loans.  The Bank purchased mortgage-backed securities in the past several years based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as CDOs, SIVs, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to Fannie Mae.  The Bank continues to service the majority of loans that are sold to third-party investors, to provide a continuing source of income through mortgage servicing right (“MSR”) fees, although moving forward the Bank will not service as many of the loans that it sells to third parties.

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

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on the ability to sell these loans to Fannie Mae.  As of December 31, 2014, the Bank serviced a total of approximately $918.7 million in loans that were sold to Fannie Mae, in addition to the approximately $306 million in residential real estate loans maintained on the balance sheet.  In the event Fannie Mae is no longer able or willing to purchase residential real estate loans from the Bank, and in the absence of a new secondary market purchaser, our ability to originate such loans may be limited to those loans we could fund on the Bank’s balance sheet or through other means not traditionally undertaken by the Bank.  If we are unable to identify new partners or fund the loans on our balance sheet, it could have the effect of limiting the Company’s fees and premiums associated with originating and selling such loans.

Our construction and development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. As of December 31, 2014, construction loans, including land acquisition and development, totaled approximately $100 million, or 11.0%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable incurred losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

We may need to raise additional capital in the future, which may not be available when it is needed.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We manage our growth rate and risk profile to ensure that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, regulatory requirements, growth in assets outpacing growth in capital or our growth strategy may present conditions that would create a need for additional capital from the capital markets.  Additionally, the restatement of our financial statements for 2010 and 2011, and our inability to have timely filed our 2012, 2013, 2014 and 2015 financial statements, as well as the regulatory orders on Trinity and the Bank, among other factors, may make it difficult to raise capital in the near future, or limit the manner in which we can raise it.  Our ability to raise additional capital depends on conditions in the capital markets, general economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance.  There may not always be capital available or available on favorable terms.  These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits relying solely on our earnings for capital formation, possibly limiting our growth.

The size of our loan portfolio has declined in recent periods, and, if we are unable to return to loan growth, our profitability may be adversely affected.  From December 31, 2013 to December 31, 2014, our gross loans declined 13.9% and have continued to decline in 2015. During this period, we were managing our balance sheet composition to manage our capital levels and position the Bank to meet and exceed its targeted capital levels. Among other factors, our current strategic plan calls for reductions in the amount of our non-performing assets and a return to growth in our loan portfolio to improve our net interest margin and profitability. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including our ability to originate attractive new lending relationships. While we believe we have the management resources and lending staff in place to successfully achieve our strategic plan, if we are unable to increase the size of our loan portfolio, our strategic plan may not be successful and our profitability may be adversely affected.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income.  While addressing the Written Agreement and the Consent Order, we are also resuming a general growth strategy, which may include our expansion into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

We could experience an unexpected inability to obtain needed liquidity.  Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution's business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management. In 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank, a requirement with which the Bank has complied.   In the event the Bank is unable to deliver sufficient and acceptable collateral to the FHLB, it may affect our ability to borrow sufficient amounts in the event it is necessary for our liquidity.  If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

Technology is continually changing and we must effectively implement new innovations in providing services to our customers. The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services.  In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas.  In order to ensure that we are responsive to customer needs as well as compliant with the numerous changes required by the rapid pace of regulatory initiatives, we will undergo a conversion of our core information systems during 2016.  Our ability to successfully transition and implement the new system may affect our ability to meet the needs of our customers and capitalize on the opportunities for efficiencies presented through increased automation.

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

System failure or breaches of our network security or cybersecurity-related incidents could subject us to increased operating costs, damage to our reputation, litigation and other liabilities. Information technology systems are critical to our business and we have developed some of our own computer software systems internally. We currently maintain and run our own core computer system for data processing and banking operations.  The computer systems and network infrastructure we use could be vulnerable to unforeseen problems that may be unique to our organization.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cybersecurity-related incidents, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in, and transmitted through, our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us, as well as damage to our reputation in general.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cyber security-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or out clients’ information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation.  These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks.  In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cybercriminals targeting commercial bank accounts.  Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods.  Moreover, in the past year, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their clients and subjecting them to potential fraudulent activity.  Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with the Bank.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, those of our clients and certain of our third party partners, such as reporting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence.  Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, the inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business, and/or our ability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation or possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors. Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  Employee errors could include data processing system failures and errors.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to financial claims for negligence.  We have reported that we found material weaknesses in our internal control over financial reporting and, while we are enhancing our system of internal controls and we maintain insurance coverage, should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends is limited. On May 7, 2013, the Company, after consulting with our regulators, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its preferred stock.  Under the terms of both the junior subordinated debentures and the preferred stock, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends have been paid in full.  While we are not in default under these instruments, if we fail to pay interest associated with junior subordinated debentures for 20 consecutive quarters, then the holders of the corresponding trust preferred securities have the ability to take certain actions, including the acceleration of the amounts owed, against Trinity.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.  However, the Company has accrued but not declared dividends on its preferred stock so as to not overstate its capital and capital ratios.

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

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, remains uncertain at this time.

Implementation of new Basel III capital rules adopted by the federal bank regulatory agencies require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.   The new Basel III Capital Rules became effective January 1, 2015.  The new rules increase minimum capital ratios, add a new minimum common equity ratio, add new capital conservation buffer, and change the risk-weightings of certain assets.  These changes will be phased in through 2019.  As the rules are phased in they could have a material and adverse effect on our liquidity, capital resources and financial condition.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the U.S. and around the world. In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015.

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

Item 1B. Unresolved Staff Comments

None

Item 2.	Properties.

As of March 31, 2016, the Company conducts operations through seven locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank’s Albuquerque offices are in leased office spaces and the Cerrillos Road office is subject to a ground lease as further discussed in Part II, Item 8, Note 11.  In March 2016, the Bank formed Triscensions ABQ, LLC for the purpose of acquiring, holding, and managing a commercial office building at 7445 Pan American Freeway, NE in Albuquerque, NM.  The Bank intends to utilize approximately one quarter of the building for future banking offices.  The transaction is further discussed in Part II, Item 8, Note 22.  In addition to our offices, the Bank operates 30 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either on bank properties or on leased property.

Properties	Address	Entity

Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity
Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank
White Rock Office	77 Rover White Rock, New Mexico 87544	Bank
Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank
Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank
Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico 87507	Bank
Albuquerque Office II (AJ II)	6700 Jefferson NE Suite D-1 Albuquerque, New Mexico 87109	Bank
Albuquerque Office III (AJ III)	6700 Jefferson NE Suite A-2 Albuquerque, New Mexico 87109	Bank

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an ongoing basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.

The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that it will not be required to materially change its business practices, based on: (i) future enactment of new banking or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations as they may relate to the Company’s business, banking services or the financial services industry in general; (iii) pending or future federal or state governmental investigations of the business; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the banking or financial services industry generally.

In addition to legal proceedings occurring in the normal course of business, certain governmental investigations and legal proceedings as set forth below are ongoing.

SEC Investigation: On September 28, 2015, the SEC announced an administrative settlement with the Company, resolving the previously reported investigation of the Company’s historical accounting and reporting with respect to its restatement of financial information for the years ended December 31, 2006 through December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012.  The Company and the SEC settled the investigation, pursuant to which the Company, without admitting or denying any factual allegations, consented to the SEC’s issuance of an administrative order finding that the Company did not properly account for the Bank’s loan portfolio during 2006 through 2011 and the first two quarters of 2012, did not properly account for its other real estate owned in 2011, and did not have effective internal accounting controls over loan and OREO accounting. In addition, the SEC found that certain former members of the Bank’s management caused the Bank to engage in false and misleading accounting and overrode internal accounting controls.  As a result, the SEC found that the Company violated certain provisions of the securities laws, including Section 10(b) of the Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder; Section 17(a) of the Securities Act of 1933; and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder; Section 13(b)(2)(A) of the Exchange Act; and Sections 13(b)(2)(B) of the Exchange Act. The settlement orders the Company to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty in the amount of $1.5 million. The Company agreed to cooperate in proceedings brought by the SEC as well as any future investigations into matters described in the settlement. The Company cooperated fully with the SEC investigation.

SIGTARP/DOJ Investigation: The Special Inspector General of the Troubled Asset Relief Program (“SIGTARP”) and the Department of Justice (“DOJ”) initiated a criminal investigation relating to the financial reporting and securities filings referenced in above and actions relating to the 2012 examination of the Bank by the OCC. The Company is cooperating with all requests from SIGTARP and the DOJ. SIGTARP and DOJ have advised the Company that it is not the target of the investigation.

As of May 1, 2016, no suit or charges have been filed against the Company or its current directors, executive officers or employees by any parties relating to the restatement.

While there is a reasonable probability that some loss will be experienced, through litigation or assessments, other than as disclosed above, the potential loss cannot be quantified.  The Company has not accrued a reserve for any potential losses resulting from unresolved regulatory investigations.

Insurance Coverage and Indemnification Litigation:

•	Trinity Capital Corporation and Los Alamos National Bank v. Atlantic Specialty Insurance Company, Federal Insurance Company, William C. Enloe and Jill Cook, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500083);
•	William C. Enloe v. Atlantic Specialty Insurance Company, Federal Insurance Company, Trinity Capital Corporation and Los Alamos National Bank, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500082); and
•	Mark Pierce v. Atlantic Specialty Insurance Company, Trinity Capitol Corporation d/b/a Los Alamos National Bank, and Federal Insurance Company, (First Judicial District Court, State of New Mexico, Case No. D-101-CV-201502381).

In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe (“Enloe”), Trinity and the Bank’s former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company’s former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank’s former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015. On April 28, 2016, the Court entered an order consolidating the Pierce suit with the Enloe and Trinity suits.  In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for back faith breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe’s suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce and the counterclaims of Cook allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of claims. The Company and the Bank will vigorously defend its actions and seek indemnification and coverage from its insurance carriers as required under the insurance policies.  Due to the complex nature, the outcome and timing of ultimate resolution is inherently difficult to predict.

Title Insurance Coverage Litigation:

First American Title v. Los Alamos National Bank (Second Judicial District Court, State of New Mexico, Case No. D-202-CV-201207023).  This suit relates to title coverage claims regarding a commercial property that served as collateral for a commercial loan made by the Bank.  The title company asserted a claim against the Bank for recovery of losses suffered as a result of a settlement entered into by both the title company and the Bank to satisfy the claims of certain contractors who filed liens on the property. On April 29, 2016, the District Court issued its Findings of Fact and Conclusions of Law finding against the Bank and finding the plaintiff is entitled to a judgment in the amount of $150,000 and its costs of bringing suit.  The court has not yet entered a final Judgment and the Bank is evaluating the findings.  The Company is assessing whether a litigation accrual is appropriate based upon the court’s findings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of March 31, 2016, there were 6,526,302 shares of common stock outstanding and approximately 1,660 stockholders of record.  At December 31, 2014, the most recently reported sale price of Trinity’s stock was $3.00 per share. As of March 31, 2016, the most recently reported sale price of Trinity’s stock was $4.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.

Quarter ended	High sales price	Low sales price
December 31, 2014	$3.40	$2.50
September 30, 2014	4.25	3.50
June 30, 2014	4.50	4.25
March 31, 2014	5.00	4.25

December 31, 2013	$6.00	$5.00
September 30, 2013	13.00	5.25
June 30, 2013	7.00	5.00
March 31, 2013	8.75	6.95

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Part III, Item 12,“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Dividend Policy

Trinity did not pay dividends on our common stock during 2014 or 2013.  The Company is subject to certain restrictions that currently materially limit its ability to pay dividends on its common stock.

On May 7, 2013, the Company, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its preferred stock.  Under the terms of both the junior subordinated debentures and the preferred stock, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends on our preferred stock have been paid in full.  While we are not in default under these instruments, if we fail to pay interest associated with junior subordinated debentures for 20 consecutive quarters, then the holders of the corresponding trust preferred securities have the ability to take certain actions, including the acceleration of the amounts owed, against Trinity.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.

Dividends from the Bank have traditionally served as a major source of the funds with which Trinity pays dividends and interest due.  However, pursuant to the Consent Order with the OCC, the Bank may not declare or pay any dividends to Trinity unless it first obtains a prior written determination of no supervisory objection from the OCC.

As of December 31, 2014, the Company had a total of $4.3 million of accrued and unpaid interest due on the junior subordinated debentures and $4.8 million of accrued and unpaid dividends due under the preferred stock. See Item 1, “Supervision and Regulation” of this Form 10-K for a more detailed description of these limitations. The Company continues to defer the interest due on the junior subordinated debentures and the dividends on the preferred stock. As of March 31, 2016, the Company had a total of $7.6 million of accrued and unpaid interest due on the junior subordinated debentures.

As of March 31, 2016, the Company continues to defer the payment of dividends on the preferred stock.  As of that date, the amount of dividends accrued and unpaid for Series A and Series B totaled $9.2 million and $570 thousand, respectively or $257.69 dollars per share for Series A and $320.74 per share for Series B.

Issuer Purchases of Equity Securities

During 2014 and 2013, the Company made no repurchases of any class of equity securities.

Stockholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks for banks in asset size over $500 million that are quoted on the Pink Sheets followed by SNL.  The cumulative total stockholder return computations assume the investment of $100.00 on December 31, 2010 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared using data provided by SNL Financial LLC, Charlottesville, Virginia.

Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Trinity Capital Corporation	$100.00	$130.76	$92.30	$51.28	$30.76
NASDAQ Composite	100.00	98.20	113.82	157.44	179.23
SNL Bank	100.00	76.29	100.90	135.98	149.18
SNL Bank $1B to $5B	100.00	89.30	107.71	153.82	157.82
SNL > $500M Pink Banks	100.00	96.53	103.81	124.02	142.85

Item 6.	Selected Consolidated Financial Data

The following tables set forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year ended December 31,
	2014	2013	2012	2011	Unaudited 2010
	(Dollars in thousands, except per share and share data)
Statement of Operations data:
Interest income	$52,150	$60,695	$67,274	$66,044	$72,078
Interest expense	7,356	8,821	10,393	12,506	17,815
Net interest income	44,794	51,874	56,881	53,538	54,263
Provision for loan losses	2,000	-	27,206	30,561	27,095
Net interest income after provision for loan losses	42,794	51,874	29,675	22,977	27,168
Noninterest income	13,186	15,465	19,125	15,831	16,260
Noninterest expenses	60,802	54,476	51,558	52,577	48,851
Income (loss) before provision (benefit) for income taxes	(4,822)	12,863	(2,758)	(13,769)	(5,423)
(Benefit) provision for income taxes	1,170	-	(250)	9,639	(3,337)
Net income (loss)	(5,992)	12,863	(2,508)	(23,408)	(2,086)
Dividends on preferred shares	3,230	2,144	2,115	2,142	2,127
Net income (loss) available to common shareholders	$(9,222)	$10,719	$(4,623)	$(25,550)	$(4,213)

Common Share data:
Earnings (loss) per common share	$(1.43)	$1.66	$(0.72)	$(3.96)	$(0.65)
Diluted earnings (loss) per common share	(1.43)	1.66	(0.72)	(3.96)	(0.65)
Book value per common share (1)	7.20	8.63	7.09	7.89	12.22
Shares outstanding at end of period	6,453,049	6,449,726	6,449,726	6,449,726	6,449,726
Weighted average common shares outstanding	6,452,557	6,449,726	6,449,726	6,449,726	6,445,542
Diluted weighted average common shares outstanding	6,452,557	6,449,726	6,449,726	6,449,726	6,445,542
Dividend pay out ratio (2)	N/A	N/A	-0.2083	-0.0631	N/A
Cash dividend declared per common share (3)	$-	$-	$0.15	$0.25	$-

(1)	Computed by dividing total stockholders’ equity less preferred stock, including net stock owned by the Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.
(2)	Computed by dividing dividends declared per common share by earnings (loss) per common share.
(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	Unaudited 2010
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$227,797	$143,148	$133,391	$145,490	$173,698
Loans, gross	910,547	1,057,088	1,193,824	1,184,319	1,176,393
Allowance for loan loses	24,783	28,358	35,633	34,873	30,316
Total assets	1,446,206	1,550,020	1,544,912	1,484,179	1,556,650
Deposits	1,282,592	1,383,065	1,393,139	1,327,127	1,358,345
Short-term and long-term borrowings, including capital lease obligation	24,511	24,511	24,511	24,511	35,663
Junior subordinated debt	37,116	37,116	37,116	37,116	37,116
Stock owned by ESOP participants, net of uenarned ESOP shares	2,019	3,366	6,059	8,245	6,132
Stockholders' equity	81,003	88,710	75,858	78,679	108,530

Performance ratios:
Return on average assets (1)	(0.40)%	0.83%	(0.17)%	(1.53)%	(0.13)%
Return on average equity (2)	(6.84)%	14.70%	(3.00)%	(26.93)%	(1.79)%
Return on average common equity (3)	(16.78)%	20.95%	(9.74)%	(36.91)%	(0.51)%
Net interest margin (4)	3.15%	3.56%	3.90%	3.75%	3.66%
Loans to deposits	70.99%	76.43%	85.69%	89.24%	86.60%
Efficiency ratio (5)	104.87%	80.90%	67.83%	75.79%	68.65%

(1)	Calculated by dividing net income (loss) by average assets.
(2)	Calculated by dividing net income (loss) by average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(3)	Calculated by dividing net income (loss) available to common shareholders by average common stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(4)	Calculated by dividing net interest income (adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.
(5)	Calculated by dividing operating expense by the sum of net interest income and noninterest income.

	Year Ended December 31,
	2014	2013	2012	2011	Unaudited 2010
Asset Quality Ratios:
Non-performing loans to total loans	5.29%	4.92%	3.81%	5.91%	6.62%
Non-performing assets to total assets	4.32%	4.29%	3.56%	5.63%	6.42%
Allowance for loan losses to total loans	2.72%	2.68%	2.98%	2.94%	2.58%
Allowance for loan losses to non-performing loans	51.40%	54.41%	78.09%	49.75%	38.88%
Net loan charge-offs to average loans	0.57%	0.64%	2.18%	2.18%	1.33%

Capital Ratios: (1)
Tier 1 capital (to risk-weighted assets)	12.10%	11.93%	9.47%	9.93%	12.59%
Total capital (to risk-weighted assets)	14.28%	13.72%	11.50%	11.81%	13.85%
Tier 1 capital (to average assets)	7.54%	8.02%	6.98%	7.78%	9.32%
Average equity, including junior ubordinated debt, to average assets	8.50%	8.09%	7.98%	8.09%	9.96%

Other:
Banking facilities	7	7	7	7	6
Full-time equivalent employees	350	358	347	331	322

(1)	Ratios presented are for Trinity on a consolidated basis. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 19 to the consolidated financial statements included in Part II, Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

The Company’s net income available to common shareholders decreased $19.9 million from net income of $10.7 million for the year ended December 31, 2013 to net loss of $9.2 million for the year ended December 31, 2014. This loss was primarily attributable to the decrease of interest income earned from lending activities, the decrease in net gain on sale of loans, an increase in the provision for loan losses, increase in professional and accounting expenses related to the restatement and related SEC investigation and efforts to comply with the enforcement actions taken against the Company and the Bank from regulatory agencies, and the civil money penalty related to the settlement with the SEC.  Offsetting these factors was a reduction in interest expense on deposits. As discussed in Part I, Item 3 of this Annual Report on Form 10-K, the Company reached a settlement with the SEC on September 28, 2015, resolving the previously reported investigation which began in January 2013.  Under the terms of the agreement with the SEC, the Company will continue to provide assistance in any proceeding or investigation relating to the settlement.  Additionally, the Company is cooperating with requests for information received from SIGTARP and DOJ.  The related investigations resulted in the significant increase in legal, professional and accounting fees from prior periods and the imposition of a civil monetary penalty in the amount of $1.5 million. The penalty imposed is reflected in the quarterly period ended March 31, 2014.

The Company continues to experience challenges in its loan portfolio, with higher than historical levels of non-performing loans and foreclosed properties.  In response to these challenges and to proactively position the Company to meet these challenges, we continue to reduce our concentrations in the commercial real estate and construction real estate portfolios, we increased the allowance for loan losses, increased capital ratios by managing growth and restricting dividends, and have taken other steps in compliance with the regulatory enforcement actions taken against the Company and the Bank.

Regulatory Actions Against the Company and the Bank.

As discussed in Part I, Item 1 of this Annual Report on Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is that amount which, in management’s judgment, is considered appropriate to provide for probable incurred losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for impaired loans and historical loss experience factors, combined with other considerations, such as delinquency, nonaccrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence was insufficient to overcome the negative evidence.  Therefore, the Company continues to maintain a full valuation allowance on its net deferred tax assets as of December 31, 2014.

Reversal of the DTA valuation allowance balance is subject to considerable judgment. However, the Company expects to reverse the DTA valuation allowance once it has demonstrated a sustainable return to profitability and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. Depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality, a reversal of the valuation allowance could occur. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.

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

Net Income (Loss). Net loss available to common shareholders for the year ended December 31, 2014 was $9.2 million, or a diluted loss per common share of $1.43, compared to net income available to common shareholders of $10.7 million for the year ended December 31, 2013, or diluted earnings per common share of $1.66, a decrease of $19.9 million in net income and a decrease in diluted earnings per common share of $3.09.  This decrease in net income available to common shareholders was primarily due to decreases in interest income on loans of $9.2 million and decrease in net gain on sale of loans of $2.8 million as well as increases in legal, professional and accounting fees of $3.7 million, a $2 million provision for loan loss expense, amortization and valuation of MSRs of $1.5 million and the payment of a civil monetary penalty of $1.5 million to the SEC. These fluctuations were partially offset by decreases in collection expenses of $3.2 million and interest expense on deposits of $1.6 million. Reductions in the net loan portfolio of $143 million resulted in an adverse effect on the interest income earned on loans. The reduction in the size of the loan portfolio was driven by management’s focus on reducing nonperforming assets and positioning the Bank to meet and exceed its targeted capital levels. Net gain on sale of loans decreased mainly due to a lower volume of loans sold in 2014 compared to 2013.  The increase in the provision for loan losses was due to loan impairment adjustments identified in subsequent event reviews and to provide an adequate reserve for problem loans. The increase in legal, professional and accounting fees was due to increased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agencies, including the SEC, as well as compliance with enforcement actions issued by bank regulators. Collection expenses decreased primarily due to a lower volume of appraisals and title work as a result of the restatement work which occurred in 2013 and sale or refinance of OREO properties under third-party management.  A reduction in interest-bearing deposits of $95.9 million resulted in a decline for net interest expense on deposits. The increase in the amortization and valuation of MSRs was due to an increase in the valuation allowance.

Net income available to common shareholders for the year ended December 31, 2013 was $10.7 million, or diluted earnings per common share of $1.66, compared to a net loss available to common shareholders of $4.6 million for the year ended December 31, 2012, or a diluted loss per common share of $0.72, an increase of $15.3 million in net income and an increase in diluted earnings per common share of $2.38.  This increase in net income available to common shareholders was primarily due to decreases in provision for loan losses of $27.2 million, loss on OREO of $3.1 million, and amortization and valuation of MSRs of $1.5 million.  These decreases were partially offset by an increase in legal professional and accounting fees of $3.3 million and further offset by decreases in interest income of $6.6 million and net gain on sale of loans of $3.2 million.  No provision for loan losses was required during 2013 as declining loan balances offset incurred credit losses.  Loss on OREO decreased  due to stabilization in values of OREO properties in 2013 compared to 2012.  The decrease in the amortization and valuation of MSRs was due to a decrease in the valuation allowance.  The increase in legal, professional and accounting fees was due to increased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agencies, including the SEC, as well as compliance with enforcement actions issued by bank regulators.  Net gain on sale of loans decreased mainly due to a lower volume of loans sold in 2013 compared to 2012.

Net Interest Income. The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$975,317	$48,766	5.00%	$1,142,734	$58,002	5.08%	$1,212,167	$64,446	5.32%
Taxable investment securities	178,102	2,081	1.17%	136,909	1,456	1.06%	123,835	1,742	1.41%
Investment securities exempt from federal income taxes	12,223	452	3.70%	12,585	582	4.62%	15,430	1,043	6.76%
Securities purchased under resell agreements	19,689	134	0.68%	17,937	126	0.70%	10,256	83	0.81%
Other interest-bearing deposits	234,755	580	0.25%	155,371	392	0.25%	101,732	232	0.23%
Non-marketable equity securities	1,116	137	12.28%	3,750	137	3.65%	3,851	138	3.58%
Total interest-earning assets	1,421,202	52,150	3.67%	1,469,286	60,695	4.13%	1,467,271	67,684	4.61%
Non-interest-earning assets	63,602			71,676			45,566
Total assets	$1,484,804			$1,540,962			$1,512,837

Interest-bearing Liabilities:
Deposits:
NOW deposits	$152,615	$173	0.11%	$180,336	$219	0.12%	$148,569	$272	0.18%
Money market deposits	290,951	271	0.09%	245,280	285	0.12%	249,114	432	0.17%
Savings deposits	354,311	299	0.08%	346,353	284	0.08%	326,282	523	0.16%
Time deposits over $100,000	211,582	2,074	0.98%	257,295	3,106	1.21%	270,692	3,681	1.36%
Time deposits under $100,000	162,423	1,116	0.69%	185,664	1,638	0.88%	200,402	2,197	1.10%
Short-term borrowings	15,430	471	3.05%	-	-	0.00%	-	-	0.00%
Long-term borrowings	6,870	285	4.15%	22,300	756	3.39%	22,300	756	3.39%
Long-term capital lease obligation	2,211	239	10.81%	2,211	268	12.12%	2,211	268	12.12%
Junior subordinated debt	37,116	2,428	6.54%	37,116	2,265	6.10%	37,116	2,264	6.10%
Total interest-bearing liabilities	1,233,509	7,356	0.60%	1,276,555	8,821	0.69%	1,256,686	10,393	0.83%
Demand deposits, noninterest-bearing	152,599			148,818			163,746
Other noninterest-bearing liabilities	10,650			28,110			8,801
Stockholders' equity, including stock owned by ESOP	88,046			87,479			83,604
Total liabilities and stockholders equity	$1,484,804			$1,540,962			$1,512,837
Net interest income/interest rate spread (2)		$44,794	3.07%		$51,874	3.44%		$57,291	3.78%
Net interest margin (3)			3.15%			3.53%			3.90%

(1)	Average loans include nonaccrual loans of $50.7 million, $50.8 million and $52.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest income includes loan origination fees of $1.3 million, $1.9 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2014, net interest income decreased $7.1 million to $44.8 million from $51.9 million in 2013 due to lower interest income of $8.5 million offset by a decrease in interest expense of $1.5 million from 2013.  Net interest income decreased primarily due to a lower average volume of loans of $167.4 million partially offset by an increase in average taxable investment securities of $41.2 million.  The lower volume of loans and earning assets in general resulted in the average yield on earning assets to decline 46 basis points to 3.67% from 4.13% in 2013.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $69.0 million partially offset by an increase in average money market deposits of $45.7 million.     The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline 9 basis points to 0.60% from 0.69% in 2013. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin decreased 38 basis points to 3.15% in 2014 from 3.53% in 2013.

In 2013, net interest income decreased $5.0 million to $52.3 million from $57.3 million in 2012 due to lower interest income of $6.6 million offset by a decrease in interest expense of $1.6 million from 2012.  Net interest income decreased primarily due to a lower volume of loans of $69.4 million, in addition to an increase of NOW and savings deposits of $51.8 million partially offset by an increase in taxable investment securities of $13.1 million.  The decrease in interest expense was primarily due to a decrease in the cost of interest-bearing liabilities of 14 basis points.  Net interest margin decreased 37 basis points to 3.53% in 2013 from 3.90% in 2012.

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

	Year ended December 31,			Year Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012

	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(8,498)	$(738)	$(9,236)	$(3,598)	$(2,846)	$(6,444)
Taxable investment securities	$438	$187	625	170	(456)	(286)
Investment securities exempt from federal income taxes	$(17)	$(113)	(130)	(207)	125	(82)
Securities purchased under resell agreements	$12	$(4)	8	55	(12)	43
Other interest bearing deposits	$200	$(12)	188	133	27	160
Non-marketable equity securities	$(97)	$97	-	(4)	3	(1)
Total (decrease) increase in interest income	$(7,961)	$(584)	$(8,545)	$(3,451)	$(3,159)	$(6,610)
Interest-bearing Liabilities:
Now deposits	$(34)	$(12)	$(46)	$50	$(103)	$(53)
Money market deposits	$53	$(67)	(14)	(7)	(140)	(147)
Savings deposits	$7	$8	15	30	(269)	(239)
Time deposits over $100,000	$(552)	$(480)	(1,032)	(176)	(399)	(575)
Time deposits under $100,000	$(205)	$(317)	(522)	(153)	(406)	(559)
Short-term borrowings	$471	$-	471	-	-	-
Long-term borrowings	$(471)	$-	(471)	-	-	-
Capital long-term lease obligation	$-	$(29)	(29)	-	-	-
Junior subordinated debt	$-	$163	163	-	1	1
Total increase (decrease) in interest expense	$(731)	$(734)	$(1,465)	$(256)	$(1,316)	$(1,572)
Increase (decrease) in net interest income	$(7,230)	$150	$(7,080)	$(3,195)	$(1,843)	$(5,038)

Noninterest Income. Changes in noninterest income between 2014 and 2013 and between 2013 and 2012 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Net difference	2013	2012	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$2,428	$2,563	$(135)	$2,563	$2,591	$(28)
Trust and investment services fees	2,564	2,359	205	2,359	2,057	302
Service charges on deposits	1,528	1,516	12	1,516	1,583	(67)
Net gain on sale of loans	2,373	5,175	(2,802)	5,175	8,410	(3,235)
Net gain (loss) on sale of securities	1	(80)	81	(80)	(149)	69
Other fees	3,975	3,650	325	3,650	3,601	49
Other noninterest income	317	282	35	282	1,032	(750)
Total noninterest income	$13,186	$15,465	$(2,279)	$15,465	$19,125	$(3,660)

Noninterest income decreased $2.3 million to $13.2 million in 2014 from $15.5 million in 2013, primarily attributable to net gain on sale of loans decreasing $2.8 million due to a lower volume of loans sold in 2014 compared to 2013. The reduction in the volume of loans sold was reflective of the decline in residential mortgage activity in the Bank’s market.

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

Noninterest Expenses. Changes in noninterest expenses between 2014 and 2013 and between 2013 and 2012, were as follows:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Net difference	2013	2012	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$25,269	$24,415	$854	$24,415	$23,930	$485
Occupancy	4,204	4,105	$99	4,105	4,184	(79)
Losses and write-downs on OREO, net	2,012	980	$1,032	980	4,129	(3,149)
Other noninterest expenses:
Data processing	3,155	3,202	$(47)	3,202	3,389	(187)
Marketing	1,119	1,181	$(62)	1,181	1,271	(90)
Amortization and valuation of MSRs	1,673	219	$1,454	219	2,027	(1,808)
Supplies	444	652	$(208)	652	691	(39)
Postage	748	795	$(47)	795	763	32
Bankcard and ATM network fees	2,169	1,458	$711	1,458	1,496	(38)
Legal, professional and accounting fees	10,868	7,169	$3,699	7,169	3,839	3,330
FDIC insurance premiums	3,211	2,944	$267	2,944	1,403	1,541
Collection expenses	1,217	4,369	$(3,152)	4,369	2,037	2,332
Other	4,713	2,987	$1,726	2,987	2,399	588
Total other noninterest expenses	29,317	24,976	4,341	24,976	19,315	5,661
Total noninterest expenses	$60,802	$54,476	$6,326	$54,476	$51,558	$2,918

Noninterest expenses increased $6.3 million to $60.8 million in 2014 from $54.5 million in 2013. Legal, professional and accounting fees increased $3.7 million due to fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators. Amortization and valuation of MSRs increased $1.5 million due to a higher valuation allowance.  These increases were offset by decrease in collection expenses of $3.2 million primarily due to a lower volume of appraisals and title work as a result of the restatement work which occurred during 2013.  Write-downs of the carrying values of OREO increased $1.9 million to $2.7 million but were offset by an increase of $822 thousand in net gains on the sale of OREO.

Noninterest expenses increased $2.9 million to $54.5 million in 2013 from $51.6 million in 2012. Legal, professional and accounting fees increased $3.3 million due to fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators. Collection expenses increased $2.3 million primarily due to a higher volume of appraisals and title work as a result of the restatement work.  Because of the Bank’s regulatory status, FDIC insurance premiums rose by $1.5 million due to an increase in the rate used to compute the Bank’s insurance assessment.  These increases were offset by decreases in losses and write-downs on OREO of $3.1 million and amortization and valuation of MSRs of $1.8 million due to a lower valuation allowance.

Income Taxes. Provision (benefit) for income taxes increased $1.2 million from 2013 to 2014.   No provision or tax benefit was recognized in 2013 due to utilization of net operating loss carryforwards. As discussed in this Form 10-K, Part II, Item 8, Footnote 14, the write-down of income tax receivables in the amount of $756 thousand along with $377 of Alternative Minimum Tax were  contributing factors to the increase in income tax expense.

Financial Condition

Balance Sheet-General. Total assets as of December 31, 2014 were $1.45 billion, decreasing $103.8 million from $1.55 billion as of December 31, 2013.  During 2014, net loans decreased by $143.0 million and cash and cash equivalents decreased by $43.8 million, but were offset by an increase of $92.7 million in investment securities available for sale.  During the same period total liabilities decreased to $1.36 billion, a decrease of $94.8 million.  Stockholders’ equity (excluding stock owned by the ESOP) decreased $7.7 million to $81.0 million as of December 31, 2014 compared to $88.7 million as of December 31, 2013 primarily due to a decrease in retained earnings of $7.9 million.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see “Sources of Funds” included below under this Item 7 and “Asset Liability Management” included under Item 7A.

The following table sets forth the amortized cost and fair value of our securities portfolio:

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$42,438	$42,282	$73,391	$73,102	$74,274	$74,362
State and political subdivisions	4,964	5,087	501	505	3,723	3,753
Mortgage-backed securities ("MBSs")	102,482	101,775	5,540	5,465	5,286	5,269
Collateralized mortgage obligations ("CMOs")	41,119	41,051	44,705	44,232	29,219	29,513
Commercial mortgage backed securities ("CMBSs")	24,993	24,882	-	-	-	-
SBA pools	949	945	-	-	-	-
Totals	$216,945	$216,022	$124,137	$123,304	$112,502	$112,897

Securities Held to Maturity:
SBA pools	$9,269	$9,378	$9,756	$9,778	$10,054	$10,079
States and political subdivisions	2,506	2,569	10,088	9,854	10,440	11,736
Totals	$11,775	$11,947	$19,844	$19,632	$20,494	$21,815

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from four months to nine years.  States and political subdivision investment securities consist of a local issue rated “Aa” by Moody’s Investment Services with maturities of eight months to eleven years.

The Company had a total of $41.1 million in CMOs as of December 31, 2014.  The CMOs were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2014, the ratings of these securities ranged from AAA to BBB+, all of which are considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  As of December 31, 2014, none of these securities were deemed to have OTTI.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2014 and 2013, securities of no single issuer exceeded 10% of stockholders’ equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2014:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of December 31, 2014	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$2,527	0.64%	$30,116	0.62%	$9,639	2.61%	$-	0.00%
States and political subdivision (1)	1,525	0.53%	832	2.87%	2,097	3.22%	633	3.99%
MBSs, CMOs, and CMBSs	18	0.89%	5,353	1.58%	5,480	1.29%	156,857	2.53%
SBA pools	-		-		-		945	1.06%
Totals	$4,070	0.53%	$36,301	0.80%	$17,216	2.13%	$158,435	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$9,269	2.06%
States and political subdivision (1)	-	0.00%	-	0.00%	-	0.00%	2,506	7.96%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$11,775	4.59%
Other securities:
Non-marketable equity securities (including FRB and FHLB stock) (2)	$-	0.00%	$305	0.00%	$-	0.00%	$6,679	(0.86)%
Investment in unconsolidated trusts	-	0.00%	-	0.00%	-	0.00%	1,116	0.00%

Non-marketable equity securities	$-	0.00%	$305	0.00%	$-	0.00%	$7,795	(0.73)%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As a result of the economic downturn, loan demand has slowed and with management’s focus on completing the restatement, levels of total loans decreased steadily from 2012 to 2014.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank’s strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$108,309	11.87%	$145,445	13.73%	$189,532	15.84%
Commercial real estate	366,199	40.15	406,048	38.34	442,278	36.96
Residential real estate	305,744	33.52	341,050	32.20	372,983	31.17
Construction real estate	100,178	10.98	125,877	11.89	129,457	10.82
Installment and other	31,768	3.48	40,637	3.84	62,304	5.21
Total loans	912,198	100.00	1,059,057	100.00	1,196,554	100.00
Unearned income	(1,651)		(1,969)		(2,730)
Gross loans	910,547		1,057,088		1,193,824
Allowance for loan losses	(24,783)		(28,358)		(35,633)
Net loans	$885,764		$1,028,730		$1,158,191

Net loans decreased $143.0 million from $1.03 billion as of December 31, 2013 to $885.8 million as of December 31, 2014 in all categories of loans.  The largest decreases were in gross commercial real estate loans of $39.8 million, gross commercial loans of $37.1 million, and gross residential real estate loans of $35.3 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of December 31, 2014:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$18,555	$57,837	$7,689	$13,011	$11,218	$-
Commercial real estate	951	185,384	27,354	81,676	$61,319	9,515
Residential real estate	31,330	123,951	3,468	29,695	$117,300	-
Construction real estate	30,320	49,591	3,119	11,135	$5,985	28
Installment and other	13,478	5,338	9,940	41	$2,970	-
Total loans	$94,634	$422,101	$51,570	$135,558	$198,792	$9,543

	Total
	Fixed Rate	Variable Rate

Commercial	$37,462	$70,848
Commercial real estate	89,624	276,575
Residential real estate	152,098	153,646
Construction real estate	39,424	60,754
Installment and other	26,388	5,379
Total loans	$344,996	$567,202

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010 at approximately $100.0 million.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010 Unaudited
	(Dollars in thousands)
Non-accruing loans	$47,856	$52,086	$45,631	$70,099	$77,978
Loans 90 days or more past due, still accruing interest	361	32	-	-	-
Total non-performing loans	48,217	52,118	45,631	70,099	77,978
OREO	13,980	14,002	9,211	13,193	21,578
Other repossessed assets	338	343	115	262	420
Total non-performing assets	$62,535	$66,463	$54,957	$83,554	$99,976
TDRs, still accruing interest	$60,973	$80,873	$80,609	$54,570	$34,641
Total non-performing loans to total loans	5.29%	4.92%	3.81%	5.91%	6.62%
Allowance for loan losses to non- performing loans	51.40%	54.41%	78.09%	49.75%	38.88%
Total non-performing assets to total assets	4.32%	4.29%	3.56%	5.63%	6.42%

The following table presents data related to non-performing loans by dollar amount and category as of December 31, 2014 and 2013:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers		Amount
	(Dollars in thousands)
December 31, 2014
$5.0 million or more	-	$-	-	$-	-		$-
$3.0 million to $4.9 million	-	-	3	10,506	-		-
$1.5 million to $2.9 million	-	-	2	3,809	-		-
Under $1.5 million	32	3,697	19	7,581	65	#	11,407
Total	32	$3,697	24	$21,896	65		$11,407

Percentage of individual loan category		3.41%		5.98%			3.73%

December 31, 2013
$5.0 million or more	-	$-	-	$-	-		$-
$3.0 million to $4.9 million	-	-	4	15,041	-		-
$1.5 million to $2.9 million	-	-	1	2,454	-		-
Under $1.5 million	26	3,022	24	10,623	76		11,279
Total	26	$3,022	29	$28,118	76		$11,279

Percentage of individual loan category		2.08%		6.92%			3.31%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount

December 3 1, 2014
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	3	10,506
$1.5 million to $2.9 million	3	5,340	-	-	5	9,149
Under $1.5 million	32	5,225	6	252	154	28,162
Total	35	$10,565	6	$252	162	$47,817

Percentage of individual loan category		10.55%		0.79%		5.24%

December 31, 2013
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	4	15,041
$1.5 million to $2.9 million	2	3,706	-	-	3	6,160
Under $1.5 million	31	5,420	19	573	176	30,917
Total	33	$9,126	19	$573	183	$52,118

Percentage of individual loan category		7.25%		1.41%		4.92%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to ensure a broad scope and reviewers now have access to all elements of a relationship.  In 2014 and 2013, a significant portion of the loan portfolio was also examined by independent third party consultants.

There were significant changes to the Bank’s credit policy in 2014.  Among these included the following:

•	The Bank will engage an independent third party to perform an annual review no less than 40% of the commercial loan portfolio. The review will include but not be limited to both new credits over $1 million in size closed in the previous twelve months and large relationships to insure proper closing and monitoring of these credits.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are made.  If interest on nonaccrual loans had been accrued, such income would have amounted to $3.0 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively.  Our policy is to place loans 90 days past due on nonaccrual status.

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

As of December 31, 2014, total non-performing assets decreased $3.9 million to $62.5 million from $66.5 million as of December 31, 2013 primarily due to a decrease in non-accruing loans of $4.2 million.  The decreases in non-accruing loans were primarily in the categories of commercial real estate loans of $5.8 million, installment and other loans of $321 thousand, and residential real estate loans of $233 thousand. Non-accruing construction real estate loans increased $1.4 million and non-accruing commercial loans increased $707 thousand. The increase in these two categories of non-accruing loans was the result of subsequent events. The overall reduction in non-performing assets is a result of a combination of transfers to OREO and charge-offs.

The following table presents a summary of OREO activity for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Balance at beginning of period	$14,002	$9,211
Transfers in at fair value	11,523	11,160
Write-down of value	(2,730)	(809)
Gain (loss) on disposal	651	(171)
Cash received upon disposition	(8,849)	(1,538)
Sales financed by loans	(617)	(3,851)
Balance at end of period	$13,980	$14,002

As of the December 31, 2014 and 2013, total OREO consisted of:

	2014	2013
	(In thousands)
Commercial real estate	$2,985	$3,607
Residential real estate	5,284	4,148
Construction real estate	5,711	6,247
Total	$13,980	$14,002

As of December 31, 2014, there were a total of forty-four properties in OREO.  Of these, eight were commercial real estate properties, twenty were residential real estate properties and sixteen were construction real estate properties.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2014	2013	2012	2011	2010 Unaudited
	(Dollars in thousands)
Balance at beginning of year	$28,358	$35,633	$34,873	$30,316	$24,504
Provision for loan losses	2,000	-	27,206	30,561	27,095
Charge-offs:
Commercial	2,261	2,028	8,964	5,531	6,101
Commercial real estate	2,772	3,296	10,190	7,103	4,657
Residential real estate	2,463	2,447	4,081	6,378	6,489
Construction real estate	285	471	6,919	7,617	6,026
Installment and other	631	929	1,263	1,680	1,981
Total charge-offs	8,412	9,171	31,417	28,309	25,254
Recoveries:
Commercial	818	762	3,776	727	3,085
Commercial real estate	746	290	270	234	237
Residential real estate	669	436	147	977	181
Construction real estate	454	295	472	186	316
Installment and other	150	113	306	181	152
Total recoveries	2,837	1,896	4,971	2,305	3,971
Net charge-offs	5,575	7,275	26,446	26,004	21,283
Balance at end of year	$24,783	$28,358	$35,633	$34,873	$30,316

Net charge-offs for 2014 totaled $5.6 million, a decrease of $1.7 million from 2013 primarily due to decreases in net charge-offs for commercial real estate loans of $1.0 million.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each classification to total loans:

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$4,031	16.27%	$3,958	13.96%
Commercial and residential real estate	16,278	65.68	18,861	66.51
Construction real estate	3,323	13.41	4,658	16.42
Installment and other	788	3.18	1,199	4.23
Unallocated	363	1.46	(318)	(1.12)
Total	$24,783	100.00%	$28,358	100.00%

The allowance for loan losses decreased $3.6 million from $28.4 million as of December 31, 2013 to $24.8 million as of December 31, 2014. This reduction was largely due to net charge-offs on both real estate construction loans and on commercial and residential real estate loans.  A $2 million provision for loan loss was required during 2014 due to impairment adjustments identified during subsequent event reviews to maintain an adequate reserve for the current portfolio. For further information, see the discussion in “Critical Accounting Policies—Allowance for Loan Losses” above in this Item 7.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  As discussed in Item 1 “Explanatory Note” and Item 9A “Controls and Procedures” in this Form 10-K, while the Bank undertook efforts to assist borrowers experiencing financial difficulties, at times, these actions preempted compliance with lending policies and internal controls.  Concessions were granted but troubled debt restructure (“TDR”) status was not always recognized when appropriate. This resulted in certain loans not timely moving to non-accrual status or not being subject to an impairment analysis.  This resulted in a misstatement of the Company’s allowance for loan losses.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2014 were $108.8 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $8.0 million allocated in the allowance for loan losses as of December 31, 2014.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of December 31, 2014 were $88.4 million.  Of these, $61.0 million were still performing in accordance with modified terms as of December 31, 2014.

Although the Company believes the allowance for loan losses is sufficient to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2014	2013	2012	2011	2010 Unaudited
	(In thousands)
Performing loans classified as:
Substandard	$73,643	$88,291	$87,109	$72,254	$56,267
Total performing adversely classified loans	$73,643	$88,291	$87,109	$72,254	$56,267
Special mention loans	$52,313	$35,260	$11,848	$10,084	$1,091

Total performing adversely classified assets as of December 31, 2014 were $73.6 million, a decrease of $14.6 million from $88.3 million  as of December 31, 2013.  The declines were primarily in the commercial real estate, residential real estate, and construction real estate loan categories.  In addition, special mention commercial loans declined $3.9 million.  Conversely, total special mention loans increased $17.1 million primarily in the commercial real estate, residential real estate, and construction real estate loan categories.  For further discussion of loans, see Note 4 “Loans and Allowance for Loan Losses” in Item 8, “Financial Statements and Supplementary Data.”

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

The following table sets forth the maturities of time deposits $250 thousand and over:

December 31, 2014 (In Thousands)

Maturing within three months	$14,680
After three but within six months	11,116
After six but within twelve months	9,043
After twelve but within three years	10,566
After three years	8,288
Total time deposits $250,000 and over	$53,693

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The following table sets forth certain information regarding our borrowings for the years ended December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$15,430	$-	$-
Maximum outstanding at any month-end during the period	20,000	-	-
Balance outstanding at end of period	20,000	-	-
Weighted average interest rate during the period	0.03%	0.00%	0.00%
Weighted average interest rate at end of the period	3.05%	0.00%	0.00%
Long-term borrowings:
Average balance outstanding	$6,870	$22,300	$22,300
Maximum outstanding at any month-end during the period	22,300	22,300	22,300
Balance outstanding at end of period	2,300	22,300	22,300
Weighted average interest rate during the period	0.04%	0.03%	3.39%
Weighted average interest rate at end of the period	6.34%	3.39%	3.39%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	0.07%	0.06%	6.10%
Weighted average interest rate at end of the period (1)	5.95%	5.95%	5.98%

(1) Excludes interest impact of compounding interest on deferred payments.

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

As of December 31, 2014 and 2013, we were in compliance with the foregoing policy.

As of December 31, 2014, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $141.7 million and standby letters of credit of $10.4 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $258.7 million as of December 31, 2014.  . As of December 31, 2015, total certificates of deposits declined $56.5 million or 16.5% from the prior year end.  The decline included $11.2 million in public certificates of deposits,  the reduction of which allowed management to reduce excess liquidity and control deposit costs.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow $20 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2014, we had the ability to borrow from the FHLB up to $71.1 million in additional funds.  We also may borrow through the FRB’s discount window up to a total of $4.1 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.  In 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank.  The Bank has complied with this requirement.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See “Business—Supervision and Regulation—Trinity—Dividends Payments” and “Business—Supervision and Regulation—The Bank—Dividend Payments” in Part I, Item 1 of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2014, the Bank was in compliance with these requirements.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2014.  For further discussion of the nature of each obligation, see Note 16 “Commitments and Off-Balance-Sheet Activities” in Item 8, “Financial Statements and Supplementary Data” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$940,662	$940,662	$-	$-	$-
Time deposits (1)	343,162	258,733	60,088	11,557	12,784
Short-term borrowings (1)	20,000	20,000	-	-	-
Long-term borrowings (1)	22,300	-	-	-	22,300
Operating leases	363	133	230	-	-
Capital lease obligation	2,211	2,211	-	-	-
Junior subordinated debt (1)	37,116	-	-	-	37,116
Total contractual long-term cash obligations	$1,365,814	$1,221,739	$60,318	$11,557	$72,200
(1) Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements.  While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility.  Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations.  The capital leases were acquired in 2006 for the land on which our third office in Santa Fe was constructed.  The leases contain a purchase option exercised in 2015, the cost of which is largely offset by a loan held on the property. The Company notified the owners of its intent to exercise its option to purchase the property and expects to complete the purchase or extend the leases in 2016.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2014.  Further discussion of these commitments is included in Note 15 “Commitments and Off-Balance-Sheet Activities” in Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$30,243	$25,171	$16	$20	$5,036
Commercial real estate	16,656	16,656	-	-	-
Residential real estate	798	340	-	-	458
Construction real estate	24,830	9,672	5,216	9,942	-
Revolving home equity and credit card lines	71,490	45,189	6,781	8,178	11,342
Other	13,435	13,419	16	-	-
Standby letters of credit	10,411	7,612	2,799	-	-
Total commitments to extend credit	167,863	118,059	14,828	18,140	16,836
Commitments to sell mortgage loans	27,793	27,793	-	-	-
ESOP liquidity put	2,019	403	808	808	-
Total commitments	$197,675	$146,255	$15,636	$18,948	$16,836

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments may expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The Bank’s contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The ESOP liquidity put is described in Note 12 “Retirement Plans” in Item 8, “Financial Statements and Supplementary Data.”

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

A certain amount of Trinity’s Tier 1 Capital is in the form of trust preferred securities. See Note 10, ”Junior Subordinated Debt” in Item 8, “Financial Statements and Supplementary Data” for details on the effect these have on risk based capital. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank’s capital ratios fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of December 31, 2014, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2014 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$130,454	14.28%	$73,108	8.00%	N/A	N/A	N/A	N/A
Bank only	135,871	14.98%	72,562	8.00%	$90,703	10.00%	$99,773	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	110,532	12.10%	36,554	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	13.71%	36,281	4.00%	54,422	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	110,532	7.54%	58,650	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	8.55%	58,163	4.00%	72,703	5.00%	116,325	8.00%

N/A—not applicable

Statement of Cash Flows

Net cash provided by operating activities was $5.1 million, $31.9 million and $41.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by operating activities decreased $26.9 million from 2013 to 2014 primarily due to decreases in net income of $18.9 million and a net decrease of the volume of originations and sales loans held for sale of $14.8 million. Net cash provided by operating activities decreased $9.6 million from 2012 to 2013 primarily due to a decrease in the provision for loan loss of $27.2 million.  The decrease in operating cash was partially offset by an increase in net income of $15.4 million.

Net cash provided by (used in) investing activities was $51.5 million, $108.8 million and ($26.6) million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net cash provided by investing activities decreased $57.3 million from 2013 to 2014 primarily due to an increase of $78.5 million used to purchase investment securities available for sale.  An increase in the funding of loans, net of repayments, of $6.1 million and an increase in proceeds from the sale of other real estate owned of $7.3 million offset a portion of the decrease in cash provided by investing activities.    Net cash used in investing activities increased $135.4 million from 2012 to 2013 primarily due to an increase of the funding of loans, net of repayments, of $165.2 million. These net uses of cash were partially offset by a decrease of $34.2 million in the cash proceeds from maturities and pay-downs of all securities net of purchases of both available for sale and held to maturity securities of $29.2 million.

Net cash (used in) provided by financing activities was ($100.4) million, ($10.6) million and $63.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease in cash used in financing activities of $89.8 million from 2013 to 2014 was primarily due to a decrease in cash from deposits of $90.3 million.  This net decrease in total deposits was due to a decision by management to decrease the amount of public deposits in order to decrease excess liquidity and increase capital ratios. From 2012 to 2013, net cash provided by financing activities decreased $73.7 million primarily due to a decrease in cash provided by deposits of $76.1 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2014, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities as of December 31, 2014, on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect prepayment assumptions.

	Time to Maturity or Repricing
As of December 31, 2014	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$216,487	$298,597	$187,128	$208,335	$910,547
Loans held for sale	5,632	-	-	-	5,632
Investment securities	243	4,052	36,300	190,961	231,556
Securities purchased under agreements to resell	22,231	-	-	-	22,231
Interest-bearing deposits with banks	207,965	-	-	-	207,965
Total interest-earning assets	$452,558	$302,649	$223,428	$399,296	$1,377,931

Interest-bearing Liabilities:
NOW deposits	$169,195	$-	$-	$-	$169,195
Money market deposits	261,513	-	-	-	261,513
Savings deposits	364,188	-	-	-	364,188
Time deposits over $100,000	49,544	88,346	45,860	6,278	190,028
Time deposits under $100,000	38,861	81,981	32,292	-	153,134
Borrowings	20,000	-	-	2,300	22,300
Capital lease obligations	2,211	-	-	-	2,211
Borrowings made by ESOP to outside parties	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$922,008	$170,327	$78,152	$29,198	$1,199,685
Rate sensitive assets (RSA)	$452,558	$755,207	$978,635	$1,377,931	1,377,931
Rate sensitive liabilities (RSL)	922,008	1,092,335	1,170,487	1,199,685	1,199,685
Cumulative GAP (GAP=RSA-RSL)	(469,450)	(337,128)	(191,852)	178,246	178,246
RSA/Total assets	31.29%	52.22%	67.67%	95.28%	95.28%
RSL/Total assets	63.75%	75.53%	80.93%	82.95%	82.95%
GAP/Total assets	(32.46)%	(23.31)%	(13.27)%	12.33%	12.33%
GAP/RSA	(103.73)%	(44.64)%	(19.60)%	12.94%	12.94%

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

Based on simulation modeling as of December 31, 2014 and 2013, our net interest income would likely change over a two year time period due to changes in interest rates as follows:

Change in Net Interest Income Over Two Year Horizon

	2014		2013
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
(Dollars in thousands)
+2.00%	$(6,240)	(14.21)%	$(4,615)	(10.00)%
+1.00%	(4,435)	(10.10)%	(6,023)	(13.05)%
(1.00)%	(88)	(0.20)%	115	0.25%
(2.00)%	(123)	(0.28)%	55	0.12%

Our simulation modeling assumed that changes in interest rates are immediate.

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

Item 8.	Financial Statements and Supplementary Data

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trinity Capital Corporation
Los Alamos, New Mexico

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation & Subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sacramento, California
May 9, 2016

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share and per share data)

	2014	2013
ASSETS
Cash and due from banks	$17,202	$16,799
Interest-bearing deposits with banks	207,965	259,525
Securities purchased under resell agreements	22,231	14,874
Cash and cash equivalents	247,398	291,198
Investment securities available for sale, at fair value	216,022	123,304
Investment securities held to maturity, at amortized cost (fair value of $11,947 and $19,632 as of December 31, 2014 and 2013, respectively)	11,775	19,844
Non-marketable equity securities	6,984	7,417
Loans held for sale	5,632	3,136
Loans (net of allowance for loan losses of $24,783 and $28,358 as of December 31, 2014 and 2013, respectively)	885,764	1,028,730
Mortgage servicing rights ("MSRs"), net	7,453	8,315
Premises and equipment, net	24,734	26,554
Other real estate owned ("OREO"), net	13,980	14,002
Other assets	26,464	27,520
Total assets	$1,446,206	$1,550,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$144,503	$149,076
Interest-bearing	1,138,089	1,233,989
Total deposits	1,282,592	1,383,065
Borrowings	22,300	22,300
Junior subordinated debt	37,116	37,116
Other liabilities	21,176	15,463
Total liabilities	1,363,184	1,457,944

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 672,958 shares and 673,066 shares as of December 31, 2014 and 2013, respectively, at fair value	$2,019	$3,366

Commitments and contingencies (Notes 11, 15 and 17)

Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 5% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$34,648	$34,439
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,915	1,947
Common stock, no par, 20,000,000 shares authorized; 6,856,800 shares issued; 6,453,049 shares and 6,449,726 shares oustanding as of December 31, 2014 and 2013, respectively	6,836	6,836
Additional paid-in capital	1,963	2,005
Retained earnings	47,084	54,958
Accumulated other comprehensive (loss)	(555)	(501)
Total stockholders' equity before treasury stock	91,891	99,684
Treasury stock, at cost; 403,751 shares and 407,074 shares as of December 31, 2014 and 2013, respectively	(10,888)	(10,974)
Total stockholders' equity	81,003	88,710
Total liabilities and stockholders' equity	$1,446,206	$1,550,020

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Interest income:
Loans, including fees	$48,766	$58,002	$64,446
Interest and dividends on investment securities:
Taxable	2,081	1,456	1,742
Nontaxable	452	582	633
Other interest income	851	655	453
Total interest income	52,150	60,695	67,274

Interest expense:
Deposits	3,933	5,532	7,105
Borrowings	995	1,024	1,024
Junior subordinated debt	2,428	2,265	2,264
Total interest expense	7,356	8,821	10,393
Net interest income	44,794	51,874	56,881
Provision for loan losses	2,000	-	27,206
Net interest income after provision for loan losses	42,794	51,874	29,675

Noninterest income:
Mortgage loan servicing fees	2,428	2,563	2,591
Trust and investment services fees	2,564	2,359	2,057
Service charges on deposits	1,528	1,516	1,583
Net gain on sale of loans	2,373	5,175	8,410
Net gain (loss) on sale of securities	1	(80)	(149)
Other fees	3,975	3,650	3,601
Other noninterest income	317	282	1,032
Total noninterest income	13,186	15,465	19,125

Noninterest expenses:
Salaries and employee benefits	25,269	24,415	23,930
Occupancy	4,204	4,105	4,184
Losses and write-downs on OREO, net	2,012	980	4,129
Other noninterest expense	29,317	24,976	19,315
Total noninterest expenses	60,802	54,476	51,558
Income (loss) before (benefit) for income taxes	(4,822)	12,863	(2,758)
Provision (benefit) for income taxes	1,170	-	(250)
Net income (loss)	(5,992)	12,863	(2,508)
Dividends and discount accretion on preferred shares	3,230	2,144	2,115
Net income (loss) available to common shareholders	$(9,222)	$10,719	$(4,623)
Basic earnings (loss) per common share	$(1.43)	$1.66	$(0.72)
Diluted earnings (loss)per common share	$(1.43)	$1.66	$(0.72)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2014, 2013 and 2012
 (In thousands)

	2014	2013	2012

Net income (loss)	$(5,992)	$12,863	$(2,508)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(89)	(1,308)	477
Securities losses (gains) reclassified into earnings	(1)	80	149
Related income tax benefit (expense)	36	490	(250)
Other comprehensive income (loss)	(54)	(738)	376
Total comprehensive income (loss)	$(6,046)	$12,125	$(2,132)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common stock
	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehen sive income (loss)	Total stockholde rs' equity
Balance, December 31, 2011	$6,836	$(10,974)	$36,030	$1,976	$44,950	$(139)	$78,679
Net loss					(2,508)		(2,508)
Other comprehensive income						376	376
Dividends declared on common shares					(967)		(967)
Dividends declared on preferred shares					(1,937)		(1,937)
Amortization of preferred stock issuance costs			178		(178)		-
Increase in stock owned by ESOP participants, 26,582 shares					(339)		(339)
Net change in the fair value of stock owned by ESOP participants					2,525		2,525
Stock options and SAR expenses				29			29
Balance, December 31, 2012	6,836	(10,974)	36,208	2,005	41,546	237	75,858
Net income					12,863		12,863
Other comprehensive income						(738)	(738)
Dividends declared on preferred shares					(1,966)		(1,966)
Amortization of preferred stock issuance costs			178		(178)		-
Decrease in stock owned by ESOP participants, 191 shares					2		2
Net change in the fair value of stock owned by ESOP participants					2,691		2,691
Balance, December 31, 2013	6,836	(10,974)	36,386	2,005	54,958	(501)	88,710
Net loss					(5,992)		(5,992)
Other comprehensive income						(54)	(54)
Dividends declared on preferred shares					(3,052)		(3,052)
Amortization of preferred stock issuance costs			177		(177)		-
Treasury shares issued for stock option plan		86		14			100
Dissolution of subsidiary				(56)			(56)
Decrease in stock owned by ESOP participants, 108 shares					-		-
Net change in the fair value of stock owned by ESOP participants					1,347		1,347
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(5,992)	$12,863	$(2,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,409	2,658	2,889
Provision for loan losses	2,000	-	27,206
Net (gain) loss on sale of investment securities	1	80	149
Net (gain) loss on sale of loans	(2,373)	(5,175)	(8,410)
Losses and write-downs on OREO, net	2,079	980	4,129
Loss on disposal of premises and equipment	(3)	2	8
Decrease in deferred income tax assets	36	489	(241)
Stock options and stock appreciation rights expenses	-	-	29
Federal Home Loan Bank (FHLB) stock dividends received	-	(6)	(7)
Net amortization of MSRs	1,676	1,540	1,623
Change in mortgage servicing rights valuation allowance	(4)	(1,321)	404
Other Assets	3,493	2,375	1,763
Other Liabilities	2,661	3,555	(258)
Net cash provided by operating activities before origination and gross sales of loans held for sale	5,983	18,040	26,776
Gross sales of loans held for sale	78,679	175,368	285,379
Origination of loans held for sale	(79,612)	(161,455)	(270,605)
Net cash provided by operating activities	$5,050	$31,953	$41,550

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$62,562	$61,643	$115,685
Proceeds from sale of investment securities, available for sale	-	4,142	2,885
Purchase of investment securities, available for sale	(157,101)	(78,631)	(97,742)
Proceeds from maturities and paydowns of investment securities, held to maturity	7,893	475	353
Purchase of investment securities, held to maturity	-	-	(10,095)
Proceeds from maturities and paydowns of investment securities, other	-	83	728
Purchase of investment securities, other	(160)	(718)	(757)
Proceeds from sale of other real estate owned	8,849	1,538	6,880
Loans paid down (funded), net	130,448	124,327	(40,856)
Purchases of loans	(431)	(2,505)	(2,308)
Purchases of premises and equipment	(538)	(1,511)	(1,354)

Net cash provided by (used in) investing activities	51,522	108,843	(26,581)
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(34,708)	55,602	62,731
Net increase (decrease) in time deposits	(65,764)	(65,676)	3,281
Issuance of common stock for stock option plan	100	-	-
Preferred shares dividend payments	-	(484)	(2,904)
Net cash provided by (used in) financing activities	(100,372)	(10,558)	63,108
Net increase (decrease) in cash and cash equivalents	(43,800)	130,238	78,077
Cash and cash equivalents:
Beginning of period	291,198	160,960	82,883
End of period	$247,398	$291,198	$160,960
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,306	$9,840	$10,094
Income taxes	21,897	-	1,808
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	11,523	11,160	15,024
Transfers from loans to repossessed assets	42	330	186
Sales of other real estate owned financed by loans	617	3,851	7,997
Dividends declared, not yet paid	3,052	1,725	243
Change in unrealized gain on investment securities, net of taxes	(54)	(738)	376

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), TCC Advisors Corporation (“TCC Advisors”), LANB Investment Advisors, LLC (“LANB Investment Advisors”), and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (“VIEs”) under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company (“Title Guaranty”) was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.

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

Also included are the Bank’s investments in certain venture capital funds.  The Bank holds a 24% interest in Cottonwood Technology Group, LLC (“Cottonwood”).  Cottonwood is owned by the Bank and two members not otherwise associated with Trinity or the Bank.  In 2009, the Bank created FNM Investment Fund IV, LLC (“FNM Investment Fund IV”) and is the only member. FNM Investment Fund IV was created to acquire a 99.99% interest in FNM Investor Series IV, LLC (“FNM Investor Series IV”), 0.01% interest in which is held by Finance New Mexico, a governmental instrumentality.  These entities were both created to enable the funding of loans to, and investments in, a new market tax credit project.  The initial value of these tax credits was $1.9 million and the initial amount of the loan was $5.2 million.  As of December 31, 2014, the amortized amount of the new market tax credit was $305 thousand and the current outstanding loan amount was $5.2 million and is included in “loans, net” on the consolidated balance sheets.  In September 2010, the Bank joined Southwest Medical Technologies, LLC and acquired a 20% interest in the company.

These non-marketable investments are carried at net equity value and evaluated periodically by management for impairment.  Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the evidence available.  Evidence evaluated includes (if applicable), but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is recognized with a charge to earnings.

Loans held for sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained; however, management intends to sell newly originated mortgage loans with servicing rights released going forward. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

MSRs:  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans.  The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Federal Reserve Bank (FRB) Stock: The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Average number of shares used in calculation of basic and diluted earnings (loss) per common share are as follows for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Net income (loss)	$(5,992)	$12,863	$(2,508)
Dividends and discount accretion on preferred shares	3,230	2,144	2,115
Net income (loss) available to common shareholders	$(9,222)	$10,719	$(4,623)
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(404,243)	(407,074)	(407,074)
LESS: Weighted average unearned Employee Stock Ownership Plan (ESOP) stock shares	-	-	-
Weighted average common shares outstanding, net	6,452,557	6,449,726	6,449,726
Basic (loss) earnings per common share	$(1.43)	$1.66	$(0.72)
Dilutive effect of stock-based compensation	-	-	-
Weighted average common shares outstanding including dilutive shares	6,452,557	6,449,726	6,449,726
Diluted (loss) earnings per common share	$(1.43)	$1.66	$(0.72)

Certain stock options and restricted stock units were not included in the above calculation, as they would have an anti-dilutive effect as the exercise price is greater than current market prices.  The total number of shares excluded was approximately 26,000 shares, 42,000 shares and 137,000 shares for years ended December 31, 2014, 2013 and 2012, respectively.

Comprehensive income (loss):  Comprehensive income (loss) includes net income (loss) and other comprehensive income.  Other comprehensive income (loss) includes net unrealized gains and losses on investment securities available for sale, net of tax, which is also recognized as a separate component of equity.

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

Income taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Stock-based compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Preferred stock:  Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the preferred stock and charged to retained earnings.  The accretion is recorded using the level-yield method.  Preferred dividends paid (declared and/or accrued) and any accretion is deducted from net income for computing net income available to common shareholders and earnings per share computations.

Fair value of financial instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassification: Some items in the 2012 financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on 2012 net income (loss) or stockholders’ equity.

Newly Issued But Not Yet Effective Accounting Standards: In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

Effective January 2016, the Company prospectively adopted Accounting Standard Update (ASU) 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement.  The adoption of ASU 2015-05 did not have a material effect on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements and disclosures, if any.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05).  It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company intends to apply this guidance prospectively and does not expect it to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (ASU 2016-06). For public business entities, this ASU will be applied on a modified retrospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is currently evaluating the effects of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-07 on its financial statements and disclosures, if any.

In March 2016, The FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08).  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-08 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  As of December 31, 2014 and 2013, the reserve requirement on deposit at the FRB was $4.2 million and $7.0 million, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. Government sponsored agencies	$42,438	$8	$(164)	$42,282
State and political subdivisions	4,964	123	-	5,087
MBSs - Residential	102,482	92	(799)	101,775
CMOs - Residential	41,119	273	(341)	41,051
Commercial MBSs	24,993	-	(111)	24,882
SBA pools	949	-	(4)	945
Totals	$216,945	$496	$(1,419)	$216,022

December 31, 2013
U.S. Government sponsored agencies	$73,391	$59	$(348)	$73,102
State and political subdivisions	501	4	-	505
MBSs - Residential	5,540	11	(86)	5,465
CMOs - Residential	44,705	238	(711)	44,232
Totals	$124,137	$312	$(1,145)	$123,304

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
SBA pools	$9,269	$109	$-	$9,378
States and political subdivisions	2,506	63	-	2,569
Totals	$11,775	$172	$-	$11,947

December 31, 2013
SBA pools	$9,756	$22	$-	$9,778
States and political subdivisions	10,088	-	(234)	9,854
Totals	$19,844	$22	$(234)	$19,632

Realized net gains (losses) on sale of securities available for sale are summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Gross realized gains	$1	$59	$1
Gross realized losses	-	(139)	(150)
Net gains (losses)	$1	$(80)	$(149)

A summary of unrealized loss information for investment securities, categorized by security type, as of December 31, 2014 and 2013 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:	(In thousands)
December 31, 2014
U.S. Government sponsored agencies	$34,278	$(142)	$5,477	$(22)	$39,755	$(164)
MBSs - Residential	78,997	(777)	2,361	(22)	81,358	(799)
CMOs - Residential	7,890	(89)	13,878	(252)	21,768	(341)
Commercial MBSs	14,794	(111)	-	-	14,794	(111)
SBA pools	-	-	945	(4)	945	(4)
Totals	$135,959	$(1,119)	$22,661	$(300)	$158,620	$(1,419)

December 31, 2013
U.S. Government sponsored agencies	$44,501	$(290)	$9,940	$(58)	$54,441	$(348)
MBSs - Residential	2,083	(38)	1,100	(48)	3,183	(86)
CMOs - Residential	35,960	(711)	-	-	35,960	(711)
Totals	$82,544	$(1,039)	$11,040	$(106)	$93,584	$(1,145)

Securities Held to Maturity:
December 31, 2013
States and political subdivisions	$-	$-	$9,854	$(234)	$9,854	$(234)
Totals	$-	$-	$9,854	$(234)	$9,854	$(234)

As of December 31, 2014, $158.6 million in investment securities had unrealized losses with aggregate depreciation of 0.65% of the Company’s amortized cost basis.  Of these securities, $22.7 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.3%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of December 31, 2014, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$4,042	$4,052	$-	$-
One to five years	31,008	30,948	-	-
Five to ten years	11,755	11,735	-	-
Over ten years	26,539	26,461	11,775	11,947
Equity investments with no stated maturity	-	-	-	-
Subtotal	73,344	73,196	11,775	11,947
MBSs	102,482	101,775	-	-
CMOs	41,119	41,051	-	-
Total	$216,945	$216,022	$11,775	$11,947

Securities with carrying amounts of $78.5 million and $92.6 million as of December 31, 2014 and 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans and Allowance for Loan Losses

As of December 31, 2014 and 2013, loans consisted of:

	December 31,
	2014	2013

Commercial	$108,309	$145,445
Commercial real estate	366,199	406,048
Residential real estate	305,744	341,050
Construction real estate	100,178	125,877
Installment and other	31,768	40,637
Total loans	912,198	1,059,057
Unearned income	(1,651)	(1,969)
Gross loans	910,547	1,057,088
Allowance for loan losses	(24,783)	(28,358)
Net loans	$885,764	$1,028,730

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of December 31, 2014, 33.1% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2014 and 2013, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
December 31, 2014	(In thousands)
Commercial	$106,847	$380	$352	$730	$1,462	$108,309
Commercial real estate	356,062	389	-	9,748	10,137	366,199
Residential real estate	299,250	737	235	5,522	6,494	305,744
Construction real estate	87,989	5,882	-	6,307	12,189	100,178
Installment and other	31,628	132	4	4	140	31,768
Total loans	$881,776	$7,520	$591	$22,311	$30,422	$912,198

Nonaccrual loan classification	$24,124	$1,195	$587	$21,950	$23,732	$47,856

December 31, 2013
Commercial	$142,221	$2,309	$376	$539	$3,224	$145,445
Commercial real estate	377,817	5,965	6,014	16,252	28,231	406,048
Residential real estate	332,381	2,437	434	5,798	8,669	341,050
Construction real estate	116,801	649	3,776	4,651	9,076	125,877
Installment and other	40,404	109	122	2	233	40,637
Total loans	$1,009,624	$11,469	$10,722	$27,242	$49,433	$1,059,057

Nonaccrual loan classification	$8,682	$5,878	$10,316	$27,210	$43,404	$52,086

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$3,697	$-	$2,990	$32
Commercial real estate	22,296	-	28,118	-
Residential real estate	11,046	361	11,279	-
Construction real estate	10,565	-	9,126	-
Installment and other	252	-	573	-
Total	$47,856	$361	$52,086	$32

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, problem and potential problem loans are classified as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the likelihood that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  For loans greater than $240,000, the Bank’s loan policy requires a quarterly risk rating review.  However, any time a situation warrants, the risk rating may be reviewed.

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014	(In thousands)
Commercial	$66,050	$14,889	$27,128	$242	$108,309
Commercial real estate	282,279	22,222	61,698	-	366,199
Residential real estate	287,616	2,403	15,725	-	305,744
Construction real estate	71,678	12,683	15,817	-	100,178
Installment and other	30,762	116	890	-	31,768
Total	$738,385	$52,313	$121,258	$242	$912,198

December 31, 2013
Commercial	$101,028	$18,804	$25,600	$13	$145,445
Commercial real estate	316,434	15,165	74,449	-	406,048
Residential real estate	320,364	252	20,421	13	341,050
Construction real estate	105,864	1,005	18,517	491	125,877
Installment and other	39,698	34	905	-	40,637
Total	$883,388	$35,260	$139,892	$517	$1,059,057

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014	(In thousands)
Current	$731,941	$52,313	$97,425	$97	$881,776
Past due 30-59 days	6,079	-	1,441	-	7,520
Past due 60-89 days	4	-	587	-	591
Past due 90 days or more	361	-	21,805	145	22,311
Total	$738,385	$52,313	$121,258	$242	$912,198

December 31, 2013
Current	$880,764	$35,007	$93,362	$491	$1,009,624
Past due 30-59 days	2,217	253	8,999	-	11,469
Past due 60-89 days	407	-	10,302	13	10,722
Past due 90 days or more	-	-	27,229	13	27,242
Total	$883,388	$35,260	$139,892	$517	$1,059,057

As of December 31, 2014, nonaccrual loans totaling $47.6 million were classified as Substandard and $242 thousand were classified as Doubtful.  As of December 31, 2013, nonaccrual loans totaling $51.6 million were classified as Substandard and $517 thousand were classified as Doubtful.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	December 31,
	2014			2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$16,401	$11,936	$-	$17,958	$13,205	$-
Commercial real estate	25,737	22,554	-	56,689	36,364	-
Residential real estate	10,132	8,707	-	15,211	12,462	-
Construction real estate	12,219	9,685	-	14,396	11,684	-
Installment and other	791	752	-	1,187	1,141	-
With an allowance recorded:
Commercial	15,924	15,918	877	15,925	15,924	275
Commercial real estate	18,298	17,081	2,111	22,646	22,501	2,782
Residential real estate	14,571	14,500	3,450	13,173	13,142	2,271
Construction real estate	6,953	6,953	1,416	5,638	5,638	445
Installment and other	743	743	107	927	926	115
Total	$121,769	$108,829	$7,961	$163,750	$132,987	$5,888

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2014, 2013 and 2012, showing the average recorded investment and the interest income recognized:

	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$12,571	$533	$12,978	$548	$10,787	$221
Commercial real estate	29,459	369	32,835	626	29,161	479
Residential real estate	10,585	248	13,305	99	14,658	104
Construction real estate	10,685	162	14,610	126	20,375	217
Installment and other	947	81	1,150	32	2,258	23
With an allowance recorded:
Commercial	15,921	832	18,293	854	15,287	1,348
Commercial real estate	19,791	591	24,031	881	19,489	891
Residential real estate	13,821	379	11,918	430	10,150	401
Construction real estate	6,296	210	5,692	261	5,533	174
Installment and other	835	27	953	35	1,122	52
Total	$120,911	$3,432	$135,765	$3,892	$128,820	$3,910

If nonaccrual loans outstanding had been current in accordance with their original terms, $3.0 million, $2.6 million and $2.4 million would have been recorded as loan interest income during the years ended December 31, 2014, 2013 and 2012, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the years ended December 31, 2014, 2013 and 2012, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2014
Beginning balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358
Provision (benefit) for loan losses	1,516	(334)	1,571	(1,504)	70	681	2,000
Charge-offs	(2,261)	(2,772)	(2,463)	(285)	(631)	-	(8,412)
Recoveries	818	746	669	454	150	-	2,837
Net charge-offs	(1,443)	(2,026)	(1,794)	169	(481)	-	(5,575)
Ending balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783

Year Ended December 31, 2013
Beginning balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633
Provision (benefit) for loan losses	(1,861)	1,118	1,136	(741)	372	(24)	-
Charge-offs	(2,028)	(3,296)	(2,447)	(471)	(929)	-	(9,171)
Recoveries	762	290	436	295	113	-	1,896
Net charge-offs	(1,266)	(3,006)	(2,011)	(176)	(816)	-	(7,275)
Ending balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358

Year Ended December 31, 2012
Beginning balance	$6,575	$10,832	$10,234	$6,168	$1,064	$-	$34,873
Provision (benefit) for loan losses	5,698	11,675	2,737	5,854	1,536	(294)	27,206
Charge-offs	(8,964)	(10,190)	(4,081)	(6,919)	(1,263)	-	(31,417)
Recoveries	3,776	270	147	472	306	-	4,971
Net charge-offs	(5,188)	(9,920)	(3,934)	(6,447)	(957)	-	(26,446)
Ending balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
December 31, 2014
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$877	$2,111	$3,450	$1,416	$107	$-	$7,961
Loans collectively evaluated for impairment	3,154	6,228	4,489	1,907	681	363	16,822
Ending balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Loans:
Individually evaluated for impairment	$27,854	$39,635	$23,207	$16,638	$1,495	$-	$108,829
Collectively evaluated for impairment	80,455	326,564	282,537	83,540	30,273	-	803,369
Total ending loans balance	$108,309	$366,199	$305,744	$100,178	$31,768	$-	$912,198

December 31, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$275	$2,782	$2,271	$445	$115	$-	$5,888
Loans collectively evaluated for impairment	3,683	7,917	5,891	4,213	1,084	(318)	22,470
Ending balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358
Loans:
Individually evaluated for impairment	$29,129	$58,865	$25,604	$17,322	$2,067	$-	$132,987
Collectively evaluated for impairment	116,316	347,183	315,446	108,555	38,570	-	926,070
Total ending loans balance	$145,445	$406,048	$341,050	$125,877	$40,637	$-	$1,059,057

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following loans were restructured during the years ended December 31, 2014, 2013, and 2012:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
December 31, 2014
Commercial	3	$221	$90	$1
Commercial real estate	2	1,408	1,408	56
Residential real estate	6	498	493	21
Construction real estate	2	410	410	1
Installment and other	4	76	49	9
Total	17	$2,613	$2,450	$88

December 31, 2013
Commercial	12	$1,654	$1,587	$11
Commercial real estate	10	15,531	15,006	265
Residential real estate	17	3,062	2,879	373
Construction real estate	3	524	514	10
Installment and other	12	216	216	10
Total	54	$20,987	$20,202	$669

December 31, 2012
Commercial	27	$26,264	$23,332	$898
Commercial real estate	7	7,605	7,579	752
Residential real estate	24	8,284	8,075	890
Construction real estate	9	2,949	2,825	48
Installment and other	17	535	534	94
Total	84	$45,637	$42,345	$2,682

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2014, 2013, and 2012:

	Number of Contracts	Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
TDRs that subsequently defaulted:	2014
Commercial	-	$-	$-
Commercial real estate	-	-	-
Residential real estate	1	168	-
Construction real estate	-	-	-
Installment and other	-	-	-
Total	1	$168	$-

TDRs that subsequently defaulted:	2013
Commercial	4	$236	$4
Commercial real estate	7	10,319	-
Residential real estate	7	1,421	28
Construction real estate	1	227	-
Installment and other	1	22	4
Total	20	$12,225	$36

TDRs that subsequently defaulted:	2012
Commercial	11	$1,497	$21
Commercial real estate	3	4,169	223
Residential real estate	10	2,280	34
Construction real estate	2	207	-
Installment and other	5	107	13
Total	31	$8,260	$291

The following table presents total TDRs, both in accrual and nonaccrual status, as of December 31, 2014, 2013, and 2012:

	December 31,
	2014		2013		2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	188	$60,973	214	$80,873	203	$80,609
Nonaccrual	61	27,394	78	30,957	104	26,975
Total TDRs	249	$88,367	292	$111,830	307	$107,584

As of December 31, 2014, the Bank had a total of $1.48 million in commitments to lend additional funds to debtors who also had restructured loans.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a specific reserve of $88 thousand, $669 thousand, and $2.7 million which was included in the allowance for loan losses at the years ended December 31, 2014, 2013, and 2012, respectively. TDRs resulted in charge-offs of $2.75 million, $626 thousand, and $2.8 million during the years ended December 31, 2014, 2013, and 2012, respectively.  The TDRs that subsequently defaulted required a provision of $0, $36 thousand, and $2.8 million to the allowance for loan losses for the years ended December 31, 2014, 2013, and 2012 respectively.

Loan principal balances to executive officers and directors of the Company were $1.3 million and $271 thousand as of December 31, 2014 and 2013, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $2.2 million and $1.0 million as of December 31, 2014 and 2013, respectively.  An analysis of the activity related to these loans as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Balance, beginning	$271	$3,363
Additions	1,135	-
Principal payments and other reductions	(84)	(3,092)
Balance, ending	$1,322	$271

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2014 and 2013 is summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$918,658	$958,468
Other investors	66	99
Totals	$918,724	$958,567

During the years ended December 31, 2014, 2013 and 2012, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as “mortgage loan servicing fees” under “noninterest income” on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $191 thousand, $225 thousand and $150 thousand during the years ended December 31, 2014, 2013 and 2012, respectively.  These fees are recorded included in “noninterest income” on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $5.4 million and $5.5 million as of December 31, 2014 and 2013, respectively.  There were no custodial balances on deposit with other financial institutions as of December 31, 2014 and 2013.

An analysis of changes in the MSR asset for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$10,336	$10,313	$9,188
Servicing rights originated and capitalized	810	1,563	2,748
Amortization	(1,676)	(1,540)	(1,623)
Balance at end of period	$9,470	$10,336	$10,313

Below is an analysis of changes in the MSR asset valuation allowance for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$(2,021)	$(3,342)	$(2,938)
Aggregate reduction credited to operations	1,373	2,890	970
Aggregate additions charged to operations	(1,369)	(1,569)	(1,374)
Balance at end of period	$(2,017)	$(2,021)	$(3,342)

The fair values of the MSRs were $7.5 million, $8.3 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Weighted Average Public Securities Association (PSA) speed	201.67%	166.67%	275.00%
Weighted Average Discount rate	10.50	10.75	10.75
Weighted Average Earnings rate	1.77	1.79	0.84

Note 6. Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of December 31, 2014 and 2013, total OREO consisted of:

	2014	2013
	(In thousands)
Commercial real estate	$2,985	$3,607
Residential real estate	5,284	4,148
Construction real estate	5,711	6,247
Total	$13,980	$14,002

The following table presents a summary of OREO activity for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Balance at beginning of period	$14,002	$9,211
Transfers in at fair value	11,523	11,160
Write-down of value	(2,730)	(809)
Gain (loss) on disposal	651	(171)
Cash received upon disposition	(8,849)	(1,538)
Sales financed by loans	(617)	(3,851)
Balance at end of period	$13,980	$14,002

Note 7. Premises and Equipment

As of December 31, 2014 and 2013, premises and equipment consisted of:

	December 31,
	2014	2013
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	23,146	23,146
Furniture and equipment	32,145	32,191
Total	59,111	59,157
Accumulated depreciation	(34,377)	(32,603)
Total less depreciation	$24,734	$26,554

Depreciation on premises and equipment was $2.4 million, $2.7 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8. Deposits

As of December 31, 2014 and 2013, deposits consisted of:

	December 31,
	2014	2013
	(In thousands)
Demand deposits, noninterest bearing	$76,706	$149,076
NOW and money market accounts	430,708	471,407
Savings deposits	432,017	353,656
Time certificates, $250,000 or more	53,693	67,624
Other time certificates	289,468	341,302
Total	$1,282,592	$1,383,065

As of December 31, 2014, the scheduled maturities of time certificates were as follows:

(In thousands)
2015	$258,732
2016	39,444
2017	20,644
2018	11,557
2019	6,506
Thereafter	6,278
Total	$343,161

Deposits from executive officers, directors and their affiliates as of December 31, 2014 and 2013 were $874 thousand and $722 thousand, respectively.

Note 9. Borrowings

Notes payable to the FHLB as of December 31, 2014 and 2013 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. On October 3, 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank.  As of December 31, 2014, no loans were pledged under the blanket assignment. However, investment securities are held in safekeeping at the FHLB with $44.3 million pledged as collateral for outstanding advances and letters of credit. An additional $71.1 million in advances is available based on the current value of the remaining unpledged investment securities.

The following table details borrowings as of December 31, 2014 and 2013.

Maturity Date	Rate	Type	Principal due	2014	2013
				(In thousands)
March 23, 2015	3.050%	Fixed	At maturity	$20,000	$20,000
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$22,300	$22,300

Note 10. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of December 31, 2014:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	2.9356% (variable)	6.88%	1.89% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	2.9356% (variable)	6.88%	1.89% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $4.3 million and $1.9 million as of December 31, 2014 and 2013, respectively. As of March 31, 2016, the Company continued to defer the interest payments on the junior subordinated debentures, with interest accrued but unpaid totaling $7.6 million.

As of December 31, 2014 and 2013, the Company’s trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 11. Description of Leasing Arrangements

The Company is leasing land in Santa Fe on which it built a bank office as well as the vacant land adjacent to the office.  The construction of the office was completed in 2009.  The original terms of the leases expired in May 2014 and are currently month-to-month. The leases contain both options to extend for additional five year terms and an option to purchase the land at a set price.  Trinity was required to notify the Landlord of its intent to exercise the options to purchase between December 1, 2014 and December 1, 2015 for the land on which the bank build its office and between May 1, 2014 and December 1, 2015 for the adjacent land. Trinity formally notified the Lessor of its exercise of the options to purchase under the leases on April 24, 2015 and expects to complete the exercise or extend the lease in 2016.  This lease is classified as a capital lease.  The Company also holds two notes and mortgages on the land, and the interest payments received on the notes are approximately equal to the rental payments on the leases; and the principal due at maturity or upon transfer of the land, will largely offset the option purchase prices.

Operating lease payments for the years ended December 31, 2014, 2013 and 2012 totaled $356 thousand, $507 thousand and $423 thousand, respectively.

The lease payments under capital lease for 2015 totaled $77 thousand. These amounts were offset by the interest payments due on the notes.

Commitments for minimum future rentals under operating leases were as follows as of December 31, 2014:

Lease Payments under Operating Leases;

Year	(In thousands)
2015	$267
2016	214
2017	180
2018	-
2019	-
Thereafter	-
Total	$661

Note 12. Retirement Plans

The Company has an ESOP for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the Plan year.  The employee’s interest in the ESOP vests over a period of six years.  The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP is funded by discretionary contributions by the Company as determined by its Board of Directors.  The Company recorded expense for discretionary contributions made to the ESOP of $287 thousand for the year ended December 31, 2012. No expenses were recorded in 2014 or 2013.

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

Shares of the Company held by the ESOP are as follows:

	December 31,
	2014	2013
Shares acquired before December 31, 1992	215,503	215,572
Shares acquired after December 31, 1992	457,455	457,494
Total shares	672,958	673,066

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years ended December 31, 2014, 2013 and 2012.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $2.0 million and $3.4 million as of December 31, 2014 and 2013, respectively.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 13. Stock Incentives

The Trinity Capital Corporation 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees.  Under the 1998 Plan, 400,000 shares (as adjusted for the stock split on December 19, 2002) from shares held in treasury or authorized but unissued common stock were reserved for granting options.  No further awards may be granted under the 1998 Plan.  Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock were reserved for granting stock-based incentive awards.  No further awards may be granted under the 2005 Plan.  Both of these plans were approved by the Company’s stockholders.  The Compensation Committee determines the terms and conditions of the awards. At the Shareholder Meeting held on January 22, 2015, the Company’s stockholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan (“2015 Plan”). Under the 2015 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of stock option and restricted stock unit (“RSU”) activity under the 1998 Plan and the 2005 Plan as of December 31, 2014 and 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Agregate Intrinsic Value (in thousands)
Stock Options
Outstanding as of January 1, 2013	131,000	$31.20	1.70	$-
Forfeited or expired	(89,000)	31.53
Outstanding as of December 31, 2013	42,000	30.50	1.18
Forfeited or expired	(28,000)	30.50
Outstanding as of December 31, 2014	14,000	$30.50	0.70	$-
Vested as of December 31, 2014	14,000	$30.50	0.70	$-
Vested as of December 31, 2013	42,000	$30.50	1.18	$-

RSUs
Outstanding as of January 1, 2013	5,783	$12.75		$-
Forfeited or expired	(2,205)
Outstanding as of December 31, 2013	3,578	12.75
Granted	11,765	4.25
Exercised	(3,323)	12.75
Forfeited or expired	(255)	12.75
Outstanding as of December 31, 2014	11,765	$4.25	1.50	$50
Vested as of December 31, 2014	-	$-	.	$-
Vested as of December 31, 2013	3,578	$12.75	0.06	$-

There were no stock options exercised in 2014, 2013 or 2012.

As of December 31, 2014, there was $50 in unrecognized compensation cost related to unvested share-based compensation awards granted under the 2005 Plan or the 1998 Plan.   The cost is expected to be recognized over a weighted average period of 2 years.

Note 14. Income Taxes

The current and deferred components of the provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current provision (benefit) for income taxes
Federal	$-	$-	$-
State	-	-	-
Deferred provision (benefit) for income taxes
Federal	(1,621)	3,996	(1,387)
State	(206)	324	(92)
Change in valuation allowance	2,997	(4,320)	1,229
Total provision (benefit) for income taxes	$1,170	$-	$(250)

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014		2013
	Asset	Liability	Asset	Liability
	(In thousands)
Investment securities	$-	$-	$-	$3
Unrealized loss on securities available for sale	368	-	332	-
Stock dividends on FHLB stock	-	4	-	2
Venture capital investments	460	-	443	-
Allowance for loan losses	10,916	-	11,537	-
Premises and equipment	-	1,429	-	1,699
MSRs	-	2,972	-	3,289
Other intangible assets	418	-	456	-
OREO	1,144	-	1,709	-
Prepaid expenses	-	656	-	577
Accrued compensation	728	-	659	-
Net operating loss carryforwards	3,002	-	325	-
Business tax credits	1,970	-	1,475	-
Stock options and SARs expensed	160	-	160	-
Contributions	41	-	-	-
AMT credit	377	-	-	-
Total deferred taxes	19,584	5,061	17,096	5,570
Allowance for deferred taxes	(19,584)	(5,061)	(17,096)	(5,570)
Net deferred taxes	$-	$-	$-	$-

A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of December 31, 2014, 2013, and 2012, management did not believe that it was more likely than not that the full amount of the deferred tax assets would be utilized in future periods.

For the year ended December 31, 2014, the Company had federal net operating loss carryforwards of $6.8 million and state net operating loss carryforwards of $13.0 million which will expire at various dates from 2031 to 2034.  Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

The Company incurred income tax expense in 2014 of $1.17 million despite having a tax loss in 2014.  The tax expense is attributable to an increase in the valuation allowance as a result of an increase in deferred taxes as further explained below.

The Company is subject to U.S. federal and New Mexico state income taxes and is subject to examination by the taxing authorities for the years after 2010.  In September 2014, the Company filed amended federal income tax returns for tax years 2006-2012 to claim additional bad debt deductions.  The additional deductions resulted in net operating losses (NOLs) in 2011 and 2012; the NOLs have been utilized in full through carryback and carryforward.  The amended returns were reviewed by the Internal Revenue Service (“IRS”), resulting in a $1.17 million reduction in the Company’s current federal income tax receivable. The reduction to the current income tax receivable was the result of a loan loss deduction which was deferred to a future period and for alternative minimum tax (ATM) liability that becomes a credit carryforward.  This resulted in a corresponding increase to the Company’s deferred tax asset.  As a result, the increase in the deferred tax asset ensuing from the IRS adjustment required an equal increase in the valuation allowance.  As noted above, the Company determined that it was no longer more likely than not that its deferred tax asset would be utilized.

At December 31, 2014 and 2013, the Company had income taxes receivable of $10.4 million and $11.5 million respectively, which is included in “other assets” on the consolidated balance sheets.  The Company received refunds totaling $9.1 million in 2015 and anticipates receiving the remainder during 2016.

The Company had business tax credits totaling $2.3 million as of December 31, 2014 and $1.5 million as of December 31, 2013, which will begin to expire in 2031.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statuatory tax rate	$(1,688)	(35.00)%	$4,502	35.00%	(965)	(35.00)%
Net tax exempt interest income	(158)	(3.28)%	(197)	(1.53)%	(209)	(7.58)%
Interest disallowance	3	0.06%	2	0.02%	5	0.18%
Nondeductible expenses	32	0.66%	37	0.29%	41	1.49%
Nondeductible book amortization	156	3.24%	217	1.69%	107	3.88%
Other, net	(90)	(1.87)%	(241)	(1.87)%	(208)	(7.54)%
Tax credits	(424)	(8.79)%	-	0.00%	-	0.00%
Fines & penalties	525	10.89%	-	0.00%	-	0.00%
Intra-period tax allocation	-	0.00%	-	0.00%	(250)	(9.06)%
State income tax, net of federal benefit	(183)	(3.80)%	-	0.00%	-	0.00%
Tax provision (benefit) before change in valuation allowance	(1,827)	(37.89)%	4,320	33.60%	(1,479)	(53.63)%
Change in valuation allowance	2,997	62.15%	(4,320)	(33.60)%	1,229	44.56%
Provision (benefit) for income taxes	$1,170	24.26%	$-	0.00%	$(250)	(9.07)%

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

During 2014, the Company recognized a penalty in the amount of $1.5 million imposed by the SEC as a result of the restatement of the Company’s financial statements.   The impact of this non-deductible penalty was an increase in income tax in the amount of $525 thousand for the year ended December 31, 2014.

The Company has no liabilities associated with uncertain tax positions as of December 31, 2014 and 2013 and does not anticipate providing an income tax reserve in the next twelve months.  During the years ended December 31, 2014 and 2013, the Company did not record an accrual for interest and penalties associated with uncertain tax positions.

Note 15. Commitments and Off-Balance-Sheet Activities

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

As of December 31, 2014 and 2013, the following credit-related commitments were outstanding:

	Contract Amount
	2014	2013
	(In thousands)
Unfunded commitments under lines of credit	$141,674	$147,821
Commercial and standby letters of credit	10,411	13,717

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

Outstanding Letters of Credit:  In addition to short and long-term borrowings from the FHLB, the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  The total value of these letters of credit was $22.0 million and $66.0 million as of December 31, 2014 and 2013, respectively.  As of December 31, 2014, all letters of credit had original terms of approximately one year.  These letters were secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures the Company’s short and long-term borrowings from FHLB.  In 2014, the Bank was notified by the FHLB that its collateral status was changed to custody collateral, which requires the Bank to deliver collateral to support outstanding and future advances from the Bank. The amount of collateral with the FHLB at December 31, 2014 was $115.4 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both December 31, 2014 and 2013, $575 thousand has been recorded as liabilities for the Company’s potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $28 thousand and $10 thousand as of December 31, 2014 and 2013, respectively, and are included in “other liabilities” on the consolidated balance sheets.

Note 16. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred stock to the U.S. Treasury under the Capital Purchase Program (“CPP”).  Below is a table disclosing the information on the two series:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5% for first 5 years; thereafter 9%	$1,000.00	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000.00	2,102

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the years ended December 31, 2014 and 2013, a net amount of $178 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the years ended December 31, 2014 and 2013 the total of these amounts was $3.2 million and $2.1 million, respectively.

On August 10, 2012, the Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties. On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of December 31, 2014 and 2013 were $4.8 million and $1.7 million, respectively, and are included in “other liabilities” on the consolidated balance sheets.

Note 17. Litigation

The Company and its subsidiaries are subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an ongoing basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.

The Company can give no assurance, however, its business, financial condition and results of operations will not be materially adversely affected, or that it will not be required to materially change its business practices, based on: (i) future enactment of new banking or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations as they may relate to the Company’s business, banking services or the financial services industry in general; (iii) pending or future federal or state governmental investigations of the business; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the banking or financial services industry generally.

In addition to legal proceedings occurring in the normal course of business, the Company is the subject of certain governmental investigations and legal proceedings as set forth below.

SEC Investigation: On September 28, 2015, the Securities and Exchange Commission (“SEC”) announced an administrative settlement with the Company, resolving the previously reported investigation of the Company’s historical accounting and reporting with respect to its restatement of financial information for the years ended December 31, 2006 through December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012.  The Company and the SEC settled the investigation, pursuant to which the Company, without admitting or denying any factual allegations, consented to the SEC’s issuance of an administrative order finding that the Company did not properly account for the Bank’s loan portfolio during 2010, 2011 and the first two quarters of 2012, did not properly account for its other real estate owned in 2011, and did not have effective internal accounting controls over loan and OREO accounting. In addition, the SEC found that certain former members of the Bank’s management caused the Bank to engage in false and misleading accounting and overrode internal accounting controls.  As a result, the SEC found that the Company violated certain provisions of the securities laws, including Section 10(b) of the Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder; Section 17(a) of the Securities Act of 1933; and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder; Section 13(b)(2)(A) of the Exchange Act; and Sections 13(b)(2)(B) of the Exchange Act. The settlement orders the Company to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty in the amount of $1.5 million. The civil money penalty was expensed in 2014 and subsequently paid in September 2015, upon entering into the administrative settlement agreement.  The Company agreed to cooperate in proceedings brought by the SEC as well as any future investigations into matters described in the settlement. The Company cooperated fully with the SEC investigation.

SIGTARP/DOJ Investigation: The Special Inspector General of the Troubled Asset Relief Program (“SIGTARP”) and the Department of Justice (“DOJ”) initiated a criminal investigation relating to the financial reporting and securities filings referenced in above and actions relating to the 2012 examination of the Bank by the OCC. The Company is cooperating with all requests from SIGTARP and the DOJ. SIGTARP and the DOJ have advised the Company that it is not a target of the investigation.

As of May 1, 2016, no suit or charges have been filed against the Company or its current directors, executive officers or employees by any parties relating to the restatement.

While there is a reasonable probability that some loss will be experienced, through litigation or assessments, other than as disclosed above, the potential loss cannot be quantified.  The Company has not accrued a reserve for any potential losses resulting from unresolved regulatory investigations.

Insurance Coverage and Indemnification Litigation:

•	Trinity Capital Corporation and Los Alamos National Bank v. Atlantic Specialty Insurance Company, Federal Insurance Company, William C. Enloe and Jill Cook, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500083);
•	William C. Enloe v. Atlantic Specialty Insurance Company, Federal Insurance Company, Trinity Capital Corporation and Los Alamos National Bank, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500082); and
•	Mark Pierce v. Atlantic Specialty Insurance Company, Trinity Capitol Corporation d/b/a Los Alamos National Bank, and Federal Insurance Company, (First Judicial District Court, State of New Mexico, Case No. D-101-CV-201502381).

In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe (“Enloe”), Trinity and the Bank’s former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company’s former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank’s former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015.  On April 26, 2016, Pierce filed a motion to consolidate his suit with the Enloe and Trinity suit. In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for bad faith, breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe’s suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce each allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of his claims. The Company and the Bank will vigorously defend its actions and seek indemnification and coverage from its insurance carriers as required under the insurance policies.  Due to the complex nature, the outcome and timing of ultimate resolution is inherently difficult to predict.

Title Insurance Coverage Litigation:

First American Title v. Los Alamos National Bank (Second Judicial District Court, State of New Mexico, Case No. D-202-CV-201207023).  This suit relates to title coverage claims regarding a commercial property that served as collateral for a commercial loan made by the Bank.  The title company asserted a claim against the Bank for recovery of losses suffered as a result of a settlement entered into by both the title company and the Bank to satisfy the claims of certain contractors who filed liens on the property. On April 29, 2016, the District Court issued its Findings of Fact and Conclusions of Law finding against the Bank and finding the plaintiff is entitled to a judgment in the amount of $150,000 and its costs of bringing suit.  The court has not yet entered a final Judgment and the Bank is evaluating the findings.  The Company is assessing whether a litigation accrual is appropriate based upon the court’s findings.

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

The Company’s derivative instruments outstanding as of December 31, 2014 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

As of December 31, 2014, the Company had notional amounts of $5.5 million in contracts with customers and $11.2 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2013, the Company had notional amounts of $5.9 million in contracts with customers and $9.4 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $139 thousand as of December 31, 2014 and $194 thousand as of December 31, 2013.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $136.1 million as of December 31, 2014 and $126.2 million as of 2013, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	December 31,
	2014	2013
	(In thousands)
Fixed rate (ranging from 2.0% to 10.5%)	$9,913	$13,726
Adjustable rate	126,215	112,452
Total	$136,128	$126,178

Note 19. Regulatory Matters

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability, without written approval of the FRB, to make payments on the Company’s junior subordinated debentures, incur or increase any debt, issue dividends and other capital distributions or to repurchase or redeem any Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the OCC on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends. The Written Agreement was filed with the Company’s Form 8-K filed on October 1, 2013; the Formal Agreement was filed with the Company’s Form 8-K filed on December 6, 2012; and the Consent Order was filed with the Company’s Form 8-K filed on December 23, 2013.  The Company and the Bank are taking actions to address the provisions of the enforcement actions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2014.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$130,454	14.28%	$73,108	8.00%	N/A	N/A	N/A	N/A
Bank only	135,871	14.98%	72,562	8.00%	$90,703	10.00%	$99,773	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	110,532	12.10%	36,554	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	13.71%	36,281	4.00%	54,422	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	110,532	7.54%	58,650	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	8.55%	58,163	4.00%	72,703	5.00%	116,325	8.00%

December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$141,153	13.72%	$82,304	8.00%	N/A	N/A	N/A	N/A
Bank only	140,867	13.78%	81,795	8.00%	$102,244	10.00%	$112,469	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	122,786	11.93%	41,152	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	12.51%	40,898	4.00%	61,346	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	122,786	8.02%	61,210	4.00%	N/A	N/A	N/A	N/A
Bank only	127,887	8.39%	60,989	4.00%	76,237	5.00%	121,979	8.00%

N/A—not applicable

While the Bank’s capital ratios fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2014 the Bank was in compliance with these requirements.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,282	$-	$42,282	$-
States and political subdivisions	5,087	-	$5,087	-
MBSs	101,775	-	$101,775	-
CMOs	41,051	-	$41,051	-
CMBSs	24,882	-	$24,882	-
SBA Pools	945	-	$945	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	186	-	186	-
Total	$216,208	$-	$216,208	$-

December 31, 2013

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$73,102	$-	$73,102	$-
States and political subdivisions	505	-	$505	-
MBSs	5,465	-	$5,465	-
CMOs	44,232	-	$44,232	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	192	-	192	-
Total	$123,496	$-	$123,496	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the year.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP.

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the amount of that impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

As of December 31, 2014, impaired loans with a carrying value of $47.2 million had a valuation allowance of $8.0 million recorded during 2014. As of December 31, 2013, impaired loans with a carrying value of $52.2 million had a valuation allowance of $5.9 million recorded during 2013.

In the table below, OREO had write-downs during the years ended December 31, 2014 and 2013 of $2.7 million and $809 thousand, respectively, and accumulated valuation allowances of $5.5 million and $5.5 million, respectively, at year end.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are included in the table below:

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2014
Financial Assets
Impaired loans	$47,234	$-	$-	$47,234
MSRs	7,438	-	-	7,438
Non-Financial Assets
OREO	6,111	-	-	6,111

December 31, 2013
Financial Assets
Impaired loans	$52,243	$-	$-	$52,243
MSRs	8,642	-	-	8,642
Non-Financial Assets
OREO	2,358	-	-	2,358

See Note 5 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of December 31, 2014 and 2013:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average

December 31, 2014	(In thousands)
Impaired loans
Commercial	$15,041	Sales comparison	Adjustments for differences of comparable sales	(5.70)% to (13.92)%, (5.78)%
Commercial real estate	14,970	Sales comparison	Adjustments for differences of comparable sales	(5.50) to (7.62), (6.04)
Residential real estate	11,050	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (8.70), (5.62)
Construction real estate	5,537	Sales comparison	Adjustments for differences of comparable sales	(5.00) to (7.25), (6.07)
Installment and other	636	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (10.00), (6.82)
Total impaired loans	$47,234
OREO
Commercial real estate	$2,179	Sales comparison	Adjustments for differences of comparable sales	(5.45) to (42.92), (35.96)
Residential real estate	1,966	Sales comparison	Adjustments for differences of comparable sales	(2.98) to (82.38),(23.43)
Construction real estate	1,966	Sales comparison	Adjustments for differences of comparable sales	(22.41) to (100.00), (65.25)
Total OREO	$6,111

December 31, 2013
Impaired loans
Commercial	$15,649	Sales comparison	Adjustments for differences of comparable sales	0.00% to (17.50)%, (1.40)%
Commercial real estate	19,719	Sales comparison	Adjustments for differences of comparable sales	0.00 to (21.0), (15.40)
Residential real estate	10,871	Sales comparison	Adjustments for differences of comparable sales	0.00 to (28.90), (6.40)
Construction real estate	5,193	Sales comparison	Adjustments for differences of comparable sales	0.00 to (13.10), (3.00)
Installment and other	811	Sales comparison	Adjustments for differences of comparable sales	0.00 to (34.30), (14.00)
Total impaired loans	$52,243
OREO
Commercial real estate	$59	Sales comparison	Adjustments for differences of comparable sales	0.00 to (71.07), (16.85)
Residential real estate	948	Sales comparison	Adjustments for differences of comparable sales	0.00 to (30.88) (5.28)
Construction real estate	1,351	Sales comparison	Adjustments for differences of comparable sales	1.08 to (86.88) (30.46)
Total OREO	$2,358

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

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). See below for additional discussion of Level 3 valuation methodologies and significant inputs.

Non-marketable equity securities:  It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of December 31, 2014 and 2013 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$17,202	$17,202	$-	$-	$17,202
Interest-bearing deposits with banks	207,965	207,965	-	-	207,965
Securities purchased under resell agreements	22,231	22,231	-	-	22,231
Investments:
Available for sale	216,022	-	216,022	-	216,022
Held to maturity	11,775	-	11,947	-	11,947
Non-marketable equity securities	6,984	N/A	N/A	N/A	N/A
Loans held for sale	5,632	-	-	5,831	5,831
Loans, net	885,764	-	-	889,031	889,031
Accrued interest receivable	5,100	-	5,100	-	5,100
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	186	-	186	-	186

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$28	$-	$28	$-	$28

Financial liabilities:
Non-interest bearing deposits	$144,503	$144,503	$-	$-	$144,503
Interest bearing deposits	1,138,089	-	1,142,657	-	1,142,657
Borrowings	22,300	-	23,001	-	23,001
Junior subordinated debt	37,116	-	-	20,758	20,758
Accrued interest payable	4,911	-	4,911	-	4,911

December 31, 2013
Financial assets:
Cash and due from banks	$16,799	$16,799	$-	$-	$16,799
Interest-bearing deposits with banks	259,525	259,525	-	-	259,525
Securities purchased under resell agreements	14,874	14,874	-	-	14,874
Investments:
Available for sale	123,304	-	123,304	-	123,304
Held to maturity	19,844	-	19,632	-	19,632
Non-marketable equity securities	7,417	-	7,417	-	7,417
Loans held for sale	3,136	-	-	3,172	3,172
Loans, net	1,028,730	-	-	1,028,920	1,028,920
Accrued interest receivable	5,244	-	5,244	-	5,244
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	192	-	192	-	192

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$10	$-	$10	$-	$10

Financial liabilities:
Non-interest bearing deposits	$149,076	$149,076	$-	$-	$149,076
Interest bearing deposits	1,233,989	-	1,238,906	-	1,238,906
Long-term borrowings	22,300	-	25,654	-	25,654
Junior subordinated debt	37,116	-	-	19,743	19,743
Accrued interest payable	2,861	-	2,861	-	2,861

Note 21. Other Noninterest Expense

Other noninterest expense items are presented in the following table for the years ended December 31, 2014, 2013 and 2012. Components exceeding 1% of the aggregate of total net interest income and total noninterest income are presented separately.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other noninterest expenses
Data processing	$3,155	$3,202	$3,389
Marketing	1,119	1,181	1,271
Amortization and valuation of MSRs	1,672	219	2,027
Supplies	444	652	691
Postage	748	795	763
Bankcard and ATM network fees	2,169	1,458	1,496
Legal, professional and accounting fees	10,868	7,169	3,839
FDIC insurance premiums	3,211	2,944	1,403
Collection expenses	1,217	4,369	2,037
Other	4,714	2,987	2,399
Total noninterest expenses	$29,317	$24,976	$19,315

Note 22. Subsequent Events

Sale of Classified Loans.  While classified assets continue to decline, the Bank facilitated the sale of loans with an unpaid principal balance of approximately $15.56 million in a direct sales transaction.  Of this amount, $15.1 million was classified.  Upon receiving pricing and all necessary approvals, the decision was made to sell the loans.  The loans were then transferred to Loans Held for Sale in September 2015, at fair values based on a sales contract with a cut-off date of September 11, 2015.  The transaction resulted in a loss of $4.1 million which was charged against the Allowance for Loan Losses as of September 11, 2015, in accordance with regulatory guidelines.  The sale was subsequently completed in October 2015.

Purchase of loans.   On November 17, 2015, the Board of Directors, voted to approve the bulk purchase of loans with an unpaid principal balance of approximately $35 million.  Upon receiving all necessary approvals, the loans were purchased on December 21, 2015, at a premium of $709 thousand under a contract entered into on December 21, 2015.   The loans included in this purchase will be included in the analysis of the Allowance for Loan Losses as of December 31, 2015.

Data Processing Agreement.  In September 2015, Los Alamos National Bank entered into a data processing agreement with FIS, a global leader in banking and payments technology.   This agreement will allow the Bank to increase efficiency and functionality, and expand its services to better meet the needs of its customers.  Currently, the Bank anticipates implementation of the FIS core system in mid-year 2016.   The contract has an initial term of five (5) years.   The terms of the agreement call for monthly payments based, in large part, on the amount of volume processed.   Currently, the Company anticipates that the required payments under the new agreement will total approximately $14.8 million over the initial term of the agreement.

Purchase of Commercial Property.  In March 2016, Los Alamos National Bank formed Triscensions ABQ, LLC for the purpose of acquiring, holding, and managing a commercial office building at 7445 Pan American Freeway, NE in Albuquerque, NM.  The Bank intends to utilize approximately one quarter of the building for future banking offices with the remainder of the building leased to long term tenants.   The Bank injected $5 million in initial capital into the new subsidiary, Triscensions ABQ, LLC.  These funds were used to purchase the property and for funding future operations and possible renovations.

Note 23.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets
Cash	$1,382	$1,315
Investments in subsidiaries	125,770	129,077
Other assets	16,993	17,835
Total assets	$144,145	$148,227

Liabilities and Stockholders' Equity
Dividends payable	$4,776	$1,724
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	19,231	17,311
Stock owned by Employee Stock Ownership Plan (ESOP) participants	2,019	3,366
Stockholders' equity	81,003	88,710
Total liabilities and stockholders' equity	$144,145	$148,227

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Dividends from subsidiaries	$-	$25	$2,785
Interest and other income	475	463	446
Interest and other expense	(3,320)	(2,312)	(2,800)
Income before income tax benefit and equity in undistributed net income of subsidiaries	(2,845)	(1,824)	431
Income tax benefit	-	1,137	1,356
Income before equity in undistributed net income of subsidiaries	(2,845)	(687)	1,787
Equity in undistributed net income of subsidiaries	(3,147)	13,550	(4,295)
Net income	$(5,992)	$12,863	$(2,508)
Dividends and discount accretion on preferred shares	3,230	2,144	2,115
Net income available to common shareholders	$(9,222)	$10,719	$(4,623)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net income	$(5,992)	$12,863	$(2,508)
Adjustments to reconcile net income to net cash (used in ) operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income of subsidiaries	3,147	(13,550)	4,295
(Increase) decrease in taxes receivable from subsidiaries	1,139	1,137	(2,605)
(Gain) on sale of subsidiary	(56)	-	-
Decrease (increase) in other assets	828	(296)	(2,598)
Increase (decrease) in other liabilities	(1,632)	(1,994)	4,497
Increase in TPS accrued dividend payable	2,340	-	29
Sale of subsidiary	(111)	-	-
Tax benefit recognized for exercise of stock options	-	1,376	(3)
Net cash provided by operating activities	$(323)	(450)	1,121
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	290	42	(27)
Decrease in lease value	-	-	-
Net cash (used in) investing activities	$290	42	(27)
Cash Flows from Financing Activities
Issuance of treasury stock	100	-	-
Common shares dividend payments	-	-	(967)
Preferred shares dividend payments	-	(484)	(1,937)
Net cash provided by (used in) financing activities	$100	(484)	(2,904)
Net increase (decrease) in cash	67	(892)	(1,810)
Cash:
Beginning of year	1,315	2,207	4,017
End of year	$1,382	$1,315	$2,207

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, filed on December 12, 2014, subsequent to the issuance of the Company’s June 30, 2012 consolidated financial statements on Form 10-Q, the Company’s management determined that Los Alamos National Bank, the Company’s wholly owned bank subsidiary (the “Bank”), had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company’s Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission (“SEC”).  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.   As a result, the Company restated its consolidated financial data for the year ended December 31, 2011 and the consolidated financial information for the quarterly periods ended June 30, 2012 and March 31, 2012; restated selected consolidated financial data for the years ended December 31, 2010 (unaudited) and December 31, 2009 (unaudited); and provided the effect of the adjustments to net income for the years ended December 31, 2008, 2007 and 2006, all of which were unaudited and not subject to a full scope review.

Management anticipates that its remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

To address the material weaknesses described below, the Company performed extensive procedures to ensure the reliability of its financial reporting.  These procedures included independent review of loan grading, TDR recognition, accrual status, collateral valuations, impairment and required loan loss reserves. Additional procedures were conducted relating to accounts payable, journal entries and reconciliations, and access controls. The additional procedures were conducted at a detailed level and included the dedication of a significant amount of internal resources and external consultants. As a result, management believes that the consolidated financial statements and other financial information included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.
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

In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the 1992 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, as a result of the material weaknesses in internal control over financial reporting as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management’s assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the 1992 Internal Control —Integrated Framework issued by the COSO.

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

In connection with the preparation and filing of this Form 10-K, the Company’s Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on this evaluation, Management has concluded that there were control deficiencies in the Company’s internal control over financial reporting, which individually or in combination were considered material weaknesses as of December 31, 2014. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2014.  Many of these weaknesses continue to be present.

(1)	Internal Control Environment. Weaknesses in the control environment resulted in an environment in which management was able to override controls in the past, including:

•	Sufficient importance and attention was not given to developing, re-assessing and updating policies and procedures for financially significant areas.

•	Training historically focused on the performance of procedures without sufficient attention to the reason or importance of the procedures and controls.

(2)	Information Systems and Reports. Weaknesses in the control environment over implementation, change management and monitoring of in-house systems were present, including:

•	The systems did not provide the tools or reports necessary for management to implement and maintain a strong control environment.
●	Management relied on vendors of financially significant applications without proper SOC/SSAE 16 reviews and implementation of User Control Considerations.
•	For in-house systems, changes made to program infrastructure were not formally tracked and monitored through completion.
•	The core system for loans and deposits did not provide the tools or reports necessary for management to implement an effective set of controls over account-level file maintenance changes.

(3)	Internal Audit and Risk Management. The Company’s Internal Audit function did not provide adequate oversight and the Company’s Risk Management function lacked formality and structure as follows:

•
The Company’s Internal Audit function did not provide adequate oversight due to an improper risk assessment process, inaccurate or outdated process and control documentation, untimely testing procedures, and insufficient monitoring over training of Internal Audit personnel.  Risk assessment and audit procedures designed did not sufficiently address risks in financial reporting.

●
Process and control documentation did not accurately reflect the actual processes and controls in place.  In various cases, process and control flow charts include controls that were no longer applicable and do not reflect newly implemented controls.

•	Testing of Internal Controls over Financial Reporting was not completed in a timely manner.
•	The process for tracking status and resolution of deficiencies identified by external parties was informal.
•	The Company did not have a formal risk management function.

(4)	Financial Reporting. The Company lacked sufficient staffing over the financial reporting function, resulting in reporting issues, errors and untimely financial reporting, as follows:

•
The Company lacked sufficient qualified individuals within the financial reporting function. As a result, undue reliance was placed on results from regulatory and external  examinations to identify financial reporting issues and errors.

•
Management reviews of control procedures designed to validate and detect errors at period end were informal in various cases and in most cases lacked the precision necessary to identify material errors.

•	Segregation of duties were not in place in several financially significant areas.
•	Period-end financial reporting procedures were informal and inconsistent. Management did not utilize month-end closing checklists to:
•	Track completion of key reconciliations
•	Complete and review calculations affecting significant accounting estimates
•	Track compliance with GAAP and SEC reporting requirements.
•	Subsequent event identification procedures were incomplete, resulting in untimely identifications and adjustments
•	Controls over certain reconciliations were either not in place or not properly designed, resulting in unidentified reconciling items, classification errors, and improper segregation of duties.
•	There was no independent review over fair market values obtained from third party vendors to ensure that fair value assertions were accurate.
•	There was no process to address deviations from GAAP in financial reporting, such as in the treatment of transfers of loans to Other Real Estate Owned.

(5)	Allowance for Loan Losses. Processes and controls designed to monitor loan quality and determine the allowance for loan loss reserve were inadequate as follows:
•
Reserve calculations and reports utilized to estimate required reserves were subject to informal control procedures, leading to weaknesses in the quality of documentation utilized by management to support loan impairments, specific reserve requirements, and qualitative adjustments.

•	Reports utilized by the Loan Risk Rating Committee were not subject to formal reviews to ensure that decisions are being made based on accurate and complete information.
•	Review of the allowance for loan loss calculation was informal and insufficiently precise, and the quality of documentation surrounding management’s analysis was low.

These material weaknesses impacted the Company’s ability to complete its financial statements in a timely manner.

Independent Registered Public Accounting Firm Attestation on Management’s Assessment of Internal Controls

There is no requirement for the Company to have its independent registered public accounting firm report on the Company’s internal controls as of December 31, 2014.

Changes in Internal Control over Financial Reporting

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

•	The Company has replaced several members of senior management. Various officers of the Company, including several loan officers, left the Company, and the Company hired a new Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Lending Officer, Chief Information Officer, Director of Internal Audit and Chief Credit Officer. Additional staff was added in the Compliance and Accounting & Finance Departments. In addition, the Company created the position of Chief Risk Officer and hired a qualified candidate who started with the Bank in 2016.
•	The Board of Directors appointed two new independent directors in 2015 and one new independent director in 2013 who serves as the Board Audit Committee Chair. The Board Audit Committee Chair possesses significant experience auditing large, sophisticated companies and has been designated by the Board as a qualified financial expert. John S. Gulas, Chief Executive Officer was appointed to the Board in 2014 and is the sole management director on the Board.
•	The Board of Directors is strengthening the Company’s control environment by ensuring that management has adopted a philosophy, operating style and general tone that promotes and reinforces the importance of internal controls and compliance. This is being accomplished through formal as well as informal communications from the Board and Management, development and issuance of formal control procedures, and providing formal training to individuals responsible for the operation of controls.
•	The process and controls for the review of loans were reevaluated and restructured. Controls over loan review and grading ensure that all loans requiring review under the loan policy are reviewed, accurate loan grades are assigned, and grade changes, TDR status, loan impairments and charge-offs are recognized in a timely manner. Loans under common relationships will be evaluated by considering global, historic cash flows.

•	The Company has implemented a review and approval process over the periodic loan reviews that are completed by loan officers. These reviews will consider the information utilized, assumptions made, and conclusions reached by the loan officer.
•	The Company has restructured its loan review function. This function is now outsourced and conducted by external independent loan review personnel. This is intended to ensure independence from the Loan Department and that disagreements can be resolved by individuals who can render an unbiased opinion.
•	In 2015, the Audit Committee restructured the Internal Audit function to ensure independence and sufficient expertise through the hiring of a highly qualified Director of Internal Audit who has extensive banking experience in the internal audit area and the engagement of new highly qualified independent third party to provide internal audit services. The Director of Internal Audit reports directly to the Audit Committee of the Board as does the Chief Risk Officer, who has primary responsibility for the compliance area. The Internal Audit function is designed to be free from interference in determining the scope of internal auditing, performing work, and communicating results. Individuals who may be impacted by the Internal Audit, Risk Management or Compliance Department findings will not be put in a position to oversee the functions.
•	The Internal Audit function updated its risk assessments. The scope of testing performed by the department incorporates an assessment of the risks that could result in a misstatement of the Company’s financial statements. Qualified independent external resources have been engaged to perform audits and support to the Internal Audit staff.
•	The Company engaged an external accounting firm to assist with the computation, accounting and reporting of taxes and compilation and methodology of the Allowance for Loan and Lease Losses.
•	The Company undergoing a conversion of its systems and tools used for compiling and issuing its financials to provide improved controls. The Company imposed controls relating to the segregation of duties and access rights to various systems and is continuing to refine those controls to ensure effectiveness. In addition, the Company is undergoing a conversion of its core systems from its internally developed system to a third party service provider which is expected to improve controls.

The remediation plans identified above were in different stages of progress as of the date of this Annual Report. Management anticipates that these remedial actions, and further actions that are being developed, when fully implemented will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Board of Directors

Trinity’s Board of Directors is divided into three classes with one class elected each year to serve for a three-year term.  On May 29, 2014, the Boards of Trinity and the Bank increased their size to nine members and added John S. Gulas as a Class II director of Trinity and as a director of the Bank. On May 29, 2014, Mr. Gulas was also appointed to the positions of Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank.  On August 21, 2014, Mr. Wells provided notice of his resignation from Trinity and the Bank, effective December 31, 2014.  The Company disclosed this notice on a Form 8-K filed on August 28, 2014.  Ms. Johnson notified the Boards of Trinity and the Bank on October 9, 2014 of her intent not to stand for re-election as a director at the Company’s next Annual Meeting.  The Company disclosed this notice on a Form 8-K filed on October 16, 2014.  On June 22, 2015, the Boards of Trinity and the Bank appointed Gregory Antonsen as a director.  The Company disclosed his appointment on a Form 8-K filed on June 24, 2015. On September 18, 2015, the Boards of Trinity and the Bank appointed Leslie Nathanson Juris as a director.  The Company disclosed her appointment on a Form 8-K filed on September 21, 2015.

At the Shareholder Meeting held on January 22, 2015, two Class I directors, all incumbent nominees, were re-elected to serve until the Annual Meeting of Stockholders in 2016 or until their respective successors are elected or appointed and two Class II directors, both incumbent nominees, were re-elected to serve until the Annual Meeting of Stockholders in 2017 or until their respective successors are elected or appointed.

The following descriptions provide the background and qualifications for each director, including the year each became a director of Trinity and his or her positions with the Company. The age indicated for each individual is as of May 1, 2016.  There are no family relationships among directors or executive officers of the Company.

GREGORY (“GREGG”) A. ANTONSEN
Director Since 2015
Class I Director

Mr. Antonsen, age 62, has served as a member of the Boards of Directors of Trinity and the Bank since June 2015. Mr. Antonsen serves on the Trust and Investment, Enterprise Risk Management and Compensation Committees. Mr. Antonsen is the Senior Vice President and Qualifying Broker at Sotheby’s International Realty Santa Fe. Mr. Antonsen has been at Sotheby’s International Realty since 2011. Prior to joining Sotheby’s International Realty, Mr. Antonsen served for eight years as Senior Vice President for Business Development with Christie’s International Real Estate, headquartered in Santa Fe, where he oversaw management of regional offices and business growth throughout North America. Mr. Antonsen was the founder of Antonsen, Garrett & Associates, Ltd., a boutique real estate firm in Hawaii and also conducted a solo law practice for ten years. Mr. Antonsen earned his Bachelors of Art degree from Gustavus Adolphus College in St. Peter, Minnesota and a Juris Doctorate from William Mitchell College of Law in St. Paul, Minnesota.

Mr. Antonsen brings more than 30 years of experience with real estate, marketing and management.

JAMES E. GOODWIN, JR.
Director Since 2013
Class III Director

Mr. Goodwin, age 68, has served as a member of the Boards of Directors of Trinity and the Bank since 2013. He is the Chair of the Audit Committee and serves as the audit committee financial expert, as defined under the SEC rules and regulations. Mr. Goodwin is also a member of the Board’s Executive, Compensation, Loan and Enterprise Risk Management Committees. He was a Partner in the firm of PricewaterhouseCoopers LLP (“PwC”) and served as a member of the firm’s U.S. Board of Partners and Principals.  Mr. Goodwin currently serves on PwC’s Retired Partners Committee. Mr. Goodwin is a graduate of Virginia Polytechnic Institute and State University with a B.S. in Accounting and served on the Advisory Board for its College of Business-Department of Accounting and Information Technology.  He was a Certified Public Accountant in various states from 1973 until his retirement in 2009.

Mr. Goodwin is a member of the Board of Directors of The National Dance Institute of New Mexico.   He also serves as a member of the Audit Committee of the New Mexico State Investment Council.  Mr. Goodwin served on the Board and as Treasurer of the Museum of New Mexico Foundation for a number of years and is currently a member of its Advisory Board.   He was a member of the Boards of the School of Advance Research and the Cancer Foundation of New Mexico, both located in Santa Fe.  Mr. Goodwin served as President of the Alzheimer’s Association/Greater Houston Chapter and as the Treasurer of the Big Brothers/Big Sisters of Greater Memphis.  He also served on the Boards of these organizations as well as the National Conference of Christians and Jews, Memphis Chapter, and the Japan/American Society of Houston.

Mr. Goodwin brings extensive accounting, auditing, financial reporting and risk management experience to the Board.  He served at PwC for over 39 years in a wide range of U.S. and Global leadership, audit and risk management positions and served as the lead engagement partner on a number of PwC’s largest clients.  During his career at PwC, Mr. Goodwin worked closely with senior management, boards of directors and audit committees of large multinational companies and his experience provides him with a unique perspective of the complex issues facing businesses.

JOHN S. GULAS
Director since 2014
Class II Director

Mr. Gulas, age 57, has served as a member of the Boards of Directors of Trinity and the Bank since May 2014. Mr. Gulas also serves as the Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank. Mr. Gulas is a member of the Executive, Loan, and Trust and Investment Committees. Prior to joining Trinity and the Bank, Mr. Gulas served as President and Chief Executive Officer for Farmers National Bank headquartered in Canfield, Ohio from 2010 to 2014, and served as Chief Operating Officer for Farmers National Bank from 2008 to 2010. Mr. Gulas served as President and Chief Executive Officer for Sky Trust, Co, N.A., a subsidiary of Sky Financial from 2005 to 2007. In his 26-year banking career, Mr. Gulas has also held executive positions at UMB, Wachovia Corporation, and KeyCorp. Mr. Gulas is a graduate of Youngstown State University and the University of Toledo College of Law.

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

Mr. Gulas currently serves as a director for the Santa Fe Chamber of Commerce, the Los Alamos Commerce and Development Corporation, the New Mexico Bankers Association, and the Los Alamos National Laboratory Foundation.

Mr. Gulas brings extensive banking, management and strategic planning experience to the Board and the management of Trinity and the Bank. Mr. Gulas has a track record of improved performance, increasing stockholder value and growth in a community bank environment. Mr. Gulas was recognized by the American Bankers Association for leading Farmers National Bank to national acclaim as one of the top community banks in the country, and under Mr. Gulas’ management in 2013 and 2014 Farmers National Bank was named by Bank Director magazine as one of the best banks with $1-5 billion in assets.

JEFFREY F. HOWELL
Director Since 2002
Class III Director

Ms. Howell, age 63, has served as a member of the Boards of Directors of Trinity and the Bank since 2002 and was Chair of the Board of Trinity from 2004 to 2008. She was the Chair of the Audit Committee from 2003 to 2014. Ms. Howell is the Chair of the Board’s Enterprise Risk Management Committee and a member of the Board’s Audit and Trust and Investment Committees. She was President and Chief Executive Officer of Howell Fuel and Lumber Company, Inc., headquartered in Wallkill, New York. She was the founder and managing Director of Howell Meyers Associates from 1997 to 2001, was employed in various capacities at Harvard University from 1985 to 1991, including as Associate Director for Administration at Harvard College Observatory and Assistant Dean for Financial Operations in the Faculty of Arts and Sciences. She was an accountant in the Emerging Business Systems Group at Coopers & Lybrand from 1982 to 1984 after receiving her Masters of Business Administration from Yale University.

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

LESLIE NATHANSON JURIS
Director Since 2015
Class II Director

Ms. Nathanson Juris, age 69, has served as a member of the Boards of Directors of Trinity and the Bank since September 2015. Ms. Nathanson Juris serves as a member of the Board’s Enterprise Risk Management and Nominating and Corporate Governance Committees. Ms. Nathanson Juris is the Founder and has been Managing Director of Nathanson/Juris Consulting, which advises corporate executives on issues of strategy, leadership, organizational and personal performance. Ms. Nathanson Juris has extensive experience in serving on corporate boards, including serving as Board Member for Ameristar Casinos, Inc. from 2003 to 2013; as Advisory Board Member to Chas. Levy Company, LLC from 1999 to 2011; Advisory Board Member to Successories from 2000 to 2003; and as a Board Member to Quill from 1995 to 1998.  Ms. Nathanson Juris also has extensive experience serving on non-profit boards, including National Dance Institute, New Mexico (NDI) from 2003 to present; Emeritus Director to Creativity for Peace from 2005 to present; and as Advisory Board Member for BeCause Foundation from 2007 to present.

Ms. Nathanson Juris earned her Ph.D. in Organizational Behavior Studies, Labor Relations, and her Master’s Degree in Educational Leadership and Administration from Northwestern University where she also served as an Adjunct Professor at Kellogg School of Management from 1999 to 2010. Ms. Nathanson Juris earned her Bachelor’s Degree in Early Childhood Education and Teaching from Tufts University.

Ms. Nathanson Juris brings extensive experience from corporate and non-profit boards, organizational management, and strategic planning to the Boards of Trinity and the Bank.

JERRY KINDSFATHER
Director Since 1984
Class II Director

Jerry Kindsfather, age 66, has served as the Chair of the Board of Directors of Trinity since June 2012 and previously served as Chairman from 2000 to 2004. Mr. Kindsfather has served as the Chair of the Board of Directors of the Bank since February 2013. Mr. Kindsfather has served as a member of the Boards of Directors of Trinity and the Bank since 1984 and as a member of the Board of Directors of Title Guaranty since May 2000. He is also the Chair of the Executive Committee and a member of the Compensation, Enterprise Risk Management and Loan Committees. Mr. Kindsfather retired in November 2003 after serving as President of AKC, Inc. since 1970 and as co-owner of Ed's Foods, a retail grocery store located in Los Alamos, New Mexico.  Mr. Kindsfather is a partner in J&G Investments and is a managing member of KKSE, LLC.

Mr. Kindsfather has business management experience and experience as a small business owner.  Mr. Kindsfather has extensive accounting and financial expertise.  Mr. Kindsfather has significant experience serving as a director for Trinity for 28 years.

ARTHUR B. MONTOYA, JR.
Director Since 2001
Class III Director

Dr. Montoya, age 52, has served as a member of the Boards of Directors of Trinity and the Bank since 2001. Dr. Montoya has served as Secretary for the Bank since 2012 and as Secretary for Trinity since 2015. He is Chair of the Board's Nominating and Corporate Governance Committee and is a member of the Board's Audit and Trust and Investment Committees. Dr. Montoya runs a successful dental practice in Los Alamos, New Mexico.

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

CHARLES A. SLOCOMB
Director Since 1999
Class I Director

Mr. Slocomb, age 69, has been a member of the Boards of Directors of Trinity and the Bank since 1999. Mr. Slocomb has served as Vice-Chairman of the Board of Trinity and the Bank since 2014. Mr. Slocomb is a member of the Board's Enterprise Risk Management, Loan,  Executive, Nominating and Corporate Governance and Audit Committees.  He retired from the Los Alamos National Laboratory in August 2004 and is currently employed by COMPA in Los Alamos mostly doing consulting work for the NNSA in the area of high performance computing. He held various management positions at the Laboratory, including Project Director, Division Director and Group Leader. He also serves as a member of the Road Committee of Laguna Vista Land Owners Association and as a volunteer firefighter for the Laguna Vista Volunteer Fire Department.

 Mr. Slocomb’s qualifications include his expertise in technology and computing, including data security.  Mr. Slocomb lived in Los Alamos for 30 years before moving to Santa Fe in 2004. He has extensive knowledge about our communities and the Laboratory, which constitutes a major employer and business in the Company’s markets.

ROBERT P. WORCESTER
Director Since 1995
Class II Director

Mr. Worcester, age 69, has been a member of the Boards of Directors of Trinity and the Bank since 1995 and served as the Chairman of the Board of Directors from 2008 to 2012.  Mr. Worcester served as the Vice Chairman of the Board from 2004 to 2008.  Mr. Worcester is the Chair of the Compensation and Trust and Investment Committees. He is also a member of the Audit and Loan Committees.  Mr. Worcester retired in October 2014 after practicing law for 40 years.  Mr. Worcester most recently practiced at the firm of Sommer Udall Sutin Law. He was previously the President and a 50% stockholder of Worcester & McKay, LLC which merged with Sommer Udall Sutin Law in 2013.  Mr. Worcester has been recognized by "The Best Lawyers in America" for the last 20 years and was recently recognized by "Outstanding Lawyers in America" and in "Super Lawyers of the Southwest."  He is also a Fellow of the American College of Trust and Estate Council since 1988 and past President of the Santa Fe Estate Planning Council.  He is the past President of the Georgia O'Keefe Foundation.  In addition, Mr. Worcester serves as a member of the Board of Directors and President of the Santa Fe Art Foundation, as a member of the Board of Directors and as President of the John Bourne Foundation, as a member of the Board of Directors and Secretary of the Allan Houser Foundation, as a member and Secretary of the Board of Directors of the Veritas Foundation, and as a member and Secretary of the Board of Directors of the Don and Susan Meredith Foundation.

Mr. Worcester’s qualifications include his knowledge and expertise as a trust and estate attorney.  Mr. Worcester has knowledge of a broad range legal and business issues.  Mr. Worcester also serves the communities through professional, educational and community service organizations.

Executive Officers.

Mr. Thompson was appointed as an Executive Officer of Trinity and the Bank effective October 27, 2015. Ms. Kain served as an Executive Officer of Trinity and the Bank effective September 12, 2014 to October 27, 2015. Until his termination of employment on December 31, 2014, Steve Wells served as a Director and Executive Officer of Trinity and the Bank. Until his termination of employment in September of 2014, Daniel Bartholomew served as an Executive Officer of Trinity and the Bank but was not a member of the Board of Directors. Information regarding Mr. Bartholomew, Ms. Kain, Mr. Wells and Mr. Thompson is noted below.

Daniel W. Thompson. Mr. Thompson, age 64, has served as Chief Financial Officer of Trinity and the Bank since October 27, 2015. Mr. Thompson was previously employed as Executive Vice-President and Chief Financial Officer at United Central Bank in Garland, Texas from August 2012 to August 2014 when United Central was acquired by Hamni Bank where Mr. Thompson served as Executive Vice-President and Regional Chief Financial Officer from September 2014 to March 2015.  Mr. Thompson also served as Executive Vice-President and Chief Financial Officer for Providence Bank in Columbia, Missouri from October 2010 to May 2012 and Premier Bank in Jefferson City, Missouri where he served as Senior Vice-President and Corporate Treasurer from June of 2007 to October of 2010.  Mr. Thompson is a Certified Public Accountant and is an active member of the American Institute of Certified Public Accountants. Mr. Thompson holds a Bachelor of Business Administration degree from the University of Oklahoma.

Anne H. Kain. Ms. Kain, age 43, served as Interim Chief Financial Officer of Trinity and the Bank from September 12, 2014 to October 27, 2015. Ms. Kain currently serves as Vice President Accounting and Finance for the Bank. Ms. Kain was previously employed at the Bank as Vice-President and Cashier of the Bank from 2011 to September 2014, Cashier from 2004 to 2011, Assistant Cashier from 2002 to 2004, and Senior Accountant from 2000 to 2001. Ms. Kain earned her Masters of Business Administration and Bachelor of Business Administration degree in Finance from the University of New Mexico Anderson School of Business. Ms. Kain has been active in the community, serving on the Board of Directors for Quality New Mexico since 2011 and Espanola Valley Humane Society since 2011.

Steve W. Wells. Mr. Wells, age 59, served as President and Chief Administrative Officer of the Bank from 1994 to December 31, 2014. Mr. Wells served as the Principal Executive Officer of Trinity from February 2014 to May 2014. He served on the Boards of Directors of Trinity and the Bank from 1986 to December 31, 2014, as Trinity’s Secretary from 1986 to December 31, 2014 and as a member of the Board of Directors of Title Guaranty from May 2000 to December 31, 2014.  He was a member of the Board’s Loan, Asset/Liability Management, Strategic Planning, Technology and Trust Committees. Mr. Wells was employed by the Bank from 1985 to December 31, 2014 and previously held the position of Executive Vice President from 1985 to 1994. He was a member of the Board of Directors of the New Mexico Banker’s Association, the Northern New Mexico Health Grant Group and the Regional Development Corporation.

Daniel Bartholomew.  Mr. Bartholomew, age 48, served as Chief Financial Officer of Trinity and Vice President and Chief Financial Officer of the Bank from February 2003 to September 2014.  Mr. Bartholomew resigned on September 2, 2014.  Mr. Bartholomew was employed by the Bank from 1987 to 2014, serving in a variety of positions, including Teller Supervisor, Assistant Cashier, Cashier and Vice President/Cashier. He was also the Chairman of the Board’s Asset/Liability Management Committee and a member of the ESOP Advisory Board.  On September 2, 2014, Daniel R. Bartholomew tendered his resignation, effective immediately, as Chief Financial Officer of Trinity and Vice-President and Chief Financial Officer of the Bank. The resignation was disclosed in the Company’s Form 8-K filed on September 3, 2014.  On September 16, 2014, the Bank and Mr. Bartholomew entered into a Consulting Agreement (“Consulting Agreement”), pursuant to which Mr. Bartholomew agreed to assist in matters as may be requested by the Chief Executive Officer of the Bank. The Consulting Agreement was disclosed in the Company’s Form 8-K filed on September 22, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires that the directors, executive officers and persons who own more than 10% of Trinity’s common stock file reports of ownership and changes in ownership with the SEC. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on Trinity’s review of the copies of such forms furnished to it and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2014, there were no reported late filings required under Section 16(a) during 2014.

Code of Conduct.

All directors and employees of Trinity and all of its subsidiaries’, including Trinity’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, are required to abide by Trinity’s Code of Conduct (the “Code of Conduct”).  Trinity does not maintain a separate code of ethics applicable solely to its directors, principal executive officer, principal financial officer and/or its principal accounting officer or the persons performing similar functions.  The Code of Conduct requires that the directors, executive officers, and employees of Trinity and its subsidiaries, avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Trinity’s best interests.  Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

Trinity’s Code of Conduct is available on its website (www.lanb.com) at www.lanb.com/CMFiles/Docs/about/Code_of_Conduct.pdf.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct by posting such information on its website. No waivers to Trinity’s Code of Conduct were granted or made in 2014.  An amended and restated Code of Conduct was approved by the Board on November 20, 2014 and posted on its website on December 3, 2014; a revision to the Code of Conduct was approved by the Board on October 27, 2015 and posted on its website on November 2015; a revision to the Code of Conduct was approved by the Board on March 18, 2016 and posted on its website on April 19, 2016.

Corporate Governance

Board Leadership Structure. It is Trinity’s policy that the Board of Directors consists of a majority of independent directors. In 2014, all of Trinity’s outside directors were considered independent. Our key committees (Audit, Compensation, Compliance, and Nominating and Corporate Governance) are chaired by, and comprised entirely of, independent directors.  While not prohibited by its Bylaws, Trinity’s leadership structure since inception has been organized such that the positions of Chairman of the Board and the Chief Executive Officer are filled by two different persons. Currently, Jerry Kindsfather serves as Chairman and John S. Gulas serves as Chief Executive Officer.

Nominating and Corporate Governance Committee. In 2014, the members of the Nominating and Corporate Governance Committee consisted of Dr. Montoya (Chair), Mr. Worcester and Mmes. Howell and Johnson, until her resignation. Each member of the Committee was “independent,” as defined by the SEC and NASDAQ. The purpose of the Committee is to evaluate and recommend to the Board nominees for consideration by Trinity’s stockholders to serve as directors and to review and analyze the corporate governance policies and practices of Trinity. The Committee has adopted a written charter, which can be found on the Bank’s website at http://www.lanb.com/TCC-NCGC-Charter.aspx setting forth the Committee’s duties and functions.  The membership of the Nominating and Corporate Governance Committee in 2015 was Dr. Montoya (Chair), Mr. Worcester and Ms. Howell and the current membership is Dr. Montoya (Chair), Messers. Antonsen and Slocomb and Ms. Nathanson Juris.

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

Stockholder Nomination Procedure. Stockholders may nominate candidates for the Board by following the procedures detailed in Trinity’s Bylaws. The Bylaws and the Stockholder Nominating Procedure can be found on the Bank’s website at http://www.lanb.com/TCC-NCGC-Nominating-Policies.aspx.

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

Nominations that are not received at least 90 days prior to the anniversary of the mailing date of the previous year’s annual meeting will not be considered by the Board for inclusion in Trinity’s Proxy Statement but will be presented for a vote at the Annual Meeting.  Because of the length of time since the Company’s last annual meeting, the above mentioned deadlines will not apply to the next annual meeting.  Instead, any stockholder nominations will need to be received within a reasonable time following the Company’s announcement as to when the next Annual Meeting will be held.

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

Audit Committee. In 2014, the Audit Committee of Trinity consisted of Mr. Goodwin (Chair), Dr. Montoya, Messrs. Slocomb and Worcester and Ms. Howell, all of whom continue to serve on the Committee. The Board has determined that Mr. Goodwin is an “audit committee financial expert” as defined under the SEC rules and regulations by virtue of his nearly four decade career in accounting and audit, as described in his biography above.  Each member of the Audit Committee was “independent” as that term is defined in the rules of NASDAQ and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Board has determined that each Audit Committee member is financially literate.  The Audit Committee of Trinity also serves as the Audit Committee for the Bank.

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

Compensation Committee. In 2014, the Compensation Committee of the Company consisted of Messrs. Worcester (Chair), Kindsfather and Slocomb and Ms. Howell, each of whom was “independent” as that term is defined by the SEC and NASDAQ. These committee members were also deemed to be “outside” directors under Section 162(m) of the Internal Revenue Code of 1986 and all are non-employee directors pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee has a written charter which may be found on the Bank’s website at www.lanb.com/TCC-Compensation-Committee.aspx. The Compensation Committee of the Company also serves as the Compensation Committee of the Bank. The membership of the Compensation Committee in 2015 was Messrs. Worcester (Chair), Goodwin, Kindsfather and Slocomb and Ms. Howell and the current membership of the Compensation Committee is Messrs. Worcester (Chair), Antonsen, Goodwin and Kindsfather.

The Compensation Committee is responsible for making recommendations to the Board regarding (and, in some cases, setting) compensation and incentive compensation awards and plans, and other forms of compensation for senior management as well as the contributions toward short- and long-term incentive compensation for all employees. The Compensation Committee also conducts compensation risk assessments and approves the Compensation Committee Report.

Item 11.	Executive Compensation

Executive Compensation

The following disclosure sets forth the required compensation information for 2014 and 2013. Full compensation information for 2015 will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which has not yet been filed.

Summary Compensation Table. During 2014, the Company’s Named Executive Officers (“NEOs”) were as follows: Steve W. Wells, John S. Gulas, Daniel R. Bartholomew, and Anne H. Kain. The following table contains the summary of compensation paid to the NEOs in 2014, and the compensation paid to Mr. Wells and Mr. Bartholomew in 2013 as they were NEOs in each of those years. Mr. Gulas and Ms. Kain were not NEOs in 2013. The NEOs generally are compensated by the Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)	Total ($)
John S. Gulas, Chief Executive Officer of Trinity and the Bank (2)	2014	223,077	-	50,000	91,643	$364,720
Steve W. Wells, Principal Executive Officer of Trinity and President of the Bank (3)	2014	332,375	5,000	-	-	$337,375
	2013	325,046	2,489	-	-	$327,535
Anne H. Kain, Interim Chief Financial Officer of Trinity and the Bank (4)	2014	129,948	10,000	-	-	$139,948
Daniel R. Bartholomew, Chief Financial Officer of Trinity and the Bank (5)	2014	151,388	-	-	-	$151,388
	2013	186,335	14,844	-	-	$201,179

(1)	Amounts reported in this column reflect the aggregate grant date fair value of RSUs, computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 13 to this Form 10-K.
(2)	Mr. Gulas was hired as Chief Executive Officer and President of Trinity and Chief Executive Officer of the Bank on May 29, 2014. Other Compensation paid consists of a vehicle allowance ($4,500), moving expenses ($41,717), one-half of the realtor fee on his prior residence ($11,994) and temporary housing expenses ($33,432).
(3)	Mr. Wells served as Principal Executive Officer from February 1, 2013 until Mr. Gulas was appointed as Chief Executive Officer on May 29, 2014. Mr. Wells resigned all positions with Trinity and the Bank effective December 31, 2014. Mr. Wells’ 2013 bonus consisted of a gift valued at $2,489 celebrating his 25th anniversary at the Bank and his 2014 bonus consisted of a gift of $5,000 at his retirement.
(4)	Ms. Kain served as Interim Chief Financial Officer of Trinity and the Bank from September 4, 2014 to October 27, 2015 and October 19, 2015, respectively. Ms. Kain’s bonus consisted of a discretionary performance bonus.
(5)	Mr. Bartholomew’s 2013 bonus consisted of a discretionary performance bonus of $12,500 and a gift valued at $2,344 celebrating his 25th anniversary at the Bank. Mr. Bartholomew resigned his position as Chief Financial Officer of Trinity and the Bank effective September 4, 2014.

Mr. Gulas did not receive an increase in salary for 2015, nor did Ms. Kain.  Mr. Gulas and certain other senior officers of the Bank are eligible for incentive-based compensation to be earned in 2015 pursuant to the 2015 Long-Term Incentive Plan and the Incentive Compensation Program. Awards pursuant to these plans are both discretionary and based upon performance metrics.  The metrics are composed of metrics both aimed at encouraging growth and increasing profitability and ensuring appropriate risk management.  In addition, the equity awards will vest over a three-year period and further requires profitability in subsequent years as a prerequisite to vesting, among other requirements. Awards made under these plans are subject to recoupment in the event of a material error or the necessity for a restatement of the data upon which the award was based.

Grants of Plan-Based Awards. The following table sets forth information regarding each grant of an award made to an NEO in 2014 under any Company plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards (1) ($)
John S. Gulas	June 3, 2014	11,765	50,000

(1)	The last reported sale price of the Company’s common stock on June 3, 2014, the grant date of the stock awards reflected in this column, was $4.25.

The original terms of the RSU granted to Mr. Gulas provided that the restrictions for 100% of the RSUs would lapse upon the second anniversary of the grant date, June 3, 2016, subject to the Mr. Gulas’ continued employment.
Outstanding Equity Awards as of 2014 Year-End. The following table provides information as of December 31, 2014 regarding outstanding equity awards held by the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Fair Value of Shares or Units of Stock That Have Not Vested (2) ($)
John S. Gulas	-	-	-	-	11,765	35,295
Steve W. Wells	14,000	-	30.50	August 15, 2015	-	-
Anne H. Kain	-	-	-	-	-	-
Daniel R. Bartholomew	-	-	-	-	-	-

(1)	All awards reflected in this column will vest 100% on the second anniversary of grant, June 3, 2016.
(2)	The fair value is based upon the last reported sale price of the Company common stock on December 31, 2014 of $3.00 per share.

The Company awarded Mr. Gulas 6,000 shares of unrestricted common stock on February 24, 2015, the fair value of which was $24,000 based upon the last reported sale price of the Company common stock on February 24, 2015 of $4.00 per share.  This award was based upon Mr. Gulas’ performance in 2014.  No other executive officer was awarded equity in 2015. On February 23, 2016, the Company awarded 75,255 shares to officers in the form of RSUs. These RSUs vest in equal portions over a period of three years subject to certain restrictions.

Employment Agreements. During 2014, the Company had in place employment agreements with Messrs. Gulas and Wells and Ms. Kain. The Company entered into these agreements to provide certainty in the relationships between the Company and these key employees in relation to their positions, as well as to establish non-compete and non-solicitation agreements and change in control provisions. The key provisions of these agreements are summarized immediately below and in the “Potential Payments upon Termination or Change in Control” section below. These summaries are qualified in their entirety by reference to the full employment agreements.  Mr. Gulas’ agreement may be found as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014. Mr. Wells’ agreement may be found as Exhibit 10.12 to the Company’s Form 10-K filed on March 16, 2007, and was amended on March 13, 2008 and filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 17, 2008, and as further amended by an omnibus compensation amendment on March 24, 2009 file as Exhibit 10.3 to the Company’s Form 8-K filed on March 27, 2009, and as further amended on December 31, 2013 filed as Exhibits 10.13 and 10.14 hereto. Mr. Wells’ employment agreement was terminated on December 31, 2014, the effective date of his resignation. Ms. Kain’s agreement may be found as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015. Ms. Kain’s employment agreement has an effective date of September 12, 2014 and the term of employment under the agreement expired on October 27, 2015.

The Company’s employment agreements contain non-competition, non-solicitation, non-disparagement and confidentiality provisions, equitable enforcement provisions, and dispute resolution provisions. Mr. Gulas’ employment agreement also requires him to provide 90 days’ notice of intent to terminate employment voluntarily.  Ms. Kain’s employment agreement provides for the forfeiture and claw-back of the salary differential amounts described therein in the event that she terminates her employment prior to sixty (60) days following the appointment of a permanent Chief Financial Officer. These provisions were consideration to induce the Company to enter into the agreements and, thus, any benefit conferred by the employment agreements is conditioned on the honoring of these terms by the executive. The Company’s employment agreements with Mr. Wells further preconditioned the receipt of any severance pay or other benefits upon the executive remaining available for consultation for a 12-month period following termination (not to exceed 100 hours in the aggregate). Each of the Company’s employment agreements referenced above precondition the receipt of any severance pay or other benefits upon a general release of claims against the Company and the Bank.

The employment agreements also include a provision that requires the adjustment or recovery of awards or payments upon restatement or other adjustment of relevant company financial statements or performance metrics. Thus, to the extent that such adjustment or recovery is required under applicable securities or other law, the Company’s employment agreements provide that the executive will make restitution.

 New CFO Employment Agreement. On October 19, 2015, the Bank entered into a two-year employment agreement with Daniel W. Thompson, Chief Financial Officer of the Bank. On October 27, 2015, the Company and the Bank entered into a two-year employment agreement with Mr. Thompson, Chief Financial Officer of the Company and the Bank, which superseded the agreement entered into on October 19, 2015 and was filed on a Form 8-K with the SEC on October 28, 2015. The agreement will extend automatically each year for additional one-year periods beginning on the first anniversary of its effective date, unless either party chooses not to extend the term. Mr. Thompson’s initial annual base salary under the agreement will be $262,500, and he will participate in the benefit plans currently available to Bank employees and be entitled to certain additional benefits including temporary housing expenses, reimbursement of certain moving expenses and realtor fees up to a total of $45,000. Mr. Thompson is eligible to participate in the Company’s incentive plans, including the 2015 Long-Term Incentive Plan at a level of thirty percent (30%) of Base Salary, subject to the terms and conditions of the Plan and as approved by the Board.

Under his employment agreement, Mr. Thompson is entitled to a severance payment equal to 12 months of base salary in the event of an involuntary termination in connection with a change in control or a voluntary termination within 30 days following a change in control. All severance payments due to Mr. Thompson under his agreement are contingent upon his execution of a general release of claims against Trinity and the Bank. All payments due to Mr. Thompson under the agreement will be limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G. Mr. Thompson’s employment agreement also contains non-competition, non-solicitation, non-disparagement and confidentiality provisions, and equitable enforcement provisions.

Potential Payments upon Termination or Change in Control. The Bank is deemed to be in “troubled condition” by virtue of the regulatory enforcement actions, and as a result, we are required to comply with certain restrictions on severance payments under the applicable rules and may have been prohibited from making some or all of the payments reflected in the table below in connection with an employment termination as of December 31, 2014. However, the table below sets forth the estimated amount of incremental compensation payable to each of the NEOs upon different employment termination and change in control scenarios as though the troubled condition rules did not apply. The amounts shown assume the hypothetical payment event was effective as of December 31, 2014, and that the price of the Company’s common stock was the closing price of $3.00 on December 31, 2014 (the last trading day of the year).

Mr. Bartholomew did not receive any severance upon the voluntary termination of his employment in September 2014.  Mr. Wells voluntarily terminated his employment effective December 31, 2014. No payments were made upon his termination with the exception of a $5,000 retirement gift.

Potential Payment Event	John S. Gulas		Steve W. Wells		Daniel R. Bartholomew (1)	Anne H. Kain
Voluntary Termination (including Retirement)	None		None		None	None
Termination without Cause (no Change in Control)	None		$332,500	(2)	None	$18,247	(3)
Termination for Cause (no Change in Control)	None		None		None	None
Involuntary Termination following Change in Control	$435,295	(4)	$332,500	(5)	None	$18,247	(6)
Termination Due to Death or Disability	$35,295	(7)	None		None	$18,247	(8)
Change in Control (no Termination)	$35,295	(9)	None		None	None

(1)	Mr. Bartholomew did not have an employment agreement with the Company.
(2)	Under his employment agreement, Mr. Wells would have been entitled to a lump sum payment equal to his annual base salary in the event of a termination of his employment by the Company without cause where no change in control had occurred.
(3)	Under her employment agreement, Ms. Kain would be entitled to a lump sum payment equal to the accrued but unpaid salary differential in the event of termination of her employment by the Company without cause where no change in control had occurred.
(4)	Under his employment agreement, Mr. Gulas would have been entitled to a lump sum payment equal to 12 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him for good reason (as defined in his agreement) within 12 months following a change in control of the Company, or (c) by him for any reason within 30 days following a change in control of the Company. In addition, the outstanding RSUs awarded under the 2015 Plan would vest 100% upon Mr. Gulas’ termination without cause on or following a change in control of the Company.
(5)	Under his employment agreement, Mr. Wells would have been entitled to a lump sum payment equal to 12 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him due to a detrimental change in his duties within 24 months following a change in control of the Company, or (c) due to non-renewal of his employment agreement by the Company within six months prior to a change in control of the Company.
(6)	Under her employment agreement, Ms. Kain would be entitled to a lump sum payment equal to the accrued but unpaid salary differential in the event of termination of her employment by the Company without cause on or following a change in control.
(7)	The outstanding RSUs awarded to Mr. Gulas under the 2015 Plan would vest 100% upon his termination of employment due to death or disability.
(8)	Under her employment agreement, Ms. Kain would be entitled to a lump sum payment equal to the accrued but unpaid salary differential in the event of termination of her employment due to her death or disability.
(9)	The outstanding RSUs awarded to Mr. Gulas under the 2015 Plan would vest 100% upon a change in control of the Company.

The applicable post-employment and change in control benefits provided by the Company to its NEOs are disclosed in the table above and the accompanying footnotes. As described in such footnotes, any benefits due to Messrs. Gulas and Wells and Ms. Kain would be due pursuant to the terms of their respective employment agreements and benefits due to Mesrrs. Gulas and Wells would be based upon the terms of the incentive awards.  Mr. Bartholomew did not have an employment agreement with the Company.

All change in control payments due to Messrs. Gulas and Wells and Ms. Kain are limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G.

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

Compensation Claw-backs. Upon completion of the restatement of financial data contained in the Annual Report on Form 10-K filed with the SEC on December 12, 2014, the Company initiated a compensation claw-back in accordance with CPP rules and all other applicable laws.  The claw-backs included all persons subject to claw-back requirements who received incentive compensation based upon the Company’s performance during 2013, 2012, 2011 and 2010.  The total of the claw-backs is approximately $97 thousand of which over $78 thousand was recovered as of March 31, 2016.

Director Compensation.

The Company’s Board consisted of between eight and nine members in 2014. John S. Gulas, Chief Executive Officer, President and director of Trinity and Chief Executive Officer and director of the Bank was appointed on May 29, 2014.  Steve W. Wells, Secretary and director of Trinity and President and Chief Administration Officer and director of the Bank retired on December 31, 2014. In addition, Deborah U. Johnson, director of Trinity and the Bank did not stand for re-election at the Shareholder Meeting held on January 22, 2015.  The Board added two additional members in 2015: Gregory Antonsen and Leslie Nathanson Juris.

The Company provides compensation to non-employee directors based on the service they provide to the Company. The Company’s employee directors, John S. Gulas and Steve W. Wells, were provided no compensation for their service as directors during 2014. The Company’s employee directors were compensated for their positions within the Company during 2014 as described above.

The following table sets forth compensation provided to each of the non-employee directors of the Company and includes compensation for their services as directors of the Bank in 2014.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation (1) ($)	Total ($)
James E. Goodwin, Jr.	30,000	2,194	32,194
Jeffrey F. Howell	24,000	1,755	25,755
Deborah U. Johnson	24,000	1,755	25,755
Jerry Kindsfather	30,000	2,194	32,194
Arthur B. Montoya, Jr.	24,000	1,755	25,755
Charles A. Slocomb	24,000	1,755	25,755
Robert P. Worcester	24,000	1,755	25,755

(1)	All Other Compensation consists of tax gross-ups. The Company does not provide for the payment of any tax gross-ups to its NEOs.

The Board modified the fees paid to non-employee members, effective January 1, 2015, as presented in the table below. Each non-employee member of the Board receives the compensation as presented in the following table.

Board or Committee	2014 Fee Schedule ($)	2015 Fee Schedule (1) ($)
Trinity Board of Directors Monthly Retainer	500	500
Bank Board of Directors Monthly Retainer	1,500	2,500
Trinity Board of Directors Annual Stock Grant (2)	10,000	10,000
Trinity Chair of the Board of Directors Monthly Retainer	500	833
Trinity and Bank Audit Committee Chairman Monthly Retainer	500	500

(1)	The 2015 Fee Schedule was approved on February 24, 2015 with an effective date of January 1, 2015.
(2)	On February 24, 2015, all then-current directors were awarded 2,500 shares of unrestricted common stock valued at $10,000, based upon the last reported sale price of the Company’s common stock of $4.00 per share on the date of grant, for service completed in 2014. On that same date, the 2015 Fee Schedule was modified to include an annual grant of unrestricted stock valued at $10,000, based upon the last reported sale price of the Company’s common stock on the date of grant. Accordingly, on that date, all then-current directors were awarded an additional 2,500 shares of unrestricted common stock valued at $10,000, based upon the last reported sale price of the Company’s common stock of $4.00 per share on the date of grant for service in 2015. A grant valued at $10,000 in unrestricted stock, based upon the last reported sale price of the Company’s common stock on the date of grant, is granted to each new director upon appointment.

Under the Trinity Capital Corporation Directors Deferred Compensation Plan, approved effective March 24, 2015, directors may choose to defer some or all of their annual cash retainers. Deferred compensation will be invested in an interest-bearing account.

Role of Compensation Committee

The Company’s Compensation Committee is responsible for reviewing and making recommendations to the full Board for all matters pertaining to compensation paid to Directors for Board, committee and committee Chair services. The Compensation Committee, in accordance with its obligations under applicable rules and regulations of the federal banking regulators, periodically reviews and assesses the Company’s compensation plans to ensure that the risk-taking behavior incentivized by such plans is kept to an appropriate level. The Compensation Committee will, as necessary, amend or discontinue any plan or revise any company policy or procedure to meet its obligations under applicable rules and regulations of the federal banking regulators.

Role of Compensation Consultants and Advisors

Under the Compensation Committee charter, the Compensation Committee is authorized to engage consultants or advisors in connection with its review and analysis of Director compensation.  The Compensation Committee engaged McLagan, an independent executive financial institution compensation consultant, to provide advice and recommendations on all compensation matters under its oversight responsibilities in 2014.  The Committee in its sole discretion selects the consultant, and determines its compensation and scope of responsibilities.

In 2014, McLagan assisted the Committee by providing advice and recommendations regarding the Compensation philosophy and strategies; executive and director compensation levels and practices, including review and recommendations on chief executive officer and other executive compensation and evaluation of chief executive officer pay and peer levels; designation of the Company’s compensation peer groups; guidance on the design of the compensation plans including the 2015 Long-Term Incentive Plan; and periodic reports regarding market and industry compensation trends.  The Committee and the Company did not engage McLagan for any additional services outside of executive and director compensation consulting during 2014.  In addition, the Committee does not believe that there were any potential conflicts of interest that arise from any work performed by McLagan during 2014.

Compensation Committee Interlocks and Insider Participation.

During 2014, no executive officer of the Company served as: a member of a compensation committee (or other board committee performing equivalent functions, or in the absence of such committee the entire Board of Directors) of another entity whose executive officers served on the Compensation Committee; a director of another entity whose executive officers served on the Compensation Committee; or a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) of another entity whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries in 2014, was formerly an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure under “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K, Part III, Item 13.

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

The Compensation Committee has reviewed and discussed the information contained herein with management. Based on the foregoing review and discussions, the Compensation Committee recommended to the Board of Directors that the information be included in this annual report on Form 10-K for the year ended December 31, 2014.

The Compensation Committee:
Robert P. Worcester (Chair)	Gregg Antonsen
James E. Goodwin, Jr.	Jerry Kindsfather

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Trinity’s common stock by:

•	Any person who is known to Trinity to own beneficially more than 5% of Trinity’s common stock;
•	Each of Trinity’s directors;
•	The NEOs of Trinity; and
•	All current executive officers and Directors as a group.

All shares of common stock are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.  Beneficial ownership as of the dates noted has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of May 1, 2016. The shares of common stock subject to options currently exercisable or exercisable within 60 days of May 1, 2016, are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person.  The address of each beneficial owner is c/o Trinity, 1200 Trinity Drive, Los Alamos, New Mexico 87544, unless otherwise indicated by footnote.  As of May 1, 2016, there were 6,526,302 shares of common stock outstanding, each share entitled to one vote.

		As of May 1, 2016
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
Gregory G. Antonsen	Director	5,500	*
Daniel R. Bartholomew (1)	Former Chief Financial Officer	16,107	*
James E. Goodwin, Jr. (2)	Director	10,667	*
John S. Gulas (3)	Director and Chief Executive Officer	15,518	*
Jeffrey F. Howell	Director	16,028	*
Leslie Nathanson Juris	Director	5,500	*
Anne H. Kain (4)	Former Interim Chief Financial Officer	2,518	*
Jerry Kindsfather (5)	Director	236,360	3.6%
Arthur B. Montoya, Jr. (6)	Director	25,333	*
Charles A. Slocomb (7)	Director	15,336	*
Daniel W. Thompson (8)	Chief Financial Officer	-	*
Steve W. Wells (9)	Former Director and President of the Bank	79,547	1.2%
Robert P. Worcester (10)	Director	24,674	*

Total of Current Directors and Executive Officers (11)		433,088	6.8%

(1)	Mr. Bartholomew owns 15,556 shares through Trinity’s ESOP and 551 shares over which Mr. Bartholomew shares voting and investment power with his wife. Mr. Bartholomew resigned from his position as Chief Financial Officer of Trinity and the Bank effective September 2, 2014.
(2)	Mr. Goodwin holds 10,000 shares in the James E. Goodwin, Jr 2010 Trust.
(3)	Mr. Gulas was appointed as Chief Executive Officer, President and Director of Trinity on May 29, 2014 and did not hold a position at Trinity or the Bank prior to that date. Mr. Gulas holds 11,765 RSUs, awarded on June 3, 2014 which will vest on June 3, 2016 and are included in his total as this date was within 60 days of May 1, 2016. Mr. Gulas also holds 19,880 RSUs awarded on February 23, 2016 which are not included in the total.
(4)	The total includes the 2,493 shares owned by Ms. Kain in Trinity’s ESOP. Ms. Kain served as the Interim Chief Financial Officer for Trinity and LANB from September 2014 to October 27, 2015.
(5)	Mr. Kindsfather holds 100,268 shares in the Kindsfather Family Revocable Trust. Mr. Kindsfather’s beneficial ownership also includes 129,592 shares, one-half of the 259,184 shares held by J&G Investments, in which Mr. Kindsfather is a 50% partner with shared voting and investment power.
(6)	Dr. Montoya shares voting and investment power in 25,033 shares with his spouse. The remaining 300 shares are held by the Arthur B. Montoya, Jr., DDS Profit Sharing Plan over which Dr. Montoya shares voting and investment power.
(7)	Mr. Slocomb shares voting and investment power in such shares with his spouse.
(8)	Mr. Thompson holds 8,453 RSUs awarded on February 23, 2016. Mr. Thompson was appointed Chief Financial Officer of Trinity and the Bank on October 27, 2015.
(9)	Includes 50,636 shares Mr. Wells owns in Trinity’s ESOP, 12,705 shares held in his individual retirement account, 15,145 shares over which Mr. Wells has sole voting and investment power. This number includes 1,061 shares held by Mr. Wells’ spouse, obtained prior to marriage, to which he has disclaimed any beneficial ownership. Mr. Wells resigned all positions at Trinity and the Bank effective December 31, 2014.
(10)	Mr. Worcester shares voting and investment power over 14,674 shares with his spouse. Mr. Worcester serves as Trustee to the James E. Goodwin, Jr. 2010 Trust and has investment powers over the 10,000 shares held therein.
(11)	The total percentage of ownership for all Directors and Executive Officers includes all options exercisable within 60 days of May 1, 2016.

Persons known to Trinity to own more than 5% of the outstanding shares

		As of May 1, 2016
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
Trinity Capital Corporation ESOP (1)	5% Shareholder	673,015	10.4%
The Delle Foundation (2)	5% Shareholder	567,097	8.7%
Kindsfather Family Trust, Jerry and Faye Kindsfather, J&G Partners, Gary and Linda Kindsfather (3)	5% Shareholder, Director	373,952	5.7%

(1)	Of the 673,015 shares held by Trinity’s ESOP as of January 1, 2016 all were allocated or will be allocated to the individual participants’ accounts.
(2)	The Delle Foundation is a non-profit corporation. George A. Cowan, the grantor of the foundation, served as a Director Emeritus to Trinity and the Bank until his death in April 2012. The address of The Delle Foundation is 1200 Trinity Drive, Los Alamos, NM 87544. Ms. Howell serves as Chairman of the Board of The Delle Foundation and Mr. Enloe served as a Director in 2014.
(3)	Jerry Kindsfather, the Kindsfather Family Revocable Trust u/a dated June 16, 2008, J&G Investments, the Gary E. and Linda D. Kindsfather Trust u/a dated July 5, 2007 and Gary and Linda Kindsfather collectively hold 5.66% of the outstanding shares of Trinity. Mr. Kindsfather holds 6,500 shares and 100,268 shares in the Kindsfather Family Revocable Trust. J&G Investments holds 259,184 shares. The Gary E. and Linda D. Kindsfather Trust holds 8,000 shares. Jerry Kindsfather serves as Chairman of the Board of Directors of both Trinity and the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity’s current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan that was approved by stockholders at the 1998 Annual Meeting, the Trinity Capital Corporation 2005 Stock Incentive Plan that was approved by stockholders at the 2005 Annual Meeting and the Trinity Capital Corporation 2015 Long-Term Incentive Plan (the “2015 Plan”) that was approved by stockholders at the Shareholders’ Meeting held on January 22, 2015.  The following table provides information regarding the Plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	25,765	$30.50	484,912
Equity compensation plans not approved by stockholders	—	—	—
Total	25,765	$30.50	484,912	(2)

(1)
As of December 31, 2014, there were 14,000 outstanding non-qualified stock options exercisable by the awardee and 11,765 outstanding RSUs under the Company’s equity compensation plans.  The weighted-average exercise price in column (b) does not take into account the outstanding RSUs.

(2)
The shares reflected were authorized for issuance under the 2005 Plan as of December 31, 2014.  Upon approval by the stockholders on January 22, 2015 of the 2015 Plan, no additional shares may be authorized under the 2005 Plan.  The 2015 Plan authorized the issuance of 500,000 shares, of which 353,779 remain available for issuance as of March 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

            Director Independence. Trinity routinely examines the relationships with each director to determine whether that director can be considered “independent,” “outside,” and “non-employee.” The standards employed by Trinity are consistent with the requirements set forth by the Internal Revenue Code, the SEC and the NASDAQ. This analysis is reviewed by the Nominating and Corporate Governance Committee and the full Board. The Board has determined that each director, other than Mr. Gulas, who currently serves as President and CEO of the Company, are independent within the meaning of the rules of the IRC, SEC and NASDAQ.  Additionally, prior to his resignation from all positions at Trinity and the Bank on December 31, 2014, Mr. Wells, who served as President of the Bank and Secretary of Trinity, was also not considered to be independent.  In making these determinations, the Board was aware of and considered the loan and deposit relationships with directors and their related interests with which the Bank enters into in the ordinary course of business, and any other arrangements which would fall within the provisions described above.

Item 14.	Principal Accountant Fees and Services

The Board selected Crowe as the independent registered public accounting firm of Trinity and the Bank for the years ended December 31, 2014 and 2013.   During Trinity’s two most recent years, there were no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Crowe, would have caused it to make reference to the subject matter of the disagreement in connection with its report on Trinity’s financial statements for such years.  During the same periods, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent years, Trinity did not consult with Crowe regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Trinity’s financial statements or as to any disagreement or “reportable event” as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

Following the selection of Crowe as its independent registered public accounting firm beginning in the first quarter of 2012 and thereafter, Trinity determined the necessity of restating its financial statements for the years ended December 31, 2011 and 2010 and the intervening periods as well as for the quarters ended June 30, 2012 and March 31, 2012.  Trinity engaged Moss Adams, LLP (“Moss Adams”) as the Company’s independent registered public accounting firm from January 2006 to December 2012. As the restatement included periods for which Moss Adams served as Trinity’s registered public accounting firm, Trinity’s restatement involved Moss Adams as well as Crowe.  Moss Adams revoked its previous audit letters on the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006. Following the restatement, Moss Adams provided a revised audit letter for the year ended December 31, 2011.

Audit and Other Fees Paid.  Aggregate fees for professional services rendered for Trinity and the Bank by Crowe for the years ended December 31, 2014 and 2013, including the restated periods, are described below.

Services Provided	2014 (thousands)	2013
Audit Fees, including audits of our consolidated financial statements	$1,379	$1,132
Audit Related Fees, including assurance related services the majority of which relate to the audits of Trinity’s ESOP and 401(k) plan and evaluation of compliance with the Sarbanes-Oxley Act of 2002	39	21
Tax Fees, including preparation of our federal and state income tax returns and non-routine tax consultations	-	-
All Other Fees	189	176
TOTAL	$1,605	$1,330

Fees Paid.  For the year ended December 31, 2014, the Company paid a total of $1.13 million to Crowe Horwath for audit work related to the 2013 financial statements.

In addition to the amounts paid to Crowe in the above table, for the year ended December 31, 2013, the Company paid a total of $447,980 to Moss Adams for audit work related to the restatement of financials for the years 2011 and prior. Of that amount, $395,720 was paid for Audit Fees. During 2013, the Company paid an additional $52,260 in Other Fees to Moss Adams.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.   The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to Trinity or the Bank and ensures that the independent public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation.  During the years ended December 31, 2014, 2013 and 2012, all services were approved in advance by the Audit Committee in compliance with these processes. The Committee concluded that the provision of such services by Crowe and Moss Adams was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.  All financial statements of Trinity are set forth under Item 8 of this Form 10-K.

Financial Statement Schedules.  Financial statement schedules are omitted, as they are not required, not significant, not applicable, or the required information is shown in the consolidated financial statements or the accompanying notes thereto.

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (22)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (9)	Amendment to the Articles of Incorporation establishing the Series A Preferred Stock and the Series B Preferred Stock, effective on March 25, 2009

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (6)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (13)	Amended and Restated Trinity Capital Corporation 2005 Stock Incentive Plan

10.8 (12)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.10 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008

10.11 (19)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated December 31, 2012

10.12 (11)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.13 (11)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.14 (10)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009

10.15 (13)	Form of Non-TARP Restricted Stock Unit grant agreement

10.16 (13)	Form of TARP Restricted Stock Unit grant agreement

10.17 (14)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated November 30, 2012

10.18 (15)	Agreement by and between Trinity Capital Corporation and the Federal Reserve Bank of Kansas City, dated September 26, 2013

10.19 (16)	Consent Order by and between Los Alamos National Bank and The Comptroller of the Currency, dated December 17, 2013

10.20 (17)	Employment Agreement dated June 3, 2014 between Trinity Capital Corporation, Los Alamos National Bank and John S. Gulas

10.21 (18)	Consulting Agreement dated September 16, 2014, between Los Alamos National Bank and Daniel R. Bartholomew

10.22	Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.23	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2015)

10.2 (20)	Employment Agreement dated February 20, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Anne H. Kain

10.25 (21)	Employment Agreement dated October 27, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Daniel W. Thompson

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Form 10 filed on April 30, 2003, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K filed August 22, 2005
(3)	Incorporated by reference to the Company’s Form S-8 filed on July 28, 2005
(4)	Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2005
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006
(8)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007
(9)	Incorporated by reference to the Company’s Form 8-K filed on March 27, 2009
(10)	Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2009
(11)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2008
(12)	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2006
(13)	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2013
(14)	Incorporated by reference to the Company’s Form 8-K filed on December 6, 2013
(15)	Incorporated by reference to the Company’s Form 8-K filed on October 1, 2014
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2014
(17)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2014
(18)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2014
(19)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2013
(20)	Incorporated by reference to the Company’s Form 8-K filed on February 25, 2015
(21)	Incorporated by reference to the Company’s Form 8-K filed on October 28, 2015
(22)	Incorporated by reference to the Company’s Form 8-K filed on February 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	TRINITY CAPITAL CORPORATION

	By:	/s/ John S. Gulas
John S. Gulas
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John S. Gulas	Chief Executive Officer, President	May 9, 2016
John S. Gulas	and Director

/s/ Daniel W. Thompson	Chief Financial Officer	May 9, 2016
Daniel W. Thompson	and Principal Accounting Officer

/s/ Jerry Kindsfather	Chairman of the Board	May 9, 2016
Jerry Kindsfather	and Director

/s/ Gregg Antonsen	Director	May 9, 2016
Gregg Antonsen

/s/ James E. Goodwin, Jr.	Director	May 9, 2016
James E. Goodwin, Jr.

/s/ Jeffrey F. Howell	Director	May 9, 2016
Jeffrey F. Howell

/s/ Leslie Nathanson Juris	Director	May 9, 2016
Leslie Nathanson Juris

/s/ Arthur B. Montoya, Jr.	Director	May 9, 2016
Arthur B. Montoya, Jr.

/s/ Charles A. Slocomb	Director	May 9, 2016
Charles A. Slocomb

/s/ Robert P. Worcester	Director	May 9, 2016
Robert P. Worcester