Form 10-K
period 2015-12-31
TRINITY CAPITAL CORP
filed 2016-10-31
CIK 99771

As filed with the Securities and Exchange Commission on October 31, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
☒   Yes    ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes   ☒  No

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,105,000  (based on the last sale price of the Common Stock at September 30, 2016 of $4.00 per share).

As of September 30, 2016, there were 6,526,302 shares of Common Stock outstanding.

Please note: Unless the context clearly suggests otherwise, references in this Form 10-K to “us,” “we,” “our,” “Trinity” or “the Company” include Trinity Capital Corporation and its wholly owned subsidiaries.

Special Note Concerning Forward-Looking Statements

This document contains forward-looking statements of the Company and its management within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update or revise any statement in light of new information or future events, except as required by law.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements included herein and that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed under “Risk Factors” and elsewhere in this report.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I

Item 1.	Business

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2015 (this “Form 10-K) is the Company’s first report since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014 on May 9, 2016.  This Form 10-K for the year ended December 31, 2015  contains: (i) the consolidated financial information for the years ended December 31, 2015 and 2014 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders equity and cash flows for the years ended December 31, 2015, 2014, and 2013; and (ii) the selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 (unaudited) required pursuant to Item 6 of this Form 10-K. The consolidated financial information as of and for the quarterly periods ended September 30, 2015, June 30, 2015, March 30, 2015, September 30, 2014, June 30, 2014, March 31, 2014, which have not been filed with the Securities and Exchange Commission (the “SEC”), will not be separately presented as the Company determined that due to the length of time that has passed the separate presentation is not material. Comparative quarterly information will, however, be provided in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods beginning March 31, 2016.

As discussed in  the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on May 9, 2016, subsequent to the issuance of the Company’s consolidated financial information on Form 10-Q as of and for the quarterly period ended June 30, 2012, the Company’s management determined that Los Alamos National Bank, the Company’s wholly-owned bank subsidiary (the “Bank”), had not properly recognized certain losses and risks inherent in its loan portfolio on a timely basis as disclosed in the Company’s Current Report on Form 8-K filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission (“SEC”).  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting and disclosure controls.  As a result, the Company restated its consolidated financial data for the years ended December 31, 2006 through 2011 and the consolidated financial information for the quarterly periods ended March 31, 2012 and June 30, 2012 (the “Restated Periods”).  The Company filed the Annual Report on Form 10-K for the year ended December 31, 2013 on December 12, 2014, which included: (i) consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 (unaudited) and 2009 (unaudited);  and (ii) the consolidated financial statements for the Company for the years ended December 31, 2013 and 2012.

Financial information for the Restated Periods included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and earnings press releases and similar communications issued prior to May 9, 2016, are superseded in their entirety by the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 9, 2016.

As detailed in Item 9A, “Controls and Procedures” in this Form 10-K, there are material weaknesses in our internal control over financial reporting and disclosure controls dating to 2006, that have not yet been fully remediated.  The override of controls by former members of management and these material weaknesses, caused the misstatements of the Company’s financial statements noted above.

For more information regarding the impact on the Company’s financial results, refer to Part I, Item 1A, “Risk Factors;” Part II, Item 6, “Selected Financial Data;” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and to our consolidated financial statements included in Part II, Item 8 of this Form 10K.  Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

Recent Developments

Stock Purchase Agreement with Certain Institutional and Accredited Investors

As previously disclosed, on September 8, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (together with Patriot Financial Partners II, L.P., “Patriot”) and Strategic Value Bank Partners LLC, through its fund, Strategic Value Investors LP (“SVBP”, and collectively, the “Investors”), pursuant to which the Company expects to raise gross proceeds of $52 million in a private placement transaction and to issue shares of the Company’s common stock, no par value, at a purchase price of $4.75 per share, and shares of a new series of nonvoting noncumulative convertible perpetual preferred stock, Series C, no par value, at a purchase price of $475.00 per share (the “Series C Preferred Stock”). Prior to the closing of the private placement transaction, the Company intends to file articles of amendment to the Company’s articles of incorporation setting forth the rights, preferences, and privileges of the Series C Preferred Stock. The private placement transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals or nonobjections for the use of proceeds described below.

The Company intends to use the net proceeds of the private placement to repurchase all of the shares of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, to pay the deferred interest on its trust preferred securities, and for general corporate purposes.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the common stock and Series C preferred stock issued in the private placement and the underlying shares of common stock or non-voting common stock into which the shares of Series C Preferred Stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

In addition, prior to closing, Castle Creek and Patriot will enter into side letter agreements with us.  Under the terms of a side letter agreements, each Investor will be entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of  common stock (including shares of common stock issuable upon conversion of the Series C Preferred Stock or non-voting common stock).  In addition, the Company agreed to reimburse certain of Castle Creek’s and Patriot’s legal fees and out-of-pocket expenses incurred in connection with their participation in the private placement.

The Company anticipates that the private placement transaction will close in fourth quarter 2016. Following the closing of the private placement transaction, the Company intends to conduct a $10.0 million registered public offering to its existing shareholders on the same terms as in the private placement transaction.  The Investors are not entitled to participate in the rights offering pursuant to the stock purchase agreement.

Trinity Capital Corporation

General. Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of the Bank and the sole stockholder of Title Guaranty & Insurance Company (“Title Guaranty”).  The Bank is the sole stockholder of TCC Advisors Corporation (“TCC Advisors”), the sole member of LANB Investment Advisors, LLC, a New Mexico limited liability company (“LANB Investment Advisors”), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company (“FNM Investment Fund IV”).  The Bank is also a member of Cottonwood Technology Group, LLC (“Cottonwood”), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company (“FNM CDE IV”), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities that had an aggregate outstanding balance of $37.1 million as of December 31, 2015.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos County has approximately 17,800 residents.  Los Alamos National Laboratory (the “Laboratory”) is a pre-eminent research facility for scientific and technological development in numerous scientific fields.  As of December 31, 2015, the Laboratory employed (directly and indirectly) approximately 10,500 people, making it the largest employer in Los Alamos County.  The Laboratory is the cornerstone of the community and has attracted numerous other scientific businesses to the area.

As a bank holding company, Trinity is regulated primarily by the Federal Reserve Bank of Kansas City. The primary business of Trinity is the operation of the Bank. The Bank was founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Laboratory. Trinity acquired the stock of the Bank in 1977.  The Bank is a full-service commercial banking institution with seven bank offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico and is regulated by the Office of the Comptroller of the Currency (“OCC”).  The Bank provides a broad range of banking products and services, including credit, cash management, deposit, asset management and trust and investment services to our targeted customer base of individuals and small and medium-sized businesses.  As of December 31, 2015, Trinity had total assets of $1.4 billion, net loans of $822.4 million and deposits (net of deposits of affiliates) of $1.3 billion.

In 2000, Trinity elected to become, and was approved as, a financial holding company, as defined in the BHCA, and purchased Title Guaranty.  Title Guaranty was a title insurance company organized under the laws of the State of New Mexico doing business in Los Alamos and Santa Fe Counties.  In August 2012, Trinity sold substantially all of the assets of Title Guaranty and exited the title insurance line of business.  Trinity elected to resume its status as a bank holding company in 2013 and is no longer a financial holding company.  As of December 31, 2015, Title Guaranty existed as a subsidiary of Trinity with effectively no assets. Trinity is in the process of dissolving Title Guaranty.

The Bank created TCC Advisors in February 2006 to enable Trinity to manage certain assets. In April 2010, the Bank activated TCC Advisors as a business unit operating one of the Bank's foreclosed properties, Santa Fe Equestrian Park, in Santa Fe, New Mexico, while seeking a sale of the property.  Substantially all of the assets of TCC Advisors were sold in January 2015.  Trinity is in the process of dissolving this entity.  In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund.  TCC Funds remains dormant with no planned use at this time.  In August 2008, the Bank invested in Cottonwood. Cottonwood assists in the management of, and counsels, startup companies involved in technology transfer from research institutions in New Mexico, as well as establishing and managing venture funds.   Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.  In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV.  Both of these entities were created for the sole purpose of funding loans to, and investments in, a New Market Tax Credit project located in downtown Albuquerque, New Mexico.  In September 2010, the Bank invested in Southwest Medical Technologies, LLC (“SWMT”).  In November 2015, the Bank sold its interests in SWMT and wrote down its remaining interest to zero. The Bank initially formed LANB Investment Advisors in October 2012 to house a Registered Investment Advisor as part of its Trust and Investment Department operations. This entity has remained dormant since its creation with no planned use at this time.  Trinity is also in the process of dissolving this entity.

Corporate Information. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

Trinity maintains a website at https://www.lanb.com/home/tcc-investor-relations.  We make available free of charge on or through our website, Annual Reports on Form 10-K, proxy statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, Post Office Box 60, Los Alamos, New Mexico 87544.  In addition, any materials we file with the SEC can be read and copied at the SEC’s Public Reference Room at 110 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Trinity’s filings are available free of charge on the SEC’s website at http://www.sec.gov.

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

Lending Activities.

General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies primarily within the Bank’s existing market areas.  The Bank actively markets its services to qualified borrowers.  Lending officers build relationships with new borrowers entering the Bank’s market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  As of December 31, 2015, the Bank’s maximum legal lending limit to one borrower was $22.1 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  The Bank’s loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  In addition, Trinity has one construction loan.  As of December 31, 2015, commercial real estate loans comprised approximately 44.2% of the total loan portfolio; residential real estate mortgages made up approximately 30.7%; general commercial loans comprised 11.1%; construction real estate loans comprised 10.6%; and consumer lending comprised 3.4%.  In addition, the Bank originates residential mortgage loans for sale to third parties, primarily the Federal National Mortgage Association (“Fannie Mae”), and services most of these loans for the buyers; however, beginning in late 2015, management began moving toward a strategy to sell most newly originated mortgage loans with servicing released. In 2016, the Bank then made a further strategy change to an outsourced solution whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis.  These changes in strategy were primarily based upon new compliance requirements and capital treatment relating to residential mortgage loans.

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

Residential Real Estate Loans. Residential real estate lending has been an important part of the Bank’s business since its formation in 1963.  The majority of the residential real estate loans originated and retained by the Bank are in the form of 15- and 30-year variable rate loans.  The Bank also originates 15- to 30-year fixed rate residential mortgages and sells most of these loans to outside investors.  In 2015, the Bank originated approximately $68.3 million in residential real estate loans sold to third parties. As of December 31, 2015, the total sold residential mortgage loan portfolio serviced by the Bank on behalf of third parties was $865.6 million.  The Bank does not engage in financing sub-prime loans nor does it participate in any sub-prime lending programs.  The Bank participates in the current U.S. Department of the Treasury (the “Treasury”) programs, including the Home Affordable Modification Program, to work with borrowers who are in danger of, or who have defaulted on residential mortgage loans.

Construction Loans. The Bank is active in financing the construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  Management continues to de-emphasize this type of lending in favor of other types of loans.    The Bank manages the risks of construction lending through the use of underwriting and construction loan guidelines and requires work be conducted by reputable contractors.  Construction loans are structured either to convert to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Approximately 40% of all construction loans have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford the Bank an opportunity to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  However, these higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  The Bank’s focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to commercial customers, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, most commercial loans have personal guarantees to ensure repayment.  The terms of approximately 60% of commercial loans range from one to seven years.  A significant portion of the Bank’s commercial business loans reprice within one year or have floating interest rates.

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

Additional information on the risks associated with banking activities and products and concentrations can be found under Part I, Item 1A, “Risk Factors” of this Form 10-K.

Competition. There is strong competition, both in originating loans and in attracting deposits, in the Bank’s market areas.  Competition in originating real estate loans comes primarily from large regional banks, other commercial banks, credit unions, savings institutions and mortgage bankers making loans secured by real estate located in the Bank’s market areas. Commercial banks, credit unions and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality and speed of services provided to borrowers.  Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

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

Employees. As of December 31, 2015, we had 307 full time-equivalent employees.  As of June 30, 2016, the number of full-time equivalent employees has been reduced to 296. We are not a party to any collective bargaining agreements.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of Trinity. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of Trinity and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed.  Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on Trinity, the Bank, its customers and the financial industry generally.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of Trinity and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of Trinity and the Bank.

Trinity and Bank Required Capital Levels. Due to the risks to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

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

As of December 31, 2015, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “– The Bank – Enforcement Action,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2015, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2015, Trinity had regulatory capital in excess of the FRB’s requirements and met the Dodd-Frank Act requirements.

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

Trinity and the Bank are also required to maintain a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer will begin to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintains the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8.0% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more.  It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

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

As of December 31, 2015, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines and the heightened regulatory capital ratios discussed under “The Bank – Enforcement Action”.  As of December 31, 2015, Trinity had regulatory capital in excess of the FRB’s requirements and met the Dodd-Frank Act requirements.

Trinity

General.  Trinity, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, Trinity is registered with, and is subject to regulation and examination by, the FRB under the BHCA.  In accordance with FRB policy, and as now codified by the Dodd-Frank Act, Trinity is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Trinity might not otherwise do so.  Trinity is required to file with the FRB periodic reports of Trinity’s operations and such additional information regarding Trinity and its subsidiaries as the FRB may require.

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

Acquisitions, Change in Control, and Activities.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the FRB for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the FRB may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require the target bank be in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.

Under the BHCA, Trinity must obtain prior approval of the FRB or, acting under delegated authority, the appropriate Federal Reserve Bank before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, Trinity would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Under the BHCA, any company must obtain approval of the FRB or, acting under delegated authority, the appropriate Federal Reserve Bank, prior to acquiring control of Trinity or the Bank.  For purposes of the BHCA, “control” is defined as ownership of 25% or more of any class of voting securities of Trinity or the Bank, the ability to control the election of a majority of the directors, or exercise of a controlling influence over management or policies of Trinity or the Bank.

The Change in Bank Control Act, as amended (the “CIBC”), and the related regulations of the FRB require any person or groups of persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the FRB or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of Trinity. The CIBC defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the CIBC where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as Trinity, or such ownership interest is greater than the ownership interest held by any other person or group.

In addition, the CIBC prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On September 22, 2008, the FRB issued a policy statement on equity investments in bank holding companies and banks, which allows the FRB to generally be able to conclude that an entity’s investment is not “controlling” if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

U.S. Government Investment in Bank Holding Companies.  In response to the 2008 financial crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and President Bush signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

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

As part of this program, on March 27, 2009, Trinity participated in this program by issuing 35,539 shares of Trinity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Trinity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”).  The Series A Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series B Preferred Stock is also non-voting and pays dividends at the rate of 9% per annum from the date of the transaction.

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

Further, the terms of the Series A Preferred Stock and the Series B Preferred Stock (collectively “Preferred Stock”) provide that no dividends on any common or preferred stock that ranks equal to or junior to the Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the Preferred Stock have been fully paid.  Similarly, the terms of the trust preferred securities include a restriction on the payment of dividends on any common or preferred stock that ranks equal or junior to such trust preferred securities unless and until all accrued and unpaid interest for all past periods have been fully paid.  As discussed in Part II, Item 8, Footnote 10 of this Form 10-K, Trinity is currently deferring dividends and interest payments on these securities in accordance with their terms.

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

Source of Strength.  Under the FRB's “source-of-strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any of its subsidiary banks. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the FRB has not yet adopted regulations to implement this requirement.

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

Enforcement Actions.  On November 30, 2012, the Bank entered into a Formal Agreement with the OCC (the “Formal Agreement”). On December 17, 2013, the Bank entered into a Consent Order with the OCC (the “Consent Order”).  The focus of the Consent Order, which terminated the Bank’s Formal Agreement, is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a Tier 1 leverage ratio of at least 8%; and (ii) a Total risk-based capital ratio of at least 11%.  This requirement to meet and maintain a specific capital level in the Consent Order means that the Bank may not be deemed to be “well capitalized” under the prompt corrective action rules.

Because the Bank is deemed to be in “troubled condition” by virtue of the Consent Order, it also is required to: (i) obtain the prior approval of the OCC for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for bank, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

Under the Federal Deposit Insurance Act an institution’s assessment base is calculated based on its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the years ended December 31, 2015 and 2014, the Bank paid supervisory assessments to the OCC totaling $648 thousand and $662 thousand, respectively.

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

Transaction Account Reserves.  FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  For 2015, the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2.67 million plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million.  These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act obligations.

Anti-Money Laundering and Know-Your-Customer.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.  The Financial Crimes Enforcement Network has proposed new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

Bank Secrecy Act, Anti-Money Laundering and Know-Your-Customer.  Trinity and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

UDAP and UDAAP.  Banking regulatory agencies use a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law.  The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

Commercial Real Estate Guidance.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s current loan portfolio, the Bank does not exceed these guidelines. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending” reminding banks of the need to engage in risk management practices for commercial real estate lending.

Consumer Financial Protection Bureau. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

Effective January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended TILA’s implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. Beginning January 1, 2016, the small creditor exemption will be allowed for banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has changed the scope of transactions applicable, and adjusted the tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.

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

Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.   In addition to the other information in this Form 10-K and our other filings with the SEC, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Internal Review, Financial Statements, Internal Controls and Related Investigations

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Form 10-K and we cannot ensure that other material weaknesses will not be identified in the future.  Discussed under Part II, Item 9A “Controls and Procedures,” we concluded that, as of and for the year ended December 31, 2015, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective at such dates. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  See Part II, Item 9A “Controls and Procedures” for a detailed discussion of the material weaknesses identified and related remedial activities. Management anticipates that these remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Because some of these remedial actions will take place on a quarterly or annual basis, their successful implementation will continue to be evaluated before management is able to conclude that these material weaknesses have been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.  Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

We continue our remediation activities and must also continue to improve our operational, information technology, financial systems, infrastructure, procedures, and controls, as well as continue to expand, train, retain, and manage our employee base.  Any difficulties we encounter during implementation could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition and results of operations.

Certain regulatory authorities have requested information and documentation relating to the restatement of our financial statements.   These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation. The SEC opened an investigation in January 2013 relating to the restatement of our financial statements, resulting in the announcement of a settlement with Trinity on September 28, 2015. The SEC also announced settlements with four former members of our senior management and filed suit against one former member of our senior management. While Trinity has settled all claims alleged by the SEC relating to the restatement, Trinity is required to cooperate in any proceedings, including the suit filed against the former members of management, and any other investigation relating to the restatement. The cooperation provisions and the lawsuit may result in a continuation of elevated legal expenses.  Additionally, the Special Inspector General for the Troubled Asset Relief Program opened a criminal investigation and requested information and documentation relating to the restatement of our financial statements. The Company has been advised it is not the target of the investigation.

The Company has incurred and will continue to incur significant expenses related to such investigations and inquiries.  The Company is cooperating fully with the investigations.  The Company cannot predict the outcome of any unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any regulatory proceeding or other action could impose upon us fines, penalties, or other remedies, which could have a material adverse effect on results of operations and financial condition. Even if we are successful in defending against regulatory proceedings or other actions, such an action or proceeding may continue to be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. Pursuant to our obligation to indemnify our directors, executive officers and certain employees, we are currently covering certain expenses related to these matters and we may become subject to additional costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.  Moreover, the regulatory authorities may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.

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

Following the filing of this Form 10-K, we will remain delayed in our SEC reporting obligations, we cannot predict when we will complete our remaining SEC filings for periods subsequent to those included in this Form 10-K, and we are likely to continue to face challenges until we complete these filings. We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this Form 10-K. We remain delayed with our SEC reporting obligations as of the filing date of this report and have not yet completed our Quarterly Report on Form 10-Q for each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016. Until we complete these filings and subsequent filings as they come due, we expect to face many of the risks and challenges we have experienced during our extended filing delay period, including:

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

The lack of current financial and operating information about the Company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business.  The delay in producing current consolidated financial statements and related problems have had, and in the future may continue to have, an adverse effect on our business and reputation. In addition, the negative publicity to which we have been subject as a result of our restatement of prior period financial statements and related problems has further contributed to declines in the price of our common stock, an increase in the regulatory scrutiny to which we are subject, and affect our customer relationships. Companies that restate their financial statements sometimes face litigation claims following such a restatement. On September 29, 2015, Trinity announced a settlement with the SEC stemming from the restatement of its financial statements for the years ended December 31, 2006 through 2011 and for the quarters ended March 31, 2012 and June 30, 2012, without admitting or denying any of the findings made by the SEC and paid a civil money penalty of $1.5 million to the SEC. It is possible that the Company may face additional monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations.

As a result of the delay in completing our financial statements, we are currently unable to register securities with the SEC.  This may adversely affect our ability to raise capital and the cost of raising future capital. As a result of the delay in completing our financial statements, we have been, and remain, unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. Additionally, following the filing of this Form 10-K we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. In addition, in the event our market cap remains below $75 million, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

A failure to comply with the terms of the Written Agreement or the Consent Order to which Trinity and the Bank, respectively, are currently subject within the required timeframes could subject us to further regulatory enforcement actions, which could have a material adverse effect upon our business, financial condition and results of operations.  As previously discussed, on September 26, 2013, Trinity entered into the Written Agreement with the FRB, and on December 17, 2013, the Bank entered into the Consent Order with the OCC.  If Trinity or the Bank is not successful in complying with the terms of their respective regulatory orders within the required timeframes, we could become subject to additional enforcement actions, sanctions or restrictions on our business activities.

Risks Related to Our Business

If there were to be a return of recessionary conditions our level of non-performing loans could increase and/or reduce demand for our products and services, which could lead to lower revenue, higher loan losses and lower earnings.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our profitability is dependent upon the health of the markets in which we operate, and our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The United States is recovering from historically difficult economic conditions.  The effects of these conditions have not been as bad in our markets as other parts of the country; however, our markets have still experienced significant difficulties due to the downturn in the national economy.  If the overall economic climate in the United States, generally, and our market areas, specifically, does not improve, this could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.  Any regional or local economic downturn that affects New Mexico, whether caused by recession, inflation, unemployment, or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.

As the Laboratory is the largest employer in Northern New Mexico, its health is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory’s health is its funding.  The Laboratory’s funding is primarily based and dependent upon the federal government’s budgeting process.  As such, funding is not certain and can be delayed and influenced, both negatively and positively, by international, national, state and local events and circumstances beyond the Laboratory’s control.  Additionally, the Laboratory’s funding can be influenced by both positive and negative events and circumstances influenced by the Laboratory. The Laboratory received from the Department of Energy (the Laboratory’s largest single historical source of funding) funding of $2.2 billion for its fiscal year 2016.  The fiscal year 2017 budget request is for $2.1 billion, a 4.4% decrease over the 2016 funding.  Any material fluctuation or delay in the Laboratory’s funding may affect our customers’ business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.  We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis.  However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk.  For example, we might fail to identify or anticipate particular risks, or the systems that we use, and that are used within our business segments generally, may not be capable of identifying certain risks. Certain of our strategies for managing risk are based upon our use of observed historical market behavior.  We apply statistical and other tools to these observations to quantify our risk exposure.  Any failures in our risk management techniques and strategies to accurately identify and quantify our risk exposure could limit our ability to manage risks.  In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate.  Further, our quantified modeling does not take all risks into account.  As a result, we also take a qualitative approach in reducing our risk.  Our qualitative approach to managing those risks could also prove insufficient, exposing us to material unanticipated losses.

We are subject to interest rate risk, and a change in interest rates could have a negative effect on our net income, capital levels, and overall results.  Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the FRB. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we earn on loans and securities and the amount of interest we incur on deposits and borrowings. Such changes could also affect our ability to originate loans and obtain deposits as well as the average duration of our securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates.  The effects of an increase in market interest rates may result in a decrease in the value of our available for sale investment portfolio.

Market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder and instability in domestic and foreign financial markets.  We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business.  We also may not be able to adequately prepare for, or compensate for, the consequences of such changes.  Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results of operations and financial condition.

We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented at Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute approximately $720 million (85.5%) of our total loan portfolio as of December 31, 2015.  The fair value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and fair values of the affected properties.

The Bank’s residential mortgage loan operations include origination, sale and servicing.  The Bank’s residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs underwriting standards that it believes are in line with industry norms in making residential mortgage loans.  The Bank purchased mortgage-backed securities in the past several years based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as collateralized debt obligations, structured investment vehicles, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to Fannie Mae.  The Bank continues to service the majority of loans that are sold to third-party investors, to provide a continuing source of income through mortgage servicing right (“MSR”) fees, although moving forward the Bank will not service as many of the loans that it sells to third parties.

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

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on building and retaining relationships with non-affiliate mortgage lenders.  As of December 31, 2015, the Bank serviced a total of approximately $865.6 million in loans that were sold to Fannie Mae, in addition to the approximately $258.6 million in residential real estate loans maintained on the balance sheet.  For many years, the Bank sold the majority of the residential real estate loans it generated to Fannie Mae on a servicing retained basis.  However, beginning in late 2015, the Bank began moving toward a strategy to sell most newly originated mortgages with servicing released.   In 2016, the Bank made a further strategy change to generate applications for non-affiliated mortgage companies on a fee basis.  These changes in strategy were primarily based upon new compliance requirements and capital treatment related to residential mortgage loans. If we are unable to identify new partners or fund the loans on our balance sheet, it could have the effect of limiting the Company’s fees associated with originating  such loans.

Our construction and development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. As of December 31, 2015, construction loans, including land acquisition and development, totaled $89.3 million, or 10.6%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable incurred losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

As a result of the Bank having entered into the Consent Order, we are subject to certain limitations regarding employee compensation, as well as the hiring of executive officers.  These limitations may adversely affect our ability to recruit and retain key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  Moreover, there have been many staffing changes recently at the Company, including the departure of several loan officers and senior management.  Over the past two years, the Company hired experienced and proven management to serve as Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Lending Officer, Chief Wealth Strategies & Fiduciary Officer, and Chief Information Officer.  The unexpected loss of services of key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

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

Stock Purchase Agreement. On September 8, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (together with Patriot Financial Partners II, L.P., “Patriot”) and Strategic Value Bank Partners LLC, through its fund, Strategic Value Investors LP (“SVBP”, and collectively, the “Investors”), pursuant to which the Company expects to raise gross proceeds of approximately $52 million in a private placement transaction and to issue shares of the Company’s common stock at a purchase price of $4.75 per common share and shares of newly-created nonvoting noncumulative convertible perpetual Series C Preferred Stock at a purchase price of $475.00 per share of Series C Preferred Stock.  Proceeds from the private placement transaction will be used to repurchase all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to pay the deferred interest on our trust preferred securities, and for general corporate purposes.  Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for the use of proceeds described above. We currently anticipate that the private placement transaction will close in [October] 2016. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and Series C preferred stock issued in the private placement and the underlying shares of Common Stock or non-voting Common Stock into which the shares of Series C preferred stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

 Pursuant to the terms of the stock purchase agreement, prior to closing, Castle Creek and Patriot will enter into side letter agreements with us.  Under the terms of a side letter agreements, each investor will be entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of  common stock (including shares of Common Stock issuable upon conversion of the Series C preferred stock or non-voting Common Stock).

The size of our loan portfolio has declined in recent periods, and, if we are unable to return to loan growth, our profitability may be adversely affected.  From December 31, 2014 to December 31, 2015, our gross loans declined 7.8% and have continued to decline in 2016. During this period, we were managing our balance sheet composition to manage our capital levels and position the Bank to meet and exceed its targeted capital levels. Among other factors, our current strategic plan calls for reductions in the amount of our non-performing assets and a return to growth in our loan portfolio to improve our net interest margin and profitability. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including our ability to originate attractive new lending relationships. While we believe we have the management resources and lending staff in place to successfully achieve our strategic plan, if we are unable to increase the size of our loan portfolio, our strategic plan may not be successful and our profitability may be adversely affected.

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

Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.  Our mortgage origination business is subject to several variables that can impact loan origination volume, an increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans.  In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities.  Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business.  As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

The soundness of other financial institutions could adversely affect our business.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients.  As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us.  Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.  Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged.  Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business.  Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them.  In particular, negative perceptions concerning our reputation could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us.  Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyberattacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or from actions taken by government regulators and community organizations in response to such activities or circumstances.  Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

Technology is continually changing and we must effectively implement new innovations in providing services to our customers.  The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services.  In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas.  In order to ensure that we are responsive to customer needs as well as compliant with the numerous changes required by the rapid pace of regulatory initiatives, we underwent a conversion of our core information systems in July, 2016.  Our ability to successfully transition and implement the new system may affect our ability to meet the needs of our customers and capitalize on the opportunities for efficiencies presented through increased automation.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing the loan portfolio of our banking segment. Hazardous or toxic substances or other environmental hazards may be located on the real estate that secures our loans.  If we acquire such properties as a result of foreclosure, or otherwise, we could become subject to various environmental liabilities.  For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties.  We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties.  In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties.  We may not detect all environmental hazards associated with these properties.  If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed.

Our ability to pay dividends is limited. On May 7, 2013, the Company, after consulting with our regulators, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its preferred stock.  Under the terms of both the junior subordinated debentures and the preferred stock, we will not be able to pay dividends on our common shares until the deferred interest payments and all accrued dividends have been paid in full.  As of December 31, 2015 the Company had a total of $6.9 million of accrued and unpaid interest due on the junior subordinated debentures and $8.7 million of accrued and unpaid dividends due under Preferred Stock.   While we are not in default under these instruments, if we fail to pay interest associated with junior subordinated debentures for 20 consecutive quarters, then the holders of the corresponding trust preferred securities have the ability to take certain actions, including the acceleration of the amounts owed, against Trinity.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.  However, the Company has accrued but not declared dividends on its preferred stock so as to not overstate its capital and capital ratios.

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

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.  At December 31, 2015, on a consolidated basis, we had total deposits of $1.25 billion and other indebtedness of $39.4 million, including $37.1 million in aggregate principal amount of junior subordinated debentures. Our significant amount of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions or a decrease in pricing of our products;
•	and limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis.  Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and noncapital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.  If new debt is added to our current debt levels, the risks described above could increase.

As previously mentioned, the Company is currently deferring the interest payments on the junior subordinated debt.  As of September 30, 2016 the Company had a total of $9.1 million of accrued and unpaid interest due on the junior subordinated debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.  Our ability to satisfy our debt obligations will depend upon, among other things: our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.  In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt in order to meet our debt service and other obligations.  We may not be able to consummate those dispositions for fair market value or at all.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Trinity and the Bank are subject to extensive regulation by multiple regulatory bodies.  These regulations may affect the manner and terms of delivery of our services.  If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the noncompliance occurred, which may adversely affect our business operations.  Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations.  In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

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

The Dodd-Frank Act, among other factors:  (i) imposed new capital requirements on bank holding companies; (ii) changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the current standard deposit insurance limit to $250 thousand; and (iii) expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion   The Dodd-Frank Act also authorized the FRB to limit interchange fees payable on debit card transactions, established the CFPB as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allowed financial institutions to pay interest on business checking accounts.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally.

Implementation of the Basel III capital rules adopted by the federal bank regulatory agencies require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.   The Basel III Capital Rules became effective January 1, 2015.  The new rules increase minimum capital ratios, add a new minimum common equity ratio, introduce a new capital conservation buffer, and change the risk-weightings of certain assets.  These changes will be phased in through 2019.  As the rules are phased in they could have a material and adverse effect on our liquidity, capital resources and financial condition.

The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that used to qualify as Tier 1 Capital no longer qualify, or their qualifications have changed.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  Trinity made the election to retain the existing treatment of accumulated other comprehensive income. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

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

The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.  On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule took effect on January 10, 2014.  The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features.  Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings.  Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property.  The CFPB’s “qualified mortgage” rule could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive or time consuming to make these loans.  Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

Risks Related to Our Common Stock

There is a limited trading market for our common shares and, as with all companies, stockholders may not be able to resell shares at or above the price stockholders paid for them. Our common stock is not listed on any automated quotation system or securities exchange and no firm makes a market in our stock.  The trading in our common shares has less liquidity than companies quoted on the national securities exchanges or markets.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Although we intend to explore the benefits to liquidity and improved pricing through greater volumes offered by a listing on an exchange, we cannot assure you that we will be accepted for listing on an exchange or, even if we are accepted, that the volume of trading in our common shares will increase.

We may issue shares of preferred stock or additional shares of common stock to raise capital, complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our stockholders and likely present other risks.  The issuance of additional shares of preferred stock or common stock:

•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and
•	may adversely affect prevailing market prices for our common stock.

Our authorized capital stock includes 20,000,000 shares of common stock, 6,856,800 shares of which are issued and outstanding, and 1,000,000 shares of preferred stock, 37,316 shares of which are issued.  Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to issue authorized shares of common stock and preferred stock and determine the designations, powers, preferences, limitations, restrictions, special or relative rights or qualifications, voting rights, dividend rates, conversion rights, redemption price, and liquidation preferences of any series of preferred stock.  Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock.

Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals.

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 1,000,000 shares of preferred stock without stockholder action.  Subject to limitations imposed by law or our articles of incorporation, the preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders.  At December 31, 2015, 37,316 shares of preferred stock were outstanding.

Banking Laws. Any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act, which may delay, discourage or prevent an attempted acquisition or change in control of us.

Restrictions on Calling Special Meeting and Board Nominations. Our bylaws include a provision prohibiting the holders of less than 25% of the voting shares from calling a special meeting of stockholders.  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting.

Cumulative Voting and Other Board Matters.  Our charter expressly denies cumulative voting in the election of directors.  Further our board of directors is divided into three classes, and only one class is up for election each year.  Our charter provides that our directors may only be removed for cause and then only by an affirmative vote of at least a majority of the outstanding shares entitled generally in the election of directors.  These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties.

As of September 30, 2016, the Company conducts operations through seven locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank’s Albuquerque offices are in leased office spaces and the Cerrillos Road office is subject to a ground lease as further discussed in Part II, Item 8 of the Form 10-K, Note 11.  In March 2016, the Bank formed Triscensions ABQ, LLCs, a wholly owned subsidiary of the Bank, for the purpose of acquiring, holding, and managing a commercial office building at 7445 Pan American Freeway, NE in Albuquerque, NM.  The Bank intends to utilize approximately one quarter of the building for future banking offices.  The transaction is further discussed in Part II, Item 8, Note 22.   The Cerrillos Road ground lease contains a purchase option exercised in 2015, the cost of which is largely offset by a loan held on the property. The Company notified the owners of its intent to exercise its option to purchase the property and expects to complete the purchase or extend the leases in 2016.

In addition to our offices, the Bank operates 22 automatic teller machines (“ATMs”) throughout northern New Mexico.  The ATMs are housed either on Bank properties or on leased property.

Properties	Address	Entity

Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity

Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank

White Rock Office	77 Rover White Rock, New Mexico 87544	Bank

Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank

Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank

Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico 87507	Bank

Albuquerque Office II (AJ II)	6700 Jefferson NE Suite D-1 Albuquerque, New Mexico 87109	Bank

Albuquerque Office I (AJ I)	6700 Jefferson NE Suite A-2 Albuquerque, New Mexico 87109	Bank

Item 3.	Legal Proceedings

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

SEC Investigation: On September 28, 2015, the SEC announced an administrative settlement with the Company, resolving the previously reported investigation of the Company’s historical accounting and reporting with respect to its restatement of financial information for the years ended December 31, 2006 through December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012.  The Company and the SEC settled the investigation, pursuant to which the Company, without admitting or denying any factual allegations, consented to the SEC’s issuance of an administrative order finding that the Company did not properly account for the Bank’s loan portfolio during 2006 through 2011 and the first two quarters of 2012, did not properly account for its OREO in 2011, and did not have effective internal accounting controls over loan and OREO accounting. In addition, the SEC found that certain former members of the Bank’s management caused the Bank to engage in false and misleading accounting and overrode internal accounting controls.  As a result, the SEC found that the Company violated certain provisions of the securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; Section 17(a) of the Securities Act of 1933; and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder; Section 13(b)(2)(A) of the Exchange Act; and Sections 13(b)(2)(B) of the Exchange Act. The settlement orders the Company to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty in the amount of $1.5 million. The Company agreed to cooperate in proceedings brought by the SEC as well as any future investigations into matters described in the settlement. The Company cooperated fully with the SEC investigation.

SIGTARP/DOJ Investigation: The Special Inspector General of the Troubled Asset Relief Program (“SIGTARP”) and the Department of Justice (“DOJ”) initiated a criminal investigation relating to the financial reporting and securities filings referenced above and actions relating to the 2012 examination of the Bank by the OCC. The Company is cooperating with all requests from SIGTARP and the DOJ. SIGTARP and DOJ have advised the Company that it is not the target of the investigation.

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

Title Insurance Coverage Litigation:

First American Title v. Los Alamos National Bank (Second Judicial District Court, State of New Mexico, Case No. D-202-CV-201207023).  This suit relates to title coverage claims regarding a commercial property that served as collateral for a commercial loan made by the Bank.  The title company asserted a claim against the Bank for recovery of losses suffered as a result of a settlement entered into by both the title company and the Bank to satisfy the claims of certain contractors who filed liens on the property. On April 29, 2016, the District Court issued its Findings of Fact and Conclusions of Law finding against the Bank and finding the plaintiff is entitled to a judgment in the amount of $150,000 and its costs of bringing suit.  The suit was settled in June 2016 for significantly less than the judgment amount.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trinity’s common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of September 30, 2016, there were 6,526,302 shares of common stock outstanding and approximately 1,660 stockholders of record.  At December 31, 2015, the most recently reported sale price of Trinity’s stock was $4.00 per share. As of September 30, 2016, the most recently reported sale price of Trinity’s stock was $4.00 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.

Quarter ended	High sales price	Low sales price
December 31, 2015	$4.00	$4.00
September 30, 2015	4.00	4.00
June 30, 2015	4.50	4.00
March 31, 2015	4.50	3.00

December 31, 2014	$3.40	$2.50
September 30, 2014	4.25	3.50
June 30, 2014	4.50	4.25
March 31, 2014	5.00	4.25

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Part III, Item 12,“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Dividend Policy

Trinity did not pay dividends on its common stock during 2015 or 2014.  The Company is subject to certain restrictions that currently materially limit its ability to pay dividends on its common stock.  Under New Mexico law, a corporation may not, subject to any restrictions in its articles of incorporation, make any distributions to its shareholders if, after giving effect to such distribution either (1) the corporation would be unable to pay its debts as they become due in the usual course of its business, or (2) the corporation’s total assets would be less than the sum of its total liabilities and the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.

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

As of December 31, 2015, the Company had a total of $6.9 million of accrued and unpaid interest due on the junior subordinated debentures and $8.7 million of accrued and unpaid dividends due under the Preferred Stock. See Item 1, “Supervision and Regulation” of this Form 10-K for a more detailed description of these limitations. The Company continues to defer the interest due on the junior subordinated debentures and the dividends on the Preferred Stock. As of September 30, 2016, the Company had a total of $9.1 million of accrued and unpaid interest due on the junior subordinated debentures.

As of September 30, 2016, the Company continues to defer the payment of dividends on the Preferred Stock.  As of that date, the amount of dividends accrued and unpaid for Series A and Series B totaled $11.2 million and $677 thousand, respectively or $314.91 dollars per share for Series A and $380.85 per share for Series B.

Dividends from the Bank have traditionally served as a major source of funds with which Trinity pays dividends and interest due.  However, pursuant to the Consent Order with the OCC, the Bank may not declare or pay any dividends to Trinity unless it first obtains a prior written determination of no supervisory objection from the OCC.  In addition, Trinity cannot accept the payment of a dividend from the Bank without prior written approval of the FRB.

Issuer Purchases of Equity Securities

During 2015 and 2014, the Company made no repurchases of any class of equity securities.

Stockholder Return Performance Graph

The following graph and related information shall not be deemed to be filed, but rather furnished to the SEC by inclusion herein.

The following graph shows a comparison of cumulative total returns for Trinity, the NASDAQ Stock Market, an index of all bank stocks followed by SNL, an index of bank stock for banks with $1 billion to $5 billion in total assets followed by SNL, and an index of bank stocks for banks in asset size over $500 million that are quoted on the Pink Sheets followed by SNL.  The cumulative total stockholder return computations assume the investment of $100.00 on December 31, 2011 and the reinvestment of all dividends.  Figures for Trinity’s common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The graph was prepared using data provided by SNL Financial LLC, Charlottesville, Virginia.

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Trinity Capital Corporation	$100.00	$70.59	$39.22	$23.53	$31.37
NASDAQ Composite	100.00	115.91	160.32	181.80	192.21
SNL Bank	100.00	132.25	178.24	195.55	194.97
SNL Bank $1B to $5B	100.00	120.62	172.25	176.73	163.66
SNL > $500M Pink Banks	100.00	107.55	128.49	147.99	161.33

Item 6.	Selected Consolidated Financial Data

The following tables set forth certain consolidated financial and other data of Trinity at the dates and for the periods indicated.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share and share data)
Statement of Operations data:
Interest income	$47,604	$52,150	$60,695	$67,274	$66,044
Interest expense	5,876	7,356	8,821	10,393	12,506
Net interest income	41,728	44,794	51,874	56,881	53,538
Provision for loan losses	500	2,000	-	27,206	30,561
Net interest income after provision for loan losses	41,228	42,794	51,874	29,675	22,977
Noninterest income	11,574	13,186	15,465	19,125	15,831
Noninterest expenses	50,888	60,802	54,476	51,558	52,577
Income (loss) before provision (benefit) for income taxes	1,914	(4,822)	12,863	(2,758)	(13,769)
Provision (benefit) for income taxes	-	1,170	-	(250)	9,639
Net income (loss)	1,914	(5,992)	12,863	(2,508)	(23,408)
Dividends on preferred shares	3,803	3,230	2,144	2,115	2,142
Net (loss) income available to common shareholders	$(1,889)	$(9,222)	$10,719	$(4,623)	$(25,550)

Common Share data:
(Loss) Earnings per common share	$(0.29)	$(1.43)	$1.66	$(0.72)	$(3.96)
Diluted (loss) earnings per common share	(0.29)	(1.43)	1.66	(0.72)	(3.96)
Book value per common share (1)	6.51	7.20	8.63	7.09	7.89
Shares outstanding at end of period	6,491,802	6,453,049	6,449,726	6,449,726	6,449,726
Weighted average common shares outstanding	6,483,637	6,452,557	6,449,726	6,449,726	6,449,726
Diluted weighted average common shares outstanding	6,483,637	6,452,557	6,449,726	6,449,726	6,449,726
Dividend pay out ratio (2)	N/A	N/A	N/A	-0.2083	-0.0631
Cash dividend declared per common share (3)	$-	$-	$-	$0.15	$0.25

(1)	Computed by dividing total stockholders’ equity less preferred stock, including net stock owned by the Employee Stock Ownership Plan (“ESOP”), by shares outstanding at end of period.
(2)	Computed by dividing dividends declared per common share by earnings (loss) per common share.
(3)	Computed by dividing dividends on consolidated statements of changes in stockholders’ equity by weighted average common shares outstanding.

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data:
Investment securities	$325,026	$227,797	$143,148	$133,391	$145,490
Loans, gross	839,788	910,547	1,057,088	1,193,824	1,184,319
Allowance for loan loses	17,392	24,783	28,358	35,633	34,873
Total assets	1,398,985	1,446,206	1,550,020	1,544,912	1,484,179
Deposits	1,253,958	1,282,592	1,383,065	1,393,139	1,327,127
Borrowings, including capital lease obligation	4,511	24,511	24,511	24,511	24,511
Junior subordinated debt	37,116	37,116	37,116	37,116	37,116
Stock owned by ESOP participants, net of unearned ESOP shares	2,690	2,019	3,366	6,059	8,245
Stockholders' equity	76,300	81,003	88,710	75,858	78,679

Performance ratios:
Return on average assets (1)	0.13%	(0.40)%	0.83%	(0.17)%	(1.53)%
Return on average equity (2)	2.31%	(6.84)%	14.70%	(3.00)%	(26.93)%
Return on average common equity (3)	(4.09)%	(16.78)%	20.95%	(9.74)%	(36.91)%
Net interest margin (4)	3.02%	3.15%	3.56%	3.90%	3.75%
Loans to deposits	66.97%	70.99%	76.43%	85.69%	89.24%
Efficiency ratio (5)	95.47%	104.87%	80.90%	67.83%	75.79%

(1)	Calculated by dividing net income (loss) by average assets.
(2)	Calculated by dividing net income (loss) by average stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(3)	Calculated by dividing net income (loss) available to common shareholders by average common stockholders’ equity, including stock owned by ESOP participants, net of unearned ESOP shares.
(4)	Calculated by dividing net interest income (adjusting for federal and state exemption of interest income and certain other permanent income tax differences) by average earning assets.
(5)	Calculated by dividing operating expense by the sum of net interest income and noninterest income.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Asset Quality Ratios:
Non-performing loans to total loans	3.60%	5.29%	4.92%	3.81%	5.91%
Non-performing assets to total assets	2.76%	4.32%	4.29%	3.56%	5.63%
Allowance for loan losses to total loans	2.07%	2.72%	2.68%	2.98%	2.94%
Allowance for loan losses to non- performing loans	57.35%	51.40%	54.41%	78.09%	49.75%
Net loan charge-offs to average loans	0.91%	0.57%	0.64%	2.18%	2.18%

Capital Ratios: (1)

Tier 1 capital (to risk-weighted assets)	11.13%	12.10%	11.93%	9.47%	9.93%
Total capital (to risk-weighted assets)	14.10%	14.27%	13.72%	11.50%	11.81%
Common Equity Tier 1 (to risk weighted assets)	4.85%	NA	NA	NA	NA
Tier 1 leverage (to average assets)	7.11%	7.54%	8.02%	6.98%	7.78%
Average equity, including junior subordinated debt, to average assets	8.32%	8.50%	8.09%	7.98%	8.09%

Other:
Banking facilities	7	7	7	7	7
Full-time equivalent employees	307	350	358	347	331

(1)
Ratios presented are for Trinity on a consolidated basis.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 19 to the consolidated financial statements included in Part II, Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under Part I, Item 1A “Risk Factors” and elsewhere in this Form 10-K. See “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-K and “Risk Factors” set forth in Part I, Item 1A of this Form 10-K.

Overview

The Company’s net loss available to common shareholders was reduced by $7.3 million from a net loss of $9.2 million for the year ended December 31, 2014 to net loss of $1.9 million for the year ended December 31, 2015. This loss was primarily attributable to the decrease in interest income on loans and the decrease in income on the venture capital investments.  Offsetting these factors was a reduction in professional and legal fees in connection with the audits for the restatements of financial statements, a decrease in losses on sale of OREO properties, a decrease in loan loss provisions, and a decrease in interest expenses. As discussed in Part I, Item 3 of this Annual Report on Form 10-K, the Company reached a settlement with the SEC on September 28, 2015, resolving the previously reported investigation which began in January 2013.  Under the terms of the agreement with the SEC, the Company will continue to provide assistance in any proceeding or investigation relating to the settlement.  Additionally, the Company is cooperating with requests for information received from SIGTARP and DOJ.  The related investigations resulted in the significant increase in legal, professional and accounting fees from prior periods and the imposition of a civil monetary penalty in the amount of $1.5 million. The penalty imposed is reflected in the quarterly period ended March 31, 2014.

The Company continues to experience challenges in its loan portfolio, with high levels of non-performing loans and foreclosed properties.  In response to these challenges and to proactively position the Company to meet these challenges, we continue to reduce our concentration in the construction real estate portfolio and have taken other steps in compliance with the regulatory enforcement actions taken against the Company and the Bank.

Regulatory Actions Against the Company and the Bank.

As discussed in Part I, Item 1 of this Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to average total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Allowance for Loan and Lease Losses:  The allowance for loan and lease losses is that amount which, in management’s judgment, is considered appropriate to provide for probable incurred losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for impaired loans and historical loss experience factors, combined with other considerations, such as delinquency, nonaccrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable incurred loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, as an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

Investment securities:  Securities classified as available for sale are debt securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income, net of the related deferred tax effect.  Securities classified as held to maturity are those securities that the Bank has the ability and positive intent to hold until maturity.  These securities are reported at amortized cost.  Sales of investment securities held to maturity within three months of maturity are treated as maturities. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence was insufficient to overcome the negative evidence.  Therefore, the Company continues to maintain a full valuation allowance on its net deferred tax assets as of December 31, 2015.

Reversal of the DTA valuation allowance is subject to considerable judgment. However, the Company expects to reverse the DTA valuation allowance once it has demonstrated a sustainable return to profitability and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. Depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality, a reversal of the valuation allowance could occur. In that event, there will remain limitations on the ability to include the DTA for regulatory capital purposes. Pursuant to regulatory requirements, DTAs that arise from net operating loss and tax credit carryforwards are shown as a deduction from common equity tier 1 capital and additional tier 1 capital based on transition provisions starting in 2015 with these DTAs being fully deducted from common equity tier 1 capital in 2018.  DTAs that arise from temporary differences that could not be realized through net operating loss carrybacks which exceed either a 10% or 15% threshold of common equity tier 1 capital are reported as deductions from common equity tier 1 capital.  Finally, DTAs that arise from temporary differences that can be realized through net operating loss carrybacks are not subject to deduction.

Other Real Estate Owned (“OREO”): OREO, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.

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

Fees earned for MSRs are recorded as mortgage loan servicing fees on the consolidated statement of operations.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of MSRs as well as change in any valuation allowances are netted against loans servicing fee income.

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

Net Income (Loss). Net loss available to common shareholders for the year ended December 31, 2015 was $1.9 million, or a diluted loss per common share of $0.29, compared to net loss available to common shareholders of $9.2 million for the year ended December 31, 2014, or diluted loss per common share of $1.43, a decrease of $7.3 million in net losses and a decrease in diluted loss per common share of $1.14.  This decrease in net loss available to common shareholders was primarily due to decreases of $3.6 million in professional, legal and accounting fees, a decrease of $2.4 million in losses on sales of OREO properties, a decrease in the loan loss provision of $1.5 million, a decrease of $1 million in interest expense on deposits, $800 thousand decreases in both salaries and employee benefits and occupancy expenses, and an increase of $1.6 million in investment securities interest income.  These fluctuations were partially offset by a decrease in interest income on loans including loan fees of $6.4 million.  Reductions in the net loan portfolio of $63.4 million resulted in an adverse effect on the interest income earned on loans. The reduction in the size of the loan portfolio was driven by management’s focus on reducing nonperforming assets and positioning the Bank to meet and exceed its targeted capital levels.  The decrease in the provision for loan losses was due to decreases in the loan portfolio and in the amount of non-performing loans. The decrease in legal, professional and accounting fees was due to decreased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agencies, including the SEC, as well as compliance with enforcement actions issued by bank regulators. A reduction in interest-bearing deposits of $37 million resulted in a decline for net interest expense on deposits.

Net loss available to common shareholders for the year ended December 31, 2014 was $9.2 million, or diluted loss per common share of $1.43, compared to a net income available to common shareholders of $10.7 million for the year ended December 31, 2013, or a diluted earnings per common share of $1.66, a decrease of $19.9 million in net income and a decrease in diluted earnings per common share of $3.09.  This decrease in net income available to common shareholders was primarily due to decreases in interest income on loans of $9.2 million and decrease in net gain on sale of loans of $2.8 million as well as increases in legal, professional and accounting fees of $3.7 million, a $2 million provision for loan loss expense, amortization and valuation of MSRs of $1.5 million and the payment of a civil monetary penalty of $1.5 million to the SEC. These fluctuations were partially offset by decreases in collection expenses of $3.2 million and interest expense on deposits of $1.6 million. Reductions in the net loan portfolio of $143 million resulted in an adverse effect on the interest income earned on loans. The reduction in the size of the loan portfolio was driven by management’s focus on reducing nonperforming assets and positioning the Bank to meet and exceed its targeted capital levels. Net gain on sale of loans decreased mainly due to a lower volume of loans sold in 2014 compared to 2013.  The increase in the provision for loan losses was due to loan impairment adjustments identified in subsequent event reviews and to provide an adequate reserve for problem loans. The increase in legal, professional and accounting fees was due to increased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agencies, including the SEC, as well as compliance with enforcement actions issued by bank regulators. Collection expenses decreased primarily due to a lower volume of appraisals and title work as a result of the restatement work which occurred in 2013 and sale or refinance of OREO properties under third-party management.  A reduction in interest-bearing deposits of $95.9 million resulted in a decline for net interest expense on deposits. The increase in the amortization and valuation of MSRs was due to an increase in the valuation allowance.

Net Interest Income. The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$862,465	$42,364	4.91%	$975,317	$48,766	5.00%	$1,142,734	$58,002	5.08%
Taxable investment securities	269,653	3,956	1.47%	178,102	2,081	1.17%	136,909	1,456	1.06%
Investment securities exempt from federal income taxes	6,739	175		12,223	452	3.70%	12,585	582	4.62%
Securities purchased under resell agreements	20,129	155	0.77%	19,689	134	0.68%	17,937	126	0.70%
Other interest-bearing deposits	217,590	739	0.34%	234,755	580	0.25%	155,371	392	0.25%
Non-marketable equity securities	4,281	215	5.02%	1,116	137	12.28%	3,750	137	3.65%
Total interest-earning assets	1,380,857	47,604	3.45%	1,421,202	52,150	3.67%	1,469,286	60,695	4.13%
Non-interest-earning assets	61,065			63,602			71,676
Total assets	$1,441,922			$1,484,804			$1,540,962

Interest-bearing Liabilities:
Deposits:
NOW deposits	$157,587	$106	0.07%	$152,615	$173	0.11%	$180,336	$219	0.12%
Money market deposits	292,660	202	0.07%	290,951	271	0.09%	245,280	285	0.12%
Savings deposits	374,671	318	0.08%	354,311	299	0.08%	346,353	284	0.08%
Time deposits over $100,000	170,770	1,457	0.85%	211,582	2,074	0.98%	257,295	3,106	1.21%
Time deposits under $100,000	140,579	856	0.61%	162,423	1,116	0.69%	185,664	1,638	0.88%
Short-term borrowings	4,441	139	3.13%	15,430	471	3.05%	-	-	0.00%
Long-term borrowings	2,300	146	6.35%	6,870	285	4.15%	22,300	756	3.39%
Long-term capital lease obligation	2,211	-	0.00%	2,211	239	10.81%	2,211	268	12.12%
Junior subordinated debt	37,116	2,652	7.15%	37,116	2,428	6.54%	37,116	2,265	6.10%
Total interest-bearing liabilities	1,182,335	5,876	0.50%	1,233,509	7,356	0.60%	1,276,555	8,821	0.69%
Demand deposits, noninterest- bearing	151,283			152,599			148,818
Other noninterest-bearing liabilities	25,430			10,650			28,110
Stockholders' equity, including stock owned by ESOP	82,874			88,046			87,479
Total liabilities and stockholders equity	$1,441,922			$1,484,804			$1,540,962
Net interest income/interest rate spread (2)		$41,728	2.95%		$44,794	3.07%		$51,874	3.44%
Net interest margin (3)			3.02%			3.15%			3.53%

(1)
Average loans include nonaccrual loans of $31.5 million, $50.7 million and $50.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Interest income includes loan origination fees of $1.3 million, $1.3 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2015, net interest income decreased $3.1 million to $41.7 million from $44.8 million in 2014 due to lower interest income of $4.6 million offset by a decrease in interest expense of $1.5 million from 2014.  Net interest income decreased primarily due to a lower average volume of loans of $112.9 million partially offset by an increase in average taxable investment securities of $91.6 million.  The lower volume of loans and earning assets in general resulted in the average yield on earning assets to decline 22 basis points to 3.45% from 3.67% in 2014.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $62.7 million partially offset by an increase in average savings deposits of $20.4 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline 10 basis points to 0.50% from 0.60% in 2014. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin decreased 13 basis points to 3.02% in 2015 from 3.15% in 2014.

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

	Year ended December 31,			Year Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans, includes fees	$(5,643)	$(759)	$(6,402)	$(8,498)	$(738)	$(9,236)
Taxable investment securities	1,070	805	1,875	438	187	625
Investment securities exempt from federal income taxes	(203)	(249)	(452)	(17)	(113)	(130)
Securities purchased under resell agreements	3	18	21	12	(4)	8
Other interest bearing deposits	(42)	201	159	200	(12)	188
Non-marketable equity securities	389	(311)	78	(97)	97	-
Total (decrease) increase in interest income	$(4,426)	$(295)	$(4,721)	$(7,962)	$(583)	$(8,545)
Interest-bearing Liabilities:
NOW deposits	$6	$(73)	$(67)	$(34)	$(12)	$(46)
Money market deposits	2	(71)	(69)	53	(67)	(14)
Savings deposits	17	2	19	7	8	15
Time deposits over $100,000	(400)	(217)	(617)	(552)	(480)	(1,032)
Time deposits under $100,000	(150)	(110)	(260)	(205)	(317)	(522)
Short-term borrowings	(335)	3	(332)	471	-	471
Long-term borrowings	(191)	52	(139)	(471)	-	(471)
Capital long-term lease obligation	-	(239)	(239)	-	(29)	(29)
Junior subordinated debt	-	224	224	-	163	163
Total increase (decrease) in interest expense	$(1,051)	$(429)	$(1,480)	$(731)	$(734)	$(1,465)
Increase (decrease) in net interest income	$(3,375)	$134	$(3,241)	$(7,231)	$151	$(7,080)

Provision for Loan Losses. Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2015 and December 31, 2014 was $17.4 million and $28.4 million, respectively, representing 2.1% and 2.7% of total loans as of such dates. We recorded a $500 thousand provision for loan losses for the year ended December 31, 2015 compared with $2.0 million for the year ended December 31, 2014. The decrease in the provision was primarily due to a decrease in impaired loan balances.  See the Balance Sheet section below for further information on provision for loan losses.

The provision for loan losses for the year ended December 31, 2014 was $2.0 million compared with no provision for the year ended December 31, 2013. The increase in the provision was largely the result of impairment adjustments identified during subsequent event reviews to maintain an adequate reserve for the current portfolio.

Noninterest Income. Changes in noninterest income between 2015 and 2014 and between 2014 and 2013 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Net difference	2014	2013	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$2,298	$2,428	$(130)	$2,428	$2,563	$(135)
Trust and investment services fees	2,604	2,564	40	2,564	2,359	205
Service charges on deposits	1,262	1,528	(266)	1,528	1,516	12
Net gain on sale of loans	2,629	2,373	256	2,373	5,175	(2,802)
Net gain (loss) on sale of securities	4	1	3	1	(80)	81
Other fees	3,979	3,975	4	3,975	3,650	325
Other noninterest (loss) income	(1,202)	317	(1,519)	317	282	35
Total noninterest income	$11,574	$13,186	$(1,612)	$13,186	$15,465	$(2,279)

Noninterest income decreased $1.6 million to $11.6 million in 2015 from $13.2 million in 2014, primarily attributable to decrease in income on the venture capital investments of $1.4 million due to impairment and recorded losses reported to us, a decrease in service charges on deposits of $266 thousand, and a decrease of mortgage servicing income of $130 thousand.

Noninterest income decreased $2.3 million to $13.2 million in 2014 from $15.5 million in 2013, primarily attributable to net gain on sale of loans decreasing $2.8 million due to a lower volume of loans sold in 2014 compared to 2013. The reduction in the volume of loans sold was reflective of the decline in residential mortgage activity in the Bank’s market.

Noninterest Expenses. Changes in noninterest expenses between 2015 and 2014 and between 2014 and 2013, were as follows:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Net difference	2014	2013	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$24,482	$25,269	$(787)	$25,269	$24,415	$854
Occupancy	3,452	4,204	(752)	4,204	4,105	99
Losses and write-downs on OREO, net	(427)	2,012	(2,439)	2,012	980	1,032
Other noninterest expenses:
Data processing	2,979	3,155	(176)	3,155	3,202	(47)
Marketing	1,335	1,119	216	1,119	1,181	(62)
Amortization and valuation of MSRs	1,393	1,673	(280)	1,673	219	1,454
Supplies	486	444	42	444	652	(208)
Postage	648	748	(100)	748	795	(47)
Bankcard and ATM network fees	1,872	2,169	(297)	2,169	1,458	711
Legal, professional and accounting fees	7,304	10,868	(3,564)	10,868	7,169	3,699
FDIC insurance premiums	3,087	3,211	(124)	3,211	2,944	267
Collection expenses	834	1,217	(383)	1,217	4,369	(3,152)
Other	3,443	4,713	(1,270)	4,713	2,987	1,726
Total other noninterest expenses	23,381	29,317	(5,936)	29,317	24,976	4,341
Total noninterest expenses	$50,888	$60,802	$(9,914)	$60,802	$54,476	$6,326

Noninterest expenses decreased $9.9 million to $50.9 million in 2015 from $60.8 million in 2014. This decrease was primarily attributable to a decrease of $3.6 million in legal, professional and accounting fees due to reduced fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators; decrease on losses on sale of OREO properties of $2.4 million, a decrease of $787 thousand in salaries and employee benefits, a decrease of $752 thousand in occupancy expenses, a decrease of $757 thousand included in the other category due to the payment of the civil money penalty to the SEC in 2014,  a decrease of $372 thousand in OREO property management expenses, a decrease of $297 thousand in bankcard and network expenses, and a decrease of $280 thousand in MSR amortization and valuation.

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

Income Taxes. Provision (benefit) for income taxes decreased $1.2 million from 2014 to 2015.   There was no income tax provision or benefit in 2015 due to a full valuation allowance on the deferred tax assets.  For further discussion of income taxes, see Note 14 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data”.

Financial Condition

Balance Sheet-General. Total assets as of December 31, 2015 were $1.4 billion, decreasing $46 million from $1.45 billion as of December 31, 2014.  During 2015, net loans decreased by $63.4 million and cash and cash equivalents decreased by $58.5 million, but were offset by an increase of $100 million in investment securities available for sale.  During the same period total liabilities decreased to $1.32 billion, a decrease of $43.2 million.  Stockholders’ equity (excluding stock owned by the ESOP) decreased $4.7 million to $76.3 million as of December 31, 2015 compared to $81.0 million as of December 31, 2014 primarily due to a decrease in retained earnings of $2.9 million.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see “Sources of Funds” included below under this Item 7 and “Asset Liability Management” included under Item 7A of this Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio:

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$69,798	$69,584	$42,438	$42,282	$73,391	$73,102
States and political subdivisions	3,429	3,576	4,964	5,087	501	505
Residential mortgage-backed security	123,055	121,597	102,482	101,775	5,540	5,465
Residential collateralized mortgage obligation	40,305	39,921	41,119	41,051	44,705	44,232
Commercial mortgage backed security	41,341	41,119	24,993	24,882	-	-
SBA pool	757	750	949	945	-	-
Asset-backed security	40,136	39,493	-	-	-	-
Totals	$318,821	$316,040	$216,945	$216,022	$124,137	$123,304

Securities Held to Maturity:
SBA pools	$8,986	$8,988	$9,269	$9,378	$9,756	$9,778
State and political subdivisions	-	-	2,506	2,569	10,088	9,854
Totals	$8,986	$8,988	$11,775	$11,947	$19,844	$19,632

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from four months to eight years.  States and political subdivision investment securities consist of a local issue rated “Aa1” by Moody’s Investment Services with maturities of eight months to eleven years.

The Company had a total of $40.3 million in CMOs as of December 31, 2015.  The CMOs were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2015, the ratings of these securities ranged from AAA to BBB+, all of which are considered “Investment Grade” (rating of “BBB” or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of December 31, 2015, none of these securities were deemed to have OTTI.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2015 and 2014, securities of no single issuer exceeded 10% of stockholders’ equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2015:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of December 31, 2015	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$10,559	0.59%	$19,785	1.30%	$39,240	2.25%	$-	0.00%
States and political subdivision (1)	202	0.56%	1,092	1.48%	1,962	2.31%	320	2.70%
Mortgage backed	-	0.00%	849	1.34%	25,336	2.27%	176,452	1.60%
SBA pools	-	0.00%	-	0.00%	-	0.00%	750	1.04%
Asset backed ssecurities	-	0.00%	-	0.00%	-	0.00%	39,493	2.01%
Totals	$10,761	0.53%	$21,726	0.80%	$66,538	2.13%	$217,015	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$8,988	3.48%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$8,988	3.48%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As a result of the economic downturn, loan demand has slowed and with management’s focus on completing the restatement, levels of total loans decreased steadily from 2012 to 2015.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank’s strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$92,995	11.05%	$108,309	11.87%	$145,445	13.73%
Commercial real estate	371,599	44.17	366,199	40.15	406,048	38.34
Residential real estate	258,606	30.74	305,744	33.52	341,050	32.20
Construction real estate	89,341	10.62	100,178	10.98	125,877	11.89
Installment and other	28,730	3.42	31,768	3.48	40,637	3.84
Total loans	841,271	100.00	912,198	100.00	1,059,057	100.00
Unearned income	(1,483)		(1,651)		(1,969)
Gross loans	839,788		910,547		1,057,088
Allowance for loan losses	(17,392)		(24,783)		(28,358)
Net loans	$822,396		$885,764		$1,028,730

Net loans decreased $63.4 million from $885.8 million as of December 31, 2014 to $822.4 million as of December 31, 2015.  The largest decreases were in gross residential real estate loans of $47.1 million, gross commercial loans of $15.3 million, and gross construction loans of $10.8 million.  Partially offset by increases in gross commercial real estate loans of $5.4 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of December 31, 2015:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$18,128	$53,695	$8,640	$2,016	$10,516	$-	$37,284	$55,711
Commercial real estate	1,863	148,953	48,591	64,118	86,727	21,347	137,181	234,418
Residential real estate	24,464	106,799	5,334	17,410	102,307	2,292	132,105	126,501
Construction real estate	24,131	48,139	4,720	265	5,122	6,964	33,973	55,368
Installment and other	11,311	5,848	6,716	40	4,815	-	22,842	5,888
Total loans	$79,897	$363,434	$74,001	$83,849	$209,487	$30,603	$363,385	$477,886

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010 at approximately $100.0 million.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accruing loans	$30,325	$47,856	$52,086	$45,631	$70,099
Loans 90 days or more past due, still accruing interest	-	361	32	-	-
Total non-performing loans	30,325	48,217	52,118	45,631	70,099
OREO	8,346	13,980	14,002	9,211	13,193
Other repossessed assets	-	338	343	115	262
Total non-performing assets	$38,671	$62,535	$66,463	$54,957	$83,554
TDRs, still accruing interest	$53,592	$60,973	$80,873	$80,609	$54,570
Total non-performing loans to total loans	3.60%	5.29%	4.92%	3.81%	5.91%
Allowance for loan losses to non- performing loans	57.35%	51.40%	54.41%	78.09%	49.75%
Total non-performing assets to total assets	2.76%	4.32%	4.29%	3.56%	5.63%

The following table presents data related to non-performing loans by dollar amount and category as of December 31, 2015 and 2014:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	17	2,268	16	5,019	51	7,821
Total	17	$2,268	19	$10,738	51	$7,821

Percentage of individual loan category		2.44%		2.89%		3.02%

December 31, 2014
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	3	10,506	-	-
$1.5 million to $2.9 million	-	-	2	3,809	-	-
Under $1.5 million	32	3,697	19	7,581	65	11,407
Total	32	$3,697	24	$21,896	65	$11,407

Percentage of individual loan category		3.41%		5.98%		3.73%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	19	4,500	4	146	107	19,754
Total	21	$9,351	4	$146	112	$30,324

Percentage of individual loan category		10.47%		0.51%		3.60%

December 31, 2014
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	3	10,506
$1.5 million to $2.9 million	3	5,340	-	-	5	9,149
Under $1.5 million	32	5,225	6	252	154	28,162
Total	35	$10,565	6	$252	162	$47,817

Percentage of individual loan category		10.55%		0.79%		5.24%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers now have access to all elements of a relationship.  In 2015 and 2014, a significant portion of the loan portfolio was also examined by independent third party consultants.

There were significant changes to the Bank’s credit policy in 2014.  Among these were:

•
Bank’s engagement of an independent third party to perform an annual review of no less than 40% of the commercial loan portfolio.  The review will include but not be limited to both new credits over $1 million in size closed in the previous twelve months and large relationships to insure proper closing and monitoring of these credits.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are made.  If interest on nonaccrual loans had been accrued, such income would have amounted to $1.8 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively.  Our policy is to place loans 90 days past due on nonaccrual status.

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

As of December 31, 2015, total non-performing assets decreased $23.8 million to $38.7 million from $62.5 million as of December 31, 2014 primarily due to a decrease in non-accruing loans of $17.5 million.  The decreases in non-accruing loans were primarily in the categories of commercial real estate loans of $11.6 million, residential real estate loans of $3.2 million, commercial loans of $1.4 million, construction loans of $1.2 million, and installment and other loans of $106 thousand. The overall reduction in non-performing assets is a result of a combination of transfers to OREO and charge-offs.

The following table presents a summary of OREO activity for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Balance at beginning of period	$13,980	$14,002
Transfers in at fair value	3,958	11,523
Write-down of value	(506)	(2,730)
Gain (loss) on disposal	749	651
Cash received upon disposition	(7,989)	(8,849)
Sales financed by loans	(1,846)	(617)
Balance at end of period	$8,346	$13,980

As of December 31, 2015 and 2014, total OREO consisted of:

	2015	2014
	(In thousands)
Commercial real estate	$781	$2,985
Residential real estate	3,024	5,284
Construction real estate	4,541	5,711
Total	$8,346	$13,980

As of December 31, 2015, there were a total of 34 properties in OREO.  Of these, three (3)  were commercial real estate properties, fifteen (15) were residential real estate properties and sixteen (16) were construction real estate properties.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$24,783	$28,358	$35,633	$34,873	$30,316
Provision for loan losses	500	2,000	-	27,206	30,561
Charge-offs:
Commercial	1,919	2,261	2,028	8,964	5,531
Commercial real estate	4,731	2,772	3,296	10,190	7,103
Residential real estate	2,297	2,463	2,447	4,081	6,378
Construction real estate	1,570	285	471	6,919	7,617
Installment and other	642	631	929	1,263	1,680
Total charge-offs	11,159	8,412	9,171	31,417	28,309
Recoveries:
Commercial	1,476	818	762	3,776	727
Commercial real estate	508	746	290	270	234
Residential real estate	520	669	436	147	977
Construction real estate	471	454	295	472	186
Installment and other	293	150	113	306	181
Total recoveries	3,268	2,837	1,896	4,971	2,305
Net charge-offs	7,891	5,575	7,275	26,446	26,004
Balance at end of year	$17,392	$24,783	$28,358	$35,633	$34,873

Net charge-offs for 2015 totaled $7.9 million, an increase of $2.3 million from 2014 primarily due to increases in net charge-offs for commercial real estate loans of $2.2 million and increases in net charge-offs of construction real estate loans of $1.3 million, partially offset by decreases in net charge-offs for commercial loans of $1.0 million.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each classification to total loans:

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,442	14.04%	$4,031	16.27%
Commercial real estate	6,751	38.82	8,339	33.65
Residential real estate	6,082	34.97	7,939	32.03
Construction real estate	1,143	6.57	3,323	13.41
Installment and other	940	5.40	788	3.18
Unallocated	34	0.19	363	1.46
Total	$17,393	100.00%	$24,783	100.00%

The allowance for loan losses decreased $7.4 million from $24.8 million as of December 31, 2014 to $17.4 million as of December 31, 2015. This reduction was largely due to net charge-offs in all loan categories. Non-recurring charge-offs in the amount of $4.1 million were required in 2015 due to a bulk sale of loans.  A $500 thousand and $2.0 million provision for loan loss was required during 2015 and 2014, respectively, due to impairment adjustments identified during subsequent event reviews to maintain an adequate reserve for the current portfolio. Specific reserves in the amount of $8.0 million were recorded as of December 31, 2014 to cover charge-offs recorded during 2015.  As of December 31, 2015 there are $4.2 million in specific reserves recorded to cover future charge-offs.  For further information, see the discussion in “Critical Accounting Policies—Allowance for Loan Losses” above in this Item 7.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2015 were $80.3 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $4.2 million allocated in the allowance for loan losses as of December 31, 2015.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of December 31, 2015 were $64.5 million.  Of these, $53.9 million were still performing in accordance with modified terms as of December 31, 2015.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Performing loans classified as:
Substandard	$59,860	$73,643	$88,291	$87,109	$72,254
Total performing adversely classified loans	$59,860	$73,643	$88,291	$87,109	$72,254
Special mention loans	$30,932	$52,313	$35,260	$11,848	$10,084

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of December 31, 2015 were $59.9 million, a decrease of $13.7 million from $73.6 million as of December 31, 2014.  The declines were primarily in the commercial real estate, commercial loans, and construction real estate loan categories.  In addition, special mention loans decreased $21.4 million.  These declines were primarily in commercial loans, construction real estate loans, and commercial real estate loans.  For further discussion of loans, see Note 4 “Loans and Allowance for Loan Losses” in Item 8, “Financial Statements and Supplementary Data.”

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

The following table sets forth the maturities of time deposits $250 thousand and over:

December 31, 2015
(In Thousands)

Maturing within three months	$6,605
After three but within six months	5,676
After six but within twelve months	10,269
After twelve but within three years	9,621
After three years	6,977
Total time deposits $250,000 and over	$39,148

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The following table sets forth certain information regarding our borrowings for the years ended December 31, 2015, 2014 and 2013:

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$4,441	$15,430	$-
Maximum outstanding at any month-end during the period	20,000	20,000	-
Balance outstanding at end of period	-	20,000	-
Weighted average interest rate during the period	3.13%	3.05%	0.00%
Weighted average interest rate at end of the period	0.00%	3.05%	0.00%
Long-term borrowings:
Average balance outstanding	$2,300	$6,870	$22,300
Maximum outstanding at any month-end during the period	2,300	22,300	22,300
Balance outstanding at end of period	2,300	2,300	22,300
Weighted average interest rate during the period	6.34%	4.15%	3.39%
Weighted average interest rate at end of the period	6.34%	6.34%	3.39%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	7.15%	6.54%	6.10%
Weighted average interest rate at end of the period (1)	6.09%	5.95%	5.95%

(1)	Excludes interest impact of compounding interest on deferred payments.

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

We adhere to a liquidity policy, which was updated and approved by the Board of Directors in December 2015, which requires that we maintain the following liquidity ratios:

•	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs 1.15 Times
•	Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) 100%
•	Fed Funds Purchased are limited to 60% of the total Available Lines, leaving 40% available for emergency needs and potential funding needs.
•	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
•	Total Borrowings are limited to no more than 25% of Total Funding (which is defined as equal to Total Assets).
•	Wholesale (CDs) Funds is limited to no more than 25% of the Bank’s Total Funding (total assets).
•	Brokered funds are not to exceed 20% of total funding without the prior approval of the Board of Directors.
•	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding (total assets).

As of December 31, 2015 we were in compliance with the foregoing policy.  As of December 31, 2014 we were in compliance with the then effective liquidity policy as outlined in the December 31, 2014 Form 10-K filed on May 9, 2016.

As of December 31, 2015, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $114.1 million and standby letters of credit of $7.6 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $227.6 million as of December 31, 2015. As of December 31, 2015, total certificates of deposits declined $56.5 million or 16.5% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow $20 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2015, we had the ability to borrow from the FHLB up to $112.6 million in additional funds.  We also may borrow through the FRB’s discount window up to a total of $5.9 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity’s main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See Part I, Item 1 “Business—Supervision and Regulation—Trinity—Dividends Payments” and Part I, Item 1 “Business—Supervision and Regulation—The Bank—Dividend Payments” of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, financial condition, and results of operations.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 capital to total assets of at least 8%; and (ii) a ratio of total capital to total risk-weighted assets of at least 11%. As of December 31, 2015, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see “Capital Resources” below and Note 19 “Regulatory Matters” in Part II, Item 8, “Financial Statements and Supplementary Data.

Stock Purchase Agreement. On September 8, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (together with Patriot Financial Partners II, L.P., “Patriot”) and Strategic Value Bank Partners LLC, through its fund, Strategic Value Investors LP (“SVBP”, and collectively, the “Investors”), pursuant to which the Company expects to raise gross proceeds of approximately $52 million in a private placement transaction and to issue shares of the Company’s common stock at a purchase price of $4.75 per common share and shares of newly-created nonvoting noncumulative convertible perpetual Series C Preferred Stock at a purchase price of $475.00 per share of Series C Preferred Stock.  Proceeds from the private placement transaction will be used to repurchase all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to pay the deferred interest on our trust preferred securities, and for general corporate purposes.  Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for the use of proceeds described above. We currently anticipate that the private placement transaction will close in [October] 2016. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and Series C preferred stock issued in the private placement and the underlying shares of Common Stock or non-voting Common Stock into which the shares of Series C preferred stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

Pursuant to the terms of the stock purchase agreement, prior to closing, Castle Creek and Patriot will enter into side letter agreements with us.  Under the terms of a side letter agreements, each investor will be entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of  common stock (including shares of Common Stock issuable upon conversion of the Series C preferred stock or non-voting Common Stock).

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2015.  For further discussion of the nature of each obligation, see Note 16 “Commitments and Off-Balance-Sheet Activities” in Item 8, “Financial Statements and Supplementary Data” for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$967,335	$967,335	$-	$-	$-
Time deposits (1)	286,623	227,583	42,227	10,912	5,901
Short-term borrowings (1)	-	-	-	-	-
Long-term borrowings (1)	2,300	-	-	-	2,300
Operating leases	255	129	126	-	-
Capital lease obligation	2,211	2,211	-	-	-
Junior subordinated debt (1)	37,116	-	-	-	37,116
Total contractual long-term cash obligations	$1,295,840	$1,197,258	$42,353	$10,912	$45,317

(1)	Excludes interest.

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

As of December 31, 2015 the Company had a total of $6.9 million of accrued and unpaid interest due on the junior subordinated debt.

Data Processing Agreement.  In September 2015, the Bank entered into a data processing agreement with FIS, a global leader in banking and payments technology.   This agreement will allow the Bank to increase efficiency and functionality, and expand its services to better meet the needs of its customers.  The Bank implemented the FIS core system on July 18, 2016.   The contract has an initial term of five (5) years.   The terms of the agreement call for monthly payments based, in large part, on the amount of volume processed.   Currently, the Company anticipates that the required payments under the new agreement will total approximately $14.8 million over the initial term of the agreement.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2015.  Further discussion of these commitments is included in Note 15 “Commitments and Off-Balance-Sheet Activities” in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$25,649	$19,524	$1,115	$5,010	$-
Commercial real estate	266	266	-	-	-
Residential real estate	180	180	-	-	-
Construction real estate	15,099	11,339	404	-	3,356
Revolving home equity and credit card lines	56,647	34,476	6,955	4,971	10,245
Other	11,125	11,125	-	-	-
Standby letters of credit	7,608	4,260	3,348	-	-
Total commitments to extend credit	116,574	81,170	11,822	9,981	13,601
Commitments to sell mortgage loans	8,146	8,146	-	-	-
Commitments to make loans	5,104	5,104	-	-	-
ESOP liquidity put	2,690	538	1,076	1,076	-
Total commitments	$132,514	$94,958	$12,898	$11,057	$13,601

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments may expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The Bank’s contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The ESOP liquidity put is described in Note 12 “Retirement Plans” in Part II, Item 8, “Financial Statements and Supplementary Data.”

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 6%, common equity Tier 1 capital to risk-weighted assets of 4.5%, and Tier 1 capital to total assets of 4%.  A “well–capitalized” institution must maintain minimum ratios of total capital to risk-weighted assets of at least 10%, Tier 1 capital to risk-weighted assets of at least 8%, common equity Tier 1 capital to risk-weighted assets of at least 6.5%, and Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

A certain amount of Trinity’s Tier 1 Capital is in the form of trust preferred securities. See Note 10, ”Junior Subordinated Debt” in Item 8, “Financial Statements and Supplementary Data” for details on the effect these have on risk based capital. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank’s credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank’s capital ratios as of December 31, 2015 fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of December 31, 2015, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2015 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

N/A—not applicable

Statement of Cash Flows

Net cash provided by operating activities was $22.1 million, $5.1 million and $31.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by operating activities increased $17.0 million from 2014 to 2015 primarily due to increases in net income of $7.9 million and a net increase in the volume of originations and sales of loans held for sale in the amount of $5.3 million. Net cash provided by operating activities decreased $26.9 million from 2013 to 2014 primarily due to decreases in net income of $18.9 million and a net decrease of the volume of originations and sales loans held for sale of $14.8 million.

Net cash provided by (used in) investing activities was $(32.2) million, $51.5 million and $108.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Net cash provided by investing activities decreased $83.7 million from 2014 to 2015 primarily due to an increase of $37.2 million used to purchase loans, a $31.1 million decrease in loan pay downs, and an increase of $22.6 million used to purchase investment securities available for sale.  An increase in the proceeds from the sale of investment securities of $11.0 million offset a portion of the decrease in cash provided by investing activities. Net cash provided by investing activities decreased $57.3 million from 2013 to 2014 primarily due to an increase of $78.5 million used to purchase investment securities available for sale.  An increase in the funding of loans, net of repayments, of $6.1 million and an increase in proceeds from the sale of OREO of $7.3 million offset a portion of the decrease in cash provided by investing activities.

Net cash (used in) provided by financing activities was ($48.4) million, ($100.4) million and ($10.6) million for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease in cash used in financing activities of $51.9 million from 2014 to 2015 was primarily due to a decrease in cash outflows from deposits of $71.8 million and a repayment of borrowings for $20 million.  The net decrease in total deposits was due to a decision by management to decrease the amount of public deposits in order to decrease excess liquidity and increase capital ratios. From 2013 to 2014, net cash provided by financing activities decreased $89.8 million primarily due to a decrease in cash from deposits of $90.3 million.  This net decrease in total deposits was due to a decision by management to decrease the amount of public deposits in order to decrease excess liquidity and increase capital ratios.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2015, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities as of December 31, 2015, on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  The contractual maturities and amortization of loans and investment securities reflect prepayment assumptions.

	Time to Maturity or Repricing
As of December 31, 2015	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning Assets:
Loans	$204,227	$239,105	$157,850	$238,606	$839,788
Loans held for sale	3,041	-	-	-	3,041
Investment securities	83,718	48,171	79,135	114,002	325,026
Securities purchased under agreements to resell	24,320	-	-	-	24,320
Interest-bearing deposits with banks	151,049	-	-	-	151,049
Total interest-earning assets	$466,355	$287,276	$236,985	$352,608	$1,343,224

Interest-bearing Liabilities:
NOW deposits	$211,557	$-	$-	$-	$211,557
Money market deposits	222,851	-	-	-	222,851
Savings deposits	380,039	-	-	-	380,039
Time deposits over $100,000	40,806	79,147	29,514	5,901	155,368
Time deposits under $100,000	34,336	73,294	23,625	-	131,255
Borrowings	-	-	-	2,300	2,300
Capital lease obligations	2,211	-	-	-	2,211
Borrowings made by ESOP to outside parties	-	-	-	-	-
Junior subordinated debt owed to unconsolidated trusts	16,496	-	-	20,620	37,116
Total interest-bearing liabilities	$908,295	$152,441	$53,139	$28,821	$1,142,697
Rate sensitive assets (RSA)	$466,355	$753,631	$990,616	$1,343,224	1,343,224
Rate sensitive liabilities (RSL)	908,296	1,060,737	1,113,876	1,142,697	1,142,697
Cumulative GAP (GAP=RSA-RSL)	(441,941)	(307,106)	(123,260)	200,527	200,527
RSA/Total assets	33.34%	53.87%	70.81%	96.01%	96.01%
RSL/Total assets	64.93%	75.82%	79.62%	81.68%	81.68%
GAP/Total assets	(31.59)%	(21.95)%	(8.81)%	14.33%	14.33%
GAP/RSA	(94.77)%	(40.75)%	(12.44)%	14.93%	14.93%

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

Based on simulation modeling as of December 31, 2015 and 2014, our net interest income would likely change over a two-year time period due to changes in interest rates as follows:
Change in Net Interest Income Over Two Year Horizon

	2015		2014
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
+2.00%	$3,421	3.86%	$(6,240)	(14.21)%
+1.00%	2,589	2.92%	(4,435)	(10.10)%
(1.00)%	(3,522)	(3.98)%	(88)	(0.20)%
(2.00)%	NA	NA	(123)	(0.28)%

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

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trinity Capital Corporation
Los Alamos, New Mexico

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation & Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
October 31, 2016

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share data)

	2015	2014
ASSETS
Cash and due from banks	$13,506	$17,202
Interest-bearing deposits with banks	151,049	207,965
Securities purchased under resell agreements	24,320	22,231
Cash and cash equivalents	188,875	247,398
Investment securities available for sale, at fair value	316,040	216,022
Investment securities held to maturity, at amortized cost (fair value of $8,988 and $11,947 as of December 31, 2015 and 2014, respectively)	8,986	11,775
Non-marketable equity securities	3,854	6,984
Loans held for sale	3,041	5,632
Loans (net of allowance for loan losses of $17,392 and $24,783 as of December 31, 2015 and 2014, respectively)	822,396	885,764
Mortgage servicing rights ("MSRs"), net	6,882	7,453
Premises and equipment, net	23,373	24,734
Other real estate owned ("OREO"), net	8,346	13,980
Other assets	17,192	26,464
Total assets	$1,398,985	$1,446,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$152,888	$144,503
Interest-bearing	1,101,070	1,138,089
Total deposits	1,253,958	1,282,592
Long-term borrowings	2,300	22,300
Junior subordinated debt	37,116	37,116
Other liabilities	26,621	21,176
Total liabilities	1,319,995	1,363,184

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 672,623 shares and 672,958 shares as of December 31, 2015 and 2014, respectively, at fair value	2,690	2,019

Commitments and contingencies (Notes 11, 15 and 17)

Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 9% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	34,858	34,648
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,882	1,915
Common stock, no par, 20,000,000 shares authorized; 6,856,800 shares issued; 6,491,802 shares and 6,453,049 shares oustanding as of December 31, 2015 and 2014, respectively	6,836	6,836
Additional paid-in capital	1,153	1,963
Retained earnings	44,232	47,084
Accumulated other comprehensive (loss)	(2,781)	(555)
Total stockholders' equity before treasury stock	86,180	91,891
Treasury stock, at cost; 364,998 shares and 403,751 shares as of December 31, 2015 and 2014, respectively	(9,880)	(10,888)
Total stockholders' equity	76,300	81,003
Total liabilities and stockholders' equity	$1,398,985	$1,446,206

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Interest income:
Loans, including fees	$42,364	$48,766	$58,002
Interest and dividends on investment securities:
Taxable	3,956	2,081	1,456
Nontaxable	175	452	582
Other interest income	1,109	851	655
Total interest income	47,604	52,150	60,695

Interest expense:
Deposits	2,939	3,933	5,532
Borrowings	285	995	1,024
Junior subordinated debt	2,652	2,428	2,265
Total interest expense	5,876	7,356	8,821
Net interest income	41,728	44,794	51,874
Provision for loan losses	500	2,000	-
Net interest income after provision for loan losses	41,228	42,794	51,874

Noninterest income:
Mortgage loan servicing fees	2,298	2,428	2,563
Trust and investment services fees	2,604	2,564	2,359
Service charges on deposits	1,262	1,528	1,516
Net gain on sale of loans	2,629	2,373	5,175
Net gain (loss) on sale of securities	4	1	(80)
Other fees	3,979	3,975	3,650
Other noninterest (loss) income	(1,202)	317	282
Total noninterest income	11,574	13,186	15,465

Noninterest expenses:
Salaries and employee benefits	24,482	25,269	24,415
Occupancy	3,452	4,204	4,105
(Gains) losses and write-downs on OREO, net	(427)	2,012	980
Other noninterest expense	23,381	29,317	24,976
Total noninterest expenses	50,888	60,802	54,476
Income (loss) before provision for income taxes	1,914	(4,822)	12,863
Provision for income taxes	-	1,170	-
Net income (loss)	1,914	(5,992)	12,863
Dividends and discount accretion on preferred shares	3,803	3,230	2,144
Net income (loss) available to common shareholders	$(1,889)	$(9,222)	$10,719
Basic earnings (loss) per common share	$(0.29)	$(1.43)	$1.66
Diluted earnings (loss)per common share	$(0.29)	$(1.43)	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income (loss)	$1,914	$(5,992)	$12,863
Other comprehensive loss:
Unrealized gains (losses) on securities available for sale	(2,222)	(89)	(1,308)
Securities losses (gains) reclassified into earnings	(4)	(1)	80
Related income tax benefit	-	36	490
Other comprehensive loss	(2,226)	(54)	(738)
Total comprehensive income (loss)	$(312)	$(6,046)	$12,125

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common stock
	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other compre- hensive income (loss)	Total stockholders' equity
Balance, December 31, 2012	$6,836	$(10,974)	$36,208	$2,005	$41,546	$237	$75,858
Net income					12,863		12,863
Other comprehensive income						(738)	(738)
Dividends declared on preferred shares					(1,966)		(1,966)
Amortization of preferred stock issuance costs			178		(178)		-
Decrease in stock owned by ESOP participants, 191 shares					2		2
Net change in the fair value of stock owned by ESOP participants					2,691		2,691
Balance, December 31, 2013	$6,836	$(10,974)	$36,386	$2,005	$54,958	$(501)	$88,710
Net loss					(5,992)		(5,992)
Other comprehensive income						(54)	(54)
Dividends declared on preferred shares					(3,052)		(3,052)
Amortization of preferred stock issuance costs			177		(177)		-
Treasury shares issued for stock option plan		86		14			100
Dissolution of subsidiary				(56)			(56)
Decrease in stock owned by ESOP participants, 108 shares					-		-
Net change in the fair value of stock owned by ESOP participants					1,347		1,347
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003
Net Income					1,914		1,914
Other comprehensive income						(2,226)	(2,226)
Dividends declared on preferred shares					(3,917)		(3,917)
Amortization of preferred stock issuance costs			177		(177)		-
Treasury shares issued for stock option plan		1,008		(810)			198
Increase in stock owned by ESOP participants, 57 shares					-		-
Net change in the fair value of stock owned by ESOP participants					(672)		(672)
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$1,914	$(5,992)	$12,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,653	2,409	2,658
Provision for loan losses	500	2,000	-
Net (gain) loss on sale of investment securities	(4)	1	80
Net (gain) on sale of loans	(2,629)	(2,373)	(5,175)
(Gains) losses and write-downs on OREO, net	(243)	2,079	980
Loss on disposal of premises and equipment	27	(3)	2
Decrease in deferred income tax assets	-	36	489
Federal Home Loan Bank (FHLB) stock dividends received	(4)	-	(6)
Net amortization of MSRs	1,515	1,676	1,540
Change in mortgage servicing rights valuation allowance	(122)	(4)	(1,321)
Changes in operating assets and liabilities:
Other Assets	13,560	3,493	2,375
Other Liabilities	1,527	2,661	3,555
Net cash provided by operating activities before origination and gross sales of loans held for sale	17,694	5,983	18,040
Gross sales of loans held for sale	81,561	78,679	175,368
Origination of loans held for sale	(77,163)	(79,612)	(161,455)
Net cash provided by operating activities	$22,092	$5,050	$31,953

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$64,316	$62,562	$61,643
Proceeds from sale of investment securities, available for sale	10,951	-	4,142
Purchase of investment securities, available for sale	(179,718)	(157,101)	(78,631)
Proceeds from maturities and paydowns of investment securities, held to maturity	191	7,893	475
Proceeds from maturities and paydowns of investment securities, other	374	-	83
Proceeds from sale of investment securities, other	888	-	-
Purchase of investment securities, other	(36)	(160)	(718)
Proceeds from sale of other real estate owned	7,989	8,849	1,538
Sale of impaired loans	11,860	-	-
Loans paid down (funded), net	88,263	130,448	124,327
Purchases of loans	(37,190)	(431)	(2,505)
Purchases of premises and equipment	(350)	(538)	(1,511)
Proceeds from sale of premises and equipment	31	-	-
Net cash (used in) provided by investing activities	(32,178)	51,522	108,843
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	27,904	(34,708)	55,602
Net (decrease) in time deposits	(56,539)	(65,764)	(65,676)
Repayment of borrowings	(20,000)	-	-
Issuance of common stock for stock option plan	198	100	-
Preferred shares dividend payments	-	-	(484)
Net cash (used in) financing activities	(48,437)	(100,372)	(10,558)
Net (decrease) increase in cash and cash equivalents	(58,523)	(43,800)	130,238
Cash and cash equivalents:
Beginning of period	247,398	291,198	160,960
End of period	$188,875	$247,398	$291,198

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,416	$5,306	$9,840
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,958	11,523	11,160
Transfers from loans to repossessed assets	16	42	330
Sales of other real estate owned financed by loans	1,846	617	3,851
Transfer from loans to loans held for sale	11,860	-	-
Transfer from held to maturity securities to loans	2,457
Dividends declared, not yet paid	3,917	3,052	1,725
Change in unrealized gain on investment securities, net of taxes	(2,222)	(54)	(738)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

Note 1. Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation (“Trinity”) and its wholly owned subsidiaries: Los Alamos National Bank (the “Bank”), TCC Advisors Corporation (“TCC Advisors”), LANB Investment Advisors, LLC (“LANB Investment Advisors”), and TCC Funds, collectively referred to as the “Company.” Trinity Capital Trust I (“Trust I”), Trinity Capital Trust III (“Trust III”), Trinity Capital Trust IV (“Trust IV”) and Trinity Capital Trust V (“Trust V”), collectively referred to as the “Trusts,” are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities (“VIEs”) under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company (“Title Guaranty”) was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.  Substantially all of the assets of TCC Advisors was sold in January 2015.  Trinity is in the process of dissolving this entity.

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

Also included are the Bank’s investments in certain venture capital funds totaling $1.0 million and $3.3 million as of December 31, 2015 and December 31, 2014, respectively.  The Bank’s $50 thousand interest in Cottonwood Technology Group, LLC was written off in the year ending December 31, 2015.  The Bank is the only member of FNM Investment Fund IV, LLC (“FNM Investment Fund IV”).  As of December 31, 2015, the new market tax credit of FNM Investment Fund IV of $305 thousand was fully amortized to zero and the current outstanding commercial loan amount was $5.2 million. The commercial loan is included in “loans, net” on the consolidated balance sheets.  The Bank holds an interest in Southwest Medical Technologies, LLC.  During the year ending December 31, 2015 the Bank received a $200 thousand cash distribution and wrote down the remaining $201 thousand investment in Southwest Medical Technologies, LLC to zero.  The Bank holds an interest in New Mexico Mezzanine Partners, LP.  During the year ending December 31, 2015 the Bank received a $120 thousand cash distribution and wrote down the investment by $300 thousand to $138 thousand.  The Bank holds an interest in Puente Partners, LLC.  During the year ending December 31, 2015 the Bank received a distribution in the form of stock in an Albuquerque based pharmaceutical company initially valued at less than $6 thousand.  The pharmaceutical company was subsequently dissolved and the Bank wrote the Puente partners, LLC investment down by $280 thousand to zero.  The Bank holds an interest in VSpring II, LP.  During the year ending December 31, 2015 the Bank recorded partnership operating losses of $70 thousand which reduced the carrying value of VSpring II, LP to $92 thousand.  The Bank holds an interest in CCP/Respira, LP.  During the year ending December 31, 2015 the Bank brought the carrying value of CCP/Respira, LP to zero.   During the year ended December 31, 2015 the Bank sold its interest in PCM/FibeRio, LP and recorded a $182 thousand loss as a result of the sale.

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

Concentrations of credit risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  A substantial portion of the Company’s loan portfolio includes loans that are made to businesses and individuals associated with, or employed by, the Los Alamos National Laboratory (the “Laboratory”).  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

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

Other Real Estate Owned (“OREO”):  OREO includes real estate assets that have been received in full or partial satisfaction of debt.  OREO is initially recorded at fair value establishing a new cost basis and subsequently carried at lower of cost basis or fair value.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in “(Gains) losses and write-downs on OREO, net” in the consolidated statements of operations.  Operating results from OREO are recorded in “other noninterest expenses” in the consolidated statements of operations.

Mortgage Servicing Rights (“MSRs”):  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans.  The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Average number of shares used in calculation of basic and diluted earnings (loss) per common share are as follows for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Net income (loss)	$1,914	$(5,992)	$12,863
Dividends and discount accretion on preferred shares	3,803	3,230	2,144
Net income (loss) available to common shareholders	$(1,889)	$(9,222)	$10,719
Weighted average common shares issued	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(373,163)	(404,243)	(407,074)
Weighted average common shares outstanding, net	6,483,637	6,452,557	6,449,726
Basic (loss) earnings per common share	$(0.29)	$(1.43)	$1.66
Dilutive effect of stock-based compensation	-	-	-
Weighted average common shares outstanding including dilutive shares	6,483,637	6,452,557	6,449,726
Diluted (loss) earnings per common share	$(0.29)	$(1.43)	$1.66

Certain stock options and restricted stock units were not included in the above calculation, as they would have an anti-dilutive effect as the exercise price is greater than current market prices.  The total number of shares excluded was approximately 12,000 shares, 26,000 shares and 42,000 shares for years ended December 31, 2015, 2014 and 2013, respectively.

Comprehensive income (loss):  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes net unrealized gains and losses on investment securities available for sale, net of tax, which is also recognized as a separate component of equity.

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

Newly Issued But Not Yet Effective Accounting Standards: In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date by one year.  The amended effective date is annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  ASU 2016-07 is effective for fiscal years beginning December 15, 2016, and interim periods within those fiscal years and early adoption is permitted.  The Company is currently in the process of evaluating the impact of adoption of ASU 2016-07 on its financial statements and disclosures, if any.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  This ASU is effective for the annual periods beginning after December 15, 2017.  The company is currently in the process of evaluating the effects of ASU 2016-10 on its financial statements and disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  This ASU is effective for the annual periods beginning after December 15, 2017.  The company is currently in the process of evaluating the effects of ASU 2016-12 on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The company is currently in the process of evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  As of December 31, 2015 and 2014, the reserve requirement on deposit at the FRB was $4.3 million and $4.2 million, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. Government sponsored agency	$69,798	$98	$(312)	$69,584
State and political subdivision	3,429	147	-	3,576
Residential mortgage-backed security	123,055	43	(1,501)	121,597
Residential collateralized mortgage obligation	40,305	139	(523)	39,921
Commercial mortgage backed security	41,341	15	(237)	41,119
SBA pools	757	-	(7)	750
Asset-backed security	40,136	-	(643)	39,493
Totals	$318,821	$442	$(3,223)	$316,040

December 31, 2014
U.S. Government sponsored agencies	$42,438	$8	$(164)	$42,282
State and political subdivisions	4,964	123	-	5,087
Residential mortgage-backed security	102,482	92	(799)	101,775
Residential collateralized mortgage obligation	41,119	273	(341)	41,051
Commercial mortgage backed security	24,993	-	(111)	24,882
SBA pools	949	-	(4)	945
Totals	$216,945	$496	$(1,419)	$216,022

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
SBA pools	$8,986	$2	$-	$8,988
Totals	$8,986	$2	$-	$8,988

December 31, 2014
SBA pools	$9,269	$109	$-	$9,378
State and political subdivisions	2,506	63	-	2,569
Totals	$11,775	$172	$-	$11,947

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds	$17,184	$24,500	$4,142
Gross realized gains	4	1	59
Gross realized losses	-	-	(139)

A summary of unrealized loss information for investment securities, categorized by security type, as of December 31, 2015 and 2014 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:	(In thousands)
December 31, 2015
U.S. Government sponsored agencies	$54,804	$(312)	$-	$-	$54,804	$(312)
Residential mortgage-backed security	54,760	(602)	48,752	(899)	103,512	(1,501)
Residential collateralized mortgage obligation	17,237	(185)	16,252	(338)	33,489	(523)
Commercial mortgage backed security	26,883	(237)	-	-	26,883	(237)
SBA pools	-	-	742	(7)	742	(7)
Asset-backed security	39,493	(643)	-	-	39,493	(643)
Totals	$193,177	$(1,979)	$65,746	$(1,244)	$258,923	$(3,223)

December 31, 2014
U.S. Government sponsored agency	$34,278	$(142)	$5,477	$(22)	$39,755	$(164)
Residential mortgage-backed security	78,997	(777)	2,361	(22)	81,358	(799)
Residential collateralized mortgage obligation	7,890	(89)	13,878	(252)	21,768	(341)
Commercial mortgage backed security	14,794	(111)	-	-	14,794	(111)
SBA pools	-	-	945	(4)	945	(4)
Totals	$135,959	$(1,119)	$22,661	$(300)	$158,620	$(1,419)

As of December 31, 2015 and 2014 there were no held to maturity investment securities in an unrealized loss position.

As of December 31, 2015, the Company’s security portfolio consisted of 92 securities, 60 of which were in an unrealized loss position.  As of December 31, 2015, $258.9 million in investment securities had unrealized losses with aggregate depreciation of 1.23% of the Company’s amortized cost basis.  Of these securities, $65.7 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.86%.  The unrealized losses in all security categories relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment on an individual security.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of December 31, 2015, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2015	(In thousands)
One year or less	$10,777	$10,761	$-	$-
One to five years	20,938	20,877	-	-
Five to ten years	41,215	41,202	-	-
Over ten years	41,190	40,563	8,986	8,988
Subtotal	114,120	113,403	8,986	8,988
Residential mortgage-backed security	123,055	121,597	-	-
Residential collateralized mortgage obligation	40,305	39,921	-	-
Commercial mortgage backed security	41,341	41,119
Total	$318,821	$316,040	$8,986	$8,988

Securities with carrying amounts of $91.7 million and $78.5 million as of December 31, 2015 and 2014, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans and Allowance for Loan Losses

As of December 31, 2015 and 2014, loans consisted of:

	December 31,
	2015	2014
	(In thousands)
Commercial	$92,995	$108,309
Commercial real estate	371,599	366,199
Residential real estate	258,606	305,744
Construction real estate	89,341	100,178
Installment and other	28,730	31,768
Total loans	841,271	912,198
Unearned income	(1,483)	(1,651)
Gross loans	839,788	910,547
Allowance for loan losses	(17,392)	(24,783)
Net loans	$822,396	$885,764

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of December 31, 2015 and 2014, 28.4% and 33.1%, respectively, of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2015 and 2014, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
	(In thousands)
December 31, 2015
Commercial	$90,839	$167	$131	$1,858	$2,156	$92,995
Commercial real estate	363,495	1,526	704	5,874	8,104	371,599
Residential real estate	252,568	1,215	606	4,217	6,038	258,606
Construction real estate	80,629	291	85	8,336	8,712	89,341
Installment and other	28,534	110	12	74	196	28,730
Total loans	$816,065	$3,309	$1,538	$20,359	$25,206	$841,271

Nonaccrual loan classification	$6,202	$2,702	$1,418	$20,003	$24,123	$30,325

December 31, 2014
Commercial	$106,847	$380	$352	$730	$1,462	$108,309
Commercial real estate	356,062	389	-	9,748	10,137	366,199
Residential real estate	299,250	737	235	5,522	6,494	305,744
Construction real estate	87,989	5,882	-	6,307	12,189	100,178
Installment and other	31,628	132	4	4	140	31,768
Total loans	$881,776	$7,520	$591	$22,311	$30,422	$912,198

Nonaccrual loan classification	$24,124	$1,195	$587	$21,950	$23,732	$47,856

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$2,268	$-	$3,697	$-
Commercial real estate	10,737	-	22,296	-
Residential real estate	7,821	-	11,046	361
Construction real estate	9,353	-	10,565	-
Installment and other	146	-	252	-
Total	$30,325	$-	$47,856	$361

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2015
Commercial	$69,221	$3,129	$20,645	$-	$92,995
Commercial real estate	307,700	19,512	44,387	-	371,599
Residential real estate	245,897	1,622	11,087	-	258,606
Construction real estate	71,864	6,667	10,810	-	89,341
Installment and other	28,378	2	350	-	28,730
Total	$723,060	$30,932	$87,279	$-	$841,271

December 31, 2014
Commercial	$66,050	$14,889	$27,128	$242	$108,309
Commercial real estate	282,279	22,222	61,698	-	366,199
Residential real estate	287,616	2,403	15,725	-	305,744
Construction real estate	71,678	12,683	15,817	-	100,178
Installment and other	30,762	116	890	-	31,768
Total	$738,385	$52,313	$121,258	$242	$912,198

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2015
Current	$719,752	$30,674	$65,639	$-	$816,065
Past due 30-59 days	349	258	2,702	-	3,309
Past due 60-89 days	109	-	1,429	-	1,538
Past due 90 days or more	2,850	-	17,509	-	20,359
Total	$723,060	$30,932	$87,279	$-	$841,271

December 31, 2014
Current	$731,941	$52,313	$97,425	$97	$881,776
Past due 30-59 days	6,079	-	1,441	-	7,520
Past due 60-89 days	4	-	587	-	591
Past due 90 days or more	361	-	21,805	145	22,311
Total	$738,385	$52,313	$121,258	$242	$912,198

As of December 31, 2015, nonaccrual loans totaling $27.5 million were classified as Substandard.  As of December 31, 2014, nonaccrual loans totaling $47.6 million were classified as Substandard and $242 thousand were classified as Doubtful.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	December 31,
	2015			2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$13,611	$10,137	$-	$16,401	$11,936	$-
Commercial real estate	15,872	14,198	-	25,737	22,554	-
Residential real estate	9,473	7,450	-	10,132	8,707	-
Construction real estate	9,816	8,137	-	12,219	9,685	-
Installment and other	433	416	-	791	752	-
With an allowance recorded:
Commercial	14,958	14,956	399	15,924	15,918	877
Commercial real estate	11,050	11,050	1,295	18,298	17,081	2,111
Residential real estate	10,759	10,755	2,132	14,571	14,500	3,450
Construction real estate	3,688	3,688	252	6,953	6,953	1,416
Installment and other	636	636	138	743	743	107
Total	$90,296	$81,423	$4,216	$121,769	$108,829	$7,961

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2015, 2014 and 2013, showing the average recorded investment and the interest income recognized:

	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$11,037	$553	$12,571	$533	$12,978	$548
Commercial real estate	18,376	592	29,459	369	32,835	626
Residential real estate	8,079	79	10,585	248	13,305	99
Construction real estate	8,911	196	10,685	162	14,610	126
Installment and other	584	65	947	81	1,150	32
With an allowance recorded:
Commercial	15,437	804	15,921	832	18,293	854
Commercial real estate	14,066	468	19,791	591	24,031	881
Residential real estate	12,628	349	13,821	379	11,918	430
Construction real estate	5,321	157	6,296	210	5,692	261
Installment and other	690	20	835	27	953	35
Total	$95,129	$3,283	$120,911	$3,432	$135,765	$3,892

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $1.7 million, $3.0 million and $2.6 million would have been recorded as loan interest income during the years ended December 31, 2015, 2014 and 2013, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the years ended December 31, 2015, 2014 and 2013, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2015
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(1,146)	2,635	(80)	(1,081)	501	(329)	500
Charge-offs	(1,919)	(4,731)	(2,297)	(1,570)	(642)	-	(11,159)
Recoveries	1,476	508	520	471	293	-	3,268
Net charge-offs	(443)	(4,223)	(1,777)	(1,099)	(349)	-	(7,891)
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392

Year Ended December 31, 2014
Beginning balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358
Provision (benefit) for loan losses	1,516	(334)	1,571	(1,504)	70	681	2,000
Charge-offs	(2,261)	(2,772)	(2,463)	(285)	(631)	-	(8,412)
Recoveries	818	746	669	454	150	-	2,837
Net charge-offs	(1,443)	(2,026)	(1,794)	169	(481)	-	(5,575)
Ending balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783

Year Ended December 31, 2013
Beginning balance	$7,085	$12,587	$9,037	$5,575	$1,643	$(294)	$35,633
Provision (benefit) for loan losses	(1,861)	1,118	1,136	(741)	372	(24)	-
Charge-offs	(2,028)	(3,296)	(2,447)	(471)	(929)	-	(9,171)
Recoveries	762	290	436	295	113	-	1,896
Net charge-offs	(1,266)	(3,006)	(2,011)	(176)	(816)	-	(7,275)
Ending balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company’s impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
December 31, 2015	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$399	$1,295	$2,132	$252	$138	$-	$4,216
Loans collectively evaluated for impairment	2,043	5,456	3,950	891	802	34	13,176
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Loans:
Individually evaluated for impairment	$25,093	$25,248	$18,205	$11,825	$1,052	$-	$81,423
Collectively evaluated for impairment	67,902	346,351	240,401	77,516	27,678	-	759,848
Total ending loans balance	$92,995	$371,599	$258,606	$89,341	$28,730	$-	$841,271

December 31, 2014
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$877	$2,111	$3,450	$1,416	$107	$-	$7,961
Loans collectively evaluated for impairment	3,154	6,228	4,489	1,907	681	363	16,822
Ending balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Loans:
Individually evaluated for impairment	$27,854	$39,635	$23,207	$16,638	$1,495	$-	$108,829
Collectively evaluated for impairment	80,455	326,564	282,537	83,540	30,273	-	803,369
Total ending loans balance	$108,309	$366,199	$305,744	$100,178	$31,768	$-	$912,198

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The evaluation is performed under the Company’s internal underwriting policy.

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower that the Bank would not otherwise consider.

The following loans were restructured during the years ended December 31, 2015, 2014, and 2013:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
December 31, 2015
Residential real estate	1	$82	$82	$-
Construction real estate	2	831	831	11
Installment and other	4	82	82	3
Total	7	$995	$995	$14

December 31, 2014
Commercial	3	$221	$90	$1
Commercial real estate	2	1,408	1,408	56
Residential real estate	6	498	493	21
Construction real estate	2	410	410	1
Installment and other	4	76	49	9
Total	17	$2,613	$2,450	$88

December 31, 2013
Commercial	12	$1,654	$1,587	$11
Commercial real estate	10	15,531	15,006	265
Residential real estate	17	3,062	2,879	373
Construction real estate	3	524	514	10
Installment and other	12	216	216	10
Total	54	$20,987	$20,202	$669

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2015, 2014, and 2013:

	Number of Contracts	Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
TDRs that subsequently defaulted:	2015
Construction real estate	2	$831	$11
Total	2	$831	$11

TDRs that subsequently defaulted:	2014
Residential real estate	1	$168	$-
Total	1	$168	$-

TDRs that subsequently defaulted:	2013
Commercial	4	$236	$4
Commercial real estate	7	10,319	-
Residential real estate	7	1,421	28
Construction real estate	1	227	-
Installment and other	1	22	4
Total	20	$12,225	$36

The following table presents total TDRs, both in accrual and nonaccrual status, as of December 31, 2015, 2014, and 2013:

	December 31,
	2015		2014		2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	165	$53,862	188	$60,973	214	$80,873
Nonaccrual	32	10,641	61	27,394	78	30,957
Total TDRs	197	$64,503	249	$88,367	292	$111,830

As of December 31, 2015, the Bank had a total of $194 thousand in commitments to lend additional funds on six commercial loans classified as TDRs.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a specific reserve of $14 thousand, $88 thousand, and $669 thousand which was included in the allowance for loan losses at the years ended December 31, 2015, 2014, and 2013, respectively. TDRs resulted in charge-offs of $2.8 million, $2.75 million, and $626 thousand during the years ended December 31, 2015, 2014, and 2013, respectively.  The TDRs that subsequently defaulted required a provision of $11 thousand, $0, and $36 thousand to the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013 respectively.

Loan principal balances to executive officers and directors of the Company were $1.9 million and $1.3 million as of December 31, 2015 and 2014, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $2.3 million and $2.2 million as of December 31, 2015 and 2014, respectively.  An analysis of the activity related to these loans as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Balance, beginning	$1,322	$271
Additions	438	470
Changes in Board composition	800	643
Principal payments and other reductions	(627)	(62)
Balance, ending	$1,933	$1,322

Note 5. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2015 and 2014 is summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$865,568	$918,658
Other investors	16	66
Totals	$865,584	$918,724

During the years ended December 31, 2015, 2014 and 2013, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as “mortgage loan servicing fees” under “noninterest income” on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $182 thousand, $191 thousand and $225 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.  These fees are included in “noninterest income” on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $6.1 million and $5.4 million as of December 31, 2015 and 2014, respectively.  There were no custodial balances on deposit with other financial institutions as of December 31, 2015 and 2014.

An analysis of changes in the MSR asset for the years ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$9,470	$10,336	$10,313
Servicing rights originated and capitalized	822	810	1,563
Amortization	(1,515)	(1,676)	(1,540)
Balance at end of period	$8,777	$9,470	$10,336

Below is an analysis of changes in the MSR asset valuation allowance for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$(2,017)	$(2,021)	$(3,342)
Aggregate reduction credited to operations	2,644	1,373	2,890
Aggregate additions charged to operations	(2,522)	(1,369)	(1,569)
Balance at end of period	$(1,895)	$(2,017)	$(2,021)

The fair values of the MSRs were $6.9 million, $7.5 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Weighted Average Public Securities Association (PSA) speed	213.25%	201.67%	166.67%
Weighted Average Discount rate	10.50	10.50	10.75
Weighted Average Earnings rate	1.73	1.77	1.79

Note 6. Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of December 31, 2015 and 2014, total OREO consisted of:

	2015	2014
	(In thousands)
Commercial real estate	$781	$2,985
Residential real estate	3,024	5,284
Construction real estate	4,541	5,711
Total	$8,346	$13,980

The following table presents a summary of OREO activity for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Balance at beginning of period	$13,980	$14,002
Transfers in at fair value	3,958	11,523
Write-down of value	(506)	(2,730)
Gain (loss) on disposal	749	651
Cash received upon disposition	(7,989)	(8,849)
Sales financed by loans	(1,846)	(617)
Balance at end of period	$8,346	$13,980

Note 7. Premises and Equipment

As of December 31, 2015 and 2014, premises and equipment consisted of:

	December 31,
	2015	2014
	(In thousands)
Land and land improvements	$3,820	$3,820
Buildings	23,166	23,146
Furniture and equipment	31,846	32,145
Total	58,832	59,111
Accumulated depreciation	(35,459)	(34,377)
Total less depreciation	$23,373	$24,734

Depreciation on premises and equipment was $1.7 million, $2.4 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8. Deposits

As of December 31, 2015 and 2014, deposits consisted of:

	December 31,
	2015	2014
	(In thousands)
Demand deposits, noninterest bearing	$75,867	$76,706
NOW and money market accounts	511,423	430,708
Savings deposits	380,045	432,017
Time certificates, $250,000 or more	39,148	53,693
Other time certificates	247,475	289,468
Total	$1,253,958	$1,282,592

As of December 31, 2015, the scheduled maturities of time certificates were as follows:

(In thousands)
2016	$227,583
2017	29,119
2018	13,108
2019	6,910
2020	4,002
Thereafter	5,901
Total	$286,623

Deposits from executive officers, directors and their affiliates as of December 31, 2015 and 2014 were $1.1 million and $874 thousand, respectively.

Note 9. Borrowings

Notes payable to the FHLB as of December 31, 2015 and 2014 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of December 31, 2015, no loans were pledged under the blanket assignment. However, investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances and letters of credit. An additional $112.6 million in advances is available based on the current value of the remaining unpledged investment securities.

The following table details borrowings as of December 31, 2015 and 2014.

Maturity Date	Rate	Type	Principal due	2015	2014
				(In thousands)
March 23, 2015	3.050%	Fixed	At maturity	$-	$20,000
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$22,300

Note 10. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of December 31, 2015:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.3351% (variable)	6.88%	2.162% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.3351% (variable)	6.88%	2.162% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $6.9 million and $4.3 million as of December 31, 2015 and 2014, respectively. As of September 30, 2016, the Company continued to defer the interest payments on the junior subordinated debentures, with interest accrued but unpaid totaling $9.1 million.

As of December 31, 2015 and 2014, the Company’s trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 11. Description of Leasing Arrangements
The Company is leasing land in Santa Fe on which it built a bank office as well as the vacant land adjacent to the office.  The construction of the office was completed in 2009.  The original terms of the leases expired in May 2014 and are currently month-to-month. The leases contain both options to extend for additional five year terms and an option to purchase the land at a set price.  Trinity was required to notify the landlord of its intent to exercise the options to purchase between December 1, 2014 and December 1, 2015 for the land on which the bank built its office and between May 1, 2014 and December 1, 2015 for the adjacent land. Trinity formally notified the landlord of its exercise of the options to purchase under the leases on April 24, 2015 and expects to complete the exercise or extend the lease in 2016.  This lease is classified as a capital lease.  The Company also holds two notes and mortgages on the land, and the interest payments received on the notes are approximately equal to the rental payments on the leases; and the principal due at maturity or upon transfer of the land, will largely offset the option purchase prices.

Operating lease payments for the years ended December 31, 2015, 2014 and 2013 totaled $272 thousand, $356 thousand and $507 thousand, respectively.

The lease payments under capital lease for 2015 totaled $161 thousand. These amounts were offset by the interest payments due on the notes.

Commitments for minimum future rentals under operating leases were as follows as of December 31, 2015:

Lease Payments under Operating Leases;

Year	(In thousands)
2016	$129
2017	114
2018	5
2019	7
Thereafter	-
Total	$255

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

The ESOP is funded by discretionary contributions by the Company as determined by its Board of Directors.  No expenses were recorded in 2015, 2014, or 2013.

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

Shares of the Company held by the ESOP are as follows:

	December 31,
	2015	2014
Shares acquired before December 31, 1992	215,369	215,503
Shares acquired after December 31, 1992	457,254	457,455
Total shares	672,623	672,958

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years ended December 31, 2015, 2014 and 2013.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $2.7 million and $2.0 million as of December 31, 2015 and 2014, respectively.

The Company’s employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 13. Stock Incentives

The Trinity Capital Corporation 1998 Stock Option Plan (“1998 Plan”) and Trinity Capital Corporation 2005 Stock Incentive Plan (“2005 Plan”) were created for the benefit of key management and select employees.  Under the 1998 Plan, 400,000 shares (as adjusted for the stock split on December 19, 2002) from shares held in treasury or authorized but unissued common stock were reserved for granting options.  No further awards may be granted under the 1998 Plan.  Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock were reserved for granting stock-based incentive awards.  No further awards may be granted under the 2005 Plan.  Both of these plans were approved by the Company’s stockholders.  The Compensation Committee determines the terms and conditions of the awards. At the Shareholder Meeting held on January 22, 2015, the Company’s stockholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan (“2015 Plan”). Under the 2015 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.    There were no awards issued under this plan in 2015.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of stock option and restricted stock unit (“RSU”) activity under the 1998 Plan and the 2005 Plan as of December 31, 2015 and 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in years	Agregate Intrinsic Value (in thousands)
Stock Options
Outstanding as of January 1, 2015	14,000	30.50	0.70	-
Forfeited or expired	(14,000)	30.50	-	-
Outstanding as of December 31, 2015	-	$-	-	$-
Vested as of December 31, 2015	-	$-	-	$-

	Shares	Weighted- Average Grant Price	Weighted-Average Remaining Contractual Term, in years	Agregate Intrinsic Value (in thousands)
RSUs
Outstanding as of January 1, 2015	11,765	4.25	1.50	50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding as of December 31, 2015	11,765	$4.25	0.50	$50
Vested as of December 31, 2015	-	$-	-	$-

There were no stock options exercised in 2015, 2014 or 2013.

As of December 31, 2015, there was $50 thousand in unrecognized compensation cost related to unvested share-based compensation awards granted under the 2005 Plan and the 1998 Plan.   The cost will be recognized over the 2 year vesting period.

Note 14. Income Taxes

The current and deferred components of the provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current provision (benefit) for income taxes
Federal	$-	$-	$-
State	-	-	-
Deferred provision (benefit) for income taxes
Federal	(188)	(1,621)	3,996
State	242	(206)	324
Change in valuation allowance	(54)	2,997	(4,320)
Total provision (benefit) for income taxes	$-	$1,170	$-

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015		2014
	Asset	Liability	Asset	Liability
	(In thousands)
Investment securities	$-	$-	$-	$-
Unrealized loss on securities available for sale	1,109	-	368	-
Stock dividends on FHLB stock	-	3	-	4
Venture capital investments	835	-	460	-
Allowance for loan losses	7,106	-	10,916	-
Premises and equipment	-	1,273	-	1,429
MSRs	-	2,722	-	2,972
Other intangible assets	377	-	418	-
OREO	1,349	-	1,144	-
Prepaid expenses	-	636	-	656
Accrued compensation	566	-	728	-
Capital losses	372	-	-	-
Net operating loss carryforwards	4,687	-	3,002	-
Business tax credits	2,827	-	1,970	-
Stock options and SARs expensed	237	-	160	-
Contributions and Other	206	-	41	-
AMT credit	173	-	377	-
Total deferred taxes	19,844	4,634	19,584	5,061
Allowance for deferred taxes	(19,844)	(4,634)	(19,584)	(5,061)
Net deferred taxes	$0	$(0)	$-	$-

A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of December 31, 2015, 2014, and 2013, management did not believe that it was more likely than not that the full amount of the deferred tax assets would be utilized in future periods.

For the year ended December 31, 2015, the Company had federal net operating loss carryforwards of $11.0 million and state net operating loss carryforwards of $18.8 million which will expire at various dates from 2031 to 2035.  Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

The Company had no income tax expense in 2015.

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

The Company had business tax credits totaling $2.4 million as of December 31, 2015 and $2.3 million as of December 31, 2014, which will begin to expire in 2031.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statuatory tax rate	$651	34.00%	$(1,688)	(35.00)%	4,502	35.00%
Net tax exempt interest income	(64)	(3.34)%	(158)	(3.28)%	(197)	(1.53)%
Interest disallowance	1	0.05%	3	0.06%	2	0.02%
Nondeductible expenses	13	0.68%	32	0.66%	37	0.29%
Nondeductible book amortization	107	5.59%	156	3.24%	217	1.69%
Other, net	-	0.00%	(90)	(1.87)%	(241)	(1.87)%
Tax credits	(424)	(22.15)%	(424)	(8.79)%	-	0.00%
Provision to return adjustments	(445)	(23.25)%	-	(8.79)%	-	0.00%
Fed rate differential	20	1.04%	-	(8.79)%	-	0.00%
Change in state tax rate	114	5.96%	-	(8.79)%	-	0.00%
Fines & penalties	-	0.00%	525	10.89%	-	0.00%
State income tax, net of federal benefit	81	4.23%	(183)	(3.80)%	-	0.00%
Tax provision (benefit) before change in valuation allowance	54	2.82%	(1,827)	(64.26)%	4,320	33.60%
Change in valuation allowance	(54)	(2.82)%	2,997	62.15%	(4,320)	(33.60)%
Provision (benefit) for income taxes	$-	0.00%	$1,170	(2.11)%	$-	0.00%

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

The Company has no liabilities associated with uncertain tax positions as of December 31, 2015 and 2014 and does not anticipate providing an income tax reserve in the next twelve months.  During the years ended December 31, 2015 and 2014, the Company did not record an accrual for interest and penalties associated with uncertain tax positions.

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

As of December 31, 2015 and 2014, the following credit-related commitments were outstanding:

	Contract Amount
	2015	2014
	(In thousands)
Unfunded commitments under lines of credit	$108,966	$141,674
Commercial and standby letters of credit	7,608	10,411
Commitments to make loans	5,105	5,489

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

Outstanding Letters of Credit:  In addition to short and long-term borrowings from the FHLB, the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  These letters of credit expired during 2015. The total value of these letters of credit was $22.0 million as of December 31, 2014.  These letters were secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures the Company’s short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at December 31, 2015 was $114.9 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both December 31, 2015 and 2014, $575 thousand has been recorded as liabilities for the Company’s potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $20 thousand and $28 thousand as of December 31, 2015 and 2014, respectively, and are included in “other liabilities” on the consolidated balance sheets.

Note 16. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred stock to the U.S. Department of the Treasury (“Treasury”) under the Capital Purchase Program (“CPP”).  Below is a table disclosing the information on the two series:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5% for first 5 years; thereafter 9%	$1,000.00	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000.00	2,102

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the years ended December 31, 2015 and 2014, a net amount of $178 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the years ended December 31, 2015 and 2014 the total of these amounts was $3.8 million and $3.2 million, respectively.

On August 10, 2012, the Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties. On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of December 31, 2015 and 2014 were $8.7 million and $4.8 million, respectively, and are included in “other liabilities” on the consolidated balance sheets.

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

SEC Investigation: On September 28, 2015, the Securities and Exchange Commission (“SEC”) announced an administrative settlement with the Company, resolving the previously reported investigation of the Company’s historical accounting and reporting with respect to its restatement of financial information for the years ended December 31, 2006 through December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012.  The Company and the SEC settled the investigation, pursuant to which the Company, without admitting or denying any factual allegations, consented to the SEC’s issuance of an administrative order finding that the Company did not properly account for the Bank’s loan portfolio during 2010, 2011 and the first two quarters of 2012, did not properly account for its OREO in 2011, and did not have effective internal accounting controls over loan and OREO accounting. In addition, the SEC found that certain former members of the Bank’s management caused the Bank to engage in false and misleading accounting and overrode internal accounting controls.  As a result, the SEC found that the Company violated certain provisions of the securities laws, including Section 10(b) of the Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder; Section 17(a) of the Securities Act of 1933; and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder; Section 13(b)(2)(A) of the Exchange Act; and Sections 13(b)(2)(B) of the Exchange Act. The settlement orders the Company to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty in the amount of $1.5 million. The civil money penalty was expensed in 2014 and subsequently paid in September 2015, upon entering into the administrative settlement agreement.  The Company agreed to cooperate in proceedings brought by the SEC as well as any future investigations into matters described in the settlement. The Company cooperated fully with the SEC investigation.

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

Title Insurance Coverage Litigation:

First American Title v. Los Alamos National Bank (Second Judicial District Court, State of New Mexico, Case No. D-202-CV-201207023).  This suit relates to title coverage claims regarding a commercial property that served as collateral for a commercial loan made by the Bank.  The title company asserted a claim against the Bank for recovery of losses suffered as a result of a settlement entered into by both the title company and the Bank to satisfy the claims of certain contractors who filed liens on the property. On April 29, 2016, the District Court issued its Findings of Fact and Conclusions of Law finding against the Bank and finding the plaintiff is entitled to a judgment in the amount of $150,000 and its costs of bringing suit.  The suit was settled in June 2016 for significantly less than the judgment amount.

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

The Company’s derivative instruments outstanding as of December 31, 2015 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

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

As of December 31, 2015, the Company had notional amounts of $5.1 million in contracts with customers and $8.1 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2014, the Company had notional amounts of $5.5 million in contracts with customers and $11.2 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $225 thousand as of December 31, 2015 and $139 thousand as of December 31, 2014.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $116.6 million as of December 31, 2015 and $136.1 million as of 2014, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	December 31,
	2015	2014
	(In thousands)
Fixed rate (ranging from 2.1% to 13.9%)	$11,913	$9,913
Adjustable rate	104,661	126,215
Total	$116,574	$136,128

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity’s ability, without written approval of the FRB, to make payments on the Company’s junior subordinated debentures, incur or increase any debt, issue dividends and other capital distributions or to repurchase or redeem any Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the OCC on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends. The Written Agreement was filed with the Company’s Current Report on Form 8-K filed on October 1, 2013; the Formal Agreement was filed with the Company’s Current Report on Form 8-K filed on December 6, 2012; and the Consent Order was filed with the Company’s Current Report on Form 8-K filed on December 23, 2013.  The Company and the Bank are taking actions to address the provisions of the enforcement actions.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2015.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$130,452	14.27%	$73,108	8.00%	N/A	N/A	N/A	N/A
Bank only	135,872	14.98%	72,562	8.00%	$90,703	10.00%	$99,773	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	110,532	12.10%	36,554	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	13.71%	36,281	4.00%	54,422	6.00%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	110,532	7.54%	58,650	4.00%	N/A	N/A	N/A	N/A
Bank only	124,361	8.51%	58,420	4.00%	73,025	5.00%	116,840	8.00%

N/A—not applicable

While the Bank’s capital ratios fall into the category of “well-capitalized,” the Bank cannot be considered “well-capitalized” due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2015 and 2014 the Bank was in compliance with these requirements.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$69,584	$-	$69,584	$-
State and political subdivisions	3,576	-	3,576	-
Residential mortgage-backed security	121,597	-	121,597	-
Residential collateralized mortgage obligation	39,921	-	39,921	-
Commercial mortgage backed security	41,119	-	41,119	-
SBA pool	750	-	750	-
Asset-backed security	39,493	-	39,493	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-
Total	$316,265	$-	$316,265	$-

December 31, 2014

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$42,282	$-	$42,282	$-
Stats and political subdivisions	5,087	-	5,087	-
Residential mortgage-backed security	101,775	-	101,775	-
Residential collateralized mortgage obligation	41,051	-	41,051	-
Commercial mortgage backed security	24,882	-	24,882	-
SBA pool	945	-	945	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	186	-	186	-
Total	$216,208	$-	$216,208	$-

There were no financial liabilities that were measured at fair value as of December 31, 2015 and 2014. There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the year.

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

OREO. OREO is adjusted to fair value at the time the loans are transferred to OREO. Subsequently, OREO is carried at the lower of the carrying value or fair value. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of OREO was computed based on third part appraisals, which are level 3 valuation inputs.

As of December 31, 2015, impaired loans with a carrying value of $40.7 million had a valuation allowance of $4.2 million. As of December 31, 2014, impaired loans with a carrying value of $47.2 million had a valuation allowance of $8.0 million.

In the table below, OREO had write-downs during the years ended December 31, 2015 and 2014 of $361 thousand and $2.7 million, respectively.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are included in the table below:

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2015
Financial Assets
Impaired loans	$36,870	$-	$-	$36,870
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	2,231	-	-	2,231

December 31, 2014
Financial Assets
Impaired loans	$47,234	$-	$-	$47,234
MSRs	7,438	-	-	7,438
Non-Financial Assets
OREO	6,111	-	-	6,111

See Note 5 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of December 31, 2015 and 2014:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
December 31, 2015	(In thousands)
Impaired loans
Commercial	$14,557	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.70)%
Commercial real estate	9,755	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.65)
Residential real estate	8,624	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.70), (5.29)
Construction real estate	3,436	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (6.14)
Installment and other	498	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (9.50), (6.52)
Total impaired loans	$36,870
OREO
Commercial real estate	$217	Sales comparison	Adjustments for differences of comparable sales	(14.55)% to (14.55)%, (14.55)%
Residential real estate	1,493	Sales comparison	Adjustments for differences of comparable sales	(8.47) to (91.19), (21.76)
Construction real estate	521	Sales comparison	Adjustments for differences of comparable sales	(10.70) to (67.45), (57.32)
Total OREO	$2,231

December 31, 2014
Impaired loans
Commercial	$15,041	Sales comparison	Adjustments for differences of comparable sales	(5.70)% to (13.92)%, (5.78)%
Commercial real estate	14,970	Sales comparison	Adjustments for differences of comparable sales	(5.50) to (7.62), (6.04)
Residential real estate	11,050	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (8.70), (5.62)
Construction real estate	5,537	Sales comparison	Adjustments for differences of comparable sales	(5.00) to (7.25), (6.07)
Installment and other	636	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (10.00), (6.82)
Total impaired loans	$47,234
OREO
Commercial real estate	$2,179	Sales comparison	Adjustments for differences of comparable sales	(5.45) to (42.92), (35.96)
Residential real estate	1,966	Sales comparison	Adjustments for differences of comparable sales	(2.98) to (82.38) (23.43)
Construction real estate	1,966	Sales comparison	Adjustments for differences of comparable sales	(22.41) to (100.00) (65.25)
Total OREO	$6,111

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of December 31, 2015 and 2014 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$13,506	$13,506	$-	$-	$13,506
Interest-bearing deposits with banks	151,049	151,049	-	-	151,049
Securities purchased under resell agreements	24,320	24,320	-	-	24,320
Investments:
Available for sale	316,040	-	316,040	-	316,040
Held to maturity	8,986	-	8,988	-	8,988
Non-marketable equity securities	3,854	N/A	N/A	N/A	N/A
Loans held for sale	3,041	-	-	3,041	3,041
Loans, net	822,396	-	-	830,555	830,555
Accrued interest receivable on securities	1,028	-	1,028	-	1,028
Accrued interest receivable on loans	3,795	-	-	3,795	3,795
Accrued interest receivable other	208	-	-	208	208
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-	225

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$20	$-	$20	$-	$20

Financial liabilities:
Non-interest bearing deposits	$152,888	$152,888	$-	$-	$152,888
Interest bearing deposits	1,101,070	-	1,099,937	-	1,099,937
Long-term borrowings	2,300	-	2,642	-	2,642
Junior subordinated debt	37,116	-	-	20,461	20,461
Accrued interest payable	7,370	-	7,370	-	7,370

December 31, 2014
Financial assets:
Cash and due from banks	$17,202	$17,202	$-	$-	$17,202
Interest-bearing deposits with banks	207,965	207,965	-	-	207,965
Securities purchased under resell agreements	22,231	22,231	-	-	22,231
Investments:
Available for sale	216,022	-	216,022	-	216,022
Held to maturity	11,775	-	11,947	-	11,947
Non-marketable equity securities	6,984	N/A	N/A	N/A	N/A
Loans held for sale	5,632	-	-	5,831	5,831
Loans, net	885,764	-	-	889,031	889,031
Accrued interest receivable	5,100	-	5,100	-	5,100
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	186	-	186	-	186

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$28	$-	$28	$-	$28

Financial liabilities:
Non-interest bearing deposits	$144,503	$144,503	$-	$-	$144,503
Interest bearing deposits	1,138,089	-	1,142,657	-	1,142,657
Long-term borrowings	22,300	-	23,001	-	23,001
Junior subordinated debt	37,116	-	-	20,758	20,758
Accrued interest payable	4,911	-	4,911	-	4,911

Note 21. Other Noninterest Expense

Other noninterest expense items are presented in the following table for the years ended December 31, 2015, 2014 and 2013. Components exceeding 1% of the aggregate of total net interest income and total noninterest income are presented separately.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other noninterest expenses
Data processing	$2,979	$3,155	$3,202
Marketing	1,335	1,119	1,181
Amortization and valuation of MSRs	1,393	1,672	219
Supplies	486	444	652
Postage	648	748	795
Bankcard and ATM network fees	1,872	2,169	1,458
Legal, professional and accounting fees	7,304	10,868	7,169
FDIC insurance premiums	3,087	3,211	2,944
Collection expenses	834	1,217	4,369
Other	3,443	4,714	2,987
Total noninterest expenses	$23,381	$29,317	$24,976

Note 22. Subsequent Events

Purchase of Commercial Property.  In March 2016, the Bank formed Triscensions ABQ, LLC, a wholly owned subsidiary of the bank,  for the purpose of acquiring, holding, and managing a commercial office building at 7445 Pan American Freeway, NE in Albuquerque, NM.  The Bank intends to utilize approximately one quarter of the building for future banking offices with the remainder of the building leased to long term tenants.   The Bank injected $5 million in initial capital into the new subsidiary, Triscensions ABQ, LLC.  These funds were used to purchase the property and for funding future operations and possible renovations.

Stock Purchase Agreement. On September 8, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (together with Patriot Financial Partners II, L.P., “Patriot”) and Strategic Value Bank Partners LLC, through its fund, Strategic Value Investors LP (“SVBP”, and collectively, the “Investors”), pursuant to which the Company expects to raise gross proceeds of approximately $52 million in a private placement transaction and to issue shares of the Company’s common stock at a purchase price of $4.75 per common share and shares of newly-created nonvoting noncumulative convertible perpetual Series C Preferred Stock at a purchase price of $475.00 per share of Series C Preferred Stock.  Proceeds from the private placement transaction will be used to repurchase all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to pay the deferred interest on our trust preferred securities, and for general corporate purposes.  Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for the use of proceeds described above. We currently anticipate that the private placement transaction will close in [October] 2016. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and Series C preferred stock issued in the private placement and the underlying shares of Common Stock or non-voting Common Stock into which the shares of Series C preferred stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

Pursuant to the terms of the stock purchase agreement, prior to closing, Castle Creek and Patriot will enter into side letter agreements with us.  Under the terms of a side letter agreements, each investor will be entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of  common stock (including shares of Common Stock issuable upon conversion of the Series C preferred stock or non-voting Common Stock).

Note 23.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets
Cash	$707	$1,382
Investments in subsidiaries	128,627	125,770
Other assets	7,944	16,993
Total assets	$137,278	$144,145

Liabilities and Stockholders' Equity
Dividends payable	$8,693	$4,776
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	12,479	19,231
Stock owned by Employee Stock Ownership Plan (ESOP) participants	2,690	2,019
Stockholders' equity	76,300	81,003
Total liabilities and stockholders' equity	$137,278	$144,145

Statements of Operations

	December 31,
	2015	2014	2013
	(In thousands)
Dividends from subsidiaries	$-	$-	$25
Interest and other income	161	475	463
Interest and other expense	(3,152)	(3,320)	(2,312)
Income before income tax benefit and equity in undistributed net income of subsidiaries	(2,991)	(2,845)	(1,824)
Income tax benefit	-	-	1,137
Loss before equity in undistributed net income of subsidiaries	(2,991)	(2,845)	(687)
Equity in undistributed net income (loss) of subsidiaries	4,905	(3,147)	13,550
Net income (loss)	$1,914	$(5,992)	$12,863
Dividends and discount accretion on preferred shares	3,803	3,230	2,144
Net (loss) income available to common shareholders	$(1,889)	$(9,222)	$10,719

Statements of Cash Flows
	December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$1,914	$(5,992)	$12,863
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income (loss) of subsidiaries	(4,905)	3,147	(13,550)
Decrease in taxes receivable from subsidiaries	9,051	1,139	1,137
Gain on sale of subsidiary	-	(56)	-
Decrease (increase) in other assets	9,036	828	(296)
Decrease in other liabilities	(18,442)	(1,632)	(1,994)
Increase in TPS accrued dividend payable	2,559	2,340	-
Sale of subsidiary	-	(111)	-
Tax benefit recognized for exercise of stock options	-	-	1,376
Net cash used in operating activities	$(773)	$(323)	$(450)
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(100)	290	42
Net cash (used in) provided by investing activities	$(100)	$290	$42
Cash Flows from Financing Activities
Issuance of treasury stock	198	100	-
Preferred shares dividend payments	-	-	(484)
Net cash provided by (used in) financing activities	$198	$100	$(484)
Net increase (decrease) in cash	(675)	67	(892)
Cash:
Beginning of year	1,382	1,315	2,207
End of year	$707	$1,382	$1,315

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed on May 9, 2016, subsequent to the issuance of the Company’s consolidated financial statements on Form 10-Q as of and for the quarterly period ended June 30, 2012, the Company’s management determined that the Bank, the Company’s wholly owned bank subsidiary (the “Bank”), had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company’s Current Report on Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission (“SEC”).  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.

Management anticipates that its remedial actions, and further actions that are being developed, will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Management has made technological improvements with the implementation of the new core systems in mid-July 2016.  These new enhanced core systems will allow management to redesign processes and enhance controls.  Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

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

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Securities Exchange Act Rules 13a-15 (e) and 15d-15(e).

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

In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the 1992 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, as a result of the material weaknesses in internal control over financial reporting as discussed below.

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

In connection with the preparation and filing of this Form 10-K, the Company’s Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Based on this evaluation, Management has concluded that there were control deficiencies in the Company’s internal control over financial reporting, which individually or in combination were considered material weaknesses as of December 31, 2015. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015. Many of these weaknesses continue to be present.

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

•
For the third party application used to calculate trust fee income, management relied on the application without performing a review of the SOC/SSAE 16 report as well as the associated Complementary User Entity Controls.

•
A review of user access to financially significant applications had been initiated but not completed in its entirety in calendar year 2015.  In addition, security events were not being tracked through available application logs for several of these applications.

•	The core system for loans and deposits did not provide the tools or reports necessary for management to implement an effective set of controls over account-level file maintenance changes.

(3)	Internal Audit and Risk Management. The Company’s Internal Audit function did not provide adequate oversight and the Company’s Risk Management function lacked formality and structure as follows:
•
Progress occurred in 2015 after the reorganization of the Internal Audit function, but for the majority of the year the Company’s Internal Audit function did not provide adequate oversight due to an improper risk assessment process, inaccurate or outdated process and control documentation, untimely testing procedures, and insufficient monitoring over training of Internal Audit personnel.  Risk assessment and audit procedures designed did not sufficiently address risks in financial reporting, although improvement occurred after this function was outsourced to a third party during the year.

•
Process and control documentation did not accurately reflect the actual processes and controls in place.  In various cases, process and control flow charts include controls that were no longer applicable and do not reflect newly implemented controls.

•	Testing of Internal Controls over Financial Reporting was not completed in a timely manner.
•	The Company did not have a formal risk management function for the majority of 2015.

(4)	Financial Reporting. The Company lacked sufficient staffing over the financial reporting function, resulting in reporting issues, errors and untimely financial reporting, as follows:
•
For the majority of the year the Company lacked sufficient qualified individuals within the financial reporting function. Prior to the arrival of these individuals, undue reliance was placed on results from regulatory and external examinations to identify financial reporting issues and errors.

•
Management reviews of control procedures designed to validate and detect errors at period end were informal in various cases and in most cases lacked the precision necessary to identify material errors.

•	Segregation of duties were not in place in several financially significant areas.
•	Period-end financial reporting procedures were informal and inconsistent for the majority of the year. Similarly, for the majority of the year management did not utilize checklists to:
i.	Track completion of month-end key reconciliations
ii.	Complete and review calculations affecting significant accounting estimates
iii.	Track compliance with GAAP and SEC reporting requirements.
iv.	Document the review of regulatory reporting requirements including call reports.
•	Subsequent event identification procedures were incomplete, resulting in untimely identifications and adjustments.
•	Controls over certain reconciliations were either not in place or not properly designed, resulting in one case where unidentified reconciling items and classification errors were not detected..
•	A control is not in place to validate the completeness of related party loan and deposit disclosures within both regulatory and financial reporting.

(5)	Allowance for Loan Losses. Processes and controls designed to monitor loan quality and determine the allowance for loan loss reserve were inadequate as follows:
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

Independent Registered Public Accounting Firm Attestation on Management’s Assessment of Internal Controls

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as us, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

•
The Company has replaced several members of senior management. Various officers of the Company, including several loan officers, left the Company, and the Company hired a new Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Information Officer, Chief Wealth Strategies & Fiduciary Officer, Director of Internal Audit and Chief Credit Officer. Additional staff was added in the Compliance and Accounting & Finance Departments. In addition, the Company created the position of Chief Risk Officer and hired a qualified candidate who started with the Bank in 2016.

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

•
The Company undergoing a conversion of its systems and tools used for compiling and issuing its financials to provide improved controls.  The Company imposed controls relating to the segregation of duties and access rights to various systems and is continuing to refine those controls to ensure effectiveness. In addition, the Company is undergoing a conversion of its core systems from its internally developed system to a third-party service provider which is expected to improve controls.

The remediation plans identified above were in different stages of progress as of the date of this Form 10-K. Management anticipates that these remedial actions, and further actions that are being developed, when fully implemented will strengthen the Company’s internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Trinity’s Board of Directors (“the Board”) is divided into three classes with one class elected each year to serve for a three-year term.  On June 22, 2015, the Boards of Trinity and the Bank appointed Gregory Antonsen as a director.  The Company disclosed his appointment on a Form 8-K filed on June 24, 2015. On September 18, 2015, the Boards of Trinity and the Bank appointed Leslie Nathanson Juris as a director.  The Company disclosed her appointment on a Form 8-K filed on September 21, 2015.

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

GREGORY (“GREGG”) A. ANTONSEN
Director Since June 2015
Class I Director

Mr. Antonsen, age 62, has served as a member of the Boards of Directors of Trinity and the Bank since June 2015. Mr. Antonsen serves on the Nominating and Corporate Governance, Enterprise Risk Management and Compensation Committees. Mr. Antonsen is the Senior Vice President and Qualifying Broker at Sotheby’s International Realty Santa Fe. Mr. Antonsen has been at Sotheby’s International Realty since 2011. Prior to joining Sotheby’s International Realty, Mr. Antonsen served for eight years as Senior Vice President for Business Development with Christie’s International Real Estate, headquartered in Santa Fe, where he oversaw management of regional offices and business growth throughout North America. Mr. Antonsen was the founder of Antonsen, Garrett & Associates, Ltd., a boutique real estate firm in Hawaii and also conducted a solo law practice for ten years. Mr. Antonsen earned his Bachelors of Art degree from Gustavus Adolphus College in St. Peter, Minnesota and a Juris Doctorate from William Mitchell College of Law in St. Paul, Minnesota.

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

JOHN S. GULAS
Director since 2014
Class II Director

Mr. Gulas, age 57, has served as a member of the Boards of Directors of Trinity and the Bank since May 2014. Mr. Gulas also serves as the Chief Executive Officer and President of Trinity and the Bank. Mr. Gulas is a member of the Executive, Loan, Enterprise Risk Management, and Trust and Investment Committees. Prior to joining Trinity and the Bank, Mr. Gulas served as President and Chief Executive Officer for Farmers National Bank headquartered in Canfield, Ohio from 2010 to 2014, and served as Chief Operating Officer for Farmers National Bank from 2008 to 2010. Mr. Gulas served as President and Chief Executive Officer for Sky Trust, Co, N.A., a subsidiary of Sky Financial from 2005 to 2007. In his 26-year banking career, Mr. Gulas has also held executive positions at UMB, Wachovia Corporation, and KeyCorp. Mr. Gulas is a graduate of Youngstown State University and the University of Toledo College of Law.

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

Mr. Gulas brings extensive banking, management and strategic planning experience to the Board and the management of Trinity and the Bank. Mr. Gulas has a track record of improved performance, increasing stockholder value and growth in a community bank environment. Mr. Gulas was recognized by the American Bankers Association for leading Farmers National Bank to national acclaim as one of the top community banks in the country, and under Mr. Gulas’ management in 2013 and 2014, Farmers National Bank was named by Bank Director magazine as one of the best banks with $1-5 billion in assets.

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

LESLIE NATHANSON JURIS
Director Since September 2015
Class II Director

Ms. Nathanson Juris, age 70, has served as a member of the Boards of Directors of Trinity and the Bank since September 2015. Ms. Nathanson Juris serves as a member of the Board’s Enterprise Risk Management and Nominating and Corporate Governance Committees. Ms. Nathanson Juris is the Founder and has been Managing Director of Nathanson/Juris Consulting, which advises corporate executives on issues of strategy, leadership, and organizational and personal performance. She continues to serve as an active consultant with her firm. Ms. Nathanson Juris has extensive experience in serving on corporate boards, including serving as Board Member for Ameristar Casinos, Inc. from 2003 to 2013; as Advisory Board Member to Chas. Levy Company, LLC from 1999 to 2011; Advisory Board Member to Successories from 2000 to 2003; and as a Board Member to Quill from 1995 to 1998.  Ms. Nathanson Juris also has extensive experience serving on non-profit boards, including National Dance Institute, New Mexico (NDInm) from 2003 to present; Emeritus Director to Creativity for Peace from 2005 to present; and as Advisory Board Member for BeCause Foundation from 2007 to present.

Ms. Nathanson Juris earned her Ph.D. in Organizational Behavior and Labor Relations from the Kellogg School of Management in 1979 and a Master’s Degree from Northwestern University in 1975.  She served as an Adjunct Professor at Kellogg School of Management from 1999 to 2010, teaching executives from many industries, including Banking, courses in leadership, strategy and change management. Ms. Nathanson Juris earned her Bachelor’s Degree from Tufts University.

Ms. Nathanson Juris brings this extensive experience and knowledge of leadership, business strategy and change management to the Boards of Trinity and the Bank.

JERRY KINDSFATHER
Director Since 1984
Class II Director

Jerry Kindsfather, age 66, has served as the Chair of the Board of Directors of Trinity since June 2012 and previously served as Chairman from 2000 to 2004. Mr. Kindsfather has served as the Chair of the Board of Directors of the Bank since February 2013. Mr. Kindsfather has served as a member of the Boards of Directors of Trinity and the Bank since 1984 and as a member of the Board of Directors of Title Guaranty since May 2000. He is the Chair of the Executive and Loan Committees and a member of the Compensation and Enterprise Risk Management Committees. Mr. Kindsfather retired in November 2003 after serving as President of AKC, Inc. since 1970 and as co-owner of Ed's Foods, a retail grocery store located in Los Alamos, New Mexico.  Mr. Kindsfather is a partner in J&G Investments and is a managing member of KKSE, LLC.

Mr. Kindsfather has business management experience and experience as a small business owner.  Mr. Kindsfather has extensive accounting and financial expertise.  Mr. Kindsfather has significant experience serving as a director for Trinity for 32 years.

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

ROBERT P. WORCESTER
Director Since 1995
Class II Director

Mr. Worcester, age 69, has been a member of the Boards of Directors of Trinity and the Bank since 1995 and served as the Chairman of the Board of Directors from 2008 to 2012.  Mr. Worcester served as the Vice Chairman of the Board from 2004 to 2008.  Mr. Worcester is the Chair of the Compensation and Trust and Investment Committees. He is also a member of the Audit and Loan Committees.  Mr. Worcester retired in October 2014 after practicing law for 40 years.  Mr. Worcester most recently practiced at the firm of Sommer Udall Sutin Law. He was previously the President and a 50% stockholder of Worcester & McKay, LLC which merged with Sommer Udall Sutin Law in 2013.  Mr. Worcester has been recognized by "The Best Lawyers in America" for the last 21 years and was recently recognized by "Outstanding Lawyers in America" and in "Super Lawyers of the Southwest."  He is also a Fellow of the American College of Trust and Estate Council since 1988 and past President of the Santa Fe Estate Planning Council.  He is the past President of the Georgia O'Keefe Foundation, a past member and Secretary of the Board of Directors of the Veritas Foundation, and a past member and Secretary of the Board of Directors of the Don and Susan Meredith Foundation.   In addition, Mr. Worcester serves as a member of the Board of Directors and President of the Peters Family Art Foundation, as a member of the Board of Directors and as President of the John Bourne Foundation, and as a member of the Board of Directors and Secretary of the Allan Houser Foundation.

Mr. Worcester’s qualifications include his knowledge and expertise as a trust and estate attorney.  Mr. Worcester has knowledge of a broad range legal and business issues.  Mr. Worcester also serves the communities through professional, educational and community service organizations.

Executive Officers

John S. Gulas.  See “Board of Directors” above.

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

Anne H. Kain. Ms. Kain, age 43, serves as Vice President Accounting and Finance for the Bank, having previously served as Interim Chief Financial Officer of Trinity and the Bank from September 12, 2014 to October 27, 2015. Ms. Kain was previously employed at the Bank as Vice-President and Cashier of the Bank from 2011 to September 2014, Cashier from 2004 to 2011, Assistant Cashier from 2002 to 2004, and Senior Accountant from 2000 to 2001. Ms. Kain earned her Masters of Business Administration and Bachelor of Business Administration degree in Finance from the University of New Mexico Anderson School of Business. Ms. Kain has been active in the community, serving on the Board of Directors for Quality New Mexico since 2011 and Espanola Valley Humane Society since 2011.  As of August 2016 Anne Kain is no longer employed at the Bank.

Thomas M. Lilly.  Mr. Lilly, age 57, has served as Chief Credit Officer of Los Alamos National Bank since July 2013.  Mr. Lilly was previously employed as Chief Credit Officer at The National Bank in Bettendorf, Iowa from August 2009 to July 2013.  Mr. Lilly as served as the Chief Credit Officer of West Valley National Bank in Goodyear, Arizona from January 2008 to January 2009.  Mr. Lilly has over 30 years’ experience as a commercial lender and Chief Credit Officer.

Yin Y Ho. Mr. Ho, age 64, has served as Chief Information Officer since September 29, 2014.  Mr. Ho was previously employed as Executive Vice President and Chief Information Officer at OmniAmerican Bank in Fort Worth, Texas since October 2008 until the bank was acquired by Southside Bank of Tyler, Texas.  Mr. Ho has performed key leadership roles as Chief Information Officer, Chief Information Security Officer, Technology Risk Management, and Enterprise Architect for IBM, Dell, Grant Thornton, Blockbuster, and Financial Institutions.  He is a frequent speaker for Banking and Finance Industry group in governance, risk, and cybersecurity areas, and was a adjunct professor at University of Texas in Arlington and University of North Texas.  Mr. Ho is the author of a network technology book and has served as publisher/editor-in-chief of information technology magazines.  Mr. Ho holds a BS from University of Wisconsin, an MS in Computer Science from North Dakota State University, and holds CIPP, CISA, CISM, CGEIT, and CISSP certification.

Other Relationships

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors, executive officers and persons who own more than 10% of Trinity’s common stock file reports of ownership and changes in ownership with the SEC. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on Trinity’s review of the copies of such forms furnished to it and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2015, all reports required to be filed under Section 16(a) during 2015 were timely filed.

Code of Conduct

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

Trinity’s Code of Conduct is available on its website (www.lanb.com) at https://www.lanb.com/docs/default-source/TCC/code-of-conduct-(2016-03-18).pdf?sfvrsn=6.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct by posting such information on its website. No waivers to Trinity’s Code of Conduct were granted or made in 2015.

Corporate Governance

Director Independence; Board Leadership Structure. It is Trinity’s policy that the Board of Directors consists of a majority of independent directors. The Board has determined that each of Goodwin, Kindsfather, Montoya, Jr., Slocomb, Worcester and Antonsen and Mmes. Howell and Nathanson Juris is “independent,” as defined by NASDAQ.  In making these determinations, the Board was aware of and considered the loan and deposit relationships with directors and their related interests with which the Bank enters into in the ordinary course of business, and any other arrangements which would fall within the provisions described under Certain Relationships and Related Transactions, and Director Independence in Item 13 below.

While not prohibited by its Bylaws, Trinity’s leadership structure since inception has been organized such that the positions of Chairman of the Board and the Chief Executive Officer are filled by two different persons. Currently, Jerry Kindsfather serves as Chairman and John S. Gulas serves as Chief Executive Officer.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee consist of Dr. Montoya (Chair), Antonsen and Slocomb and Ms. Nathanson Juris. The Board has determined that each member of the Committee is “independent,” as defined by the SEC and NASDAQ. The purpose of the Committee is to evaluate and recommend to the Board nominees for consideration by Trinity’s stockholders to serve as directors and to review and analyze the corporate governance policies and practices of Trinity. The Committee has adopted a written charter, which can be found on the Bank’s website at https://www.lanb.com/home/tcc-investor-relations/tcc-ncgc-charter setting forth the Committee’s duties and functions.

Nominating Process. There have been no changes to the procedures by which our shareholders may recommend nominees to the Board since such procedures were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 9, 2016.

Audit Committee. Mr. Goodwin (Chair), Dr. Montoya, Slocomb, and Worcester and Ms. Howell currently serve on the Audit Committee. The Board has determined that Mr. Goodwin is an “audit committee financial expert” as defined under the SEC rules and regulations.  Each member of the Audit Committee is “independent” as that term is defined in the rules of NASDAQ and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Board has determined that each Audit Committee member is financially literate.  The Audit Committee of the Company also serves as the Audit Committee for the Bank.

The responsibilities of the Audit Committee include the following:

●
Selecting and retaining Trinity’s independent registered public accounting firm, approval of the services they will perform and review of the results, both with management and in executive session with the independent registered public accounting firm;

●	Reviewing the performance of the independent registered public accounting firm;

●
Reviewing with management and the independent registered public accounting firm the systems of internal controls, including the adequacy and effectiveness of the systems of internal control over financial reporting and any significant changes in internal control over financial reporting, accounting practices and disclosure controls and procedures;

●	Reviewing annual and quarterly financial statements and other Trinity filings;

●	Reviewing internal audit reports and associated controls;

●	Instituting procedures for the receipt, retention and treatment of complaints received by Trinity regarding accounting, internal accounting controls or auditing matters; and

●	Assisting the Board in the oversight of:

o	the integrity of Trinity’s consolidated financial statements and the effectiveness of Trinity’s internal control over financial reporting; and

o	the independent registered public accounting firm’s and Internal Auditor’s qualifications and independence.

The Audit Committee will also carry out any other responsibilities delegated to the Audit Committee by the full Board.  The Committee has adopted a written charter which can be found at the Bank’s website at https://www.lanb.com/home/tcc-investor-relations/tcc-audit-committee setting forth the Audit Committee’s duties and functions.

Compensation Committee. Worcester (Chair), Antonsen, Goodwin, and Kindsfather serve on the Compensation Committee.  The Board of Directors has determined that each member of the Compensation Committee is “independent” as that term is defined by the SEC and NASDAQ. These committee members are “outside” directors under Section 162(m) of the Internal Revenue Code of 1986 and all are non-employee directors pursuant to Section 16 of the Exchange Act. The Compensation Committee has a written charter which may be found on the Bank’s website at https://www.lanb.com/home/tcc-investor-relations/tcc-compensation-committee. The Compensation Committee of the Company also serves as the Compensation Committee of the Bank.

The Compensation Committee is responsible for making recommendations to the Board regarding (and, in some cases, setting) compensation and incentive compensation awards and plans, and other forms of compensation for senior management as well as the contributions toward short- and long-term incentive compensation for all employees. The Compensation Committee is also responsible for reviewing and making recommendations to the full Board for all matters pertaining to compensation paid to directors for Board, committee and committee Chair services. The Compensation Committee, in accordance with its obligations under applicable rules and regulations of the federal banking regulators, periodically reviews and assesses the Company’s compensation plans to ensure that the risk-taking behavior incentivized by such plans is kept to an appropriate level. The Compensation Committee will, as necessary, amend or discontinue any plan or revise any company policy or procedure to meet its obligations under applicable rules and regulations of the federal banking regulators. The Compensation Committee also approves the Compensation Committee Report.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table. During 2015, the Company’s named executive officers (“NEOs”) were as follows: John S. Gulas, Daniel W. Thompson, Thomas M. Lilly, Yin Y Ho, and Anne H. Kain. The following table contains the summary of compensation awarded to, paid to or earned by the NEOs in 2015. The NEOs are compensated by the Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)	Total ($)
John S. Gulas, Chief Executive	2015	407,692	-	-	39,492	$447,184
Officer of Trinity and the Bank (2)	2014	223,077	-	50,000	91,643	$364,720
Daniel W. Thompson, Chief Financial Officer of Trinity and the Bank (3)	2015	125,192	-	-	17,804	$142,996
Anne H. Kain, Interim Chief	2015	132,500	74,885	-	-	$207,388
Financial Officer of Trinity and the Bank (4)	2014	129,948	10,000	-	-	$139,948
Thomas M. Lilly, Chief Credit Officer of the Bank	2015	233,914	-	-	-	$233,914
Yin Y Ho, Chief Information Officer of the Bank (5)	2015	199,712	-	-	2,003	$201,716

(1)
Amounts reported in this column reflect the aggregate grant date fair value of restricted stock units (“RSUs”), computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 13 to this Form 10-K.

(2)
Mr. Gulas was hired as Chief Executive Officer and President of Trinity and the Bank on May 29, 2014. Other Compensation paid to Mr. Gulas in 2015 consists of an annual vehicle allowance ($9,000), moving expenses ($26,792), and temporary housing ($3,700).  Other Compensation paid in 2014 consists of an annual vehicle allowance ($4,500), moving expenses ($41,717), one-half of the realtor fee on his prior residence ($11,994) and temporary housing expenses ($33,432).

(3)
Mr. Thompson was hired on July 7, 2015 and was appointed Chief Financial Officer on October 27, 2015.  Other Compensation paid in 2015 consists of cell phone allowance ($554) half of the realtor fee on his prior residence ($17,250).

(4)
Ms. Kain served as Interim Chief Financial Officer of Trinity and the Bank from September 4, 2014 to October 27, 2015 and October 19, 2015, respectively. Ms. Kain’s bonus consisted of a discretionary performance bonus.

(5)	Mr. Ho was hired on September 29, 2014 as the Chief Information Officer. Other compensation consists of moving expenses ($2,003).

Mr. Gulas did not receive an increase in salary for 2015, nor did Ms. Kain.  Mr. Gulas and certain other senior officers of the Bank are eligible for incentive-based compensation to be earned in 2015 pursuant to the 2015 Long-Term Incentive Plan and the Incentive Compensation Program. Awards pursuant to these plans are both discretionary and based upon performance metrics.  The performance metrics are aimed at encouraging growth and increasing profitability and ensuring appropriate risk management.  In addition, the equity awards will vest over a three-year period and require profitability in subsequent years as a prerequisite to vesting, among other requirements. Awards made under these plans are subject to recoupment by the Company in the event of a material error or the necessity for a restatement of the data upon which the award was based.

Grants of Plan-Based Awards. There were no grants to any NEO in 2015.

Outstanding Equity Awards as of 2015 Year-End. The following table provides information as of December 31, 2015 regarding outstanding equity awards held by the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Fair Value of Shares or Units of Stock That Have Not Vested (2) ($)
John S. Gulas	-	-	-	-	11,765	47,060

(1)	All awards reflected in this column will vest 100% on the second anniversary of grant, June 3, 2016.
(2)	The fair value is based upon the last reported sale price of the Company common stock on December 31, 2015 of $4.00 per share.

The Company awarded Mr. Gulas 6,000 shares of unrestricted common stock on February 24, 2015, the fair value of which was $24,000 based upon the last reported sale price of the Company common stock on February 24, 2015 of $4.00 per share.  This award was based upon Mr. Gulas’ performance in 2014.  No other executive officer was awarded equity in 2015.

Employment Agreements. During 2015, the Company had in place employment agreements with Mr. Gulas, Mr. Thompson, and Ms. Kain. The Company entered into these agreements to provide certainty in the relationships between the Company and these key employees in relation to their positions, as well as to establish non-compete and non-solicitation agreements and change in control provisions. The key provisions of these agreements are summarized immediately below and in the “Potential Payments upon Termination or Change in Control” section below. These summaries are qualified in their entirety by reference to the full employment agreements, copies of which are filed as exhibits to this Form 10-K.  Ms. Kain’s term of employment under the agreement expired on October 27, 2015.

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

 New CFO Employment Agreement. On October 19, 2015, the Bank entered into a two-year employment agreement with Daniel W. Thompson, Chief Financial Officer of the Bank. On October 27, 2015, the Company and the Bank entered into a two-year employment agreement with Mr. Thompson, Chief Financial Officer of the Company and the Bank. The agreement will extend automatically each year for additional one-year periods beginning on the first anniversary of its effective date, unless either party chooses not to extend the term. Mr. Thompson’s initial annual base salary under the agreement will be $262,500, and he will participate in the benefit plans currently available to Bank employees and be entitled to certain additional benefits including temporary housing expenses, reimbursement of certain moving expenses and realtor fees up to a total of $45,000. Mr. Thompson is eligible to participate in the Company’s incentive plans, including the 2015 Long-Term Incentive Plan at a level of thirty percent (30%) of Base Salary, subject to the terms and conditions of the Plan and as approved by the Board.

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

Potential Payments upon Termination or Change in Control. As of December 31, 2015, the Bank is deemed to be in “troubled condition” by virtue of the regulatory enforcement actions, and as a result, we are required to comply with certain restrictions on severance payments under the applicable rules and may be prohibited from making some or all of the payments reflected in the table below in connection with an employment termination. However, the table below sets forth the estimated amount of incremental compensation payable to each of the NEOs upon different employment termination and change in control scenarios as though the troubled condition rules did not apply. The amounts shown assume the hypothetical payment event was effective as of December 31, 2015, and that the price of the Company’s common stock was the closing price of $4.00 on December 31, 2015 (the last trading day of the year).

Potential Payment Event	John S. Gulas		Daniel W. Thompson
Voluntary Termination (including Retirement)	None		None
Termination without Cause (no Change in Control)	None		None
Termination for Cause (no Change in Control)	None		None
Involuntary Termination following Change in Control	$447,060	(1)	$262,500	(2)
Termination Due to Death or Disability	$47,060	(3)	$0
Change in Control (no Termination)	$47,060	(3)	$0

(1)
Under his employment agreement, Mr. Gulas is entitled to a lump sum payment equal to 12 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him for good reason (as defined in his agreement) within 12 months following a change in control of the Company, or (c) by him for any reason within 30 days following a change in control of the Company.

(2)
Under his employment agreement, Mr. Thompson is entitled to a lump sum payment equal to 12 months of his annual base salary in the event of a termination of his employment (a) by the Company without cause within 12 months following a change in control of the Company, (b) by him for good reason (as defined in his agreement) within 12 months following a change in control of the Company, or (c) by him for any reason within 30 days following a change in control of the Company.

(3)	The outstanding RSUs awarded to Mr. Gulas under the 2015 Plan would vest 100% upon Mr. Gulas’ termination without cause on or following a change in control of the Company.

All change in control payments due to Mr. Gulas and Mr. Thompson are limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G.

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

Code Section 162(m) generally limits the Bank’s Federal income tax deduction for certain executive compensation in excess of $1 million paid to the Chief Executive Officer and the three highest compensated officers (other than the Chief Financial Officer) serving at the end of the year. The $1 million deduction limit does not apply, however, to “performance-based compensation,” as that term is defined in Code Section 162(m). The Compensation Committee recognizes the possibility that if the amounts of the base salary of a covered officer, and other compensation that is not “performance-based compensation,” exceeds $1 million, it may not be fully deductible for Federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of payment should be modified as to preserve any deduction otherwise available. In 2015, the limitation on deductibility of compensation to the Company’s officers did not affect the Company’s compensation practices nor did the Company pay any officers an amount in excess of the applicable deductibility limit.

Stock Ownership Requirements. The Company has not adopted stock ownership requirements for the NEOs or directors apart from the requirements of the bank regulators under 12 U.S.C. Section 72, which require directors to own a minimum of $1,000 in the Company’s stock. Each of the Company’s directors satisfies this requirement. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K, Part III, Item 12.  As a practical matter, the NEOs and directors hold significant interests in the Company’s stock, which they have accumulated primarily through individual purchases and, for NEOs, through the exercise of stock incentive awards, as reflected in the Security Ownership table in this Form 10-K, Part III, Item 12.

Compensation Claw-backs. Upon completion of the restatement of financial data contained in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on December 12, 2014, the Company initiated a compensation claw-back in accordance with CPP rules and all other applicable laws.  The claw-backs included all persons subject to claw-back requirements who received incentive compensation based upon the Company’s performance during 2013, 2012, 2011 and 2010.  The total of the claw-backs is approximately $97 thousand of which over $78 thousand was recovered as of March 31, 2016.

Director Compensation

The Company provides compensation to non-employee directors based on the service they provide to the Company. The Company’s employee director, John S. Gulas, was not provided compensation for his service as director during 2015. The Company’s employee director was compensated for his positions within the Company during 2015 as described above.

The following table sets forth compensation provided to each of the non-employee directors of the Company and includes compensation for their services as directors of the Bank in 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation (1) ($)	Total ($)
James E. Goodwin, Jr.	42,000	10,000	3,803	55,803
Jeffrey F. Howell	36,000	10,000	3,364	49,364
Jerry Kindsfather	19,165	10,000	2,133	31,298
Arthur B. Montoya, Jr.	36,000	10,000	3,364	49,364
Charles A. Slocomb	36,000	10,000	3,364	49,364
Robert P. Worcester	36,000	10,000	3,364	49,364
Gregory Antonsen	31,000	-	2,267	33,267
Leslie Nathanson Juris	22,000	-	1,609	23,609

(1)	All Other Compensation consists of tax gross-ups. The Company does not provide for the payment of any tax gross-ups to its NEOs.

The Board modified the fees paid to non-employee members, effective January 1, 2016, as presented in the table below. Each non-employee member of the Board receives the compensation as presented in the following table.

Board or Committee	2015 Fee Schedule (1) ($)	2016 Fee Schedule ($) (3)
Trinity Board of Directors Monthly Retainer	500	500
Bank Board of Directors Monthly Retainer	2,500	2,500
Trinity Board of Directors Annual Stock Grant (2)	10,000	12,000
Trinity Chair of the Board of Directors Monthly Retainer	833	833
Trinity and Bank Audit Committee Chairman Monthly Retainer	500	500
Trinity and Bank Executive Committee Members	-	500
Trinity Chair of the Board of Directors Annual Stock Grant	-	8,000
Trinity and Bank Audit Committee, Compensation, Risk Management, and Nominating Committees Chairman Annual Stock Grant	-	4,000

(1)	The 2015 Fee Schedule was approved on February 24, 2015 with an effective date of January 1, 2015.
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

(3)
On December 15, 2015, the Fee Schedule was modified to increase the annual stock grant to directors and to provide an additional grant of unrestricted stock for the chairs of Trinity committees and the members of the Executive Committee.  The revised fee schedule was effective on January 1, 2016.

Under the Trinity Capital Corporation Directors Deferred Compensation Plan, approved effective March 24, 2015, directors may choose to defer some or all of their annual cash retainers. Deferred compensation will be invested in an interest-bearing account.  In 2015 one board member elected to defer a portion of board fees earned.

Role of Compensation Consultants and Advisors

Under the Compensation Committee charter, the Compensation Committee is authorized to engage consultants or advisors in connection with its review and analysis of director compensation.  The Compensation Committee engaged McLagan, an independent executive financial institution compensation consultant, to provide advice and recommendations on all compensation matters under its oversight responsibilities in 2015.  The Committee in its sole discretion selects the consultant, and determines its compensation and scope of responsibilities.

In 2015, McLagan assisted the Committee by providing advice and recommendations regarding the compensation philosophy and strategies; executive and director compensation levels and practices, including review and recommendations on chief executive officer and other executive compensation and evaluation of chief executive officer pay and peer levels; designation of the Company’s compensation peer groups; guidance on the design of the compensation plans including the 2015 Long-Term Incentive Plan; and periodic reports regarding market and industry compensation trends.  The Committee and the Company did not engage McLagan for any additional services outside of executive and director compensation consulting during 2015.  In addition, the Committee does not believe that there were any potential conflicts of interest that arise from any work performed by McLagan during 2015.

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

All shares of common stock are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.  Beneficial ownership as of the dates noted has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of October 1, 2016. The shares of common stock subject to options currently exercisable or exercisable within 60 days of October 1, 2016, are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person.  The address of each beneficial owner is c/o Trinity, 1200 Trinity Drive, Los Alamos, New Mexico 87544, unless otherwise indicated by footnote.  As of July 1, 2016, there were 6,526,302 shares of common stock outstanding, each share entitled to one vote.

Name of Individual or Individuals in Group	Reporting Type	As of September 30, 2016
		Beneficial Ownership	Percent of Class
Gregory G. Antonsen	Director	5,500	*
James E. Goodwin, Jr. (1)	Director	10,667	*
John S. Gulas (2)	Director and Chief Executive Officer	15,518	*
Yin Y Ho (3)	Chief Information Officer	-	*
Jeffrey F. Howell	Director	16,028	*
Leslie Nathanson Juris	Director	5,500	*
Jerry Kindsfather (4)	Director	236,360	3.6%
Thomas M. Lilly (5)	Chief Credit Officer	-	*
Arthur B. Montoya, Jr. (6)	Director	25,333	*
Charles A. Slocomb (7)	Director	15,336	*
Daniel W. Thompson (8)	Chief Financial Officer	-	*
Robert P. Worcester (9)	Director	18,674	*

Total of Current Directors and Executive Officers (10)		348,916	5.3%

(1)
The James E. Goodwin, Jr. 2010 Trust holds 10,000 shares which was gifted to the trust by Mr. Goodwin.  Mr. Goodwin does not have any voting or investment power over such shares.  Mr. Worcester is one of the Trustees of the trust and has voting and investment power over such shares.

(2)
Mr. Gulas was appointed as Chief Executive Officer, President and Director of Trinity on May 29, 2014 and did not hold a position at Trinity or the Bank prior to that date. Mr. Gulas holds 11,765 RSUs, awarded on June 3, 2014 which will vest on June 3, 2016 and are included in his total as this date was prior to September 1, 2016. Mr. Gulas also holds 19,880 RSUs awarded on February 23, 2016 which are not included in the total as these RSUs are not yet vested.

(3)	Mr. Ho holds 8,989 RSUs awarded on February 23, 2016. These RSUs are not yet vested.
(4)
Mr. Kindsfather holds 100,268 shares in the Kindsfather Family Revocable Trust. Mr. Kindsfather’s beneficial ownership also includes 129,592 shares, one-half of the 259,184 shares held by J&G Investments, in which Mr. Kindsfather is a 50% partner with shared voting and investment power.

(5)	Mr. Lilly holds 8,962 RSUs awarded on February 23, 2016. These RSUs are not yet vested.
(6)
Dr. Montoya shares voting and investment power in 25,033 shares with his spouse. The remaining 300 shares are held by the Arthur B. Montoya, Jr., DDS Profit Sharing Plan over which Dr. Montoya shares voting and investment power.

(7)	Mr. Slocomb shares voting and investment power in such shares with his spouse.
(8)	Mr. Thompson holds 8,453 RSUs awarded on February 23, 2016. These RSUs are not yet vested. Mr. Thompson was appointed Chief Financial Officer of Trinity and the Bank on October 27, 2015.
(9)
Mr. Worcester shares voting and investment power over 14,674 shares with his spouse.  Mr. Worcester serves as Trustee to the James E. Goodwin, Jr. 2010 Trust and has investment powers over the 10,000 shares held therein.  These shares are included under James E. Goodwin Jr.’s total in the above table.

(10)	The total percentage of ownership for all Directors and Executive Officers includes all options exercisable within 60 days of May 1, 2016.

Persons known to Trinity to own more than 5% of the outstanding shares

Name of Individual or Individuals in Group	Reporting Type	As of September 30, 2016
		Beneficial Ownership	Percent of Class
Trinity Capital Corporation ESOP (1)	5% Shareholder	672,654	10.3%
The Delle Foundation (2)	5% Shareholder	567,097	8.7%
Kindsfather Family Trust, Jerry and Faye Kindsfather, J&G Partners, Gary and Linda Kindsfather (3)	5% Shareholder, Director	373,952	5.7%

(1)	Of the 672,654 shares held by Trinity’s ESOP as of September 31, 2016 all were allocated or will be allocated to the individual participants’ accounts.
(2)
The Delle Foundation is a non-profit corporation. George A. Cowan, the grantor of the foundation, served as a Director Emeritus to Trinity and the Bank until his death in April 2012. The address of The Delle Foundation is 1200 Trinity Drive, Los Alamos, NM 87544. Ms. Howell serves as Chairman of the Board of The Delle Foundation.

(3)
Jerry Kindsfather, the Kindsfather Family Revocable Trust u/a dated June 16, 2008, J&G Investments, the Gary E. and Linda D. Kindsfather Trust u/a dated July 5, 2007 and Gary and Linda Kindsfather collectively hold 5.73% of the outstanding shares of Trinity. Mr. Kindsfather holds 6,500 shares and 100,268 shares in the Kindsfather Family Revocable Trust. J&G Investments holds 259,184 shares.  The Gary E. and Linda D. Kindsfather Trust holds 8,000 shares. Jerry Kindsfather serves as Chairman of the Board of Directors of both Trinity and the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity’s current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan which was approved by stockholders at the 1998 Annual Meeting, the Trinity Capital Corporation 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by stockholders at the 2005 Annual Shareholders’ Meeting and the Trinity Capital Corporation 2015 Long-Term Incentive Plan (the “2015 Plan”), which was approved by stockholders at the 2014 Annual Shareholders’ Meeting held on January 22, 2015.  The following table provides information regarding the Plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	11,765	$4.25	500,000
Equity compensation plans not approved by stockholders	—	—	—
Total	11,765	$4.25	500,000	(2)

(1)	As of December 31, 2015, there were 11,765 outstanding RSUs under the Company’s equity compensation plans. The exercise price in column (b) is for the outstanding RSUs.
(2)	No additional shares may be awarded under the 2005 Plan. The 2015 Plan authorized the issuance of 500,000 shares, of which 449,769 remain available for issuance as of September 30, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. Trinity’s written Related Party Transaction Policy provides that all relationships between Trinity and any director, executive officer or an entity related to a director or executive officer, will be reviewed, approved or ratified by the Audit Committee, excluding loan transactions falling within the ordinary course of business with the Bank. All transactions will be reviewed, regardless of type, when the transaction is anticipated to or actually meets or exceeds $120,000 in compensation to the director, executive officer or an entity related to a director or executive officer. The review will include the details of the relationship, including the nature of the relationship, the anticipated amount of compensation to be paid under the transaction, and, if possible, a comparison of market rates for similar products or services. The Audit Committee will consider the proposed relationship and either approve or deny the engagement. Additionally, the relationships with directors and their related entities will be reviewed each year as part of the determination of independence of each director and nominee. In the event that a relationship is entered into without prior approval of the Audit Committee, it will be provided with detailed information regarding the relationship for ratification. If the Audit Committee does not ratify the relationship, Trinity will terminate the relationship. Once a relationship has been created, Trinity will cause a request for proposals to be issued to the director, executive officer or entity related to a director or executive officer not less than every five years. This request will serve to ensure that Trinity is obtaining products and services on terms at least as favorable as if they were from an unrelated third party.

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

The Board selected Crowe as the independent registered public accounting firm of Trinity and the Bank for the years ended December 31, 2015 and 2014.

Audit and Other Fees Paid.  Aggregate fees for professional services rendered for Trinity and the Bank by Crowe for the years ended December 31, 2015 and 2014, including the restated periods, are described below.

Services Provided	2015 (thousands)	2014
Audit Fees, including audits of our consolidated financial statements	$1,007	$1,379
Audit Related Fees, including assurance related services the majority of which relate to the audits of Trinity’s ESOP and 401(k) plan and evaluation of compliance with the Sarbanes-Oxley Act of 2002	-	39
Tax Fees, including preparation of our federal and state income tax returns and non-routine tax consultations	-	-
All Other Fees	191	189
TOTAL	$1,198	$1,605

Fees Paid.  For the year ended December 31, 2015, the Company paid a total of $958 thousand to Crowe Horwath for audit work related to the 2014 financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.   The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to Trinity or the Bank and ensures that the independent public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation.  During the years ended December 31, 2015, 2014 and 2013, all services were approved in advance by the Audit Committee in compliance with these processes. The Committee concluded that the provision of such services by Crowe and Moss Adams was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions.

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

Exhibits.  The following exhibits are filed as part of this Form 10-K:

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (22)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (9)	Amendment to the Articles of Incorporation establishing the Series A Preferred Stock and the Series B Preferred Stock, effective on March 25, 2009

3.4(22)	Amendment to the Articles of Incorporation, effective on April 26, 2004

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (6)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company

10.1 (1)	Los Alamos National Bank Employee Stock Ownership Plan

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.4 (2)	Form of stock option grant agreement

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (13)	Amended and Restated Trinity Capital Corporation 2005 Stock Incentive Plan

10.8 (12)	Form of stock appreciation right grant agreement

10.9 (7)	Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells

10.10 (8)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated March 13, 2008

10.11 (19)	Amendment to Employment Agreement dated January 16, 2007 between Trinity Capital Corporation, Los Alamos National Bank and Steve W. Wells dated December 31, 2012

10.12 (11)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.13 (11)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.14 (10)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2009) adopted on April 23, 2009

10.15 (13)	Form of Non-TARP Restricted Stock Unit grant agreement

10.16 (13)	Form of TARP Restricted Stock Unit grant agreement

10.17 (14)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated November 30, 2012

10.18 (15)	Agreement by and between Trinity Capital Corporation and the Federal Reserve Bank of Kansas City, dated September 26, 2013

10.19 (16)	Consent Order by and between Los Alamos National Bank and The Comptroller of the Currency, dated December 17, 2013

10.20 (17)	Employment Agreement dated June 3, 2014 between Trinity Capital Corporation, Los Alamos National Bank and John S. Gulas

10.21 (18)	Consulting Agreement dated September 16, 2014, between Los Alamos National Bank and Daniel R. Bartholomew

10.22	Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.23	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2015)

10.2 (20)	Employment Agreement dated February 20, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Anne H. Kain

10.25 (21)	Employment Agreement dated October 27, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Daniel W. Thompson

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 31, 2016	TRINITY CAPITAL CORPORATION

	By:	/s/ John S. Gulas
John S. Gulas
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John S. Gulas	Chief Executive Officer, President	October 31, 2016
John S. Gulas	and Director

/s/ Daniel W. Thompson	Chief Financial Officer	October 31, 2016
Daniel W. Thompson	and Principal Accounting Officer

/s/ Jerry Kindsfather	Chairman of the Board	October 31, 2016
Jerry Kindsfather	and Director

/s/ Gregg Antonsen	Director	October 31, 2016
Gregg Antonsen

/s/ James E. Goodwin, Jr.	Director	October 31, 2016
James E. Goodwin, Jr.

/s/ Jeffrey F. Howell	Director	October 31, 2016
Jeffrey F. Howell

/s/ Leslie Nathanson Juris	Director	October 31, 2016
Leslie Nathanson Juris

/s/ Arthur B. Montoya, Jr.	Director	October 31, 2016
Arthur B. Montoya, Jr.

/s/ Charles A. Slocomb	Director	October 31, 2016
Charles A. Slocomb

/s/ Robert P. Worcester	Director	October 31, 2016
Robert P. Worcester