Form 10-K/A
period 2014-12-31
TRINITY CAPITAL CORP
filed 2016-11-23
CIK 99771

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

Registrant's telephone number, including area code (505) 662-5171

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ]  Yes    [ x ]  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[   ]  Yes   [ x  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]   Yes    [  ] No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [   ] Accelerated filer[   ]
Non-accelerated filer   [   ]  (do not check if a smaller reporting company)     Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ]  Yes   [ x ]  No

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $25,967,000  (based on the last sale price of the Common Stock at June 30, 2015 of $4.00 per share).

As of March 31, 2016, there were 6,526,302 shares of Common Stock outstanding.

EXPLANATORY NOTE

Trinity Capital Corporations (the "Company") is filing this amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Amendment"), as filed with the Securities and Exchange Commission (the "SEC") on May 9, 2016 (the "Original Filing"), to file a revised consent of the Company's independent registered public accounting firm as Exhibit 23.1.

In accordance with SEC rules, this Amendment includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company's filings with the SEC subsequent to the date of the Original Filing.

TABLE OF CONTENTS

PART IV ITEM 15. Exhibits and Financial Statement Schedules SIGNATURES

_

PART IV
_
ITEM 15. Exhibits and Financial Statement Schedules.

23.1	Consent of Independent Registered Public Accounting Firm - Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

_

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: November 23, 2016	By:	/s/ John S. Gulas
John S. Gulas
Chief Executive Officer and President