Form 10-Q
period 2016-03-31
TRINITY CAPITAL CORP
filed 2016-12-22
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarerly period ended March 31, 2016

or

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

As of November 30, 2016, there were 6,526,302 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)
	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$13,689	$13,506
Interest-bearing deposits with banks	153,363	151,049
Securities purchased under resell agreements	-	24,320
Cash and cash equivalents	167,052	188,875
Investment securities available for sale, at fair value	389,203	316,040
Investment securities held to maturity, at amortized cost (fair value of $8,737 and $8,988 as of March 31, 2016 and December 31, 2015, respectively)	8,945	8,986
Non-marketable equity securities	3,863	3,854
Loans held for sale	2,490	3,041
Loans (net of allowance for loan losses of $17,305 and $17,392 as of March 31, 2016 and December 31, 2015, respectively)	805,893	822,396
Mortgage servicing rights ("MSRs"), net	5,869	6,882
Premises and equipment, net	27,556	23,373
Other real estate owned ("OREO"), net	8,203	8,346
Other assets	17,286	17,192
Total assets	$1,436,360	$1,398,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$161,656	$152,888
Interest-bearing	1,124,316	1,101,070
Total deposits	1,285,972	1,253,958
Borrowings	2,300	2,300
Junior subordinated debt	37,116	37,116
Other liabilities	28,690	26,621
Total liabilities	1,354,078	1,319,995

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 672,654 shares and 672,623 shares as of March 31, 2016 and December 31, 2015, respectively, at fair value	$2,689	$2,690

Commitments and contingencies (Notes 11, 15 and 17)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$34,911	$34,858
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,874	1,882
Common stock, no par; 20,000,000 shares authorized; 6,856,800 shares issued; 6,526,302 shares and 6,491,802 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	6,836	6,836
Additional paid-in capital	394	1,153
Retained earnings	43,885	44,232
Accumulated other comprehensive income (loss)	676	(2,781)
Total stockholders' equity before treasury stock	88,576	86,180
Treasury stock, at cost; 330,498 shares and 364,998 shares as of March 31, 2016 and December 31, 2015, respectively	(8,983)	(9,880)
Total stockholders' equity	79,593	76,300
Total liabilities and stockholders' equity	$1,436,360	$1,398,985

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$10,130	$11,108
Interest and dividends on investment securities:
Taxable	1,731	939
Nontaxable	17	45
Other interest income	248	214
Total interest income	12,126	12,306

Interest expense:
Deposits	623	789
Borrowings	36	176
Junior subordinated debt	707	632
Total interest expense	1,366	1,597
Net interest income	10,760	10,709
Provision for loan losses	-	-
Net interest income after provision for loan losses	10,760	10,709

Noninterest income:
Mortgage loan servicing fees	550	588
Trust and investment services fees	632	662
Service charges on deposits	294	344
Net gains on sale of OREO	258	263
Net gain on sale of loans	573	801
Net gain on sale of securities	-	1
Other fees	855	905
Other noninterest income	52	307
Total noninterest income	3,214	3,871

Noninterest expenses:
Salaries and employee benefits	6,366	6,190
Occupancy	839	970
Data processing	660	687
Legal, professional, and accounting fees	1,359	1,949
Amortization and vaulation of mortgage servicing rights ("MSRs")	1,171	766
Other noninterest expense	2,848	2,879
Total noninterest expenses	13,243	13,441
Income before provision for income taxes	731	1,139
Provision for income taxes	-	-
Net income	731	1,139
Dividends and discount accretion on preferred shares	1,034	947
Net (loss) income available to common shareholders	$(303)	$192
Basic (loss) earnings per common share	$(0.05)	$0.03
Diluted (loss) earnings per common share	$(0.05)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$731	$1,139
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,457	354
Securities losses (gains) reclassified into earnings	-	(1)
Related income tax benefit (expense)	-	-
Other comprehensive income (loss)	3,457	353
Total comprehensive income	$4,188	$1,492

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003
Net income					1,139		1,139
Other comprehensive income						353	353
Dividends declared on preferred shares					(947)		(947)
Amortization of preferred stock issuance costs			44		(44)		-
Treasury shares issued for board compensation		878		(733)			145
Net change in the fair value of stock owned by ESOP participants					(1,009)		(1,009)
Balance, March 31, 2015	$6,836	$(10,010)	$36,607	$1,230	$46,223	$(202)	$80,684

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					731		731
Other comprehensive income						3,457	3,457
Dividends declared on preferred shares					(1,034)		(1,034)
Amortization of preferred stock issuance costs			45		(45)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, March 31, 2016	$6,836	$(8,983)	$36,785	$394	$43,885	$676	$79,593

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$731	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	461
Net (gain) on sale of loans	(573)	(801)
(Gains) losses on OREO, net	(213)	(247)
Loss on disposal of premises and equipment	1	-
Federal Home Loan Bank stock dividends received	1	2
Net amortization of MSRs	321	395
Change in mortgage servicing rights valuation allowance	850	371
Changes in operating assets and liabilities:
Other Assets	660	1,501
Other Liabilities	1,035	779
Net cash provided by operating activities before origination and gross sales of loans held for sale	3,189	3,600
Gross sales of loans held for sale	(14,943)	(23,143)
Origination of loans held for sale	15,908	24,302
Net cash provided by operating activities	$4,154	$4,759

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$6,998	$11,738
Purchase of investment securities, available for sale	(77,460)	(55,011)
Proceeds from maturities and paydowns of investment securities, held to maturity	35	39
Proceeds from maturities and paydowns of investment securities, other	-	196
Proceeds from sale of other real estate owned	928	3,393
Loans paid down, net	15,929	19,302
Purchases of premises and equipment	(4,559)	(15)
Proceeds from sale of premises and equipment	-	1
Net cash used in investing activities	(58,129)	(20,357)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	42,312	25,806
Net decrease in time deposits	(10,298)	(18,526)
Repayment of borrowings	-	(20,000)
Issuance of common stock for stock option plan	138	144
Net cash provided by (used in) financing activities	32,152	(12,576)
Net decrease in cash and cash equivalents	(21,823)	(28,174)
Cash and cash equivalents:
Beginning of period	188,875	247,398
End of period	$167,052	$219,224
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$699	$822
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,543	1,421
Sales of other real estate owned financed by loans	971	-
Dividends declared on preferred stock, not yet paid	1,035	947
Change in unrealized gain on investment securities, net of taxes	3,457	353

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), LANB Investment Advisors, LLC ("LANB Investment Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.

Basis of presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year then ended.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Net income	$731	$1,139
Dividends and discount accretion on preferred shares	1,034	947
Net loss available to common shareholders	$(303)	$192
Weighted average common shares issued	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(332,014)	(391,236)
LESS: Weighted average unearned Employee
Weighted average common shares outstanding, net	6,524,786	6,465,564
Basic loss per common share	$(0.05)	$0.03
Dilutive effect of stock-based compensation	-	-
Weighted average common shares outstanding including dilutive shares	6,524,786	6,465,564
Diluted loss per common share	$(0.05)	$0.03

Certain restricted stock units were not included in the above calculation, as they would have had an anti-dilutive effect as the exercise price was greater than current market prices.  The total number of shares excluded was approximately 12,000 shares for three months ended March 31, 2016 and 2015.

Note 3. Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU covers eight areas of reporting items in the cash flow statements.  The company is currently in the process of evaluating the essects of ASU 2016-15 on its financial statements and disclosures, if any.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of March 31, 2016 and December 31, 2015, the reserve requirement on deposit at the FRB was $817 thousand and $4.3 million, respectively.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company may lose all uninsured balances if one of the correspondent banks fails without warning.  The Comapny has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. Government sponsored agency	$69,769	$1,258	$-	$71,027
State and political subdivision	3,426	183	-	3,609
Residential mortgage backed security	190,949	391	(1,530)	189,810
Residential collateralized mortgage obligation	38,637	278	(117)	38,798
Commercial mortgage backed security	44,882	966	-	45,848
SBA pools	743	-	(7)	736
Asset-backed security	40,121	-	(746)	39,375
Totals	$388,527	$3,076	$(2,400)	$389,203

December 31, 2015
U.S. Government sponsored agency	$69,798	$98	$(312)	$69,584
State and political subdivision	3,429	147	-	3,576
Residential mortgage backed security	123,055	43	(1,501)	121,597
Residential collateralized mortgage obligation	40,305	139	(523)	39,921
Commercial mortgage backed security	41,341	15	(237)	41,119
SBA pools	757	-	(7)	750
Asset-backed security	40,136	-	(643)	39,493
Totals	$318,821	$442	$(3,223)	$316,040

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
SBA pools	$8,945	$-	$(208)	$8,737
Totals	$8,945	$-	$(208)	$8,737

December 31, 2015
SBA pools	$8,986	$2	$-	$8,988
Totals	$8,986	$2	$-	$8,988

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Gross realized gains	$-	$1
Gross realized losses	-	-
Net gains	$-	$1

The tax benefit (provision) related to these net realized gains and losses was $0 for both the three months ended March 31, 2016 and 2015.

As of March 31, 2016 the Company's security portfolio consisted of 106 securities, 41 of which were in an unrealized loss position. As of March 31, 2016, $182.8 million in investment securities had unrealized losses with aggregate depreciation of 1.30% of the Company's amortized cost basis.  Of these securities, $94.5 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.82%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

A summary of unrealized loss information for investment securities, categorized by security type, as of March 31, 2016 and December 31, 2015 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
March 31, 2016
U.S. Government sponsored agency	$2,999	$-	$-	$-	$2,999	$-
State and political subdivision	-	-	-	-	-	-
Residential mortgage backed security	83,315	(640)	46,881	(890)	130,196	(1,530)
Residential collaterlized mortgage obligation	1,925	(12)	7,537	(105)	9,462	(117)
Commercial mortgage backed security	-	-	-	-	-	-
SBA pools	-	-	734	(7)	734	(7)
Asset-backed security	-	-	39,375	(746)	39,375	(746)
Totals	$88,239	$(652)	$94,527	$(1,748)	$182,766	$(2,400)

December 31, 2015
U.S. Government sponsored agency	$54,804	$(312)	$-	$-	$54,804	$(312)
State and political subdivision	-	-	-	-	-	-
Residential mortgage backed security	54,760	(602)	48,752	(899)	103,512	(1,501)
Residential collaterlized mortgage obligation	17,237	(185)	16,252	(338)	33,489	(523)
Commercial mortgage backed security	26,883	(237)	-	-	26,883	(237)
SBA pools	-	-	742	(7)	742	(7)
Asset-backed security	39,493	(643)	-	-	39,493	(643)
Totals	$193,177	$(1,979)	$65,746	$(1,244)	$258,923	$(3,223)

Securities Held to Maturity:
March 31, 2016
SBA Pools	$8,737	$(208)	$-	$-	$8,737	$(208)
Totals	$8,737	$(208)	$-	$-	$8,737	$(208)

December 31, 2015
None	$-	$-	$-	$-	$-	$-
Totals	$-	$-	$-	$-	$-	$-

The amortized cost and fair value of investment securities, as of March 31, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$10,749	$10,751	$-	$-
One to five years	20,942	21,207	-	-
Five to ten years	41,206	42,353	-	-
Over ten years	41,162	40,436	8,945	8,737
Subtotal	114,059	114,747	8,945	8,737
Residential mortgage backed security	190,949	189,810	-	-
Residential collateralized mortgage obligation	38,637	38,798	-	-
Commercial mortgage backed security	44,882	45,848
Total	$388,527	$389,203	$8,945	$8,737

Securities with carrying amounts of $90.5 million and $91.7 million as of March 31, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of March 31, 2016 and December 31, 2015, loans consisted of:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial	$91,189	$92,995
Commercial real estate	371,476	371,599
Residential real estate	249,480	258,606
Construction real estate	88,238	89,341
Installment and other	24,203	28,730
Total loans	824,586	841,271
Unearned income	(1,388)	(1,483)
Gross loans	823,198	839,788
Allowance for loan losses	(17,305)	(17,392)
Net loans	$805,893	$822,396

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors review and approve these policies and procedures on an annual basis.  A reporting system supplements the review process by providing management with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Management has identified the following categories in its loan portfolios:

Commercial loans: These loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business.  Underwriting standards are designed to promote relationship banking rather than transactional banking.  Management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of March 31, 2016, 28.7% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures, which include periodic internal reviews and reports to identify and address risk factors developing within the loan portfolio. The Company engages external independent loan reviews that assess and validate the credit risk program on a periodic basis.  Results of these reviews are presented to and reviewed by management and the Board of Directors.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of March 31, 2016 and December 31, 2015, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2016	(In thousands)
Commercial	$88,952	$372	$160	$1,705	$2,237	$91,189
Commercial real estate	362,652	813	1,975	6,036	8,824	371,476
Residential real estate	242,917	924	728	4,911	6,563	249,480
Construction real estate	79,504	932	177	7,625	8,734	88,238
Installment and other	24,097	56	44	6	106	24,203
Total loans	$798,122	$3,097	$3,084	$20,283	$26,464	$824,586

Nonaccrual loan classification	$8,314	$1,751	$1,390	$17,919	$21,060	$29,374

December 31, 2015
Commercial	$90,839	$167	$131	$1,858	$2,156	$92,995
Commercial real estate	363,495	1,526	704	5,874	8,104	371,599
Residential real estate	252,568	1,215	606	4,217	6,038	258,606
Construction real estate	80,629	291	85	8,336	8,712	89,341
Installment and other	28,534	110	12	74	196	28,730
Total loans	$816,065	$3,309	$1,538	$20,359	$25,206	$841,271

Nonaccrual loan classification	$6,202	$2,702	$1,418	$20,003	$24,123	$30,325

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$1,903	$-	$2,268	$-
Commercial real estate	10,727	2,364	10,737	-
Residential real estate	8,056	-	7,821	-
Construction real estate	8,612	-	9,353	-
Installment and other	76	-	146	-
Total	$29,374	$2,364	$30,325	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company's risk rating system, problem and potential problem loans are classified as "Special Mention," "Substandard," and "Doubtful."  Substandard loans include those characterized by the likelihood that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.  Any time a situation warrants, the risk rating may be reviewed.

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016	(In thousands)
Commercial	$69,209	$2,891	$19,089	$-	$91,189
Commercial real estate	314,292	13,113	44,071	-	371,476
Residential real estate	237,656	1,485	10,339	-	249,480
Construction real estate	72,465	5,797	9,976	-	88,238
Installment and other	24,005	10	188	-	24,203
Total	$717,627	$23,296	$83,663	$-	$824,586

December 31, 2015
Commercial	$69,221	$3,129	$20,645	$-	$92,995
Commercial real estate	307,700	19,512	44,387	-	371,599
Residential real estate	245,897	1,622	11,087	-	258,606
Construction real estate	71,864	6,667	10,810	-	89,341
Installment and other	28,378	2	350	-	28,730
Total	$723,060	$30,932	$87,279	$-	$841,271

The following table shows all loans, including nonaccrual loans, by risk category and aging as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016	(In thousands)
Current	$709,364	$23,256	$65,502	$-	$798,122
Past due 30-59 days	119	40	2,938	-	3,097
Past due 60-89 days	2,931	-	153	-	3,084
Past due 90 days or more	5,213	-	15,070	-	20,283
Total	$717,627	$23,296	$83,663	$-	$824,586

December 31, 2015	(In thousands)
Current	$719,752	$30,674	$65,639	$-	$816,065
Past due 30-59 days	349	258	2,702	-	3,309
Past due 60-89 days	109	-	1,429	-	1,538
Past due 90 days or more	2,850	-	17,509	-	20,359
Total	$723,060	$30,932	$87,279	$-	$841,271

As of March 31, 2016 and December 31, 2015, nonaccrual loans totaling $26.5 million were classified as Substandard.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)			(In thousands)
With no related allowance recorded:
Commercial	$13,610	$9,850		$13,611	$10,137
Commercial real estate	12,074	11,446		15,872	14,198
Residential real estate	9,722	7,711		9,473	7,450
Construction real estate	9,042	7,335		9,816	8,137
Installment and other	422	335		433	416
With an allowance recorded:
Commercial	14,676	14,676	$332	14,958	14,956	$399
Commercial real estate	9,167	9,162	1,081	11,050	11,050	1,295
Residential real estate	10,286	10,276	2,006	10,759	10,755	2,132
Construction real estate	3,655	3,648	255	3,688	3,688	252
Installment and other	606	606	133	636	636	138
Total	$83,260	$75,045	$3,807	$90,296	$81,423	$4,216

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2016 and 2015, showing the average recorded investment and the interest income recognized:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$8,091	$106	$11,815	$162
Commercial real estate	1,317	16	21,894	440
Residential real estate	846	9	10,338	122
Construction real estate	2,423	29	10,828	118
Installment and other	335	4	727	9
With an allowance recorded:
Commercial	16,681	257	15,269	206
Commercial real estate	19,364	285	16,686	185
Residential real estate	17,248	209	11,931	114
Construction real estate	8,696	110	4,451	57
Installment and other	685	5	735	7
Total	$75,686	$1,030	$104,674	$1,420

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $502.2 thousand and $707.7 thousand would have been recorded as loan interest income during the three months ended March 31, 2016 and 2015, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three months ended March 31, 2016 and 2015, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(227)	(41)	359	2	(84)	(9)	-
Charge-offs	(181)	(4)	(324)	(18)	(170)	-	(697)
Recoveries	351	14	37	97	111	-	610
Net charge-offs	170	10	(287)	79	(59)	-	(87)
Ending balance	$2,385	$6,720	$6,154	$1,224	$797	$25	$17,305

Three Months Ended March 31, 2015:
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(75)	6	199	40	83	(253)	-
Charge-offs	(528)	(176)	(988)	(962)	(110)	-	(2,764)
Recoveries	211	14	43	23	29	-	320
Net charge-offs	(317)	(162)	(945)	(939)	(81)	-	(2,444)
Ending balance	$3,639	$8,183	$7,193	$2,424	$790	$110	$22,339

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
March 31, 2016	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$332	$1,081	$2,006	$255	$133	$-	$3,807
Loans collectively evaluated for impairment	2,053	5,639	4,148	969	664	25	13,498
Ending balance	$2,385	$6,720	$6,154	$1,224	$797	$25	$17,305
Loans:
Individually evaluated for impairment	$24,526	$20,608	$17,987	$10,983	$941	$-	$75,045
Collectively evaluated for impairment	66,663	350,868	231,493	77,255	23,262	-	749,541
Total ending loans balance	$91,189	$371,476	$249,480	$88,238	$24,203	$-	$824,586

December 31, 2015
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$399	$1,295	$2,132	$252	$138	$-	$4,216
Loans collectively evaluated for impairment	2,043	5,456	3,950	891	802	34	13,176
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Loans:
Individually evaluated for impairment	$25,093	$25,248	$18,205	$11,825	$1,052	$-	$81,423
Collectively evaluated for impairment	67,902	346,351	240,401	77,516	27,678	-	759,848
Total ending loans balance	$92,995	$371,599	$258,606	$89,341	$28,730	$-	$841,271

Troubled Debt Restructurings ("TDRs"):

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

There were no loans restructured during the three months ended March 31, 2016 and 2015.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

	Three Months Ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
	(In thousands)
Residential real estate	1	167	-
Construction real estate	2	$407	$-
Total	3	$574	$-

The following table presents total TDRs, both in accrual and nonaccrual status:

	March 31, 2016		December 31, 2015
	Nunmber of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	$156	$48,521	$165	$53,862
Nonaccrual	30	10,331	32	10,641
Total	$186	$58,852	$197	$64,503

As of March 31, 2016, the Bank had a total of $221 thousand in commitments to lend additional funds to debtors who also had restructured loans.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs did not require any specific reserves for the three months ended March 31, 2016 and 2015, respectively. TDRs resulted in charge-offs of $36.8 thousand and $1.48 million during the three months ended March 31, 2016 and 2015, respectively.  The TDRs that subsequently defaulted required a provision of $10 thousand and $0 to the allowance for loan losses for the three months ended March 31, 2016 and 2015, respectively.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $1.9 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $2.3 million and $2.3 million as of March 31, 2016 and December 31, 2015, respectively.  An analysis of the activity related to these loans as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Balance, beginning	$1,933	$1,322
Additions	-	438
Changes in Board composition	-	800
Principal payments and other reductions	(40)	(627)
Balance, ending	$1,893	$1,933

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$853,481	$865,568
Other investors	8	16
Totals	$853,489	$865,584

During the three months ended March 31, 2016 and 2015, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $36 thousand and $54 thousand during the three months ended March 31, 2016 and 2015, respectively.  These fees are recorded included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $7.6 million and $6.1 million as of March 31, 2016 and December 31, 2015, respectively.  There were no custodial balances on deposit with other financial institutions as of March 31, 2016 and December 31, 2015.

An analysis of changes in the MSR asset for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$8,777	$9,470
Servicing rights originated and capitalized	158	243
Amortization	(321)	(395)
Balance at end of period	$8,614	$9,318

Below is an analysis of changes in the MSR asset valuation allowance for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$(1,895)	$(2,017)
Aggregate reduction credited to operations	210	598
Aggregate additions charged to operations	(1,060)	(969)
Balance at end of period	$(2,745)	$(2,388)

The fair values of the MSRs were $5.9 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Weighted Average Public Securities Association (PSA) speed	269.53%	213.25%
Weighted Average Discount rate	10.50	10.50
Weighted Average Earnings rate	1.17	1.73

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of March 31, 2016 and December 31, 2015, total OREO consisted of:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial real estate	$2,043	$781
Residential real estate	1,604	3,024
Construction real estate	4,556	4,541
Total	$8,203	$8,346

The following table presents a summary of OREO activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$8,346	$13,980
Transfers in at fair value	1,543	1,421
Write-down of value	-	(55)
Gain (loss) on disposal	213	247
Cash received upon disposition	(928)	(3,393)
Sales financed by loans	(971)	-
Balance at end of period	$8,203	$12,200

Note 9. Deposits

As of March 31, 2016 and December 31, 2015, deposits consisted of:

	March 31, 2016	December 31, 2015
	(In thousands )
Demand deposits, noninterest bearing	$84,186	$75,867
NOW and money market accounts	536,981	511,423
Savings deposits	388,481	380,045
Time certificates, $250,000 or more	31,526	39,148
Other time certificates	244,798	247,475
Total	$1,285,972	$1,253,958

Deposits from executive officers, directors and their affiliates as of March 31, 2016 and December 31, 2015 were $1.1 million.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of March 31, 2016 and December 31, 2015 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of March 31, 2016, there was $1.0 million in pledged loans under the blanket assignment. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances and letters of credit. An additional $116.2 million in advances is available based on the March 31, 2016 value of the remaining unpledged investment securities.

The following table details borrowings as of March 31, 2016 and December 31, 2015.

Maturity Date	Rate	Type	Principal due	March 31, 2016	December 31, 2015
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of March 31, 2016:

	Trust I	Trust III	Trust IV	Trust V
		(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.3351% (variable)	6.88%	2.2839% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.3351% (variable)	6.88%	2.2839% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $7.6 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively. As of November 30, 2016, the Company continued to defer the interest payments on the junior subordinated debentures, with interest accrued but unpaid totaling $9.6 million.

As of March 31, 2016 and December 31, 2015, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

There was no income tax expense or benefit recorded for the three months ended March 31, 2016 or 2015.

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of  March 31, 2016 and December 31, 2015, the DTA balances were $10.4 million and $11.8 million but management did not believe that it was more likely than not that the full amount of the deferred tax assets would be utilized in future periods.  As of  March 31, 2016 and December 31, 2015 the DTA balances continued to have a full valuation allowance.

Note 13. Commitments and Off-Balance-Sheet Activities

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

As of March 31, 2016 and December 31, 2015, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2016	December 31, 2015
	(In thousands)
Unfunded commitments under lines of credit	$96,306	$108,966
Commercial and standby letters of credit	7,583	7,608
Commitments to make loans	5,364	5,105

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

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at March 31, 2016 was $118.5 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both March 31, 2016 and December 31, 2015, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $14 thousand and $20 thousand as of March 31, 2016 and December 31, 2015, respectively, and are included in "other liabilities" on the consolidated balance sheets.

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

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the three months ended March 31, 2016 and 2015, a net amount of $44 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the three months ended March 31, 2016 and 2015 the total of these amounts was $1.0 million and $947 thousand, respectively.

On August 10, 2012, the Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties. On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of March 31, 2016 and December 31, 2015 were $9.7 million and $8.7 million, respectively, and are included in "other liabilities" on the consolidated balance sheets.

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

The Company's derivative instruments outstanding as of March 31, 2016 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will be adjusted for changes in value resulting from changes in market interest rates.

The Company originates single-family residential loans for sale pursuant to programs offered by Fannie Mae.  At the time the interest rate is locked in by the borrower, the Bank concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.  Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan.  This change is recorded to "other noninterest expenses" in the consolidated statements of operations.   The period from the time the borrower locks in the interest rate to the time the Bank funds the loan and sells it to Fannie Mae is generally 60 days.  The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into.  In the event that interest rates rise after the Bank enters into an interest rate lock, the fair value of the loan commitment will decline.  However, the fair value of the forward loan sale agreement related to such loan commitment generally increases by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

As of March 31, 2016, the Company had notional amounts of $5.4 million in contracts with customers and $7.9 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2015, the Company had notional amounts of $5.1 million in contracts with customers and $8.1 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $230 thousand as of March 31, 2016 and $225 thousand as of December 31, 2015.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $103.9 million as of March 31, 2016 and $116.6 million as of December 31, 2015, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Fixed rate (ranging from 2.1% to 13.9%)	$11,043	$11,913
Adjustable rate	92,846	104,661
Total	$103,889	$116,574

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$71,027	$-	$71,027	$-
States and political subdivision	3,609	-	3,609	-
Mortgage backed security	189,810	-	189,810	-
Collateralized mortgage obligation	38,798	-	38,798	-
Commercial mortgage backed security	45,848	-	45,848	-
SBA Pools	736	-	736	-
Asset backed security	39,375	-	39,375	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	230	-	230	-
Total	$389,433	$-	$389,433	$-

December 31, 2015

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$69,584	$-	$69,584	$-
States and political subdivision	3,576	-	3,576	-
Mortgage backed security	121,597	-	121,597	-
Collateralized mortgage obligation	39,921	-	39,921	-
Commercial mortgage backed security	41,119	-	41,119	-
SBA Pools	750	-	750	-
Asset backed securities	39,493	-	39,493	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-
Total	$316,265	$-	$316,265	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

OREO. OREO is adjusted to fair value at the time the loans are transferred to OREO. Subsequently, OREO is carried at the lower of the carrying value or fair value. Fair value is determined based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. The fair value of OREO was computed based on third party appraisals, which are level 3 valuation inputs.

As of March 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.8 million. As of December 31, 2015, impaired loans with a carrying value of $40.7 million had a valuation allowance of $4.2 million recorded during 2015.

OREO did not have any write-downs during the three months ended March 31, 2016.  In the table below, OREO had writedowns during the year ended December 31, 2015 of $361 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2016
Financial Assets
Impaired loans	$34,561	$-	$-	$34,561
MSRs	5,869	-	-	5,869

December 31, 2015
Financial Assets
Impaired loans	$36,870	$-	$-	$36,870
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	2,231	-	-	2,231

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of March 31, 2016 and December 31, 2015:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
March 31, 2016	(In thousands)
Impaired loans
Commercial	$14,344	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.77)%
Commercial real estate	8,081	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.54)
Residential real estate	8,270	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (8.70), (5.69)
Construction real estate	3,393	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (6.16)
Installment and other	473	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (8.00), (6.43)
Total impaired loans	$34,561

December 31, 2015
Impaired loans
Commercial	$14,557	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.70)%
Commercial real estate	9,755	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.65)
Residential real estate	8,624	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.70), (5.29)
Construction real estate	3,436	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.14)
Installment and other	498	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (9.50), (6.52)
Total impaired loans	$36,870
OREO
Commercial real estate	$217	Sales comparison	Adjustments for differences of comparable sales	(14.55) to (14.55), (14.55)
Residential real estate	1,493	Sales comparison	Adjustments for differences of comparable sales	(8.47) to (91.19) (21.76)
Construction real estate	521	Sales comparison	Adjustments for differences of comparable sales	(10.70) to (67.45) (57.32)
Total OREO	$2,231

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

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). See below for additional discussion of Level 3 valuation methodologies and significant inputs.

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

Junior subordinated debt: The fair values of the Company's junior subordinated debt are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities, and are classified as Level 3.

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2016
Financial assets:
Cash and due from banks	$13,689	$13,689	$-	$-	$13,689
Interest-bearing deposits with banks	153,363	153,363	-	-	153,363
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	389,203	-	389,203	-	389,203
Held to maturity	8,945	-	8,737	-	8,737
Non-marketable equity securities	3,863	N/A	N/A	N/A	N/A
Loans held for sale	2,490	-	-	2,490	2,490
Loans, net	805,893	-	-	816,316	816,316
Accrued interest receivable on securities	1,314	-	1,314	-	1,314
Accrued interest receivable on loans	2,420	-	-	2,420	2,420
Accrued interest receivable other	1,535			1,535	1,535
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	230	-	230	-	230

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$14	$-	$14	$-	$14

Financial liabilities:
Non-interest bearing deposits	$161,656	$161,656	$-	$-	$161,656
Interest bearing deposits	1,124,316	-	1,123,824	-	1,123,824
Borrowings	2,300	-	2,686	-	2,686
Junior subordinated debt	37,116	-	-	19,781	19,781
Accrued interest payable	8,038	-	415	7,623	8,038

December 31, 2015
Financial assets:
Cash and due from banks	$13,506	$13,506	$-	$-	$13,506
Interest-bearing deposits with banks	151,049	151,049	-	-	151,049
Securities purchased under resell agreements	24,320	24,320	-	-	24,320
Investments:	-	-	-	-	-
Available for sale	316,040	-	316,040	-	316,040
Held to maturity	8,986	-	8,988	-	8,988
Non-marketable equity securities	3,854	N/A	N/A	N/A	N/A
Loans held for sale	3,041	-	-	3,041	3,041
Loans, net	822,396	-	-	830,555	830,555
Accrued interest receivable on securities	1,028	-	1,028	-	1,028
Accrued interest receivable on loans	3,795	-	-	3,795	3,795
Accrued interest receivable other	208	-	-	208	208
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-	225

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$20	$-	$20	$-	$20
	-	-	-	-	-
Financial liabilities:	-	-	-	-	-
Non-interest bearing deposits	$152,888	$152,888	$-	$-	$152,888
Interest bearing deposits	1,101,070	-	1,099,937	-	1,099,937
Long-term borrowings	2,300	-	2,642	-	2,642
Junior subordinated debt	37,116	-	-	20,461	20,461
Accrued interest payable	7,370	-	7,370	-	7,370

Note 17. Regulatory Matters

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

The Company is subject to statutory and regulatory restrictions on the payment of dividends and generally cannot pay dividends that exceed its net income or which may weaken its financial health.  The Company's primary source of cash is dividends from the Bank.  Generally, the Bank is subject to certain restrictions on dividends that it may declare without prior regulatory approval.  The Bank cannot pay dividends in any calendar year that, in the aggregate, exceed the Bank's year-to-date net income plus its retained income for the two preceding years.  Additionally, the Bank cannot pay dividends that are in excess of the amount that would result in the Bank falling below the minimum required for capital adequacy purposes.

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability, without written approval of the FRB, to make payments on the Company's junior subordinated debentures, incur or increase any debt, issue dividends and other capital distributions or to repurchase or redeem any Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the Office of Comptroller of the Currency ("OCC") on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends.  The Company and the Bank are taking actions to address the provisions of the enforcement actions.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2016 and December 31, 2015.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,636	14.3713%	$71,050	8.00%	N/A	N/A	N/A	N/A
Bank only	143,194	16.1963%	70,729	8.00%	$88,412	10.00%	$97,253	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,920	11.3632%	53,288	6.00%	N/A	N/A	N/A	N/A
Bank only	132,059	14.9368%	53,047	6.00%	70,729	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,666	4.9166%	39,966	4.50%	N/A	N/A	N/A	N/A
Bank only	132,059	14.9368%	39,785	4.50%	57,468	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,920	7.0368%	57,367	4.00%	N/A	N/A	N/A	N/A
Bank only	132,059	9.2483%	57,117	4.00%	71,397	5.00%	114,235	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

N/A - not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  March 31, 2016 and December 31, 2015 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At March 31, 2016 the Bank's capital conservation buffer was 8.1963% and the consolidated capital conservation buffer was 0.4166%.

Note 18. Subsequent Events

Stock Purchase Agreement. On September 8, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (together with Patriot Financial Partners II, L.P., "Patriot") and Strategic Value Bank Partners LLC, through its fund, Strategic Value Investors LP ("SVBP", and collectively, the "Investors"), pursuant to which the Company expects to raise gross proceeds of approximately $52 million in a private placement transaction and to issue shares of the Company's common stock at a purchase price of $4.75 per common share and shares of newly-created nonvoting noncumulative convertible perpetual Series C Preferred Stock at a purchase price of $475.00 per share of Series C Preferred Stock.  Proceeds from the private placement transaction will be used to repurchase all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to pay the deferred interest on our trust preferred securities, and for general corporate purposes.  Closing of the private placement transaction took place on December 19, 2016.

In connection with the private placement, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and Series C preferred stock issued in the private placement and the underlying shares of Common Stock or non-voting Common Stock into which the shares of Series C preferred stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

Pursuant to the terms of the stock purchase agreement, Castle Creek and Patriot entered into side letter agreements with us.  Under the terms of a side letter agreements, each investor is entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of  common stock (including shares of Common Stock issuable upon conversion of the Series C preferred stock or non-voting Common Stock).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("Form 10-K").

Special Note Concerning Forward-Looking Statements

This Form 10-Q contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which are based upon the reasonable beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions.  Additionally, all statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events, except as required by law.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements and could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A of Part I of the 2015 Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of Los Alamos National Bank (the "Bank"), a national banking organization created under the laws of the United States of America.  The Bank is regulated by the OCC. Trinity is also the sole shareholder of Title Guarantee & Insurance Company ("Title Guarantee").  The Bank is the sole stockholder of TCC Advisors Corporation ("TCC Advisors"), the sole member of LANB Investment Advisors, LLC, a New Mexico limited liability company ("LANB Investment Advisors"), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.

The Bank provides a full range of financial services for deposit customers and lends money to creditworthy borrowers at competitive interest rates.  The Bank's products include certificates of deposit, checking and saving accounts, on-line banking, Individual Retirement Accounts, loans, mortgage loan servicing, trust and investment services, international services and safe deposit boxes.  These business activities make up the Bank's three key processes: investment of funds, generation of funds and service-for-fee income.  The profitability of operations depends primarily on the Bank's net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities, and its ability to maintain efficient operations.  In addition to the Bank's net interest income, it produces income through mortgage servicing operations and noninterest income processes, such as trust and investment services.

The Company's net loss available to common shareholders increased $495 thousand from net gain of $192 thousand for the three months ended March 31, 2015 to net loss of $304 thousand for the three months ended March 31, 2016. This loss was primarily attributable to decreases in loan interest income and an increase in MSR amortization.  Offsetting these factors was a reduction in professional and legal fees in connection with the audits for the restatements of financials, a decrease in interest expenses, and an increase in security interest income.

The Company continues to experience challenges in its loan portfolio, with high levels of non-performing loans and foreclosed properties.  In response to these challenges and to proactively position the Company to meet these challenges, we continue to reduce our concentrations in the construction real estate portfolio and have taken other steps in compliance with the regulatory enforcement actions taken against the Company and the Bank.

Regulatory Actions against the Company and the Bank.

As discussed in the Part I, Item 1, of the 2015 Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Form 10-K, and all amendments thereto, as filed with the Securities and Exchange Commission. There have been no material changes to the critical accounting policies disclosed in the 2015 Form 10-K.

Results of Operations

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

Net Income (Loss). Net loss available to common shareholders for the three months ended March 31, 2016 was $303 thousand, or a diluted loss per common share of $0.05, compared to net gain available to common shareholders of $192 thousand for the three months ended March 31, 2015, or diluted earnings per common share of $0.03, a increase of $495 thousand in net losses and an increase in diluted loss per common share of $0.08.  This decrease in net loss available to common shareholders was primarily due to a decrease of $978 thousand in loan interest income, an increase of $405 thousand in MSR amortization, a decrease of $228 thousand in gains on sale of loans, an increase of $176 thousand in salaraies and benefits, and an increase of $87 thousand in dividends on preferred shares.  These fluctuations were partially offset by an increase in security interest income of $764 thousand, a decrease of $590 thousand in professional, legal, and accounting fees, and a $231 thousand decrease in interest expenses. Reductions in the net loan portfolio of $16.5 million resulted in an adverse effect on the interest income earned on loans. The reduction in the size of the loan portfolio was driven by management's focus on reducing nonperforming assets and positioning the Bank to meet and exceed its targeted capital levels. The decrease in legal, professional and accounting fees was due to decreased costs associated with the restatement of the consolidated financial statements and the related requests for information pertaining to the restatements for regulatory agencies, including the SEC, as well as compliance with enforcement actions issued by bank regulators. While interest-bearing deposits increased $23.2 million, the rates on these deposits decreased resulting in a decline for net interest expense on deposits.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$829,795	$10,130	4.91%	$905,482	$11,108	4.98%
Taxable investment securities	376,444	1,731	1.85%	285,790	939	1.33%
Investment securities exempt from federal income taxes	3,427	17	2.00%	7,458	45	2.45%
Securities purchased under resell agreements	12,477	45	1.45%	20,409	38	0.76%
Other interest-bearing deposits	128,958	150	0.47%	207,027	123	0.24%
Non-marketable equity securities	3,999	53	5.33%	4,875	53	4.41%
Total interest-earning assets	1,355,100	12,126	3.60%	1,431,041	12,306	3.49%
Non-interest-earning assets	57,211			18,653
Total assets	$1,412,311			$1,449,694
Interest-bearing Liabilities:
Deposits:
NOW deposits	$173,884	$22	0.05%	$147,128	$25	0.07%
Money market deposits	265,095	49	0.07%	294,550	13	0.02%
Savings deposits	384,051	81	0.08%	366,891	119	0.13%
Time deposits over $100,000	151,934	290	0.77%	184,162	398	0.88%
Time deposits under $100,000	127,287	181	0.57%	149,437	234	0.64%
Short-term borrowings	-	-	0.00%	18,011	140	3.15%
Long-term borrowings	2,300	36	6.30%	2,300	36	6.35%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	707	7.66%	37,116	632	6.91%
Total interest-bearing liabilities	1,143,878	1,366	0.48%	1,201,806	1,597	0.54%
Demand deposits, noninterest-bearing	157,824			141,655
Other noninterest-bearing liabilities	30,070			22,864

Stockholders' equity, including stock owned by ESOP	80,539			83,369
Total liabilities and stockholders equity	$1,412,311			$1,449,694
Net interest income/interest rate spread (2)		$10,760	3.12%		$10,709	2.95%
Net interest margin (3)			3.06%			3.00%

(1)
Average loans include nonaccrual loans of $25.0 million and $38.4 million for the three months ended March 31, 2016 and 2015, respectively.  Interest income includes loan origination fees of $355 thousand and $356 thousand for the three months ended March 31, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $51 thousand to $10.8 million as of March 31, 2016 from $10.7 million as of March 31, 2015 due to lower interest income of $180 thousand offset by a decrease in interest expense of $231 thousand from 2015.  Net interest income decreased primarily due to a lower average volume of loans of $75.7 million partially offset by an increase in average taxable investment securities of $90.7 million.  The increase volume of securities partially offset by the lower volume of loans and earning assets in general resulted in the average yield on earning assets to increase 11 basis points to 3.60% from 3.49% in 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $54.4 million, a decrease in average volume of $29.5 million in money market deposits, partially offset by an increase in average NOW deposits of $26.8 million and an increase in average volume of savings deposits of $17.2 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline 6 basis points to 0.48% from 0.54% in 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin increased 6 basis points to 3.06% in 2016 from 3.00% in 2015.

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

	Three Months Ended March 31,
	2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(922)	$(56)	$(978)
Taxable investment securities	298	494	792
Investment securities exempt from federal income taxes	(24)	(4)	(28)
Securities purchased under resell agreements	(15)	22	7
Other interest bearing deposits	(46)	73	27
Non-marketable equity securities	(10)	10	-
Total (decrease) increase in interest income	$(719)	$539	$(180)
Interest-bearing Liabilities:
Now deposits	$5	$(8)	$(3)
Money market deposits	(2)	37	35
Savings deposits	8	(46)	(38)
Time deposits over $100,000	(70)	(38)	(108)
Time deposits under $100,000	(35)	(18)	(53)
Short-term borrowings	(139)	-	(139)
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	75	75
Total increase (decrease) in interest expense	$(233)	$2	$(231)
Increase (decrease) in net interest income	$(486)	$537	$51

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended March 31, 2016,
	2016	2015	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$550	$588	$(38)
Trust and investment services fees	632	662	(30)
Service charges on deposits	294	344	(50)
Net gain on sale of OREO	258	263	(5)
Net gain on sale of loans	573	801	(228)
Net gain (loss) on sale of securities	-	1	(1)
Other fees	855	905	(50)
Other noninterest income	52	307	(255)
Total noninterest income	$3,214	$3,871	$(657)

Noninterest income decreased $657 thousand to $3.2 million in 2016 from $3.9 million in 2015, primarily attributable to decrease in gains on sale of loans of $228 thousand, a decrease in other fees of $255 thousand, a decrease in service charges on deposits of $50 thousand, a decrease of mortgage servicing income of $38 thousand, a decrease in trust and investment service fees of $30 thousand, and a decrease in bankcard and ATM fees of $24 thousand.  Those decreases were partially offset by a decrease in the venture capital losses of $110 thousand and an increase in foreign currency gain of $34 thousand.

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

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$6,366	$6,190	$176
Occupancy	839	970	(131)
Data processing	660	687	(27)
Legal, professional, and accounting fees	1,359	1,949	(590)
Amortization and valuation of MSRs	1,171	766	405
Other noninterest expenses:
Marketing	258	341	(83)
Supplies	109	142	(33)
Postage	166	158	8
Bankcard and ATM network fees	590	450	140
FDIC insurance premiums	735	784	(49)
Collection expenses	132	253	(121)
Other	858	751	107
Total other noninterest expenses	2,848	2,879	(31)
Total noninterest expenses	$13,243	$13,441	$(198)

Noninterest expenses decreased $198 thousand to $13.2 million in 2016 from $13.4 million in 2015. This decrease was primarily attributable to legal, professional and accounting fees decrease of $590 thousand due to fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators; a decrease in occupancy expenses of $131 thousand, a decrease of $121 thousand in collection expenses, and a decrease of $83 thousand in marketing expenses.  These were partially offset by increases in the amortization and valuation of MSRs of $405 thousand, an increase in salaries and benefits of $176 thousand, and an increase in bankcard and ATM expense of $140 thousand.

Income Taxes. There was no provision (benefit) for income taxes at March 31, 2016 or 2015.

Financial Condition

Balance Sheet-General. Total assets as of March 31, 2016 were $1.4 billion, increasing $37.4 million from $1.4 billion as of December 31, 2015.  During 2016, investment securities available for sale increased $73.2 million and premises and equipment increased $4.2 million due to the purchase of the Albuquerque building, but were partially offset by a decrease in net loans of $16.5 million and a decrease in cash and cash equivalents of $21.8 million.  During the same period total liabilities increased to $1.35 billion, an increase of $34.1 million.  Stockholders' equity (excluding stock owned by the ESOP) increased $3.3 million to $79.6 million as of March 31, 2016 compared to $76.3 million as of December 31, 2015 primarily due to an increase in accumulated other comprehensive income of $3.2 million.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Sources of Funds" included in Item 7 and "Asset Liability Management" included under Item 7A of the 2015 Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At March 31, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$69,769	$71,027	$69,798	$69,584
State and political subdivision	3,426	3,609	3,429	3,576
Residential mortgage-backed security	190,949	189,810	123,055	121,597
Residential collateralized mortgage obligation	38,637	38,798	40,305	39,921
Commercial mortgage backed security	44,882	45,848	41,341	41,119
SBA pools	743	736	757	750
Asset-backed security	40,121	39,375	40,136	39,493
Totals	$388,527	$389,203	$318,821	$316,040

Securities Held to Maturity:
SBA pools	$8,945	$8,737	$8,986	$8,988
Totals	$8,945	$8,737	$8,986	$8,988

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from six months to eight years.  States and political subdivision investment securities consist of a local issue rated "Aa1" by Moody's Investment Services with maturities of five months to ten years.

The Company had a total of $38.6 million in residential collaterlized mortgage obligations as of March 31, 2016.  The residential collaterlized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of March 31, 2016, the ratings of these securities ranged from AA+ to BBB+, all of which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utalizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of March 31, 2016, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2015, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of March 31, 2016	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$10,549	0.59%	$20,111	1.30%	$40,366	2.25%	$-	0.00%
States and political subdivision (1)	201	0.56%	1,096	1.49%	1,988	2.31%	325	2.70%
Mortgage backed	-	0.00%	757	1.22%	29,514	2.30%	244,185	1.92%
SBA pools	-	0.00%	-	0.00%	-	0.00%	736	1.28%
Asset-backed security	-	0.00%	-	0.00%	-	0.00%	39,375	2.24%
Totals	$10,750	0.53%	$21,964	0.80%	$71,868	2.13%	$284,621	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$8,945	3.32%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$8,945	3.32%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As a result of the economic downturn, loan demand has slowed and with management's focus on completing the restatement, levels of total loans decreased steadily from 2012 to 2016.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank's strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$91,189	11.06%	$92,995	11.05%
Commercial real estate	371,476	45.04%	371,599	44.17%
Residential real estate	249,480	30.26%	258,606	30.74%
Construction real estate	88,238	10.70%	89,341	10.62%
Installment and other	24,203	2.94%	28,730	3.42%
Total loans	824,586	100.00%	841,271	100.00%
Unearned income	(1,388)		(1,483)
Gross loans	823,198		839,788
Allowance for loan losses	(17,305)		(17,392)
Net loans	$805,893		$822,396

Net loans decreased $16.5 million from $822.4 million as of December 31, 2015 to $805.9 million as of March 31, 2016.  The largest decreases were in gross residential real estate loans of $9.1 million, installment and other loans of $4.5 million, gross commercial loans of $1.8 million, and gross construction loans of $1.1 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of March 31, 2016:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$17,222	$53,593	$8,201	$2,077	$10,096	$-	$35,519	$55,670
Commercial real estate	14,780	143,087	52,196	55,595	80,231	25,587	147,207	224,269
Residential real estate	27,744	105,318	5,639	14,751	93,754	2,274	127,137	122,343
Construction real estate	24,935	37,356	4,139	11,069	3,885	6,854	32,959	55,279
Installment and other	10,718	2,975	5,624	40	4,846	-	21,188	3,015
Total loans	$95,399	$342,329	$75,799	$83,532	$192,812	$34,715	$364,010	$460,576

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010 at approximately $100.0 million.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accruing loans	$29,374	$30,325
Loans 90 days or more past due, still accruing interest	2,364	-
Total non-performing loans	31,738	30,325
OREO	8,203	8,346
Total non-performing assets	$39,941	$38,671
TDRs, still accruing interest	$48,521	$53,592
Total non-performing loans to total loans	3.85%	3.60%
Allowance for loan losses to non- performing loans	54.52%	57.35%
Total non-performing assets to total assets	2.78%	2.76%

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
March 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	16	1,903	14	5,008	48	8,056
Total	16	$1,903	17	$10,727	48	$8,056

Percentage of individual loan category		2.09%		2.89%		3.23%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	17	2,268	16	5,019	51	7,821
Total	17	$2,268	19	$10,738	51	$7,821

Percentage of individual loan category		2.44%		2.89%		3.02%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount

March 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	16	3,761	3	76	97	18,804
Total	18	$8,612	3	$76	102	$29,374

Percentage of individual loan category		9.76%		0.31%		3.56%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	19	4,500	4	146	107	19,754
Total	21	$9,351	4	$146	112	$30,324

Percentage of individual loan category		10.47%		0.51%		3.60%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to ensure a broad scope and reviewers have access to all elements of a relationship.  In 2015 a significant portion of the loan portfolio was also examined by independent third party consultants.

As of March 31, 2016, total non-performing assets increased $1.3 million to $39.9 million from $38.7 million as of December 31, 2015 primarily due to an increase in loans past due 90 days or more but still accruing interest of $2.4 million which was partially offset by a decrease in nonaccrual loan of $951 thousand.  Commercial real estate 90 days past due but still accruing interest loans increased $2.4 million.  This increase was partially offset by decreases in non-accruing loans categories of construction loans of $741 thousand and commercial loans of $365 thousand.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$17,392	24,783
Provision for loan losses	-	0
Charge-offs:
Commercial	181	528
Commercial real estate	4	176
Residential real estate	324	988
Construction real estate	18	962
Installment and other	170	110
Total charge-offs	697	2,764
Recoveries :
Commercial	351	211
Commercial real estate	14	14
Residential real estate	37	43
Construction real estate	97	23
Installment and other	111	29
Total recoveries	610	320
Net charge-offs	87	2,444
Balance at end of year	$17,305	22,339

Net charge-offs for three months ended March 31, 2016 totaled $87 thousand, a decrease of $2.4 million from three months ended March 31, 2015 primarily due to decreases in net charge-offs for construction real estate loans of $1.0 million, decreases in net charge-offs of residential real estate loans of $658 thousand, and decreases in net charge-offs of commerical loans of $487 thousand.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each classification to total loans for the periods indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,385	13.78%	$2,442	14.04%
Commercial real estate	6,720	38.83%	6,751	38.82%
Residential real estate	6,154	35.56%	6,082	34.97%
Construction real estate	1,224	7.07%	1,143	6.57%
Installment and other	797	4.61%	940	5.40%
Unallocated	25	0.15%	34	0.20%
Total	$17,305	100.00%	$17,392	100.00%

The allowance for loan losses decreased $87 thousand from $17.4 million as of December 31, 2015 to $17.3 million as of March 31, 2016. This reduction was largely due to net recoveries and decrease in classified loans.  No provision for loan loss was required for the three months ended March 31, 2016.  A $500 thousand provision for loan loss was required as of December 31, 2015.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  As discussed in Item 1 "Explanatory Note" and Item 9A "Controls and Procedures" in the 2015 Form 10-K, while the Bank undertook efforts to assist borrowers experiencing financial difficulties, at times, these actions preempted compliance with lending policies and internal controls.  Concessions were granted but troubled debt restructure ("TDR") status was not always recognized when appropriate. This resulted in certain loans not timely moving to non-accrual status or not being subject to an impairment analysis.  This resulted in a misstatement of the Company's allowance for loan losses.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of March 31, 2016 and December 31, 2015 were $75.0 million and $80.3 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $3.8 million and $4.2 million allocated in the allowance for loan losses as of March 31, 2016 and December 31, 2015, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of March 31, 2016 and December 31, 2015 were $58.9 million and $64.5 million, respectively.  Of these, $48.5 million and $53.9 million were still performing in accordance with modified terms as of March 31, 2016 and December 31, 2015, respectively.

Although the Company believes the allowance for loan losses is sufficient to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled meetings of the Board of Directors of the Bank, a watch list is presented, listing significant loan relationships as "Special Mention," "Substandard," "Doubtful" and "Loss."  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as "Loss" are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.

See Item 1 "Explanatory Note" and Item 9A "Controls and Procedures" in the 2015 Form 10-K for a discussion of the restatement of previously issued financial statements as the result of correcting misstatements related to the Company's allowance for loan losses, carrying value of OREO and loan credit quality disclosures.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
Performing loans classified as:
Substandard	$57,139	$59,860
Total performing adversely classified loans	$57,139	$59,860
Special mention loans	$23,296	$30,932

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of March 31, 2016 were $57.1 million, a decrease of $2.7 million from $59.9 million as of December 31, 2015.  The declines were primarily in the commercial real estate, commercial loans, and construction real estate loan categories.  In addition, special mention loans decreased $7.6 million.  These declines were primarily in commercial loans, construction real estate loans, and commercial real estate loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

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

The following table sets forth the maturities of time deposits of  more than $250 thousand for the period indicated:

March 31, 2016 (In thousands)
Maturing within three months	$6,514
After three but within six months	4,355
After six but within twelve months	10,629
After twelve but within three years	3,360
After three years	6,669
Total time deposits $250,000 and over	$31,527

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB borrowings at March 31, 2016 and 2015.

Liquidity

Bank Liquidity. Liquidity management is monitored by the Asset/Liability Management Committee and Board of Directors of the Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

We adhere to a liquidity policy, approved by the Board of Directors, which requires that we maintain the following liquidity ratios:

·	Fed Funds Purchased are limited to 60% of the total Available Lines, leaving 40% available for emergency needs and potential funding needs.
·	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
·	Wholesale Repurchase Agreements are limited, in aggregate, to no more than 10% of Total Funding (total assets).
·	Total Borrowings are limited to no more than 25% of Total Funding (which is defined as equal to Total Assets).
·	Wholesale Funds, as that term is defined above, is limited to no more than 25% of the Bank's Total Funding (total assets)
·	Brokered funds are not to exceed 20% of total funding without the prior approval of the Board of Directors.
·	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding (total assets).
·	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs must be greater than 1.15
·	Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) at least 100%

As of March 31, 2016 and December 31, 2015, we were in compliance with the foregoing policy.

As of March 31, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $101.7 million and standby letters of credit of $7.6 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $220.6 million as of March 31, 2016. As of March 31, 2016, total certificates of deposits declined $10.3 million or 3.6% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of March 31, 2016, we had the ability to borrow from the FHLB up to $118.5 million in additional funds.  We also may borrow through the FRB's discount window up to a total of $5.7 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 2015.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2015, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" included in Item 7 and Note 20 "Regulatory Matters" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of March 31, 2016.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Commitments. There have been no material changes to the commitments as of March 31, 2016.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by regulators.  Failure to meet capital requirements can initiate regulatory action.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 6%, common equity Tier 1 capital to risk-weighted assets of 4.5%, and Tier 1 capital to total assets of 4%.  A "well–capitalized" institution must maintain minimum ratios of total capital to risk-weighted assets of at least 10%, Tier 1 capital to risk-weighted assets of at least 8%, common equity Tier 1 capital to risk-weighted assets of at least 6.5%, and Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

The Basel III reules also established a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements.  The capital conservation buffer requirement phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase by that amount ear year until fully implemented in january 2019.  An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to exectuive officers if its capital level is below the buffered ratio.

A certain amount of Trinity's Tier 1 Capital is in the form of trust preferred securities. See Note 10, "Junior Subordinated Debt" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K for details on the effect these have on risk based capital. See "Risk Factors" in Part I, Item 1A of the 2015 Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of March 31, 2016, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of March 31, 2016 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
March 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,636	14.3713%	$71,050	8.00%	N/A	N/A	N/A	N/A
Bank only	143,194	16.1963%	70,729	8.00%	$88,412	10.00%	$97,253	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,920	11.3632%	53,288	6.00%	N/A	N/A	N/A	N/A
Bank only	132,059	14.9368%	53,047	6.00%	70,729	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,666	4.9166%	39,966	4.50%	N/A	N/A	N/A	N/A
Bank only	132,059	14.9368%	39,785	4.50%	57,468	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,920	7.0368%	57,367	4.00%	N/A	N/A	N/A	N/A
Bank only	132,059	9.2483%	57,117	4.00%	71,397	5.00%	114,235	8.00%

N/A—not applicable

At March 31, 2016 the Bank's capital conservation buffer was 8.1963% and the consolidated Company's capital conservation buffer was 0.4166%.

Interest Rate Risk

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
Based on simulation modeling as of March 31, 2016 and December 31, 2015, our net interest income would likely change over a two year time period due to changes in interest rates as follows:
Change in Net Interest Income Over Two Year Horizon

	March 31, 2016		December 31, 2015
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
+2.00%	$2,819	3.16%	$3,421	3.86%
+1.00%	2,370	2.66%	2,589	2.92%
(1.00)%	(3,280)	(3.68)%	(3,522)	(3.98)%
(2.00)%	NA	NA	NA	NA

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted basond on teh Comapny's status as a smaller reporting company.

Item 4. Controls and Procedures

As discussed in the 2015 Form 10-K, filed on October 31, 2016, subsequent to the issuance of the Company's consolidated financial statements as of and for the quarterly period ended June 30, 2012, the Company's management determined that the Bank had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company's Current Report on Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission ("SEC").  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.
Management anticipates that its remedial actions, and further actions that are being developed, will strengthen the Company's internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Management made technological improvements with the implementation of the new core systems in July 2016.  These new enhanced core systems will allow management to redesign processes and enhance controls.  Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.
To address the material weaknesses described below, the Company performed extensive procedures to ensure the reliability of its financial reporting.  These procedures included independent review of loan grading, TDR recognition, accrual status, collateral valuations, impairment and required loan loss reserves. Additional procedures were conducted relating to accounts payable, journal entries and reconciliations, and access controls. The additional procedures were conducted at a detailed level and included the dedication of a significant amount of internal resources and external consultants. As a result, management believes that the consolidated financial statements and other financial information included in this Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.
Controls and Procedures
The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15 (e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").
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
As of the end of the period covered by this Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC'c rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.
Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2016, as a result of the material weakness in internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Management's assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the 1992 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of teh Treadway Commission.
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
Material weaknesses in the Company's internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the 2015 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2015 Form 10-K as being present at December 31, 2015, were still present, which individually or in combination were considered material weaknesses as of March 31, 2016. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2016. Many of these weaknesses continue to be present.

(1)	Internal Control Environment. Weaknesses in the control environment resulted in an environment in which management was able to override controls in the past, including:
·	Sufficient importance and attention was not given to developing, re-assessing and updating policies and procedures for financially significant areas.
·	Training historically focused on the performance of procedures without sufficient attention to the reason or importance of the procedures and controls.

(2)	Information Systems and Reports. Weaknesses in the control environment over implementation, change management and monitoring of in-house systems were present, including:
·
For the third party application used to calculate trust fee income, management relied on the application without performing a review of the SOC/SSAE 16 report as well as the associated Complementary User Entity Controls.

·
A review of user access to financially significant applications had been initiated but not completed in its entirety in calendar year 2015.  In addition, security events were not being tracked through available application logs for several of these applications.

·	The core system for loans and deposits did not provide the tools or reports necessary for management to implement an effective set of controls over account-level file maintenance changes.

(3)	Internal Audit and Risk Management. The Company's Internal Audit function did not provide adequate oversight and the Company's Risk Management function lacked formality and structure as follows:
·
Progress occurred in 2015 after the reorganization of the Internal Audit function, but for the majority of the year the Company's Internal Audit function did not provide adequate oversight due to an improper risk assessment process, inaccurate or outdated process and control documentation, untimely testing procedures, and insufficient monitoring over training of Internal Audit personnel.  Risk assessment and audit procedures designed did not sufficiently address risks in financial reporting, although improvement occurred after this function was outsourced to a third party during the year.

·
Process and control documentation did not accurately reflect the actual processes and controls in place.  In various cases, process and control flow charts include controls that were no longer applicable and do not reflect newly implemented controls.

·	Testing of Internal Controls over Financial Reporting was not completed in a timely manner.
·	The Company did not have a formal risk management function for the majority of 2015.

(4)	Financial Reporting. The Company lacked sufficient staffing over the financial reporting function, resulting in reporting issues, errors and untimely financial reporting, as follows:
·
For the majority of the year the Company lacked sufficient qualified individuals within the financial reporting function. Prior to the arrival of these individuals, undue reliance was placed on results from regulatory and external examinations to identify financial reporting issues and errors.

·
Management reviews of control procedures designed to validate and detect errors at period end were informal in various cases and in most cases lacked the precision necessary to identify material errors.

·	Segregation of duties were not in place in several financially significant areas.
·	Period-end financial reporting procedures were informal and inconsistent for the majority of the year. Similarly, for the majority of the year management did not utilize checklists to:
i.	Track completion of month-end key reconciliations
ii.	Complete and review calculations affecting significant accounting estimates
iii.	Track compliance with GAAP and SEC reporting requirements.
iv.	Document the review of regulatory reporting requirements including call reports.
·	Subsequent event identification procedures were incomplete, resulting in untimely identifications and adjustments.
·	Controls over certain reconciliations were either not in place or not properly designed, resulting in one case where unidentified reconciling items and classification errors were not detected..
·	A control is not in place to validate the completeness of related party loan and deposit disclosures within both regulatory and financial reporting.

(5)	Allowance for Loan Losses. Processes and controls designed to monitor loan quality and determine the allowance for loan loss reserve were inadequate as follows:
·
Reserve calculations and reports utilized to estimate required reserves were subject to informal control procedures, leading to weaknesses in the quality of documentation utilized by management to support loan impairments, specific reserve requirements, and qualitative adjustments.

·	Reports utilized by the Loan Risk Rating Committee were not subject to formal reviews to ensure that decisions are being made based on accurate and complete information.
·	Review of the allowance for loan loss calculation was informal and insufficiently precise, and the quality of documentation surrounding management's analysis was low.

These material weaknesses impacted the Company's ability to complete its financial statements in a timely manner.
No changes in the Company's internal control over financial reporting occured during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2015 Form 10-K.  There are no material developments in the legal actions described in the 2015 Form 10-K.  The Company may become a party to legal proceedings.  Except as described above, we are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management's opinion would result in any materal adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the first quarter of 2016, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

3.1	Amended and Restated By-Laws of Trinity Capital Corporation (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 29, 2016 (File No. 000-50266)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
December 22, 2016
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Daniel W. Thompson
Daniel W. Thompson
Cheif Financial Officer