Form 10-Q
period 2016-06-30
TRINITY CAPITAL CORP
filed 2017-02-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)
	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$16,734	$13,506
Interest-bearing deposits with banks	65,769	151,049
Securities purchased under resell agreements	-	24,320
Cash and cash equivalents	82,503	188,875
Investment securities available for sale, at fair value	463,470	316,040
Investment securities held to maturity, at amortized cost (fair value of $8,596 and $8,988 as of June 30, 2016 and December 31, 2015, respectively)	8,906	8,986
Non-marketable equity securities	3,856	3,854
Loans held for sale	2,366	3,041
Loans (net of allowance for loan losses of $17,592 and $17,392 as of June 30, 2016 and December 31, 2015, respectively)	790,370	822,396
Mortgage servicing rights ("MSRs"), net	5,311	6,882
Bank owned life insurance ("BOLI")	10,014	-
Premises and equipment, net	27,325	23,373
Other real estate owned ("OREO"), net	8,653	8,346
Other assets	17,596	17,192
Total assets	$1,420,370	$1,398,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$168,666	$152,888
Interest-bearing	1,095,628	1,101,070
Total deposits	1,264,294	1,253,958
Borrowings	2,300	2,300
Junior subordinated debt	37,116	37,116
Other liabilities	31,537	26,621
Total liabilities	1,335,247	1,319,995

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 672,654 shares and 672,623 shares as of June 30, 2016 and December 31, 2015, respectively, at fair value	$2,689	$2,690

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$34,963	$34,858
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,866	1,882
Common stock, no par; 20,000,000 shares authorized; 6,856,800 shares issued; 6,526,302 shares and 6,491,802 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	6,836	6,836
Additional paid-in capital	394	1,153
Retained earnings	43,267	44,232
Accumulated other comprehensive income (loss)	4,091	(2,781)
Total stockholders' equity before treasury stock	91,417	86,180
Treasury stock, at cost; 330,498 shares and 364,998 shares as of June 30, 2016 and December 31, 2015, respectively	(8,983)	(9,880)
Total stockholders' equity	82,434	76,300
Total liabilities and stockholders' equity	$1,420,370	$1,398,985

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$9,989	$10,872	$20,119	$21,980
Interest and dividends on investment securities:
Taxable	1,875	823	3,606	1,762
Nontaxable	131	45	148	90
Other interest income	178	215	426	429
Total interest income	12,173	11,955	24,299	24,261

Interest expense:
Deposits	591	753	1,214	1,542
Borrowings	37	36	73	212
Junior subordinated debt	730	683	1,437	1,315
Total interest expense	1,358	1,472	2,724	3,069
Net interest income	10,815	10,483	21,575	21,192
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,815	10,483	21,575	21,192

Noninterest income:
Mortgage loan servicing fees	540	583	1,090	1,171
Trust and investment services fees	614	686	1,246	1,348
Service charges on deposits	272	339	566	683
Net gain on sale of OREO	585	166	843	429
Net gain on sale of loans	650	736	1,223	1,537
Net gain on sale of securities	54	-	54	1
Other fees	893	1,093	1,748	1,998
Other noninterest income	149	(66)	201	241
Total noninterest income	3,757	3,537	6,971	7,408

Noninterest expenses:
Salaries and employee benefits	6,558	6,238	12,924	12,428
Occupancy	904	930	1,743	1,900
Data processing	700	724	1,360	1,411
Legal, professional and accounting fees	2,051	2,095	3,410	4,044
Amortization and valuation on MSR	754	(407)	1,925	359
Other noninterest expense	3,120	2,628	5,968	5,507
Total noninterest expenses	14,087	12,208	27,330	25,649
Income before provision for income taxes	485	1,812	1,216	2,951
Provision for income taxes	-	-	-	-
Net income	485	1,812	1,216	2,951
Dividends and discount accretion on preferred shares	1,059	968	2,093	1,915
Net income (loss) available to common stockholders	$(574)	$844	$(877)	$1,036
Basic earnings per common share	$(0.09)	$0.13	$(0.13)	$0.16
Diluted earnings per common share	$(0.09)	$0.13	$(0.13)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$485	$1,812	$1,216	$2,951
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,469	(1,877)	6,926	(1,155)
Securities gains reclassified into earnings	(54)	-	(54)	(1)
Related income tax benefit (expense)	-	-	-	-
Other comprehensive income (loss)	3,415	(1,877)	6,872	(1,156)
Total comprehensive income (loss)	$3,900	$(65)	$8,088	$1,795

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003
Net income					2,951		2,951
Other comprehensive income (loss)						(1,156)	(1,156)
Dividends declared on preferred shares					(1,915)		(1,915)
Amortization of preferred stock issuance costs			89		(89)		-
Treasury shares issued for board compensation		943		(788)			155
Net change in the fair value of stock owned by ESOP participants					(674)		(674)
Balance, June 30, 2015	$6,836	$(9,945)	$36,652	$1,175	$47,357	$(1,711)	$80,364

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					1,216		1,216
Other comprehensive income						6,872	6,872
Dividends declared on preferred shares					(2,093)		(2,093)
Amortization of preferred stock issuance costs			89		(89)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, June 30, 2016	$6,836	$(8,983)	$36,829	$394	$43,267	$4,091	$82,434

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$1,216	2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	874
Provision for loan losses reversal	-	-
Net gain on sale of investment securities	(54)	1
Net gain on sale of loans	(1,223)	(1,537)
Net gain on sale of OREO	(751)	(403)
Loss on disposal of premises and equipment	1	-
Federal Home Loan Bank stock dividends received	1	2
Net amortization of MSRs	717	774
Change in mortgage servicing rights valuation allowance	1,208	(415)
Changes in operating assets and liabilities:
Other Assets	2,323	2,555
Other Liabilities	2,821	2,079
Net cash provided by operating activities before origination and gross sales of loans held for sale	7,027	6,881
Gross sales of loans held for sale	(33,311)	(42,035)
Origination of loans held for sale	34,854	45,204
Net cash provided by operating activities	$8,570	10,050

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$22,994	$30,014
Proceeds from sale of investment securities, available for sale	17,716	-
Purchase of investment securities, available for sale	(183,942)	(92,879)
Proceeds from maturities and paydowns of investment securities, held to maturity	69	94
Proceeds from maturities and paydowns of investment securities, other	-	1,055
Purchase bank owned life insurance	(10,000)	-
Proceeds from sale of other real estate owned	2,358	5,619
Loans paid down (funded), net	30,109	42,327
Purchases of premises and equipment	(4,721)	(68)
Proceeds from sale of premises and equipment	-	21
Net cash used in investing activities	(125,417)	(13,817)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	31,751	68,729
Net decrease in time deposits	(21,414)	(32,383)
Repayment of borrowings	-	(20,000)
Issuance of common stock for board compensation	138	155
Net cash provided by financing activities	10,475	16,501
Net increase (decrease) in cash and cash equivalents	(106,372)	12,734
Cash and cash equivalents:
Beginning of period	188,875	247,398
End of period	$82,503	$260,132
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,377	$1,532
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,885	2,058
Sales of other real estate owned financed by loans	971	297
Dividends declared on preferred stock, not yet paid	2,093	1,915
Change in unrealized gain (loss) on investment securities, net of taxes	6,926	(1,155)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Net income	$485	$1,812	$1,216	$2,951
Dividends and discount accretion on preferred shares	1,059	968	2,093	1,915
Net income (loss) available to common stockholders	$(574)	$844	$(877)	$1,036
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(330,498)	(369,751)	(331,256)	(380,317)
Weighted average common shares outstanding, net	6,526,302	6,487,049	6,525,544	6,476,483
Basic income per common share	$(0.09)	$0.13	$(0.13)	$0.16
Dilutive effect of stock-based compensation	-	-	-	-
Weighted average common shares outstanding including dilutive shares	6,526,302	6,487,049	6,525,544	6,476,483
Diluted income per common share	$(0.09)	$0.13	$(0.13)	$0.16

Certain restricted stock units were not included in the above calculation, as they would have had an anti-dilutive effect as the exercise price was greater than current market prices.  The total number of shares excluded was approximately 62,000 shares and 12,000 shares for three and six months ended June 30, 2016 and 2015, respectively.

Note 3. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU covers eight areas of reporting items in the cash flow statements.  The Company is currently in the process of evaluating the effects of ASU 2016-15 on its financial statements and disclosures, if any.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of June 30, 2016 and December 31, 2015, the reserve requirement on deposit at the FRB was $7.1 million and $4.3 million, respectively.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. Government sponsored agency	$61,863	$1,648	$-	$63,511
State and political subdivision	32,357	967	-	33,324
Residential mortgage backed security	201,281	965	(1,329)	200,917
Residential collateralized mortgage obligation	35,689	392	(6)	36,075
Commercial mortgage backed security	87,343	2,140	-	89,483
SBA pools	729	-	(6)	723
Asset-backed security	40,116	-	(679)	39,437
Totals	$459,378	$6,112	$(2,020)	$463,470

December 31, 2015
U.S. Government sponsored agency	$69,798	$98	$(312)	$69,584
State and political subdivision	3,429	147	-	3,576
Residential mortgage backed security	123,055	43	(1,501)	121,597
Residential collateralized mortgage obligation	40,305	139	(523)	39,921
Commercial mortgage backed security	41,341	15	(237)	41,119
SBA pools	757	-	(7)	750
Asset-backed security	40,136	-	(643)	39,493
Totals	$318,821	$442	$(3,223)	$316,040

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
SBA pools	$8,906	$-	$(310)	$8,596
Totals	$8,906	$-	$(310)	$8,596

December 31, 2015
SBA pools	$8,986	$2	$-	$8,988
Totals	$8,986	$2	$-	$8,988

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gross realized gains	$54	$-	$54	$1
Gross realized losses	-	-	-	-
Net gains	$54	$-	$54	$1

There was no tax benefit (provision) related to these net realized gains and losses for the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015.

As of June 30, 2016, the Company's security portfolio consisted of 125 securities, 35 of which were in an unrealized loss position. As of June 30, 2016, $159.9 million in investment securities had unrealized losses with aggregate depreciation of 1.25% of the Company's amortized cost basis.  Of these securities, $103.8 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.70%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

A summary of unrealized loss information for investment securities, categorized by security type, as of June 30, 2016 and December 31, 2015 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
June 30, 2016
U.S. Government sponsored agency	$-	$-	$-	$-	$-	$-
State and political subdivision	200	-	-	-	200	-
Residential mortgage backed security	55,631	(219)	60,620	(1,110)	116,251	(1,329)
Residential collateralized mortgage obligation	204	(3)	3,053	(3)	3,257	(6)
SBA pools	-	-	716	(6)	716	(6)
Asset-backed security	-	-	39,437	(679)	39,437	(679)
Totals	$56,035	$(222)	$103,826	$(1,798)	$159,861	$(2,020)

December 31, 2015
U.S. Government sponsored agency	$54,804	$(312)	$-	$-	$54,804	$(312)
State and political subdivision	-	-	-	-	-	-
Residential mortgage backed security	54,760	(602)	48,752	(899)	103,512	(1,501)
Residential collateralized mortgage obligation	17,237	(185)	16,252	(338)	33,489	(523)
Commercial mortgage backed security	26,883	(237)	-	-	26,883	(237)
SBA pools	-	-	742	(7)	742	(7)
Asset-backed security	39,493	(643)	-	-	39,493	(643)
Totals	$193,177	$(1,979)	$65,746	$(1,244)	$258,923	$(3,223)

Securities Held to Maturity:
June 30, 2016
SBA Pools	$8,596	$(310)	$-	$-	$8,596	$(310)
Totals	$8,596	$(310)	$-	$-	$8,596	$(310)

December 31, 2015
None	$-	$-	$-	$-	$-	$-
Totals	$-	$-	$-	$-	$-	$-

The amortized cost and fair value of investment securities, as of June 30, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$7,721	$7,723	$-	$-
One to five years	20,946	21,299	-	-
Five to ten years	36,321	37,803	-	-
Over ten years	70,077	70,170	8,906	8,596
Subtotal	135,065	136,995	8,906	8,596
Residential mortgage backed security	201,281	200,917	-	-
Residential collateralized mortgage obligation	35,689	36,075	-	-
Commercial mortgage backed security	87,343	89,483
Total	$459,378	$463,470	$8,906	$8,596

Securities with carrying amounts of $96.2 million and $91.7 million as of June 30, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of June 30, 2016 and December 31, 2015, loans consisted of:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial	$87,482	$92,995
Commercial real estate	380,958	371,599
Residential real estate	235,404	258,606
Construction real estate	81,739	89,341
Installment and other	23,799	28,730
Total loans	809,382	841,271
Unearned income	(1,420)	(1,483)
Gross loans	807,962	839,788
Allowance for loan losses	(17,592)	(17,392)
Net loans	$790,370	$822,396

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Company's Board of Directors review and approve these policies and procedures on an annual basis.  A reporting system supplements the review process by providing management with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Management has identified the following categories in its loan portfolios:

Commercial loans: These loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business.  Underwriting standards are designed to promote relationship banking rather than transactional banking.  Management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed.  Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of June 30, 2016, 28.0% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of June 30, 2016 and December 31, 2015, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
June 30, 2016	(In thousands)
Commercial	$84,732	$984	$71	$1,695	$2,750	$87,482
Commercial real estate	375,065	1,294	444	4,155	5,893	380,958
Residential real estate	230,694	1,337	88	3,285	4,710	235,404
Construction real estate	73,389	733	18	7,599	8,350	81,739
Installment and other	23,698	71	27	3	101	23,799
Total loans	$787,578	$4,419	$648	$16,737	$21,804	$809,382

Nonaccrual loan classification	$5,285	$1,855	$550	$16,737	$19,142	$24,427

December 31, 2015
Commercial	$90,839	$167	$131	$1,858	$2,156	$92,995
Commercial real estate	363,495	1,526	704	5,874	8,104	371,599
Residential real estate	252,568	1,215	606	4,217	6,038	258,606
Construction real estate	80,629	291	85	8,336	8,712	89,341
Installment and other	28,534	110	12	74	196	28,730
Total loans	$816,065	$3,309	$1,538	$20,359	$25,206	$841,271

Nonaccrual loan classification	$6,202	$2,702	$1,418	$20,003	$24,123	$30,325

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$1,766	$-	$2,268	$-
Commercial real estate	8,945	-	10,737	-
Residential real estate	5,962	-	7,821	-
Construction real estate	7,680	-	9,353	-
Installment and other	74	-	146	-
Total	$24,427	$-	$30,325	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016	(In thousands)
Commercial	$66,885	$2,265	$18,332	$-	$87,482
Commercial real estate	339,554	10,596	30,808	-	380,958
Residential real estate	225,639	1,474	8,291	-	235,404
Construction real estate	67,408	5,640	8,691	-	81,739
Installment and other	23,601	-	198	-	23,799
Total	$723,087	$19,975	$66,320	$-	$809,382

December 31, 2015
Commercial	$69,221	$3,129	$20,645	$-	$92,995
Commercial real estate	307,700	19,512	44,387	-	371,599
Residential real estate	245,897	1,622	11,087	-	258,606
Construction real estate	71,864	6,667	10,810	-	89,341
Installment and other	28,378	2	350	-	28,730
Total	$723,060	$30,932	$87,279	$-	$841,271

The following table shows all loans, including nonaccrual loans, by risk category and aging as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016	(In thousands)
Current	$718,723	$19,198	$49,657	$-	$787,578
Past due 30-59 days	1,416	777	2,226	-	4,419
Past due 60-89 days	98	-	550	-	648
Past due 90 days or more	2,850	-	13,887	-	16,737
Total	$723,087	$19,975	$66,320	$-	$809,382

December 31, 2015
Current	$719,752	$30,674	$65,639	$-	$816,065
Past due 30-59 days	349	258	2,702	-	3,309
Past due 60-89 days	109	-	1,429	-	1,538
Past due 90 days or more	2,850	-	17,509	-	20,359
Total	$723,060	$30,932	$87,279	$-	$841,271

As of June 30, 2016 and December 31, 2015, nonaccrual loans totaling $21.6 million and $27.5 million, respectively, were classified as Substandard.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$13,251	$9,593		$13,611	$10,137
Commercial real estate	10,641	9,981		15,872	14,198
Residential real estate	6,667	5,403		9,473	7,450
Construction real estate	8,606	7,133		9,816	8,137
Installment and other	415	344		433	416
With an allowance recorded:
Commercial	14,455	14,455	$387	14,958	14,956	$399
Commercial real estate	8,989	8,989	1,632	11,050	11,050	1,295
Residential real estate	10,366	10,339	2,166	10,759	10,755	2,132
Construction real estate	3,574	3,574	246	3,688	3,688	252
Installment and other	569	569	130	636	636	138
Total	$77,533	$70,380	$4,561	$90,296	$81,423	$4,216

The following table presents loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2016 and 2015, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$9,679	$157	$11,178	$152	$9,820	$314	$11,356	$303
Commercial real estate	10,060	198	20,474	436	10,112	397	20,590	867
Residential real estate	5,452	80	8,508	109	5,497	161	8,797	217
Construction real estate	7,154	87	10,221	113	7,182	173	10,464	225
Installment and other	115	4	543	6	57	8	558	13
With an allowance recorded:
Commercial	14,539	197	15,113	206	14,620	395	15,191	410
Commercial real estate	9,019	98	16,561	186	9,049	195	16,621	370
Residential real estate	10,385	97	11,621	111	10,425	193	11,662	221
Construction real estate	3,587	45	4,413	57	3,605	90	4,433	113
Installment and other	575	4	371	7	581	9	247	14
Total	$70,565	$967	$99,003	$1,383	$70,948	$1,935	$99,919	$2,753

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $382.7 thousand and $1.4 million would have been recorded as loan interest income during the three months ended June 30, 2016 and 2015, respectively, and $765.5 thousand and $2.8 million during the six months ended June 30, 2016 and 2015, respectively. Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and six months ended June 30, 2016 and 2015, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2016:
Beginning balance	$2,385	$6,720	$6,154	$1,224	$797	$25	$17,305
Provision (benefit) for loan losses	(210)	1,080	(669)	(201)	(2)	2	-
Charge-offs	(93)	4	(79)	(4)	(64)	-	(236)
Recoveries	138	115	223	20	27	-	523
Net charge-offs	45	119	144	16	(37)	-	287
Ending balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592

Three Months Ended June 30, 2015:
Beginning balance	$3,639	$8,183	$7,193	$2,424	$790	$110	$22,339
Provision (benefit) for loan losses	(1,111)	451	609	(61)	191	(79)	-
Charge-offs	(261)	(88)	(227)	(69)	(141)	-	(786)
Recoveries	952	324	121	294	36	-	1,727
Net charge-offs	691	236	(106)	225	(105)	-	941
Ending balance	$3,219	$8,870	$7,696	$2,588	$876	$31	$23,280

Six Months Ended June 30, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(437)	1,039	(310)	(199)	(86)	(7)	-
Charge-offs	(275)	-	(402)	(22)	(235)	-	(934)
Recoveries	490	129	259	117	139	-	1,134
Net charge-offs	215	129	(143)	95	(96)	-	200
Ending balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592

Six Months Ended June 30, 2015:
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(1,184)	456	808	(21)	273	(332)	-
Charge-offs	(790)	(264)	(1,215)	(1,031)	(251)	-	(3,551)
Recoveries	1,162	339	164	317	66	-	2,048
Net charge-offs	372	75	(1,051)	(714)	(185)	-	(1,503)
Ending balance	$3,219	$8,870	$7,696	$2,588	$876	$31	$23,280

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
June 30, 2016	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$387	$1,632	$2,166	$246	$130	$-	$4,561
Loans collectively evaluated for impairment	1,833	6,287	3,463	793	628	27	13,031
Ending balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592
Loans:
Individually evaluated for impairment	$24,048	$18,970	$15,742	$10,707	$913	$-	$70,380
Collectively evaluated for impairment	63,434	361,988	219,662	71,032	22,886	-	739,002
Total ending loans balance	$87,482	$380,958	$235,404	$81,739	$23,799	$-	$809,382

December 31, 2015
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$399	$1,295	$2,132	$252	$138	$-	$4,216
Loans collectively evaluated for impairment	2,043	5,456	3,950	891	802	34	13,176
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Loans:
Individually evaluated for impairment	$25,093	$25,248	$18,205	$11,825	$1,052	$-	$81,423
Collectively evaluated for impairment	67,902	346,351	240,401	77,516	27,678	-	759,848
Total ending loans balance	$92,995	$371,599	$258,606	$89,341	$28,730	$-	$841,271
Troubled Debt Restructurings ("TDRs"):

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following tables present the loans restructured during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

	Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

	Three Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	2	$45	$45	$-
Total	2	$45	$45	$-

	Six Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	2	$45	$45	$-
Total	2	$45	$45	$-

There were no loans modified as TDRs for which there was a payment default within 12 months following the modification during the three months ended June 30, 2016 and 2015. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

	Six Months Ended June 30, 2015
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Residential real estate	1	$167	$-
Construction real estate	2	407	-
Total	3	$574	$-

The following table presents total TDRs, both in accrual and nonaccrual status:

	June 30, 2016		December 31, 2015
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	155	$48,804	$165	$53,862
Nonaccrual	25	7,699	32	10,641
Total	180	$56,503	$197	$64,503

As of June 30, 2016, the Bank had a total of $249 thousand in commitments to lend additional funds to debtors who also had TDRs.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs did not require any specific reserves at the three months ended June 30, 2016 and 2015, respectively. TDRs resulted in charge-offs of $146.7 thousand and $1.8 million during the three months ended June 30, 2016 and 2015, respectively.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $414 thousand and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $1.6 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.  An analysis of the activity related to these loans as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Balance, beginning	$1,933	$1,322
Additions	-	438
Changes in Board composition	-	800
Principal payments and other reductions	(1,519)	(627)
Balance, ending	$414	$1,933

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets.  The unpaid balance of these loans as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$836,457	$865,568
Other investors	4	16
Totals	$836,461	$865,584

During the six months ended June 30, 2016 and 2015, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $28 thousand and $69 thousand during the three months ended June 30, 2016 and 2015, respectively, and $64 thousand and $123 thousand for the six months ended June 30, 2016 and 2015, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $5.8 million and $6.1 million as of June 30, 2016 and December 31, 2015, respectively.  There were no custodial balances on deposit with other financial institutions as of June 30, 2016 and December 31, 2015.

An analysis of changes in the MSR asset for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,614	$9,318	$8,777	$9,470
Servicing rights originated and capitalized	197	205	355	448
Amortization	(396)	(379)	(717)	(774)
Balance at end of period	$8,415	$9,144	$8,415	$9,144

Below is an analysis of changes in the MSR asset valuation allowance for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$(2,745)	$(2,388)	$(1,895)	$(2,017)
Aggregate reduction credited to operations	241	786	451	1,384
Aggregate additions credited to operations	(600)	-	(1,660)	(969)
Balance at end of period	$(3,104)	$(1,602)	$(3,104)	$(1,602)

The fair values of the MSRs were $5.3 million and $7.5 million for the six months ended June 30, 2016 and 2015, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Weighted Average Public Securities Association (PSA) speed	300.03%	213.25%
Weighted Average Discount rate	11.20	10.50
Weighted Average Earnings rate	0.98	1.73

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of June 30, 2016 and December 31, 2015, total OREO consisted of:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial real estate	$1,510	$781
Residential real estate	2,465	3,024
Construction real estate	4,678	4,541
Total	$8,653	$8,346

The following table presents a summary of OREO activity for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,203	$12,200	$8,346	$13,980
Transfers in at fair value	1,342	637	2,885	2,058
Write-down of value	-	(23)	-	(78)
Gain (loss) on disposal	538	156	751	403
Cash received upon disposition	(1,430)	(2,226)	(2,358)	(5,619)
Sales financed by loans	-	(297)	(971)	(297)
Balance at end of period	$8,653	$10,447	$8,653	$10,447

Note 9. Deposits

As of June 30, 2016 and December 31, 2015, deposits consisted of:

	June 30, 2016	December 31, 2015
	(In thousands )
Demand deposits, noninterest bearing	$91,759	$75,867
NOW and money market accounts	512,606	511,423
Savings deposits	394,721	380,045
Time certificates, $250,000 or more	33,097	39,148
Other time certificates	232,111	247,475
Total	$1,264,294	$1,253,958

Deposits from executive officers, directors and their affiliates as of June 30, 2016 were $1.0 million and $1.1 million as of December 31, 2015.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of June 30, 2016 and December 31, 2015 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of June 30, 2016, there was $568 thousand in pledged loans under the blanket assignment. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances and letters of credit. An additional $115.8 million in advances is available based on the June 30, 2016 value of the remaining unpledged investment securities.

The following table details borrowings as of June 30, 2016 and December 31, 2015.

Maturity Date	Rate	Type	Principal due	June 30, 2016	December 31, 2015
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of June 30, 2016:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.3731% (variable)	6.88%	2.3025% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.3731% (variable)	6.88%	2.3025% (variable)

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the "trust preferred securities") in the amount and at the rate indicated above.  These trust preferred securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity, with the approval of the FRB.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the "debentures") issued by Trinity, which have terms substantially similar to the trust preferred securities.

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $8.3 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Company continued to defer the interest payments on the junior subordinated debentures, with interest accrued but unpaid totaling $9.9 million.

As of June 30, 2016 and December 31, 2015, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

There was no income tax expense or benefit recorded for the three and six months ended June 30, 2016 and 2015.

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of June 30, 2016 and December 31, 2015, the DTA balances were $12.5 million and $15.2 million, respectively but management did not believe that it was more likely than not that the full amount of the deferred tax assets would be utilized in future periods.  As of June 30, 2016 and December 31, 2015 the DTA balances continued to have a full valuation allowance.

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

As of June 30, 2016 and December 31, 2015, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2016	December 31, 2015
	(In thousands)
Unfunded commitments under lines of credit	$97,596	$108,966
Commercial and standby letters of credit	4,874	7,608
Commitments to make loans	8,090	5,105

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

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at June 30, 2016 was $118.1 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both June 30, 2016 and December 31, 2015, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $11 thousand and $20 thousand as of June 30, 2016 and December 31, 2015, respectively, and are included in "other liabilities" on the consolidated balance sheets.

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

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the six months ended June 30, 2016 and 2015, a net amount of $89 thousand was recorded for amortization.

Dividends and discount accretion on the two series of preferred stock reduce the amount of net income available to common stockholders. For each of the three months ended June 30, 2016 and 2015 the total of these amounts was $1.1 million and $968 thousand, respectively. For each of the six months ended June 30, 2016 and 2015 the total of these amounts was $2.1 million and $1.9 million, respectively.

On August 10, 2012, the Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties. On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of June 30, 2016 and December 31, 2015 were $10.8 million and $8.7 million, respectively, and are included in "other liabilities" on the consolidated balance sheets.  The Company repurchased all of its outstanding Series A Preferred Stock and Series B Preferred stock effective January 25, 2017.  Please see Note 18 - Subsequent Events of this Form 10-Q.

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

The Company's derivative instruments outstanding as of June 30, 2016 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will be adjusted for changes in value resulting from changes in market interest rates.

The Bank originates single-family residential loans for sale pursuant to programs offered by Fannie Mae.  At the time the interest rate is locked in by the borrower, the Bank concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.  Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan.  This change is recorded to "other noninterest expenses" in the consolidated statements of operations.   The period from the time the borrower locks in the interest rate to the time the Bank funds the loan and sells it to Fannie Mae is generally 60 days.  The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into.  In the event that interest rates rise after the Bank enters into an interest rate lock, the fair value of the loan commitment will decline.  However, the fair value of the forward loan sale agreement related to such loan commitment generally increases by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

As of June 30, 2016, the Company had notional amounts of $8.1 million in contracts with customers and $10.5 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2015, the Company had notional amounts of $5.1 million in contracts with customers and $8.1 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $302 thousand as of June 30, 2016 and $225 thousand as of December 31, 2015.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $102.5 million as of June 30, 2016 and $116.6 million as of December 31, 2015.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Fixed rate (ranging from 2.4% to 13.9%)	$15,851	$11,913
Adjustable rate	86,619	104,661
Total	$102,470	$116,574

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$63,511	$-	$63,511	$-
States and political subdivision	33,324	-	33,324	-
Mortgage backed security	200,917	-	200,917	-
Collateralized mortgage obligation	36,075	-	36,075	-
Commercial mortgage backed security	89,483	-	89,483	-
SBA Pools	723	-	723	-
Asset backed security	39,437	-	39,437	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	302	-	302	-
Total	$463,772	$-	$463,772	$-

December 31, 2015

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$69,584	$-	$69,584	$-
States and political subdivision	3,576	-	3,576	-
Mortgage backed security	121,597	-	121,597	-
Collateralized mortgage obligation	39,921	-	39,921	-
Commercial mortgage backed security	41,119	-	41,119	-
SBA Pools	750	-	750	-
Asset backed securities	39,493	-	39,493	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-
Total	$316,265	$-	$316,265	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

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

As of June 30, 2016, impaired loans with a carrying value of $37.9 million had a valuation allowance of $4.6 million. As of December 31, 2015, impaired loans with a carrying value of $40.7 million had a valuation allowance of $4.2 million recorded during 2015.

OREO did not have any write-downs during the three months ended June 30, 2016.  In the table below, OREO had write-downs during the year ended December 31, 2015 of $361 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2016
Financial Assets
Impaired loans	$33,365	$-	$-	$33,365
MSRs	5,311	-	-	5,311

December 31, 2015
Financial Assets
Impaired loans	$36,870	$-	$-	$36,870
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	2,231	-	-	2,231

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
June 30, 2016	(In thousands)
Impaired loans
Commercial	$14,068	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.79)%
Commercial real estate	7,357	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (6.53), (5.60)
Residential real estate	8,173	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (8.70), (5.91)
Construction real estate	3,328	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (6.17)
Installment and other	439	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (8.00), (6.45)
Total impaired loans	$33,365

December 31, 2015
Impaired loans
Commercial	$14,557	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.70)%
Commercial real estate	9,755	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.65)
Residential real estate	8,624	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.70), (5.29)
Construction real estate	3,436	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.14)
Installment and other	498	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (9.50), (6.52)
Total impaired loans	$36,870
OREO
Commercial real estate	$217	Sales comparison	Adjustments for differences of comparable sales	(14.55) to (14.55), (14.55)
Residential real estate	1,493	Sales comparison	Adjustments for differences of comparable sales	(8.47) to (91.19) (21.76)
Construction real estate	521	Sales comparison	Adjustments for differences of comparable sales	(10.70) to (67.45) (57.32)
Total OREO	$2,231

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016
Financial assets:
Cash and due from banks	$16,734	$16,734	$-	$-	$16,734
Interest-bearing deposits with banks	65,769	65,769	-	-	65,769
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	463,470	-	463,470	-	463,470
Held to maturity	8,906	-	8,596	-	8,596
Non-marketable equity securities	3,856	N/A	N/A	N/A	N/A
Loans held for sale	2,366	-	-	2,366	2,366
Loans, net	790,370	-	-	803,118	803,118
Accrued interest receivable on securities	1,724	-	1,724	-	1,724
Accrued interest receivable on loans	2,424	-	-	2,424	2,424
Accrued interest receivable other	1,557			1,557	1,557
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	302	-	302	-	302

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$11	$-	$11	$-	$11

Financial liabilities:
Non-interest bearing deposits	$168,666	$168,666	$-	$-	$168,666
Interest bearing deposits	1,095,628	-	1,096,629	-	1,096,629
Borrowings	2,300	-	2,834	-	2,834
Junior subordinated debt	37,116	-	-	20,665	20,665
Accrued interest payable	8,717	-	368	8,349	8,717

December 31, 2015
Financial assets:
Cash and due from banks	$13,506	$13,506	$-	$-	$13,506
Interest-bearing deposits with banks	151,049	151,049	-	-	151,049
Securities purchased under resell agreements	24,320	24,320	-	-	24,320
Investments:	-	-	-	-	-
Available for sale	316,040	-	316,040	-	316,040
Held to maturity	8,986	-	8,988	-	8,988
Non-marketable equity securities	3,854	N/A	N/A	N/A	N/A
Loans held for sale	3,041	-	-	3,041	3,041
Loans, net	822,396	-	-	830,555	830,555
Accrued interest receivable on securities	1,028	-	1,028	-	1,028
Accrued interest receivable on loans	3,795	-	-	3,795	3,795
Accrued interest receivable other	208	-	-	208	208
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-	225

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$20	$-	$20	$-	$20
	-	-	-	-	-
Financial liabilities:	-	-	-	-	-
Non-interest bearing deposits	$152,888	$152,888	$-	$-	$152,888
Interest bearing deposits	1,101,070	-	1,099,937	-	1,099,937
Long-term borrowings	2,300	-	2,642	-	2,642
Junior subordinated debt	37,116	-	-	20,461	20,461
Accrued interest payable	7,370	-	7,370	-	7,370

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and prohibits Trinity without written approval of the FRB, to make payments on the Company's junior subordinated debentures, incur or increase any debt, declare and pay dividends and other capital distributions or to repurchase or redeem any shares of Trinity stock. Additionally, the Bank is similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the Office of Comptroller of the Currency ("OCC") on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends.  The Company and the Bank are taking actions to address the provisions of these enforcement actions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2016 and December 31, 2015.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,822	14.2159%	$71,932	8.00%	N/A	N/A	N/A	N/A
Bank only	144,416	16.1336%	71,610	8.00%	$89,513	10.00%	$98,464	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,756	11.2057%	53,949	6.00%	N/A	N/A	N/A	N/A
Bank only	133,141	14.8740%	53,708	6.00%	71,610	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,669	4.8567%	40,462	4.50%	N/A	N/A	N/A	N/A
Bank only	133,141	14.8740%	40,281	4.50%	58,183	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,756	7.1273%	56,546	4.00%	N/A	N/A	N/A	N/A
Bank only	133,141	9.4775%	56,193	4.00%	70,241	5.00%	112,385	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

N/A - not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  June 30, 2016 and December 31, 2015 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At June 30, 2016 the Bank's capital conservation buffer was 8.1336% and the consolidated capital conservation buffer was 0.3567%.

Note 18. Subsequent Events

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share. The Company indicated that it will use the net proceeds from the private placement to repurchase its outstanding Series A and Series B preferred stock, to pay the deferred interest on its trust preferred securities, and for general corporate purposes.  The Company completed the repurchase of all of its outstanding Series A and Series B preferred stock on January 25, 2017.

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

The private placement was previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the unaudited consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K").

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

Overview

Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of Los Alamos National Bank (the "Bank"), a national banking organization created under the laws of the United States of America.  The Bank is regulated by the OCC. Trinity is also the sole stockholder of Title Guaranty & Insurance Company ("Title Guaranty").  The Bank is the sole stockholder of TCC Advisors Corporation ("TCC Advisors"), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.

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

The Company's net income available to common stockholders decreased $1.4 million from net income of $844 thousand for the three months ended June 30, 2015 to net loss of $574 thousand for the three months ended June 30, 2016. This decrease was primarily attributable to decreases in loan interest income and an increase in MSR amortization and valuation.  Offsetting these factors was an increase in security interest income.

The Company's net income available to common stockholders decreased $1.9 million from net income of $1.0 million for the six months ended June 30, 2015 to net loss of $877 thousand for the six months ended June 30, 2016. This decrease was primarily attributable to decreases in loan interest income, an increase in MSR amortization and valuation, and a decrease in gain on sales of loans.  Offsetting these factors was a decrease in interest expenses and an increase in security interest income.

The Company continues to experience challenges in its loan portfolio, with high levels of non-performing loans and foreclosed properties.  In response to these challenges and to proactively position the Company to meet these challenges, we continue to reduce our concentrations in the construction real estate portfolio and have taken other steps in compliance with the regulatory enforcement actions against the Company and the Bank.

Regulatory Actions against the Company and the Bank.

As discussed in the Part I, Item 1, of the 2015 Form 10-K, the Company is party to a Written Agreement with the FRB.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions, to receive dividends from the Bank, and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank is party to a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to satisfy the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Form 10-K, and all amendments thereto. There have been no material changes to the critical accounting policies disclosed in the 2015 Form 10-K.

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

Net Income (Loss)

Net loss available to common stockholders for the three months ended June 30, 2016 was $574 thousand, or a diluted loss per common share of $0.09, compared to net income available to common stockholders of $844 thousand for the three months ended June 30, 2015, or diluted earnings per common share of $0.13, a decrease of $1.4 million in net income and a decrease in diluted earnings per common share of $0.22.  This decrease in net loss available to common stockholders was primarily due to an increase in MSR amortization of $1.2 million, a decrease of $883 thousand in loan interest income, a decrease of $124 thousand in bankcard fees, an increase of $90 thousand in dividends on preferred shares, and a decrease of $86 thousand in gains on sales of loans.  These fluctuations were partially offset by an increase in security interest income of $1.1 million, an increase of $419 thousand in gains on the sale of OREO, a $142 thousand decrease in losses in venture capital investments, a $114 thousand decrease in interest expenses, an increase of $54 thousand in gains on sale of securities, and a decrease of $44 thousand in professional and legal fees.

Net loss available to common stockholders for the six months ended June 30, 2016 was $877 thousand, or a diluted loss per common share of $0.13, compared to net income available to common stockholders of $1.0 million for the six months ended June 30, 2015, or diluted earnings per common share of $0.16, a decrease of $1.9 million in net income and a decrease in diluted earnings per common share of $0.29.  This decrease in net loss available to common stockholders was primarily due to a decrease in loan interest income of $1.9 million, an increase in MSR amortization of $1.6 million, an increase in salaries and benefit expense of $496 thousand, an increase in bankcard expenses of $356 thousand, a decrease of $314 thousand in gain on sales of loans, a decrease in service charges on deposits of $117 thousand, and a decrease of $102 thousand in trust and investment service fees.  These were partially offset by an increase in interest income on securities of $1.9 million, a decrease in legal and professional fees of $634 thousand, an increase in gains on sale of OREO of $414 thousand, a decrease in interest expense of $345 thousand, a decrease in losses on venture capital investments of $252 thousand, a decrease in occupancy expenses of $157 thousand, and an increase in gain on sale of securities of $53 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$818,009	$9,989	4.91%	$877,124	$10,872	4.97%
Taxable investment securities	413,416	1,875	1.82%	269,847	823	1.22%
Investment securities exempt from federal income taxes	28,775	131	1.83%	7,430	45	2.43%
Securities purchased under resell agreements	-	-	0.00%	16,465	29	0.71%
Other interest-bearing deposits	96,890	123	0.51%	207,387	134	0.26%
Non-marketable equity securities	3,999	55	5.53%	4,272	52	4.88%
Total interest-earning assets	1,361,089	12,173	3.60%	1,382,525	11,955	3.47%
Non-interest-earning assets	64,586			62,946
Total assets	$1,425,675			$1,445,471
Interest-bearing Liabilities:
Deposits:
NOW deposits	$172,802	$25	0.06%	$171,796	$28	0.07%
Money market deposits	273,675	46	0.07%	290,058	91	0.13%
Savings deposits	393,426	83	0.08%	370,359	36	0.04%
Time deposits over $100,000	146,000	271	0.75%	173,684	378	0.87%
Time deposits under $100,000	122,585	166	0.54%	142,307	220	0.62%
Long-term borrowings	2,300	37	6.47%	2,300	36	6.28%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	730	7.91%	37,116	683	7.38%
Total interest-bearing liabilities	1,150,115	1,358	0.47%	1,189,831	1,472	0.50%
Demand deposits, noninterest-bearing	163,202			146,391
Other noninterest-bearing liabilities	29,022			25,684

Stockholders' equity, including stock owned by ESOP	83,336			83,565
Total liabilities and stockholders equity	$1,425,675			$1,445,471
Net interest income/interest rate spread (2)		$10,815	3.12%		$10,483	2.97%
Net interest margin (3)			3.05%			2.91%

(1)
Average loans include nonaccrual loans of $21.0 million and $35.4 million for the three months ended June 30, 2016 and 2015, respectively.  Interest income includes loan origination fees of $385 thousand and $458 thousand for the three months ended June 30, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$823,902	$20,119	4.91%	$891,303	$21,980	4.97%
Taxable investment securities	394,930	3,606	1.84%	254,417	1,762	1.40%
Investment securities exempt from federal income taxes	16,101	148	1.85%	7,444	90	2.44%
Securities purchased under resell agreements	6,238	45	1.45%	18,437	67	0.73%
Other interest-bearing deposits	112,924	273	0.49%	207,207	257	0.25%
Non-marketable equity securities	3,999	108	5.43%	4,574	105	4.63%
Total interest-earning assets	1,358,094	24,299	3.60%	1,383,382	24,261	3.54%
Non-interest-earning assets	60,899			64,201
Total assets	$1,418,993			$1,447,583
Interest-bearing Liabilities:
Deposits:
NOW deposits	$173,343	$47	0.05%	$159,462	$53	0.07%
Money market deposits	269,385	94	0.07%	292,304	104	0.07%
Savings deposits	388,738	164	0.08%	368,625	155	0.08%
Time deposits over $100,000	148,967	563	0.76%	178,923	776	0.87%
Time deposits under $100,000	124,936	346	0.56%	145,872	454	0.63%
Short-term borrowings	-	-	0.00%	9,006	139	3.11%
Long-term borrowings	2,300	73	6.38%	2,300	73	6.40%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	1,437	7.79%	37,116	1,315	7.14%
Total interest-bearing liabilities	1,146,997	2,724	0.48%	1,195,818	3,069	0.52%
Demand deposits, noninterest-bearing	160,513			144,023
Other noninterest-bearing liabilities	29,546			24,274

Stockholders' equity, including stock owned by ESOP	81,938			83,467
Total liabilities and stockholders equity	$1,418,993			$1,447,583
Net interest income/interest rate spread (2)		$21,575	3.12%		$21,192	3.02%
Net interest margin (3)			3.06%			2.95%

(1)
Average loans include nonaccrual loans of $23.0 million and $36.9 million for the six months ended June 30, 2016 and 2015, respectively.  Interest income includes loan origination fees of $740 thousand and $814 thousand for the six months ended June 30, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $332 thousand to $10.8 million for the three months ended June 30, 2016 from $10.5 million for the three months ended June 30, 2015 due to an increase in interest income of $218 thousand and a decrease in interest expense of $114 thousand.  Net interest income increased primarily due to an increase in average taxable investment securities of $143.6 million partially offset by a decrease in average volume of loans of $59.1 million.  The increase volume of securities partially offset by the lower volume of loans and earning assets in general resulted in the average yield on earning assets to increase 13 basis points to 3.60% from 3.47% for the three months ended June 30, 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $47.4 million, a decrease in average volume of $16.4 million in money market deposits, partially offset by an increase in average savings deposits of $23.1 million and an increase in average NOW deposits of $1.0 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline three basis points to 0.47% for the three months ended June 30, 2016 from 0.50% for the three months ended June 30, 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin increased 14 basis points to 3.05% for the three months ended June 30, 2016 from 2.91% for the three months ended June 30, 2015.

Net interest income increased $383 thousand to $21.6 million for the six months ended June 30, 2016 from $21.2 million for the six months ended June 30, 2015 due to an increase in interest income of $38 thousand and a decrease in interest expense of $345 thousand.  Net interest income increased primarily due to an increase in average taxable investment securities of $140.5 million partially offset by a decrease in average volume of loans of $67.4 million.  The increase volume of securities partially offset by the lower volume of loans and earning assets in general resulted in the average yield on earning assets to increase six basis points to 3.60% from 3.54% for the six months ended June 30, 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $50.9 million, a decrease in average volume of $22.9 million in money market deposits, partially offset by an increase in average savings deposits of $20.1 million and an increase in average volume of NOW deposits of $13.9 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline four basis points to 0.48% for the six months ended June 30, 2016 from 0.52% for the six months ended June 30, 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin increased 11 basis points to 3.06% for the six months ended June 30, 2016 from 2.95% for the six months ended June 30, 2015.

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

	Three Months Ended June 30,
	2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(733)	$(150)	$(883)
Taxable investment securities	438	614	1,052
Investment securities exempt from federal income taxes	129	(43)	86
Securities purchased under resell agreements	(29)	-	(29)
Other interest bearing deposits	(71)	60	(11)
Non-marketable equity securities	(3)	6	3
Total (decrease) increase in interest income	$(269)	$487	$218
Interest-bearing Liabilities:
Now deposits	$-	$(3)	$(3)
Money market deposits	(5)	(40)	(45)
Savings deposits	2	45	47
Time deposits over $100,000	(60)	(47)	(107)
Time deposits under $100,000	(30)	(24)	(54)
Long-term borrowings	-	1	1
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	47	47
Total increase (decrease) in interest expense	$(93)	$(21)	$(114)
Increase (decrease) in net interest income	$(176)	$508	$332

	Six Months Ended June 30,
	2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(1,662)	$(199)	$(1,861)
Taxable investment securities	973	871	1,844
Investment securities exempt from federal income taxes	105	(47)	58
Securities purchased under resell agreements	(44)	22	(22)
Other interest bearing deposits	(117)	133	16
Non-marketable equity securities	(13)	16	3
Total (decrease) increase in interest income	$(758)	$796	$38
Interest-bearing Liabilities:
Now deposits	$5	$(11)	$(6)
Money market deposits	(8)	(2)	(10)
Savings deposits	8	1	9
Time deposits over $100,000	(130)	(83)	(213)
Time deposits under $100,000	(65)	(43)	(108)
Short-term borrowings	(139)	-	(139)
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	122	122
Total increase (decrease) in interest expense	$(329)	$(16)	$(345)
Increase (decrease) in net interest income	$(429)	$812	$383

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$540	$583	$(43)	$1,090	$1,171	$(81)
Trust and investment services fees	614	686	(72)	1,246	1,348	(102)
Service charges on deposits	272	339	(66)	566	683	(116)
Net gain on sale of OREO	585	166	419	843	429	414
Net gain on sale of loans	650	736	(87)	1,223	1,537	(315)
Net gain (loss) on sale of securities	54	-	54	54	1	53
Other fees	893	1,093	(200)	1,748	1,998	(250)
Other noninterest income	149	(66)	215	201	241	(40)
Total noninterest income	$3,757	$3,537	$221	$6,971	$7,408	$(436)

Noninterest income increased $221 thousand to $3.8 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015, primarily attributable to the increase in gains on sale of OREO loans of $419 thousand and an increase in other noninterest income of $215 thousand.  Those increases were partially offset by a decrease in bankcard fees of $124 thousand, a decrease in gains on sale of loans of $87 thousand, a decrease in trust and investment service fees of $72 thousand, a decrease in service charges on deposit accounts of $66 thousand, a decrease in mortgage loan servicing fees of $43 thousand, a decrease in mortgage loan late charges of $42 thousand, and a decrease in collection fees of $21 thousand.

Noninterest income decreased $436 thousand to $7.0 million for the six months ended June 30, 2016 from $7.4 million for the six months ended June 30, 2015, primarily attributable to decrease in gains on sale of loans of $315 thousand, a decrease in other income of $227 thousand, a decrease in bankcard fees of $131 thousand, a decrease in service charges on deposits of $116 thousand, a decrease in trust and investment fees of $102 thousand, a decrease of mortgage servicing income of $81 thousand, a decrease in mortgage loan late charges of $60 thousand, a decrease in collection fees of $31 thousand, and a decrease in ATM fees of $35 thousand.  Those decreases were partially offset by an increase in net gains on sale of OREO of $414 thousand, a decrease in the venture capital losses of $252 thousand and an increase in foreign currency gain of $40 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$6,558	$6,238	$320	$12,924	$12,428	$496
Occupancy	904	930	(26)	1,743	1,900	(157)
Data processing	700	724	(24)	1,360	1,411	(51)
Legal, professional, and accounting fees	2,051	2,095	(44)	3,410	4,044	(634)
Amortization and valuation of MSRs	754	(407)	1,161	1,925	359	1,566
Other noninterest expenses:
Marketing	434	438	(4)	692	779	(87)
Supplies	101	97	4	210	239	(29)
Postage	179	192	(13)	345	350	(5)
Bankcard and ATM network fees	602	386	216	1,192	836	356
FDIC insurance premiums	744	761	(17)	1,479	1,545	(66)
Collection expenses	296	217	79	428	470	(42)
Other	764	537	227	1,622	1,288	334
Total other noninterest expenses	3,120	2,628	492	5,968	5,507	461
Total noninterest expenses	$14,087	$12,208	$1,879	$27,330	$25,649	$1,681

Noninterest expenses increased $1.8 million to $14.1 million for the three months ended June 30, 2016 from $12.2 million for the three months ended June 30, 2015. This increase was primarily attributable to increase in amortization of MSRs of $1.2 million, an increase in salaries and benefits of $320 thousand, an increase in bankcard and ATM expense of $216 thousand, an increase in gross receipts tax of $76 thousand, and an increase of $70 thousand in dues and subscriptions.

Noninterest expenses increased $1.7 million to $27.3 million for the six months ended June 30, 2016 from $25.6 million for the six months ended June 30, 2015. This increase was primarily attributable to an increase in amortization of MSRs of $1.6 million, an increase in salaries and benefits of $496 thousand, an increase in bankcard and ATM expenses of $356 thousand, and an increase in dues and subscriptions of $155 thousand.  These were partially offset by decreases in legal, professional, and audit fees of $634 thousand and decreases in occupancy expenses of $157 thousand.

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

Income Taxes. There was no provision (benefit) for income taxes at June 30, 2016 or 2015.

Financial Condition

Balance Sheet-General. Total assets as of June 30, 2016 were $1.42 billion, increasing $21.4 million from $1.40 billion as of December 31, 2015.  During 2016, investment securities available for sale increased $147.4 million, premises and equipment increased $4.0 million due to the purchase of the Albuquerque building, and other assets increased $10.4 million due to the purchase of bank owned life insurance (BOLI) but were partially offset by a decrease in net loans of $32.0 million and a decrease in cash and cash equivalents of $106.4 million.  During the same period total liabilities increased to $1.34 billion, an increase of $15.3 million.  Stockholders' equity (excluding stock owned by the ESOP) increased $6.1 million to $82.4 million as of June 30, 2016 compared to $76.3 million as of December 31, 2015 primarily due to an increase in accumulated other comprehensive income of $6.9 million.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Sources of Funds" included in Part II, Item 7 and "Asset Liability Management" included under Part II,  Item 7A of the 2015 Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At June 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$61,863	$63,511	$69,798	$69,584
State and political subdivision	32,357	33,324	3,429	3,576
Residential mortgage-backed security	201,281	200,917	123,055	121,597
Residential collateralized mortgage obligation	35,689	36,075	40,305	39,921
Commercial mortgage backed security	87,343	89,483	41,341	41,119
SBA pools	729	723	757	750
Asset-backed security	40,116	39,437	40,136	39,493
Totals	$459,378	$463,470	$318,821	$316,040

Securities Held to Maturity:
SBA pools	$8,906	$8,596	$8,986	$8,988
Totals	$8,906	$8,596	$8,986	$8,988

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from three months to seven years.  States and political subdivision investment securities consist of a local issue rated "Aa1" by Moody's Investment Services with maturities of two months to sixteen years.

The Company had a total of $35.7 million in residential collateralized mortgage obligations as of June 30, 2016.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of June 30, 2016, the ratings of these securities ranged from A+ to BBB+, all of which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of June 30, 2016, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of June 30, 2016, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of June 30, 2016	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$7,522	0.55%	$20,201	1.30%	$35,788	2.20%	$-	0.00%
States and political subdivision (1)	200	0.55%	1,098	1.47%	2,016	2.31%	30,010	2.27%
Mortgage backed	-	0.00%	672	1.25%	68,955	2.33%	256,848	2.01%
SBA pools	-	0.00%	-	0.00%	-	0.00%	723	1.29%
Asset-backed security	-	0.00%	-	0.00%	-	0.00%	39,437	2.35%
Totals	$7,722	0.53%	$21,971	0.80%	$106,759	2.13%	$327,018	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$8,906	3.33%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$8,906	3.33%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As a result of the economic downturn, loan demand has slowed, and with management's focus on completing the restatement, levels of total loans decreased steadily from 2012 to 2016.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank's strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$87,482	10.81%	$92,995	11.05%
Commercial real estate	380,958	47.07%	371,599	44.17%
Residential real estate	235,404	29.08%	258,606	30.74%
Construction real estate	81,739	10.10%	89,341	10.62%
Installment and other	23,799	2.94%	28,730	3.42%
Total loans	809,382	100.00%	841,271	100.00%
Unearned income	(1,420)		(1,483)
Gross loans	807,962		839,788
Allowance for loan losses	(17,592)		(17,392)
Net loans	$790,370		$822,396

Net loans decreased $32.0 million from $822.4 million as of December 31, 2015 to $790.4 million as of June 30, 2016.  The largest decreases were in gross residential real estate loans of $23.2 million, gross construction loans of $7.6 million, gross commercial loans of $5.5 million, and installment and other loans of $4.9 million.  These were partially offset by increases in commercial real estate of $9.4 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of June 30, 2016:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$17,021	$50,434	$8,532	$1,389	$10,106	$-	$35,659	$51,823
Commercial real estate	12,081	143,138	65,884	51,703	82,733	25,419	160,698	220,260
Residential real estate	6,399	118,398	5,882	12,041	90,444	2,240	102,725	132,679
Construction real estate	26,889	27,416	5,292	10,466	5,022	6,654	37,203	44,536
Installment and other	10,096	3,426	5,337	40	4,900	-	20,333	3,466
Total loans	$72,486	$342,812	$90,927	$75,639	$193,205	$34,313	$356,618	$452,764

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010 at approximately $100.0 million.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accruing loans	$24,427	$30,325
Loans 90 days or more past due, still accruing interest	-	-
Total non-performing loans	24,427	30,325
OREO	8,653	8,346
Total non-performing assets	$33,080	$38,671
TDRs, still accruing interest	$48,804	$53,592
Total non-performing loans to total loans	3.02%	3.60%
Allowance for loan losses to non- performing loans	68.48%	57.35%
Total non-performing assets to total assets	2.33%	2.76%

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	2	4,143	-	-
Under $1.5 million	13	1,767	13	4,802	41	5,962
Total	13	$1,767	15	$8,945	41	$5,962

Percentage of individual loan category		2.02%		2.35%		2.53%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	17	2,268	16	5,019	51	7,821
Total	17	$2,268	19	$10,738	51	$7,821

Percentage of individual loan category		2.44%		2.89%		3.02%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,852	-	-	4	8,995
Under $1.5 million	12	2,828	2	73	81	15,432
Total	14	$7,680	2	$73	85	$24,427

Percentage of individual loan category		9.40%		0.31%		3.02%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	19	4,500	4	146	107	19,754
Total	21	$9,351	4	$146	112	$30,324

Percentage of individual loan category		10.47%		0.51%		3.60%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers have access to all elements of a relationship.  In 2015 a significant portion of the loan portfolio was also examined by independent third party consultants.

As of June 30, 2016, total non-performing assets decreased $5.6 million to $33.1 million from $38.7 million as of December 31, 2015 primarily due to a decrease in non-accruing loans of $5.9 million.  Residential real estate non-accruing loans decreased $1.9 million, commercial real estate non-accruing loans decreased $1.8 million, construction loans decreased $1.7 million, and commercial loans decreased $502 thousand.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$17,305	$22,339	$17,392	$24,783
Provision for loan losses	-	-	-	-
Charge-offs:
Commercial	93	261	275	790
Commercial real estate	(4)	88	-	264
Residential real estate	79	227	402	1,215
Construction real estate	4	69	22	1,031
Installment and other	64	141	235	251
Total charge-offs	236	786	934	3,551
Recoveries :
Commercial	138	952	490	1,162
Commercial real estate	115	324	129	339
Residential real estate	223	121	259	164
Construction real estate	20	294	117	317
Installment and other	27	36	139	66
Total recoveries	523	1,727	1,134	2,048
Net charge-offs	(287)	(941)	(200)	1,503
Balance at end of year	$17,592	$23,280	$17,592	$23,280

Net recoveries for the three months ended June 30, 2016 totaled $287 thousand, a decrease of $654 thousand from three months ended June 30, 2015 primarily due to increases in net charge-offs for commercial loans of $647 thousand, increases in net charge-offs in construction real estate loans of $209 thousand, and increases in net charge-offs in commercial real estate loans of $116 thousand.  These were partially offset be an increase in net recoveries in residential real estate loans of $250 thousand and $68 thousand in installment and other loans.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each classification to total loans for the periods indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,162	12.29%	$2,442	14.04%
Commercial and residential real estate	8,131	46.22%	6,751	38.82%
Residential real estate	5,484	31.17%	6,082	34.97%
Construction real estate	1,039	5.91%	1,143	6.57%
Installment and other	757	4.30%	940	5.40%
Unallocated	19	0.11%	34	0.20%
Total	$17,592	100.00%	$17,392	100.00%

The allowance for loan losses increased $200 thousand from $17.4 million as of December 31, 2015 to $17.6 million as of June 30, 2016. This increase was largely due to decreased net recoveries.  No provision for loan loss was required for the six months ended June 30, 2016.  A $500 thousand provision for loan loss was required as of December 31, 2015.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.  As discussed in Part I, Item 1 "Explanatory Note" and Part II, Item 9A "Controls and Procedures" in the 2015 Form 10-K, while the Bank undertook efforts to assist borrowers experiencing financial difficulties, at times, these actions preempted compliance with lending policies and internal controls.  Concessions were granted but troubled debt restructure ("TDR") status was not always recognized when appropriate. This resulted in certain loans not timely moving to non-accrual status or not being subject to an impairment analysis.  This resulted in a misstatement of the Company's allowance for loan losses.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of June 30, 2016 and December 31, 2015 were $70.4 million and $80.3 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $4.6 million and $4.2 million allocated in the allowance for loan losses as of June 30, 2016 and December 31, 2015, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of June 30, 2016 and December 31, 2015 were $56.5 million and $64.5 million, respectively.  Of these, $48.8 million and $53.9 million were still performing in accordance with modified terms as of June 30, 2016 and December 31, 2015, respectively.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and Special Mention loans as of the periods indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Performing loans classified as:
Substandard	$44,744	$59,860
Total performing adversely classified loans	$44,744	$59,860
Special mention loans	$19,975	$30,932

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of June 30, 2016 were $44.7 million, a decrease of $15.1 million from $59.9 million as of December 31, 2015.  The declines were primarily in the commercial real estate, commercial loans, and construction real estate loan categories.  In addition, Special Mention loans decreased $11.0 million.  These declines were primarily in commercial loans, construction real estate loans, and commercial real estate loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

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

The following table sets forth the maturities of time deposits of  more than $250 thousand for the period indicated:

June 30, 2016 (In thousands)
Maturing within three months	$5,192
After three but within six months	6,396
After six but within twelve months	9,509
After twelve but within three years	2,978
After three years	6,410
Total time deposits $250,000 and over	$30,485

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB long-term borrowings at June 30, 2016 and 2015.

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

We adhere to a liquidity policy, approved by the Board of Directors, which requires that we maintain the following liquidity ratios:

●	Fed Funds Purchased are limited to 60% of the total Available Lines, leaving 40% available for emergency needs and potential funding needs.
●	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
●	Wholesale Repurchase Agreements are limited, in aggregate, to no more than 10% of Total Funding (total assets).
●	Total Borrowings are limited to no more than 25% of Total Funding (which is defined as equal to Total Assets).
●	Wholesale Funds, as that term is defined above, is limited to no more than 25% of the Bank's Total Funding (total assets)
●	Brokered funds are not to exceed 20% of total funding without the prior approval of the Board of Directors.
●	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding (total assets).
●	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs must be greater than 1.15
●	Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) at least 100%

As of June 30, 2016 and December 31, 2015, we were in compliance with the foregoing policy.

As of June 30, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $105.7 million and standby letters of credit of $4.9 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $211.7 million as of June 30, 2016. As of June 30, 2016, total certificates of deposits declined $21.4 million or 7.5% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of June 30, 2016, we had the ability to borrow from the FHLB up to $118.1 million in additional funds.  We also may borrow through the FRB's discount window up to a total of $5.7 million on a short-term basis.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 2015.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of June 30, 2016, the Bank was in compliance with these requirements.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of June 30, 2016.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Commitments. There have been no material changes to the commitments as of June 30, 2016.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 6%, common equity Tier 1 capital to risk-weighted assets of 4.5%, and Tier 1 capital to total assets of 4%.  A "well–capitalized" institution must maintain minimum ratios of total capital to risk-weighted assets of at least 10%, Tier 1 capital to risk-weighted assets of at least 8%, common equity Tier 1 capital to risk-weighted assets of at least 6.5%, and Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

The Basel III rules also established a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements.  The capital conservation buffer requirement phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase by that amount ear year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.

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

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of June 30, 2016, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of June 30, 2016 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
June 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,822	14.2159%	$71,932	8.00%	N/A	N/A	N/A	N/A
Bank only	144,416	16.1336%	71,610	8.00%	$89,513	10.00%	$98,464	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,756	11.2057%	53,949	6.00%	N/A	N/A	N/A	N/A
Bank only	133,141	14.8740%	53,708	6.00%	71,610	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,669	4.8567%	40,462	4.50%	N/A	N/A	N/A	N/A
Bank only	133,141	14.8740%	40,281	4.50%	58,183	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,756	7.1273%	56,546	4.00%	N/A	N/A	N/A	N/A
Bank only	133,141	9.4775%	56,193	4.00%	70,241	5.00%	112,385	8.00%

N/A—not applicable

At June 30, 2016 the Bank's capital conservation buffer was 8.1336 % and the consolidated Company's capital conservation buffer was 0.3567%.

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

Based on simulation modeling as of June 30, 2016 and December 31, 2015, our net interest income would likely change over a two year time period due to changes in interest rates as follows:

Change in Net Interest Income Over Two Year Horizon

	June 30, 2016		December 31, 2015
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
+2.00%	$724	0.82%	$3,421	3.86%
+1.00%	947	1.07%	2,589	2.92%
(1.00)%	(2,586)	(2.93)%	(3,522)	(3.98)%
(2.00)%	NA	NA	NA	NA

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted based on the Company's status as a smaller reporting company.

Item 4. Controls and Procedures

As discussed in the 2015 Form 10-K, filed on October 31, 2016, subsequent to the issuance of the Company's consolidated financial statements as of and for the quarterly period ended June 30, 2012, the Company's management determined that the Bank had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company's Current Report on Form 8-K filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission ("SEC").  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.

Management anticipates that its remedial actions, and further actions that are being developed, will strengthen the Company's internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Management made technological improvements with the implementation of the new core systems in July 2016.  These new core systems are structured to allow management to redesign processes and enhance controls.  Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and improve the overall design and capability of our control environment.

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

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016, as a result of the material weakness in internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Management's assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the 1992 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Material weaknesses in the Company's internal control over financial reporting was disclosed in Part II, Item 9A, Controls and Procedures, of the 2015 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2015 Form 10-K as being present at December 31, 2015, were still present, which individually or in combination were considered material weaknesses as of June 30, 2016. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of June 30, 2016. Many of these weaknesses continue to be present as of the filing of this Form 10-Q.

(1)	Internal Control Environment. Weaknesses in the control environment resulted in an environment in which management was able to override controls in the past, including:
●	Sufficient importance and attention was not given to developing, re-assessing and updating policies and procedures for financially significant areas.
●	Training historically focused on the performance of procedures without sufficient attention to the reason or importance of the procedures and controls.

(2)	Information Systems and Reports. Weaknesses in the control environment over implementation, change management and monitoring of in-house systems were present, including:
●
For the third party application used to calculate trust fee income, management relied on the application without performing a review of the SOC/SSAE 16 report as well as the associated Complementary User Entity Controls.

●
A review of user access to financially significant applications had been initiated but not completed in its entirety in calendar year 2015.  In addition, security events were not being tracked through available application logs for several of these applications.

●	The core system for loans and deposits did not provide the tools or reports necessary for management to implement an effective set of controls over account-level file maintenance changes.

(3)	Internal Audit and Risk Management. The Company's Internal Audit function did not provide adequate oversight and the Company's Risk Management function lacked formality and structure as follows:
●
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

●	Testing of Internal Controls over Financial Reporting was not completed in a timely manner.
●	The Company did not have a formal risk management function for the majority of 2015.

(4)	Financial Reporting. The Company lacked sufficient staffing over the financial reporting function, resulting in reporting issues, errors and untimely financial reporting, as follows:
●
For the majority of the year the Company lacked sufficient qualified individuals within the financial reporting function. Prior to the arrival of these individuals, undue reliance was placed on results from regulatory and external examinations to identify financial reporting issues and errors.

●
Management reviews of control procedures designed to validate and detect errors at period end were informal in various cases and in most cases lacked the precision necessary to identify material errors.

●	Segregation of duties were not in place in several financially significant areas.
●	Period-end financial reporting procedures were informal and inconsistent for the majority of the year. Similarly, for the majority of the year management did not utilize checklists to:
i.	Track completion of month-end key reconciliations
ii.	Complete and review calculations affecting significant accounting estimates
iii.	Track compliance with GAAP and SEC reporting requirements.
iv.	Document the review of regulatory reporting requirements including call reports.
●	Subsequent event identification procedures were incomplete, resulting in untimely identifications and adjustments.
●	Controls over certain reconciliations were either not in place or not properly designed, resulting in one case where unidentified reconciling items and classification errors were not detected..
●	A control is not in place to validate the completeness of related party loan and deposit disclosures within both regulatory and financial reporting.

(5)	Allowance for Loan Losses. Processes and controls designed to monitor loan quality and determine the allowance for loan loss reserve were inadequate as follows:
●
Reserve calculations and reports utilized to estimate required reserves were subject to informal control procedures, leading to weaknesses in the quality of documentation utilized by management to support loan impairments, specific reserve requirements, and qualitative adjustments.

●	Reports utilized by the Loan Risk Rating Committee were not subject to formal reviews to ensure that decisions are being made based on accurate and complete information.
●	Review of the allowance for loan loss calculation was informal and insufficiently precise, and the quality of documentation surrounding management's analysis was low.

These material weaknesses impacted the Company's ability to complete its financial statements in a timely manner.

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2015 Form 10-K.  There are no material developments in the legal actions described in the 2015 Form 10-K.  The Company may become a party to legal proceedings.  Except as described above, we are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management's opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the second quarter of 2016, we made no repurchases or unregistered sales of any class of our equity securities.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: February 13, 2017
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Daniel W. Thompson
Daniel W. Thompson
Chief Financial Officer