Form 10-Q
period 2016-09-30
TRINITY CAPITAL CORP
filed 2017-03-22
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of December 31, 2016, there were 9,199,306 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)
	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$14,142	$13,506
Interest-bearing deposits with banks	137,778	151,049
Securities purchased under resell agreements	-	24,320
Cash and cash equivalents	151,920	188,875
Investment securities available for sale, at fair value	399,421	316,040
Investment securities held to maturity, at amortized cost (fair value of $8,625 and $8,988 as of September 30, 2016 and December 31, 2015, respectively)	8,866	8,986
Non-marketable equity securities	3,809	3,854
Loans held for sale	307	3,041
Loans (net of allowance for loan losses of $17,801 and $17,392 as of September 30, 2016 and December 31, 2015, respectively)	781,395	822,396
Mortgage servicing rights ("MSRs"), net	5,615	6,882
Bank owned life insurance ("BOLI")	10,098	-
Premises and equipment, net	26,201	23,373
Other real estate owned ("OREO"), net	7,054	8,346
Other assets	17,524	17,192
Total assets	$1,412,210	$1,398,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$22,509	$75,867
Interest-bearing	1,230,681	1,178,091
Total deposits	1,253,190	1,253,958
Borrowings	2,300	2,300
Junior subordinated debt	37,116	37,116
Other liabilities	35,872	26,621
Total liabilities	1,328,478	1,319,995

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 672,654 shares and 672,623 shares as of September 30, 2016 and December 31, 2015, respectively, at fair value	$2,689	$2,690

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	$35,016	$34,858
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,858	1,882
Common stock, no par; 20,000,000 shares authorized; 6,856,800 shares issued; 6,526,302 shares and 6,491,802 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	6,836	6,836
Additional paid-in capital	394	1,153
Retained earnings	42,930	44,232
Accumulated other comprehensive income (loss)	2,992	(2,781)
Total stockholders' equity before treasury stock	90,026	86,180
Treasury stock, at cost; 330,498 shares and 364,998 shares as of September 30, 2016 and December 31, 2015, respectively	(8,983)	(9,880)
Total stockholders' equity	81,043	76,300
Total liabilities and stockholders' equity	$1,412,210	$1,398,985

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$9,413	$10,354	$29,532	$32,334
Interest and dividends on investment securities:
Taxable	2,163	1,053	5,769	2,815
Nontaxable	175	44	323	134
Other interest income	98	363	524	792
Total interest income	11,849	11,814	36,148	36,075

Interest expense:
Deposits	556	716	1,770	2,258
Borrowings	37	36	110	248
Junior subordinated debt	742	665	2,179	1,980
Total interest expense	1,335	1,417	4,059	4,486
Net interest income	10,514	10,397	32,089	31,589
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,514	10,397	32,089	31,589

Noninterest income:
Mortgage loan servicing fees	456	569	1,546	1,740
Trust and investment services fees	654	632	1,900	1,980
Service charges on deposits	153	306	719	989
Net gain on sale of OREO	316	78	1,159	507
Net gain on sale of loans	630	552	1,853	2,089
Net gain on sale of securities	130	-	184	1
Other fees	733	523	1,289	1,685
Other noninterest income	(4)	(72)	197	81
Total noninterest income	3,068	2,588	8,847	9,072

Noninterest expenses:
Salaries and employee benefits	6,536	6,410	19,460	18,838
Occupancy	669	717	2,412	2,617
Data processing	872	758	2,232	2,169
Legal, professional and accounting fees	1,539	1,470	4,949	5,514
Amortization and valuation on MSR	(95)	1,257	1,830	1,616
Other noninterest expense	3,270	2,499	8,046	7,082
Total noninterest expenses	12,791	13,111	38,929	37,836
Income (loss) before provision for income taxes	791	(126)	2,007	2,825
Provision for income taxes	-	-	-	-
Net income (loss)	791	(126)	2,007	2,825
Dividends and discount accretion on preferred shares	1,083	990	3,176	2,905
Net loss available to common stockholders	$(292)	$(1,116)	$(1,169)	$(80)
Basic loss per common share	$(0.04)	$(0.17)	$(0.18)	$(0.01)
Diluted loss per common share	$(0.04)	$(0.17)	$(0.18)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$791	$(126)	$2,007	$2,825
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(969)	974	5,957	(181)
Securities gains reclassified into earnings	(130)	-	(184)	(1)
Related income tax benefit (expense)	-	-	-	-
Other comprehensive (loss) income	(1,099)	974	5,773	(182)
Total comprehensive (loss) income	$(308)	$848	$7,780	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003
Net income					2,825		2,825
Other comprehensive income (loss)						(182)	(182)
Dividends declared on preferred shares					(2,905)		(2,905)
Amortization of preferred stock issuance costs			133		(133)		-
Treasury shares issued for board compensation		1,008		(843)			165
Net change in the fair value of stock owned by ESOP participants					(674)		(674)
Balance, September 30, 2015	$6,836	$(9,880)	$36,696	$1,120	$46,197	$(737)	$80,232

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					2,007		2,007
Other comprehensive income						5,773	5,773
Dividends declared on preferred shares					(3,176)		(3,176)
Amortization of preferred stock issuance costs			134		(134)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, September 30, 2016	$6,836	$(8,983)	$36,874	$394	$42,930	$2,992	$81,043

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,007	2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147	1,273
Provision for loan losses	-	-
Gain on sale of investment securities	(184)	(1)
Gain on sale of loans	(1,853)	(2,089)
Gain on sale of OREO	(1,059)	(714)
Loss on disposal of premises and equipment	1	2
Federal Home Loan Bank stock dividends received	1	2
Net amortization of MSRs	1,038	1,147
Change in mortgage servicing rights valuation allowance	783	468
Changes in operating assets and liabilities:
Other Assets	3,891	10,179
Other Liabilities	6,075	1,845
Net cash provided by operating activities before origination and gross sales of loans held for sale	11,847	14,937
Gross sales of loans held for sale	(51,737)	(74,302)
Origination of loans held for sale	55,770	61,791
Net cash provided by operating activities	$15,880	2,426

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$46,694	$51,143
Proceeds from sale of investment securities, available for sale	98,259	-
Purchase of investment securities, available for sale	(225,741)	(102,890)
Proceeds from maturities and paydowns of investment securities, held to maturity	104	141
Proceeds from maturities and paydowns of investment securities, other	-	1,055
Purchase bank owned life insurance	(10,098)	-
Proceeds from sale of other real estate owned	3,724	7,511
Loans paid down (funded), net	39,598	87,515
Purchases of premises and equipment	(4,745)	(193)
Proceeds from sale of premises and equipment	-	21
Net cash provided by (used in) investing activities	(52,205)	44,303
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	42,013	50,393
Net decrease in time deposits	(42,781)	(46,305)
Repayment of borrowings	-	(20,000)
Issuance of common stock for board compensation	138	168
Net cash provided by financing activities	(630)	(15,744)
Net increase (decrease) in cash and cash equivalents	(36,955)	30,985
Cash and cash equivalents:
Beginning of period	188,875	247,398
End of period	$151,920	$278,383
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,987	$869
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,944	3,958
Sales of other real estate owned financed by loans	1,548	665
Transfer from loans to loans held for sale	-	11,860
Dividends declared on preferred stock, not yet paid	3,176	2,905
Change in unrealized gain on investment securities	5,957	(181)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity" or the "Company") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Net income (loss)	$791	$(126)	$2,007	$2,825
Dividends and discount accretion on preferred shares	1,083	990	3,176	2,905
Net loss available to common stockholders	$(292)	$(1,116)	$(1,169)	$(80)
Weighted average common shares issued	6,856,800	6,856,800	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(330,498)	(367,253)	(331,002)	(375,914)
Weighted average common shares outstanding, net	6,526,302	6,489,547	6,525,798	6,480,886
Basic loss per common share	$(0.04)	$(0.17)	$(0.18)	$(0.01)
Dilutive effect of stock-based compensation	-	-	-	-
Weighted average common shares outstanding including dilutive shares	6,526,302	6,489,547	6,525,798	6,480,886
Diluted loss per common share	$(0.04)	$(0.17)	$(0.18)	$(0.01)

Certain restricted stock units were not included in the above calculation, as they would have had an anti-dilutive effect as the exercise price was greater than current market prices.  The total number of shares excluded was approximately 62,000 shares and 12,000 shares for three months ended September 30, 2016 and 2015, respectively.

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

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of September 30, 2016 there was no reserve requirement on deposit at FRB and at December 31, 2015 the reserve requirement on deposit at the FRB $4.3 million.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
U.S. Government sponsored agency	$49,425	$1,388	$-	$50,813
State and political subdivision	32,027	372	(3)	32,396
Residential mortgage backed security	213,102	703	(1,411)	212,394
Residential collateralized mortgage obligation	15,540	88	(12)	15,616
Commercial mortgage backed security	85,621	1,875	-	87,496
SBA pools	714	-	(8)	706
Totals	$396,429	$4,426	$(1,434)	$399,421

December 31, 2015
U.S. Government sponsored agency	$69,798	$98	$(312)	$69,584
State and political subdivision	3,429	147	-	3,576
Residential mortgage backed security	123,055	43	(1,501)	121,597
Residential collateralized mortgage obligation	40,305	139	(523)	39,921
Commercial mortgage backed security	41,341	15	(237)	41,119
SBA pools	757	-	(7)	750
Asset-backed security	40,136	-	(643)	39,493
Totals	$318,821	$442	$(3,223)	$316,040

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
SBA pools	$8,866	$-	$(241)	$8,625
Totals	$8,866	$-	$(241)	$8,625

December 31, 2015
SBA pools	$8,986	$2	$-	$8,988
Totals	$8,986	$2	$-	$8,988

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Gross realized gains	$620	$-	$674	$1
Gross realized losses	(490)	-	(490)	-
Net gains (losses)	$130	$-	$184	$1

There was no tax benefit (provision) related to these net realized gains and losses for the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015.

As of September 30, 2016, the Company's security portfolio consisted of 133 securities, 41 of which were in an unrealized loss position. As of September 30, 2016, $155.9 million in investment securities had unrealized losses with aggregate depreciation of 0.91% of the Company's amortized cost basis.  Of these securities, $54.0 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.77%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

A summary of unrealized loss information for investment securities, categorized by security type, as of September 30, 2016 and December 31, 2015 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
September 30, 2016
State and political subdivision	$935	$(3)	$-	$-	$935	$(3)
Residential mortgage backed security	96,469	(446)	53,148	(965)	149,617	(1,411)
Residential collateralized mortgage obligation	4,497	(10)	145	(2)	4,642	(12)
SBA pools	-	-	705	(8)	705	(8)
Totals	$101,901	$(459)	$53,998	$(975)	$155,899	$(1,434)

December 31, 2015
U.S. Government sponsored agency	$54,804	$(312)	$-	$-	$54,804	$(312)
State and political subdivision	-	-	-	-	-	-
Residential mortgage backed security	54,760	(602)	48,752	(899)	103,512	(1,501)
Residential collateralized mortgage obligation	17,237	(185)	16,252	(338)	33,489	(523)
Commercial mortgage backed security	26,883	(237)	-	-	26,883	(237)
SBA pools	-	-	742	(7)	742	(7)
Asset-backed security	39,493	(643)	-	-	39,493	(643)
Totals	$193,177	$(1,979)	$65,746	$(1,244)	$258,923	$(3,223)

Securities Held to Maturity:
September 30, 2016
SBA Pools	$8,625	$(241)	$-	$-	$8,625	$(241)
Totals	$8,625	$(241)	$-	$-	$8,625	$(241)

December 31, 2015
None	$-	$-	$-	$-	$-	$-
Totals	$-	$-	$-	$-	$-	$-

The amortized cost and fair value of investment securities, as of September 30, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$5,204	$5,207	$-	$-
One to five years	16,176	16,480	-	-
Five to ten years	31,265	32,536	-	-
Over ten years	29,521	29,692	8,866	8,625
Subtotal	82,166	83,915	8,866	8,625
Residential mortgage backed security	213,102	212,394	-	-
Residential collateralized mortgage obligation	15,540	15,616	-	-
Commercial mortgage backed security	85,621	87,496
Total	$396,429	$399,421	$8,866	$8,625

Securities with carrying amounts of $82.9 million and $91.7 million as of September 30, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of September 30, 2016 and December 31, 2015, loans consisted of:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial	$85,247	$92,995
Commercial real estate	383,203	371,599
Residential real estate	228,099	258,606
Construction real estate	79,629	89,341
Installment and other	24,387	28,730
Total loans	800,565	841,271
Unearned income	(1,369)	(1,483)
Gross loans	799,196	839,788
Allowance for loan losses	(17,801)	(17,392)
Net loans	$781,395	$822,396

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of September 30, 2016, 29.6% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have an existing relationship with the Company and have a proven record of success.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of September 30, 2016 and December 31, 2015, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
September 30, 2016	(In thousands)
Commercial	$82,801	$1,253	$77	$1,116	$2,446	$85,247
Commercial real estate	378,823	-	194	4,186	4,380	383,203
Residential real estate	222,469	229	939	4,462	5,630	228,099
Construction real estate	71,813	64	83	7,669	7,816	79,629
Installment and other	24,115	169	69	34	272	24,387
Total loans	$780,021	$1,715	$1,362	$17,467	$20,544	$800,565

Nonaccrual loan classification	$8,845	$705	$305	$17,091	$18,101	$26,946

December 31, 2015
Commercial	$90,839	$167	$131	$1,858	$2,156	$92,995
Commercial real estate	363,495	1,526	704	5,874	8,104	371,599
Residential real estate	252,568	1,215	606	4,217	6,038	258,606
Construction real estate	80,629	291	85	8,336	8,712	89,341
Installment and other	28,534	110	12	74	196	28,730
Total loans	$816,065	$3,309	$1,538	$20,359	$25,206	$841,271

Nonaccrual loan classification	$6,202	$2,702	$1,418	$20,003	$24,123	$30,325

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$1,905	$-	$2,268	$-
Commercial real estate	9,659	-	10,737	-
Residential real estate	5,924	-	7,821	-
Construction real estate	9,445	-	9,353	-
Installment and other	13	21	146	-
Total	$26,946	$21	$30,325	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016	(In thousands)
Commercial	$67,274	$2,104	$15,869	$-	$85,247
Commercial real estate	342,906	10,516	29,781	-	383,203
Residential real estate	217,918	1,278	8,903	-	228,099
Construction real estate	61,715	5,282	12,632	-	79,629
Installment and other	24,285	5	97	-	24,387
Total	$714,098	$19,185	$67,282	$-	$800,565

December 31, 2015
Commercial	$69,221	$3,129	$20,645	$-	$92,995
Commercial real estate	307,700	19,512	44,387	-	371,599
Residential real estate	245,897	1,622	11,087	-	258,606
Construction real estate	71,864	6,667	10,810	-	89,341
Installment and other	28,378	2	350	-	28,730
Total	$723,060	$30,932	$87,279	$-	$841,271

The following table shows all loans, including nonaccrual loans, by risk category and aging as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016	(In thousands)
Current	$712,438	$19,168	$48,415	$-	$780,021
Past due 30-59 days	729	-	986	-	1,715
Past due 60-89 days	846	17	499	-	1,362
Past due 90 days or more	85	-	17,382	-	17,467
Total	$714,098	$19,185	$67,282	$-	$800,565

December 31, 2015
Current	$719,752	$30,674	$65,639	$-	$816,065
Past due 30-59 days	349	258	2,702	-	3,309
Past due 60-89 days	109	-	1,429	-	1,538
Past due 90 days or more	2,850	-	17,509	-	20,359
Total	$723,060	$30,932	$87,279	$-	$841,271

As of September 30, 2016 and December 31, 2015, nonaccrual loans totaling $26.9 million and $27.5 million, respectively, were classified as Substandard.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$11,812	$9,704		$13,611	$10,137
Commercial real estate	11,055	10,576		15,872	14,198
Residential real estate	7,942	6,508		9,473	7,450
Construction real estate	6,775	5,293		9,816	8,137
Installment and other	339	339		433	416
With an allowance recorded:
Commercial	14,221	14,221	$295	14,958	14,956	$399
Commercial real estate	9,016	9,016	1,622	11,050	11,050	1,295
Residential real estate	8,965	8,965	1,978	10,759	10,755	2,132
Construction real estate	5,336	5,313	365	3,688	3,688	252
Installment and other	488	488	57	636	636	138
Total	$75,949	$70,423	$4,317	$90,296	$81,423	$4,216

The following table presents loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2016 and 2015, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$9,648	$103	$11,278	$112	$9,715	$307	$11,254	$332
Commercial real estate	10,279	18	15,553	52	10,668	53	17,819	155
Residential real estate	5,955	10	7,827	9	6,541	31	8,101	26
Construction real estate	6,213	5	9,568	28	6,587	16	9,652	82
Installment and other	341	4	560	4	339	12	589	12
With an allowance recorded:
Commercial	14,338	196	14,777	203	14,451	584	14,927	604
Commercial real estate	9,003	92	11,917	120	9,056	273	12,543	357
Residential real estate	9,652	81	10,579	97	9,860	242	10,653	289
Construction real estate	4,443	45	3,319	44	4,178	134	3,344	131
Installment and other	529	4	558	5	554	13	541	15
Total	$70,401	$558	$85,936	$674	$71,949	$1,665	$89,423	$2,003

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $517.3 thousand and $393.3 million would have been recorded as loan interest income during the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively. Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and nine months ended September 30, 2016 and 2015, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2016:
Beginning balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592
Provision (benefit) for loan losses	(193)	1	10	155	3	24	-

Charge-offs	(206)	(46)	(174)	-	(98)	-	(524)
Recoveries	260	377	56	5	35	-	733
Net charge-offs	54	331	(118)	5	(63)	-	209
Ending balance	$2,081	$8,251	$5,521	$1,199	$698	$51	$17,801

Three Months Ended September 30, 2015:
Beginning balance	$3,219	$8,870	$7,696	$2,588	$876	$31	$23,280
Provision (benefit) for loan losses	(522)	1,853	(1,094)	(517)	54	226	-

Charge-offs	(568)	(3,775)	(627)	(410)	(264)	-	(5,644)
Recoveries	192	124	334	93	163	-	906
Net charge-offs	(376)	(3,651)	(293)	(317)	(101)	-	(4,738)
Ending balance	$2,321	$7,072	$6,309	$1,754	$829	$257	$18,542

Nine Months Ended September 30, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(629)	1,039	(300)	(44)	(83)	17	-

Charge-offs	(481)	(46)	(576)	(22)	(333)	-	(1,458)
Recoveries	749	507	315	122	174	-	1,867
Net charge-offs	268	461	(261)	100	(159)	-	409
Ending balance	$2,081	$8,251	$5,521	$1,199	$698	$51	$17,801

Nine Months Ended September 30, 2015:
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(1,708)	2,309	(287)	(536)	328	(106)	-

Charge-offs	(1,357)	(4,039)	(1,841)	(1,442)	(516)	-	(9,195)
Recoveries	1,355	463	498	409	229	-	2,954
Net charge-offs	(2)	(3,576)	(1,343)	(1,033)	(287)	-	(6,241)
Ending balance	$2,321	$7,072	$6,309	$1,754	$829	$257	$18,542

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
September 30, 2016	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$295	$1,622	$1,978	$365	$57	$-	$4,317
Loans collectively evaluated for impairment	1,786	6,629	3,543	834	641	51	13,484
Ending balance	$2,081	$8,251	$5,521	$1,199	$698	$51	$17,801
Loans:
Individually evaluated for impairment	$23,925	$19,592	$15,473	$10,606	$827	$-	$70,423
Collectively evaluated for impairment	61,322	363,611	212,626	69,023	23,560	-	730,142
Total ending loans balance	$85,247	$383,203	$228,099	$79,629	$24,387	$-	$800,565

December 31, 2015
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$399	$1,295	$2,132	$252	$138	$-	$4,216
Loans collectively evaluated for impairment	2,043	5,456	3,950	891	802	34	13,176
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Loans:
Individually evaluated for impairment	$25,093	$25,248	$18,205	$11,825	$1,052	$-	$81,423
Collectively evaluated for impairment	67,902	346,351	240,401	77,516	27,678	-	759,848
Total ending loans balance	$92,995	$371,599	$258,606	$89,341	$28,730	$-	$841,271

Troubled Debt Restructurings ("TDRs"):

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

There were no loans restructured during the three months ended September 30, 2016 or 2015.  The following tables present the loans restructured during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

	Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	2	$45	$45	$-
Total	2	$45	$45	$-

There were no loans modified as TDRs for which there was a payment default within 12 months following the modification during the three months ended September 30, 2016 and 2015. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

	Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Residential real estate	1	$167	$-
Construction real estate	2	407	-
Total	3	$574	$-

The following table presents total TDRs, both in accrual and nonaccrual status:

	September 30, 2016		December 31, 2015
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	150	$45,971	$165	$53,862
Nonaccrual	26	9,158	32	10,641
Total	176	$55,129	$197	$64,503

As of September 30, 2016, the Bank had a total of $680 thousand in commitments to lend additional funds to debtors who also had TDRs.  As of December 31, 2015, the Bank had a total of $194 thousand in commitments to lend additional funds on six commercial loans classified as TDRs.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs did not require any specific reserves at the three months ended and nine months ended September 30, 2016 and 2015, respectively. TDRs resulted in charge-offs of $172.8 thousand and $2.1 million during the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, TDRs resulted in charge-offs of $356.3 thousand and $3.9 million, respectively. The TDRs that subsequently defaulted required a provision of $10 thousand  and $0 to the allowance for loan losses for the nine months ended September 30, 2016 and 2015, respectively.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $375 thousand and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $536 thousand and $2.3 million as of September 30, 2016 and December 31, 2015, respectively.  An analysis of the activity related to these loans as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Balance, beginning	$1,933	$1,322
Additions	158	438
Changes in composition	(648)	800
Principal payments and other reductions	(1,068)	(627)
Balance, ending	$375	$1,933

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets.  The unpaid balance of these loans as of September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$815,520	$865,568
Other investors	2	16
Totals	$815,522	$865,584

During the nine months ended September 30, 2016 and 2015, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $11 thousand and $33 thousand during the three months ended September 30, 2016 and 2015, respectively, and $42 thousand and $156 thousand for the nine months ended September 30, 2016 and 2015, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $6.8 million and $6.1 million as of September 30, 2016 and December 31, 2015, respectively.  There were no custodial balances on deposit with other financial institutions as of September 30, 2016 and December 31, 2015.

An analysis of changes in the MSR asset for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,415	$9,144	$8,777	$9,470
Servicing rights originated and capitalized	199	168	554	616
Amortization	(321)	(373)	(1,038)	(1,147)
Balance at end of period	$8,293	$8,939	$8,293	$8,939

Below is an analysis of changes in the MSR asset valuation allowance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$(3,104)	$(1,602)	$(1,895)	$(2,017)
Aggregate reduction credited to operations	426	-	877	1,384
Aggregate additions credited to operations	-	(883)	(1,660)	(1,852)
Balance at end of period	$(2,678)	$(2,485)	$(2,678)	$(2,485)

The fair values of the MSRs were $5.6 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Weighted Average Public Securities Association (PSA) speed	278.66%	213.25%
Weighted Average Discount rate	11.50	10.50
Weighted Average Earnings rate	1.18	1.73

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of September 30, 2016 and December 31, 2015, total OREO consisted of:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial real estate	$1,375	$781
Residential real estate	2,027	3,024
Construction real estate	3,652	4,541
Total	$7,054	$8,346

The following table presents a summary of OREO activity for the nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,653	$10,447	$8,346	$13,980
Transfers in at fair value	59	1,900	2,944	3,958
Write-down of value	(23)	(228)	(23)	(306)
Gain on disposal	308	311	1,059	714
Cash received upon disposition	(1,366)	(1,892)	(3,724)	(7,511)
Sales financed by loans	(577)	(368)	(1,548)	(665)
Balance at end of period	$7,054	$10,170	$7,054	$10,170

Note 9. Deposits

As of September 30, 2016 and December 31, 2015, deposits consisted of:

	September 30, 2016	December 31, 2015
	(In thousands )
Demand deposits, noninterest bearing	$22,509	$75,867
NOW and money market accounts	576,984	511,423
Savings deposits	409,856	380,045
Time certificates, $250,000 or more	28,214	39,148
Other time certificates	215,627	247,475
Total	$1,253,190	$1,253,958

Deposits from executive officers, directors and their affiliates as of September 30, 2016 were $1.1 million and $1.1 million as of December 31, 2015.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of September 30, 2016 and December 31, 2015 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of September 30, 2016, there was $813 thousand in pledged loans under the blanket assignment. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances. An additional $77.7 million in advances is available based on the September 30, 2016 value of the remaining unpledged investment securities.

The following table details borrowings as of September 30, 2016 and December 31, 2015.

Maturity Date	Rate	Type	Principal due	September 30, 2016	December 31, 2015
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of September 30, 2016:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.5421% (variable)	6.88%	2.5039% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.5421% (variable)	6.88%	2.5039% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $9.1 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Company continued to defer the interest payments on the junior subordinated debentures, with interest accrued but unpaid totaling $9.9 million.  In the first quarter of 2017, the Company began to pay all current and deferred interest payments in order to bring all junior subordinated debentures current.   All junior subordinated debentures were brought current as of March 15, 2017.

As of September 30, 2016 and December 31, 2015, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

There was no income tax expense or benefit recorded for the three and nine months ended September 30, 2016 and 2015.

A deferred tax asset  ("DTA") or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net DTA will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its DTA of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of September 30, 2016 and December 31, 2015, the DTA balances were $11.4 million and $11.8 million, respectively but management did not believe that it was more likely than not that the full amount of the DTA would be utilized in future periods.  As of September 30, 2016 and December 31, 2015 the DTA balances continued to have a full valuation allowance.

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

As of September 30, 2016 and December 31, 2015, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2016	December 31, 2015
	(In thousands)
Unfunded commitments under lines of credit	$98,312	$108,966
Commercial and standby letters of credit	5,960	7,608
Commitments to make loans	-	5,105

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

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at September 30, 2016 was $80.0 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both September 30, 2016 and December 31, 2015, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $13 thousand and $20 thousand as of September 30, 2016 and December 31, 2015, respectively, and are included in "other liabilities" on the consolidated balance sheets.

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

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the nine months ended September 30, 2016 and 2015, a net amount of $134 thousand and $133 thousand, respectively, was recorded for amortization.

Dividends and discount accretion on the two series of preferred stock reduce the amount of net income available to common stockholders. For each of the three months ended September 30, 2016 and 2015 the total of these amounts was $1.1 million and $990.0 thousand, respectively. For each of the nine months ended September 30, 2016 and 2015 the total of these amounts was $3.2 million and $2.9 million, respectively.

On August 10, 2012, the Treasury sold its ownership of the Series A Preferred Stock and the Series B Preferred Stock to third parties. On May 7, 2013, the Company elected to exercise the option to defer the payment of dividends on the preferred stock, as provided by the agreements under which the stock was issued.  The amounts of dividends accrued and unpaid as of September 30, 2016 and December 31, 2015 were $11.9 million and $8.7 million, respectively, and are included in "other liabilities" on the consolidated balance sheets.  The Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017.  Please see Note 18 - Subsequent Events of this Form 10-Q.

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

The Company's derivative instruments outstanding as of September 30, 2016 included commitments to fund loans held for sale.  The interest rate lock commitment was valued at fair value at inception.  The rate locks will be adjusted for changes in value resulting from changes in market interest rates.

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

As of September 30, 2016, the Company had no contracts with customers and no contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2015, the Company had notional amounts of $5.1 million in contracts with customers and $8.1 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $225 thousand as of December 31, 2015.

The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $98.3 million as of September 30, 2016 and $116.6 million as of December 31, 2015.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Fixed rate (ranging from 2.4% to 13.9%)	$17,880	$11,913
Adjustable rate	80,432	104,661
Total	$98,312	$116,574

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$50,813	$-	$50,813	$-
States and political subdivision	32,396	-	32,396	-
Mortgage backed security	212,394	-	212,394	-
Collateralized mortgage obligation	15,616	-	15,616	-
Commercial mortgage backed security	87,496	-	87,496	-
SBA Pools	706	-	706	-
Total	$399,421	$-	$399,421	$-

December 31, 2015

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$69,584	$-	$69,584	$-
States and political subdivision	3,576	-	3,576	-
Mortgage backed security	121,597	-	121,597	-
Collateralized mortgage obligation	39,921	-	39,921	-
Commercial mortgage backed security	41,119	-	41,119	-
SBA Pools	750	-	750	-
Asset backed securities	39,493	-	39,493	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-
Total	$316,265	$-	$316,265	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

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

As of September 30, 2016, impaired loans with a carrying value of $38.0 million had a valuation allowance of $4.3 million. As of December 31, 2015, impaired loans with a carrying value of $40.7 million had a valuation allowance of $4.2 million recorded during 2015.

OREO did not have any write-downs during the three and nine months ended September 30, 2016.  In the table below, OREO had writedowns during the year ended December 31, 2015 of $361 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2016
Financial Assets
Impaired loans	$33,686	$-	$-	$33,686
MSRs	5,615	-	-	5,615

December 31, 2015
Financial Assets
Impaired loans	$36,870	$-	$-	$36,870
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	2,231	-	-	2,231

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of September 30, 2016 and December 31, 2015:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
September 30, 2016	(In thousands)
Impaired loans
Commercial	$13,926	Sales comparison	Adjustments for differences of comparable sales	(5.70)% to (13.92)%, (5.82)%
Commercial real estate	7,394	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (7.62), (5.60)
Residential real estate	6,987	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (8.70), (5.32)
Construction real estate	4,948	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.78)
Installment and other	431	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (8.00), (6.45)
Total impaired loans	$33,686

December 31, 2015
Impaired loans
Commercial	$14,557	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.70)%
Commercial real estate	9,755	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.65)
Residential real estate	8,624	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.70), (5.29)
Construction real estate	3,436	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.14)
Installment and other	498	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (9.50), (6.52)
Total impaired loans	$36,870
OREO
Commercial real estate	$217	Sales comparison	Adjustments for differences of comparable sales	(14.55) to (14.55), (14.55)
Residential real estate	1,493	Sales comparison	Adjustments for differences of comparable sales	(8.47) to (91.19) (21.76)
Construction real estate	521	Sales comparison	Adjustments for differences of comparable sales	(10.70) to (67.45) (57.32)
Total OREO	$2,231

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016
Financial assets:
Cash and due from banks	$15,549	$15,549	$-	$-	$15,549
Interest-bearing deposits with banks	137,778	137,778	-	-	137,778
Investments:
Available for sale	399,421	-	399,421	-	399,421
Held to maturity	8,866	-	8,625	-	8,625
Non-marketable equity securities	3,809	N/A	N/A	N/A	N/A
Loans held for sale	307	-	-	307	307
Loans, net	781,395	-	-	788,466	788,466
Accrued interest receivable on securities	1,384	-	1,384	-	1,384
Accrued interest receivable on loans	3,943	-	-	3,943	3,943
Accrued interest receivable other	273	-	-	273	273

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$13	$-	$13	$-	$13

Financial liabilities:
Non-interest bearing deposits	$22,509	$22,509	$-	$-	$22,509
Interest bearing deposits	1,230,681	-	1,181,204	-	1,181,204
Borrowings	2,300	-	2,802	-	2,802
Junior subordinated debt	37,116	-	-	20,722	20,722
Accrued interest payable	9,442	-	9,442	-	9,442

December 31, 2015
Financial assets:
Cash and due from banks	$13,506	$13,506	$-	$-	$13,506
Interest-bearing deposits with banks	151,049	151,049	-	-	151,049
Securities purchased under resell agreements	24,320	24,320	-	-	24,320
Investments:
Available for sale	316,040	-	316,040	-	316,040
Held to maturity	8,986	-	8,988	-	8,988
Non-marketable equity securities	3,854	N/A	N/A	N/A	N/A
Loans held for sale	3,041	-	-	3,041	3,041
Loans, net	822,396	-	-	830,555	830,555
Accrued interest receivable on securities	1,028	-	1,028	-	1,028
Accrued interest receivable on loans	3,795	-	-	3,795	3,795
Accrued interest receivable other	208	-	-	208	208
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-	225

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$20	$-	$20	$-	$20

Financial liabilities:
Non-interest bearing deposits	$75,867	$75,867	$-	$-	$75,867
Interest bearing deposits	1,178,091	-	1,181,204	-	1,181,204
Long-term borrowings	2,300	-	2,642	-	2,642
Junior subordinated debt	37,116	-	-	20,461	20,461
Accrued interest payable	7,370	-	7,370	-	7,370

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2016 and December 31, 2015.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,248	14.2543%	$71,416	8.00%	N/A	N/A	N/A	N/A
Bank only	146,117	16.4425%	71,092	8.00%	$88,866	10.00%	$97,752	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,002	11.2022%	53,562	6.00%	N/A	N/A	N/A	N/A
Bank only	134,919	15.1824%	53,319	6.00%	71,092	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,128	4.8312%	40,171	4.50%	N/A	N/A	N/A	N/A
Bank only	134,919	15.1824%	39,990	4.50%	57,763	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,002	7.1248%	56,143	4.00%	N/A	N/A	N/A	N/A
Bank only	134,919	9.6644%	55,842	4.00%	69,802	5.00%	111,683	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

N/A - not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  September 30, 2016 and December 31, 2015 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At September 30, 2016 the Bank's capital conservation buffer was 8.4425% and the consolidated capital conservation buffer was 0.3312%.

Note 18. Subsequent Events

Private Placement to Certain Institutional and Accredited Investors

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share ("Series C Preferred Stock").

In connection with the private placement and in accordance with the terms of a stock purchase agreement, dated September 9, 2016 (the "Stock Purchase Agreement"), the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and Series C Preferred Stock issued in the private placement and the underlying shares of Common Stock or non-voting Common Stock into which the shares of Series C Preferred Stock are convertible, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

Pursuant to the terms of the Stock Purchase Agreement, Castle Creek and Patriot entered into side letter agreements with the Company.  Under the terms of a side letter agreements, each of Castle Creek and Patriot is entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of our outstanding shares of common stock (including shares of common stock issuable upon conversion of the Series C Preferred Stock or non-voting common stock).

Repurchase of Series A Preferred Stock and Series B Preferred Stock

Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A preferred stock and Series B preferred stock effective January 25, 2017.

Payment of Deferred Interest on Trust Preferred Securities

As of December 31, 2016, the Company had outstanding $37.1 million of trust preferred securities with a total of $9.9 million of accrued and unpaid interest.  During the first quarter of 2017, the Company used part of the proceeds from the private placement, plus a portion of a $15 million dividend from the Bank, to pay all of the accrued and unpaid interest on the junior subordinated debentures.

Conversion of Series C Preferred Stock to Non-Voting Common Stock

At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into shares of non-voting common stock.  This conversion was effective February 2, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the unaudited consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015Form 10-K").

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

Overview

Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of Los Alamos National Bank (the "Bank"), a national banking organization created under the laws of the United States of America.  The Bank is regulated by the OCC. Trinity is also the sole shareholder of Title Guaranty & Insurance Company ("Title Guaranty").  The Bank is the sole stockholder of TCC Advisors Corporation ("TCC Advisors"), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.

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

The Company's net loss available to common stockholders decreased $824 thousand from net loss of $1.1 million for the three months ended September 30, 2015 to a net loss of $292 thousand for the three months ended September 30, 2016. This decrease was primarily attributable to an increase in security interest income, a decrease in occupancy expenses, a decrease in legal, professional and accounting fees, and a decrease in amortization and valuation on MSRs, partially offset by decreases in loan interest income and a decrease in other fees.

The Company's net loss available to common stockholders increased $1.1 million from net loss of $80 thousand for the nine months ended September 30, 2015 to net loss of $1.2 million for the nine months ended September 30, 2016. This increase was primarily attributable to decreases in loan interest income, a decrease in other fees, an increase in MSR amortization, and a decrease in gain on sales of loans.  Offsetting these factors was a decrease in interest expenses, an increase in security interest income, a decrease in occupancy expenses, and a decrease in legal, professional and accounting fees.

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

As discussed in the Part I, Item 1, of the 2015 Form 10-K, the Company is party to a Written Agreement with the FRB.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions, to receive dividends from the Bank, and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank is a party to a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to satisfy of the requirements under the Consent Order and the Written Agreement.

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

Net Income (Loss)

Net loss available to common stockholders for the three months ended September 30, 2016 was $292 thousand, or a diluted loss per common share of $0.04, compared to net loss available to common stockholders of $1.1 million for the three months ended September 30, 2015, or diluted loss per common share of $0.17, a decrease of $824 thousand in net losses and a decrease in diluted loss per common share of $0.13.  This decrease in net loss available to common stockholders was primarily due to a decrease in amortization and valuation on MSRs of $1.4 million, an increase in security interest income of $1.2 million, and an increase in gains of sale of OREO of $238 thousand.  These were partially offset by decreases in loan interest income of $941 thousand, increase in derivative fair value expense of $305 thousand, increases in supplies expense of $297 thousand, increases in repairs expense of $158 thousand, increases in salaries and benefits of $126 thousand, increases in OCC assessments of $138 thousand, increases in data processing expenses of $114 thousand, and increases in gross receipts tax and depreciation of $111 thousand each.

Net loss available to common stockholders for the nine months ended September 30, 2016 was $1.2 million, or a diluted loss per common share of $0.18, compared to net loss available to common stockholders of $80 thousand for the nine months ended September 30, 2015, or diluted loss per common share of $0.01, an increase of $1.1 million in net losses and an increase in diluted loss per common share of $0.17.  This increase in net loss available to common stockholders was primarily due to a decrease in loan interest income of $2.8 million, an increase of $622 thousand in salaries and benefits, an increase of $277 thousand in derivative fair value expense, an increase of $271 thousand in preferred dividends, a decrease of $270 thousand in service charges on deposit accounts, an increase of $268 thousand in supplies expense, a $236 thousand decrease in gains on sales of loans, and a $194 thousand decrease in mortgage loan servicing fees.  These were partially offset by an increase of $3.1 million in security interest income, a decrease of $565 thousand in legal, professional, and accounting fees, and a decrease of $205 thousand in occupancy expense.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$802,334	$9,413	4.67%	$847,033	$10,354	4.85%
Taxable investment securities	417,801	2,163	2.06%	283,322	1,053	1.47%
Investment securities exempt from federal income taxes	32,131	175	2.17%	6,442	44	2.71%
Securities purchased under resell agreements	-	-	0.00%	20,597	32	0.62%
Other interest-bearing deposits	61,843	43	0.28%	223,913	276	0.49%
Non-marketable equity securities	4,001	55	5.47%	3,993	55	5.46%
Total interest-earning assets	1,318,110	11,849	3.58%	1,385,300	11,814	3.38%
Non-interest-earning assets	85,930			60,310
Total assets	$1,404,040			$1,445,610
Interest-bearing Liabilities:
Deposits:
NOW deposits	$20,307	$13	0.25%	$151,523	$27	0.07%
Money market deposits	553,889	53	0.04%	297,061	49	0.07%
Savings deposits	411,440	86	0.08%	384,941	82	0.08%
Time deposits over $100,000	136,780	251	0.73%	166,748	352	0.84%
Time deposits under $100,000	112,615	153	0.54%	137,874	206	0.59%
Long-term borrowings	2,300	37	6.40%	2,300	36	6.21%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	742	7.95%	37,116	665	7.11%
Total interest-bearing liabilities	1,276,658	1,335	0.42%	1,179,774	1,417	0.48%
Demand deposits, noninterest-bearing	31,558			157,352
Other noninterest-bearing liabilities	10,807			24,770

Stockholders' equity, including stock owned by ESOP	85,017			83,714
Total liabilities and stockholders equity	$1,404,040			$1,445,610
Net interest income/interest rate spread (2)		$10,514	3.16%		$10,397	2.91%
Net interest margin (3)			2.98%			2.85%

(1)
Average loans include nonaccrual loans of $26.6 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively.  Interest income includes loan origination fees of $175 thousand and $183 thousand for the three months ended September 30, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$816,713	$29,532	4.83%	$876,546	$32,334	4.93%
Taxable investment securities	402,553	5,769	1.91%	264,052	2,815	1.43%
Investment securities exempt from federal income taxes	21,444	323	2.01%	7,110	134	2.52%
Securities purchased under resell agreements	4,159	43	0.00%	19,157	100	0.70%
Other interest-bearing deposits	95,897	318	0.44%	212,776	533	0.33%
Non-marketable equity securities	4,000	163	5.44%	4,380	159	4.85%
Total interest-earning assets	1,344,766	36,148	3.59%	1,384,021	36,075	3.48%
Non-interest-earning assets	69,243			62,904
Total assets	$1,414,009			$1,446,925
Interest-bearing Liabilities:
Deposits:
NOW deposits	$122,331	$133	0.15%	$156,816	$79	0.07%
Money market deposits	357,553	70	0.03%	293,890	154	0.07%
Savings deposits	396,306	254	0.09%	374,064	238	0.09%
Time deposits over $100,000	144,905	813	0.75%	174,864	1,127	0.86%
Time deposits under $100,000	120,829	500	0.55%	143,206	660	0.62%
Short-term borrowings	-	-	0.00%	6,004	139	0.00%
Long-term borrowings	2,300	110	6.39%	2,300	109	6.34%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	2,179	7.84%	37,116	1,980	7.13%
Total interest-bearing liabilities	1,183,551	4,059	0.46%	1,190,471	4,486	0.50%
Demand deposits, noninterest-bearing	117,528			148,466
Other noninterest-bearing liabilities	29,966			24,439

Stockholders' equity, including stock owned by ESOP	82,964			83,549
Total liabilities and stockholders equity	$1,414,009			$1,446,925
Net interest income/interest rate spread (2)		$32,089	3.13%		$31,589	2.98%
Net interest margin (3)			3.03%			2.92%

(1)
Average loans include nonaccrual loans of $24.2 million and $34.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Interest income includes loan origination fees of $915 thousand and $997 thousand for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $117 thousand to $10.5 million for the three months ended September 30, 2016 from $10.4 million for the three months ended September 30, 2015 due to an increase in interest income of $35 thousand and a decrease in interest expense of $82 thousand.  Net interest income increased primarily due to an increase in average taxable investment securities of $134.5 million partially offset by a decrease in average volume of loans of $44.7 million.  The increase volume of securities partially offset by the lower volume of loans and earning assets in general resulted in the average yield on earning assets to increase 20 basis points to 3.58% from 3.38% for the three months ended September 30, 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $55.2 million, a decrease in average volume of $131.2 million in NOW deposits, partially offset by an increase in average money market deposits of $256.8 million and an increase in average savings deposits of $26.5 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline six basis points to 0.42% for the three months ended September 30, 2016 from 0.48% for the three months ended September 30, 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin increased 13 basis points to 2.98% for the three months ended September 30, 2016 from 2.85% for the three months ended September 30, 2015.

Net interest income increased $500 thousand to $32.1 million for the nine months ended September 30, 2016 from $31.6 million for the nine months ended September 30, 2015 due to an increase in interest income of $73 thousand and a decrease in interest expense of $427 thousand.  Net interest income increased primarily due to an increase in average taxable investment securities of $138.5 million partially offset by a decrease in average volume of loans of $59.8 million.  The increase volume of securities partially offset by the lower volume of loans and earning assets in general resulted in the average yield on earning assets to increase 11 basis points to 3.59% for the nine months ended September 30, 2016 from 3.48% for the nine months ended September 30, 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $52.3 million, a decrease in average volume of $34.5 million in NOW deposits, partially offset by an increase in average money market deposits of $63.7 million and an increase in average savings deposits of $22.2 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline four basis points to 0.46% for the nine months ended September 30, 2016 from 0.50% for the nine months ended September 30, 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin increased 11 basis points to 3.03% for the nine months ended September 30, 2016 from 2.92% for the nine months ended September 30, 2015.

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

	Three Months Ended September 30,
	2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(546)	$(395)	$(941)
Taxable investment securities	500	610	1,110
Investment securities exempt from federal income taxes	175	(44)	131
Securities purchased under resell agreements	(32)	-	(32)
Other interest bearing deposits	(194)	(39)	(233)
Non-marketable equity securities	(3)	3	-
Total (decrease) increase in interest income	$(100)	$135	$35
Interest-bearing Liabilities:
Now deposits	$(23)	$82	$59
Money market deposits	42	-	42
Savings deposits	6	(113)	(107)
Time deposits over $100,000	(63)	(38)	(101)
Time deposits under $100,000	(38)	(15)	(53)
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	78	78
Total increase (decrease) in interest expense	$(76)	$(6)	$(82)
Increase (decrease) in net interest income	$(24)	$141	$117

	Nine Months Ended September 30,
	2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(2,207)	$(595)	$(2,802)
Taxable investment securities	1,477	1,477	2,954
Investment securities exempt from federal income taxes	270	(81)	189
Securities purchased under resell agreements	(78)	21	(57)
Other interest bearing deposits	(293)	78	(215)
Non-marketable equity securities	(14)	18	4
Total (decrease) increase in interest income	$(845)	$918	$73
Interest-bearing Liabilities:
Now deposits	$(17)	$71	$54
Money market deposits	33	(117)	(84)
Savings deposits	14	2	16
Time deposits over $100,000	(193)	(121)	(314)
Time deposits under $100,000	(103)	(57)	(160)
Short-term borrowings	(139)	-	(139)
Long-term borrowings	-	1	1
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	199	199
Total increase (decrease) in interest expense	$(405)	$(22)	$(427)
Increase (decrease) in net interest income	$(440)	$940	$500

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$456	$569	$(113)	$1,546	$1,740	$(194)
Trust and investment services fees	654	632	22	1,900	1,980	(80)
Service charges on deposits	153	306	(153)	719	989	(270)
Net gain on sale of OREO	316	78	238	1,159	507	652
Net gain on sale of loans	630	552	78	1,853	2,089	(236)
Net gain on sale of securities	130	-	130	184	1	183
Other fees	733	523	210	1,289	1,685	(396)
Other noninterest income (loss)	(4)	(72)	68	197	81	116
Total noninterest income	$3,068	$2,588	$480	$8,847	$9,072	$(225)

Noninterest income increased $480 thousand to $3.1 million for the three months ended September 30, 2016 from $2.6 million for the three months ended September 30, 2015, primarily attributable to the increase in gains on sale of OREO of $238 thousand, an increase in other fees of $210 thousand, and an increase in gains on sales of securities of $130 thousand, partially offset by a decrease in service charges of deposit accounts of $153 thousand.

Noninterest income decreased $225 thousand to $8.8 million for the nine months ended September 30, 2016 from $9.1 million for the nine months ended September 30, 2015, primarily attributable to decrease in other fees of $396 thousand, a decrease in service charges on deposits of $270 thousand, a decrease in gains on sales of loans of $236 thousand, and a decrease in mortgage loan servicing fees of $194 thousand..  These were partially offset by increases in gains on sale of OREO of $652 thousand and an increase in gains on sale of securities of $183 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$6,536	$6,410	$126	$19,460	$18,838	$622
Occupancy	669	717	(48)	2,412	2,617	(205)
Data processing	872	758	114	2,232	2,169	63
Legal, professional, and accounting fees	1,539	1,470	69	4,949	5,514	(565)
Amortization and valuation of MSRs	(95)	1,257	(1,352)	1,830	1,616	214
Other noninterest expenses:
Marketing	172	330	(158)	864	1,109	(245)
Supplies	454	155	299	664	394	270
Postage	71	139	(68)	416	489	(73)
FDIC insurance premiums	780	774	6	2,259	2,319	(60)
Collection expenses	151	170	(19)	579	640	(61)
Other	1,642	931	711	3,264	2,131	1,133
Total other noninterest expenses	3,270	2,499	771	8,046	7,082	964
Total noninterest expenses	$12,791	$13,111	$(320)	$38,929	$37,836	$1,093

Noninterest expenses decreased $320 thousand to $12.8 million for the three months ended September 30, 2016 from $13.1 million for the three months ended September 30, 2015. This decrease was primarily attributable to the decrease decreases of $1.4 million in amortization and valuation of MSRs.  These decreases were partially offset by increases in derivative fair value expenses of $305 thousand, an increase in supplies expense of $299 thousand, an increase in OCC assessments of $138 thousand, an increase of $111 thousand in gross receipts tax, an increase of $111 thousand in depreciation expense, an increase of $76 thousand in director fees, and an increase of $62 thousand in recruitment fees.

Noninterest expenses increased $1.1 million to $38.9 million for the nine months ended September 30, 2016 from $37.8 million for the nine months ended September 30, 2015. This increase was primarily attributable to the increases in salaries and benefits of $622 thousand, an increase in supplies expense of $268 thousand, an increase in amortization and valuation of MSRs of $214 thousand, an increase in derivative fair value expense of $174 thousand, and an increase in director fees of $113 thousand, partially offset by a decrease in legal, professional, and accounting fees of $565 thousand.

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

Income Taxes. There was no provision (benefit) for income taxes at September 30, 2016 or 2015.

Financial Condition

Balance Sheet-General. Total assets as of September 30, 2016 were $1.41 billion, increasing $13.2 million from $1.40 billion as of December 31, 2015.  During 2016, investment securities available for sale increased $83.4 million, premises and equipment increased $2.8 million due to the purchase of the Albuquerque building, and other assets increased $10 million due to the purchase of bank owned life insurance (BOLI) but were partially offset by a decrease in net loans of $41.0 million and a decrease in cash and cash equivalents of $35.5 million.  During the same period total liabilities increased to $1.33 billion, an increase of $8.5 million.  Stockholders' equity (excluding stock owned by the ESOP) increased $4.7 million to $81.0 million as of September 30, 2016 compared to $76.3 million as of December 31, 2015 primarily due to an increase in accumulated other comprehensive income of $5.8 million.

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

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At September 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$49,425	$50,813	$69,798	$69,584
State and political subdivision	32,027	32,396	3,429	3,576
Residential mortgage-backed security	213,102	212,394	123,055	121,597
Residential collateralized mortgage obligation	15,540	15,616	40,305	39,921
Commercial mortgage backed security	85,621	87,496	41,341	41,119
SBA pools	714	706	757	750
Asset-backed security	-	-	40,136	39,493
Totals	$396,429	$399,421	$318,821	$316,040

Securities Held to Maturity:
SBA pools	$8,866	$8,625	$8,986	$8,988
Totals	$8,866	$8,625	$8,986	$8,988

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from ten months to seven years.  States and political subdivision investment securities consist of a local issue rated "Aa1" by Moody's Investment Services with maturities of eleven months to sixteen years.

The Company had a total of $15.5 million in residential collateralized mortgage obligations as of September 30, 2016.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of September 30, 2016, the ratings of these securities were Aaa, which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of September 30, 2016, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of September 30, 2016, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of September 30, 2016	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$5,005	0.55%	$15,142	1.30%	$30,666	2.20%	$-	0.00%
States and political subdivision (1)	202	0.55%	1,338	1.47%	1,870	2.31%	28,986	2.27%
Mortgage backed	-	0.00%	594	1.25%	81,553	2.34%	233,359	2.09%
SBA pools	-	0.00%	-	0.00%	-	0.00%	706	1.29%
Totals	$5,207	0.53%	$17,074	0.80%	$114,089	2.13%	$263,051	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$8,625	3.33%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$8,625	3.33%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

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

The following table sets forth the composition of the loan portfolio:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$85,247	10.65%	$92,995	11.05%
Commercial real estate	383,203	47.86%	371,599	44.17%
Residential real estate	228,099	28.49%	258,606	30.74%
Construction real estate	79,629	9.95%	89,341	10.62%
Installment and other	24,387	3.05%	28,730	3.42%
Total loans	800,565	100.00%	841,271	100.00%
Unearned income	(1,369)		(1,483)
Gross loans	799,196		839,788
Allowance for loan losses	(17,801)		(17,392)
Net loans	$781,395		$822,396

Net loans decreased $41.0 million from $822.4 million as of December 31, 2015 to $781.4 million as of September 30, 2016.  The largest decreases were in gross residential real estate loans of $30.5 million, gross construction loans of $9.7 million, gross commercial loans of $7.7 million, and installment and other loans of $4.3 million.  These were partially offset by increases in commercial real estate of $11.6 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of September 30, 2016:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$13,624	$49,416	$12,185	$96	$9,926	$-	$35,735	$49,512
Commercial real estate	5,995	139,969	62,918	64,850	91,137	18,334	160,050	223,153
Residential real estate	294	113,061	5,143	18,353	89,621	1,627	95,058	133,041
Construction real estate	25,978	37,694	3,541	277	5,664	6,475	35,183	44,446
Installment and other	1,084	13,598	4,795	9	4,901	-	10,780	13,607
Total loans	$46,975	$353,738	$88,582	$83,585	$201,249	$26,436	$336,806	$463,759

Asset Quality. Over the past several years, the Bank experienced significant deterioration in asset quality due to the historic economic downturn.  Non-performing assets peaked in 2010 at approximately $100.0 million.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accruing loans	$26,946	$30,325
Loans 90 days or more past due, still accruing interest	21	-
Total non-performing loans	26,967	30,325
OREO	7,054	8,346
Total non-performing assets	$34,021	$38,671
TDRs, still accruing interest	$45,971	$53,592
Total non-performing loans to total loans	3.37%	3.60%
Allowance for loan losses to non- performing loans	66.01%	57.35%
Total non-performing assets to total assets	2.41%	2.76%

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	6,355	-	-
Under $1.5 million	11	1,905	12	3,304	50	5,924
Total	11	$1,905	15	$9,659	50	$5,924

Percentage of individual loan category		2.23%		2.52%		2.60%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	17	2,268	16	5,018	51	7,821
Total	17	$2,268	19	$10,737	51	$7,821

Percentage of individual loan category		2.44%		2.89%		3.02%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,627	-	-	6	12,982
Under $1.5 million	13	2,818	2	13	88	13,964
Total	16	$9,445	2	$13	94	$26,946

Percentage of individual loan category		11.86%		0.05%		3.37%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	19	4,502	4	146	107	19,755
Total	21	$9,353	4	$146	112	$30,325

Percentage of individual loan category		10.47%		0.51%		3.60%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers have access to all elements of a relationship.  In 2015, a significant portion of the loan portfolio was also examined by independent third party consultants.

As of September 30, 2016, total non-performing assets decreased $4.7 million to $34.0 million from $38.7 million as of December 31, 2015 primarily due to a decrease in non-accruing loans of $3.4 million.  Residential real estate non-accruing loans decreased $1.9 million, commercial real estate nonaccrual loans decreased $1.1 million,  and commercial loans decreased $363 thousand.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$17,592	$23,280	$17,392	$24,783
Provision for loan losses	-	-	-	-
Charge-offs:
Commercial	206	568	481	1,357
Commercial real estate	46	3,775	46	4,039
Residential real estate	174	627	576	1,841
Construction real estate	-	410	22	1,442
Installment and other	98	264	333	516
Total charge-offs	524	5,644	1,458	9,195
Recoveries :
Commercial	260	192	749	1,355
Commercial real estate	377	124	507	463
Residential real estate	56	334	315	498
Construction real estate	5	93	122	409
Installment and other	35	163	174	229
Total recoveries	733	906	1,867	2,954
Net (recoveries) charge-offs	(209)	4,738	(409)	6,241
Balance at end of year	$17,801	$18,542	$17,801	$18,542

Net recoveries for the three months ended September 30, 2016 totaled $209 thousand, an increase in net recoveries of $4.9 million from three months ended September 30, 2015 primarily due to increases in net recoveries for commercial real estate loans of $4.0 million, increases in net recoveries in commercial loans of $430 thousand, increases in net recoveries in construction real estate loans of $322 thousand, increases in net recoveries in residential real estate loans of $175 thousand, and increases in net recoveries in installment and other loans of $38 thousand.

 Net recoveries for the nine months ended September 30, 2016 totaled $409 thousand, an increase in net recoveries of $6.7 million from nine months ended September 30, 2015 primarily due to increases in net recoveries for commercial real estate loans of $4.0 million, increases in net recoveries for construction loans of $1.1 million, increases in net recoveries for residential real estate loans of $1.1 million, increases in net recoveries for commercial loans of $270 thousand, and increases in net recoveries in installment and other loans of $128 thousand.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each classification to total loans for the periods indicated:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,081	11.69%	$2,442	14.04%
Commercial real estate	8,251	46.34%	6,751	38.82%
Residential real estate	5,521	31.02%	6,082	34.97%
Construction real estate	1,199	6.74%	1,143	6.57%
Installment and other	698	3.92%	940	5.40%
Unallocated	51	0.29%	34	0.20%
Total	$17,801	100.00%	$17,392	100.00%

The allowance for loan losses increased $409 thousand from $17.4 million as of December 31, 2015 to $17.8 million as of September 30, 2016. This increase was largely due to an increased allowance balance in the commercial real estate loan category, partially offset by decreases in commercial loans, residential real estate loans, and installment and other loans.   No provision for loan loss was required for the nine months ended September 30, 2016.  A $500 thousand provision for loan loss was required as of December 31, 2015.

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

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of September 30, 2016 and December 31, 2015 were $70.4 million and $81.4 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $4.3 million and $4.2 million allocated in the allowance for loan losses as of September 30, 2016 and December 31, 2015, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of September 30, 2016 and December 31, 2015 were $55.1 million and $64.5 million, respectively.  Of these, $46.0 million and $53.9 million were still performing in accordance with modified terms as of September 30, 2016 and December 31, 2015, respectively.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.

Although management believes that adequate specific and general allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance for loan losses may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and Special Mention loans as of the periods indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Performing loans classified as:
Substandard	$40,045	$59,860
Total performing adversely classified loans	$40,045	$59,860
Special mention loans	$19,185	$30,932

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of September 30, 2016 were $40.0 million, a decrease of $19.8 million from $59.9 million as of December 31, 2015.  The declines were primarily in the commercial real estate, commercial loans, and construction real estate loan categories.  In addition, Special Mention loans decreased $11.7 million.  These declines were primarily in commercial loans, construction real estate loans, and commercial real estate loans.

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

The following table sets forth the maturities of time deposits of  more than $250 thousand for the period indicated:

September 30, 2016 (In thousands)
Maturing within three months	$6,986
After three but within six months	5,055
After six but within twelve months	5,546
After twelve but within three years	4,469
After three years	6,158
Total time deposits $250,000 and over	$28,214

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB long-term borrowings at September 30, 2016 and 2015.

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

As of September 30, 2016 and December 31, 2015, we were in compliance with the foregoing policy.

As of September 30, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $98.3 million and standby letters of credit of $6.0 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $191.4 million as of September 30, 2016. As of September 30, 2016, total certificates of deposits declined $42.8 million or 14.9% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of September 30, 2016, we had the ability to borrow from the FHLB up to $77.7 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's annual report on 2015 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of September 30, 2016, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" included in Item 7 and Note 17 "Regulatory Matters" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of September 30, 2016.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

Commitments. There have been no material changes to the commitments as of September 30, 2016.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K.

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

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of September 30, 2016, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of September 30, 2016 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
September 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$127,248	14.2543%	$71,416	8.00%	N/A	N/A	N/A	N/A
Bank only	146,117	16.4425%	71,092	8.00%	$88,866	10.00%	$97,752	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	100,002	11.2022%	53,562	6.00%	N/A	N/A	N/A	N/A
Bank only	134,919	15.1824%	53,319	6.00%	71,092	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	43,128	4.8312%	40,171	4.50%	N/A	N/A	N/A	N/A
Bank only	134,919	15.1824%	39,990	4.50%	57,763	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	100,002	7.1248%	56,143	4.00%	N/A	N/A	N/A	N/A
Bank only	134,919	9.6644%	55,842	4.00%	69,802	5.00%	111,683	8.00%

N/A—not applicable

At September 30, 2016 the Bank's capital conservation buffer was 8.4425 % and the consolidated Company's capital conservation buffer was 0.3312%.

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

Based on simulation modeling as of September 30, 2016 and December 31, 2015, our net interest income would likely change over a two year time period due to changes in interest rates as follows:

Change in Net Interest Income Over Two Year Horizon

	September 30, 2016		December 31, 2015
Changes in Levels of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
+2.00%	$2,443	2.89%	$3,421	3.86%
+1.00%	1,675	1.98%	2,589	2.92%
(1.00)%	(2,729)	(3.23)%	(3,522)	(3.98)%
(2.00)%	NA	NA	NA	NA

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

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2016, as a result of the material weakness in internal control over financial reporting as discussed below.

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

Material weaknesses in the Company's internal control over financial reporting were disclosed in Part II, Item 9A, Controls and Procedures, of the 2015 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2015 Form 10-K as being present at December 31, 2015, were still present, which individually or in combination were considered material weaknesses as of September 30, 2016. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of September 30, 2016. Many of these weaknesses continue to be present as of the filing of this Form 10-Q.

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

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the third quarter of 2016, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

10.1
Securities Purchase Agreement, dated September 8, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2016 (File No. 000-50266))

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: March 22, 2017
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Daniel W. Thompson
Daniel W. Thompson
Executive Vice President and Chief Financial Officer