Form 10-K
period 2016-12-31
TRINITY CAPITAL CORP
filed 2017-04-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
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
☒   Yes    ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes   ☒  No

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of December 31, 2016 was approximately $43,697,000.

As of February 28, 2017, there were 17,513,794 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company's 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Please note: Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Form 10-K")to "us," "we," "our," "Trinity" or "the Company" include Trinity Capital Corporation and its wholly owned subsidiaries.

Special Note Concerning Forward-Looking Statements

This Form 10-K contains forward-looking statements of the Company within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which are based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update or revise any statement in light of new information or future events, except as required by law.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could cause actual results and outcomes to differ materially from those contained in, or implied by, the forward-looking statements included herein and that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed under "Risk Factors" and elsewhere in this Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

 PART I

Item 1. Business

Explanatory Note

This Form 10-K contains the consolidated financial information for the years ended December 31, 2016 and 2015 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders equity and cash flows for the years ended December 31, 2016, 2015, and 2014. The consolidated financial information as of and for the quarterly periods ended September 30, 2015, June 30, 2015, March 31, 2015, September 30, 2014, June 30, 2014, March 31, 2014, which have not been filed with the Securities and Exchange Commission (the "SEC"), will not be separately presented as the Company determined that due to the length of time that has passed the separate presentation is not material. Comparative quarterly information was, however, provided in the Company's Quarterly Reports on Form 10-Q for the quarterly periods beginning March 31, 2016.

As detailed in Item 9A, "Controls and Procedures" in this Form 10-K, there are material weaknesses in our internal control over financial reporting and disclosure controls dating to 2006, that have not yet been fully remediated.

For more information regarding the impact on the Company's financial results, refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and to our consolidated financial statements included in Part II, Item 8 of this Form 10K.  Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, "Controls and Procedures" of this Form 10-K.

Trinity Capital Corporation

General. Trinity Capital Corporation, a bank holding company organized in 1977 under the laws of the State of New Mexico, is the sole stockholder of the Bank and the sole stockholder of Title Guaranty & Insurance Company ("Title Guaranty").  Title Guaranty holds effectively no assets and is in the process of being dissolved by the Company.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities that had an aggregate outstanding balance of $37.1 million as of December 31, 2016.

 As a bank holding company, Trinity is regulated primarily by the Federal Reserve Bank of Kansas City. The primary business of Trinity is the operation of the Bank.  As of December 31, 2016, Trinity had, on a consolidated basis,  total assets of $1.4 billion, net loans of $771.1 million and deposits (net of deposits of affiliates) of $1.2 billion.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos County has approximately 17,800 residents.

 Corporate Information. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

Trinity maintains a website at https://www.lanb.com/home/tcc-investor-relations.  Information located on our website is not incorporated by reference into this Form 10-K.  We make available free of charge on or through our website, Annual Reports on Form 10-K, proxy statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, Post Office Box 60, Los Alamos, New Mexico 87544.  In addition, any materials we file with the SEC can be read and copied at the SEC's Public Reference Room at 110 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Trinity's filings are available free of charge on the SEC's website at http://www.sec.gov.

Los Alamos National Bank

General. The Bank is a national banking association founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Los Alamos National Laboratory (the "Laboratory").  The Laboratory is a pre-eminent research facility for scientific and technological development in numerous scientific fields.  As of December 31, 2016, the Laboratory employed (directly and indirectly) approximately 10,500 people, making it the largest employer in Los Alamos County.  The Laboratory is the cornerstone of the community and has attracted numerous other scientific business to the area.

The Bank is a full-service commercial banking institution with seven bank offices in Los Alamos, White Rock, Santa Fe, and Albuquerque, New Mexico and is regulated by the Office of the Comptroller of the Currency ("OCC").

The Bank is the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.  The Bank is also the sole stockholder of TCC Advisors Corporation ("TCC Advisors").  Substantially all of the assets of TCC Advisors were sold in January 2015. Trinity is in the process of dissolving this entity.

In February 2006, TCC Funds, a Delaware statutory trust was created with Trinity as its sponsor, to allow for the creation of a mutual fund. TCC Funds was dissolved in January 2017. In August 2008, the Bank invested in Cottonwood. Cottonwood assists in the management of, and counsels, startup companies involved in technology transfer from research institutions in New Mexico, as well as establishing and managing venture funds. Additionally, the Bank is participating in a venture capital fund managed by Cottonwood.  In 2009, the Bank created FNM Investment Fund IV to acquire a 99.99% interest in FNM CDE IV. Both of these entities were created for the sole purpose of funding loans to, and investments in, a New Market Tax Credit project located in downtown Albuquerque, New Mexico. The Bank initially formed LANB Investment Advisors in October 2012 to house a Registered Investment Advisor as part of its Trust and Investment Department operations. This entity was dissolved in November 2016.

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

Lending Activities.

General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies primarily within the Bank's existing market areas.  The Bank actively markets its services to qualified borrowers.  Lending officers build relationships with new borrowers entering the Bank's market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  As of December 31, 2016, the Bank's maximum legal lending limit to one borrower was $22.0 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  The Bank's loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  In addition, Trinity has one construction loan.  As of December 31, 2016, commercial real estate loans comprised approximately 51.6% of the total loan portfolio; residential real estate mortgages made up approximately 27.1%; construction real estate loans comprised 9.7%; general commercial loans comprised 9.0%; and consumer lending comprised 2.6%.

Commercial Real Estate Loans. The Bank's commercial real estate lending concentrates on loans to building contractors and developers, as well as owner occupied properties. The Bank collateralizes these loans and, in most cases, obtains personal guarantees to help ensure repayment.  The Bank's commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists. The primary repayment risk for a commercial real estate loan is the potential loss of revenue of the business which could impact the cash flows, and fair value of the property.

Residential Real Estate Loans. The majority of the residential real estate loans originated and retained by the Bank are in the form of 15- and 30-year variable rate loans.  The Bank also originates 15- to 30-year fixed rate residential mortgages and sells most of these loans to outside investors.  In 2016, the Bank made a strategic change to an outsourced solution whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis.  In 2016, the Bank originated approximately $55.8 million in residential real estate loans sold to third parties. As of December 31, 2016, the total sold residential mortgage loan portfolio serviced by the Bank on behalf of third parties was $780.3 million.  The Bank does not engage in financing sub-prime loans nor does it participate in any sub-prime lending programs.  The Bank participates in the current U.S. Department of the Treasury (the "Treasury") programs, including the Home Affordable Modification Program, to work with borrowers who are in danger of, or who have defaulted on residential mortgage loans.

Construction Loans. The Bank is active in financing the construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  Management continues to de-emphasize this type of lending in favor of other types of loans.    The Bank manages the risks of construction lending through the use of underwriting and construction loan guidelines and requires work be conducted by reputable contractors.  Construction loans are structured either to convert to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Approximately 20% of all construction loans have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford the Bank an opportunity to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  However, these higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  The Bank's focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to commercial customers, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, most commercial loans have personal guarantees to ensure repayment.  The terms of approximately 60% of commercial loans range from one to eight years.  A significant portion of the Bank's commercial business loans reprice within one year or have floating interest rates.

Consumer Loans. The Bank also provides all types of consumer loans, including motor vehicle, home improvement, credit cards, signature loans and small personal credit lines.  Consumer loans typically have shorter terms and lower balances with higher yields compared to the Bank's other loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Additional information on the risks associated with banking activities and products and concentrations can be found under Part I, Item 1A, "Risk Factors" of this Form 10-K.

Competition. There is strong competition, both in originating loans and in attracting deposits, in the Bank's market areas.  Competition in originating real estate loans comes primarily from large regional banks, other commercial banks, credit unions, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market areas. Commercial banks, credit unions and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality and speed of services provided to borrowers. Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

There is substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles.  The Bank's ability to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The financial services industry has become more competitive as technological advances enable companies to provide financial services to customers outside their traditional geographic markets and provide alternative methods for financial transactions.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2016, we had 277 full time-equivalent employees. We are not a party to any collective bargaining agreements.

Recent Developments

Private Placement to Certain Institutional and Accredited Investors

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share ("Series C Preferred Stock"). The Company used a portion of the net proceeds from the private placement to repurchase its outstanding Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below), which it completed on January 25, 2017, and use the remaining net proceeds to pay the deferred interest on its trust preferred securities, and for general corporate purposes.

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

Pursuant to the terms of the Stock Purchase Agreement, Castle Creek and Patriot entered into side letter agreements with us.  Under the terms of the side letter agreements, each of Castle Creek and Patriot is entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of our outstanding shares of common stock (including shares of common stock issuable upon conversion of the Series C Preferred Stock or non-voting common stock).

Redemption of Series A Preferred Stock and Series B Preferred Stock

On March 27, 2009, Trinity participated in the TARP Capital Purchase Program by issuing 35,539 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock").  Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017.

Payment of Deferred Interest on Trust Preferred Securities

As of December 31, 2016, the Company had outstanding $37.1 million of trust preferred securities with a total of $9.8 million of accrued and unpaid interest.  During the first quarter of 2017, the Company used part of the proceeds from the private placement, plus a portion of a $15 million dividend from the Bank, to pay all of the accrued and unpaid interest on the junior subordinated debentures.

Conversion of Series C Preferred Stock to Non-Voting Common Stock

At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into 8,286,200 shares of non-voting common stock.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Consumer Financial Protection Bureau (the "CFPB").  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the "FASB") and securities laws administered by the SEC and state securities authorities have an impact on the business of Trinity. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of Trinity and the Bank. The nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Financial Regulatory Reform. On July 21, 2010, former President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law.  The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other factors, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called "Volcker Rule," subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Although the majority of the Dodd-Frank Act's rulemaking requirements have been met with finalized rules, approximately one-fourth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed.  In addition, on February 3, 2017, President Donald J. Trump signed an executive order calling for the administration to review various U.S. financial laws and regulations.  The full scope of President Trump's short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act.  Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on Trinity, the Bank, its customers and the financial industry generally.  Management of Trinity and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of Trinity and the Bank.

Trinity and Bank Required Capital Levels. Due to the risks to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role has become fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

The OCC and FRB guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other factors, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

As of December 31, 2016, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under " The Bank – Enforcement Action," the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2016, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2016, Trinity had regulatory capital in excess of the FRB, Dodd-Frank Act and Basel III requirements.

Basel III. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule").  The Basel III Rule became effective on January 1, 2015 and is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital ("CET1"), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and CET1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital as in effect prior to January 1, 2015 by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital prior to the Basel III Rule implementation no longer qualify as such, or their qualifications have changed. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other non-qualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions.   Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as CET1, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from CET1 in the event such assets exceed a certain percentage of a bank's CET1.

The Basel III Rule requires:

●	A new required ratio of minimum CET1 equal to 4.5% of risk-weighted assets;
●	An increase in the minimum required amount of Tier 1 Capital from 4% of total assets to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule also implements a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintains the general structure of the current prompt corrective action framework, but increases the capital level requirements. The prompt corrective action guidelines were also revised to add the CET1 Capital ratio.  In order to be a "well-capitalized" depository institution under the new regime, a bank must maintain a CET1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8.0% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more.  However, these "well capitalized" capital requirements are less than the fully buffered risk-based capital ratios described above.  Accordingly, it is possible under the Basel III Rule to be well-capitalized yet still be out of compliance with the fully phased in buffered ratios discussed above.

The Basel III Rule also revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios.

Furthermore, Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  The Basel III Rule provided for a one-time election for smaller institutions like Trinity and the Bank to opt out of including most elements of accumulated other comprehensive income ("AOCI") in regulatory capital.  This opt-out, which was required to be made in the first quarter of 2015, excluded from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. Trinity made the opt-out election in the first quarter of 2015.

Prompt Corrective Action.  A banking organization's capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.  Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be "well-capitalized" and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is "well-capitalized" may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits.

Trinity

General.  Trinity, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, Trinity is registered with, and is subject to regulation and examination by, the FRB under the Bank Holding Company Act ("BHCA").  Trinity is required to file with the FRB periodic reports of Trinity's operations and such additional information regarding Trinity and its subsidiaries as the FRB may require.

Enforcement Action.  On September 26, 2013, the FRB entered into a Written Agreement with Trinity (the "Written Agreement").  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB.

Because Trinity is deemed to be in "troubled condition" by virtue of the Written Agreement, it also is required to: (i) obtain the prior approval of the FRB for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

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

Under the BHCA, any company must obtain approval of the FRB or, acting under delegated authority, the appropriate Federal Reserve Bank, prior to acquiring control of Trinity or the Bank.  For purposes of the BHCA, "control" is defined as ownership of 25% or more of any class of voting securities of Trinity or the Bank, the ability to control the election of a majority of the directors, or exercise of a controlling influence over management or policies of Trinity or the Bank.

The Change in Bank Control Act, as amended (the "CIBC"), and the related regulations of the FRB require any person or groups of persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the FRB or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of Trinity. The CIBC defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the CIBC where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as Trinity, or such ownership interest is greater than the ownership interest held by any other person or group.

In addition, the CIBC prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company's or bank's voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On September 22, 2008, the FRB issued a policy statement on equity investments in bank holding companies and banks, which allows the FRB to generally be able to conclude that an entity's investment is not "controlling" if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

The BHCA generally prohibits Trinity from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB prior to November 11, 1999 to be "so closely related to banking ... as to be a proper incident thereto."  This authority would permit Trinity to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Dividend Payments.  In addition to applicable restrictions in the Written Agreement, Trinity's ability to pay dividends to its stockholders also may be affected by both general corporate law considerations and policies of the FRB applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity's total assets would be less than the sum of its total liabilities and (unless Trinity's articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.

As a general matter, the FRB has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if:  (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Source of Strength.  Under the FRB's "source-of-strength" doctrine, a bank holding company is required to act as a source of financial and managerial strength to any of its subsidiary banks. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the FRB has not yet adopted regulations to implement this requirement.

Federal Securities Regulation.  Trinity's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, Trinity is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Incentive Compensation

In June 2010, the Federal Reserve, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations."  The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve) to adopt requirements or guidelines prohibiting excessive compensation. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution.  All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are "unreasonable" or "disproportionate" to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers).  Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (i) include financial and non-financial measures of performance, (ii) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (iii) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC's Deposit Insurance Fund (the "DIF") to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.  The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Enforcement Actions.  On November 30, 2012, the Bank entered into a Formal Agreement with the OCC (the "Formal Agreement"). On December 17, 2013, the Bank entered into a Consent Order with the OCC (the "Consent Order").  The focus of the Consent Order, which terminated the Bank's Formal Agreement, is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a Tier 1 leverage ratio of at least 8%; and (ii) a Total risk-based capital ratio of at least 11%.  Being subject to the Consent Order means that the Bank may not be deemed to be "well capitalized" under the prompt corrective action rules.

Because the Bank is deemed to be in "troubled condition" by virtue of the Consent Order, it also is required to: (i) obtain the prior approval of the OCC for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for bank, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

Under the Federal Deposit Insurance Act an institution's assessment base is calculated based on its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, requires large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35%, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. The reserve ratio reached 1.15% effective June 30, 2016.  Lower rates, surcharges, and new pricing became effective July 1, 2016 and those appeared on the December 30, 2016 invoice.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank's size and its supervisory condition.  During the years ended December 31, 2016 and 2015, the Bank paid supervisory assessments to the OCC totaling $720 thousand and $648 thousand, respectively.

Dividend Payments.  The primary source of funds for Trinity is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

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

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on "covered transactions" between the Bank and its "affiliates." Trinity is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to Trinity, investments in the stock or other securities of Trinity and the acceptance of the stock or other securities of Trinity as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal stockholders of Trinity and to "related interests" of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or the Bank, or a principal stockholder of Trinity, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

Transaction Account Reserves. FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  For 2016, the first $15.2 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is $2.85 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank's record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank's effectiveness in meeting its Community Reinvestment Act obligations.

Anti-Money Laundering and Know-Your-Customer.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.  In addition, on May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies.  The final rule has a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" of legal entity customers.  The formal implementation date is May 11, 2018.

Bank Secrecy Act.  Trinity and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

UDAP and UDAAP.  Banking regulatory agencies use a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law.  The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

Commercial Real Estate Guidance.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance ("CRE Guidance") provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks' levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank's current loan portfolio, the Bank does not exceed these guidelines. On December 18, 2015, the federal banking agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" reminding banks of the need to engage in risk management practices for commercial real estate lending.

Consumer Financial Protection Bureau. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

Effective January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for "qualified mortgages." The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. As of January 1, 2016, the small creditor exemption was extended to banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule ("TRID"), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer's application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has new tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.

Although it is difficult to predict at this time the extent to which the CFPB's final rules impact the operations and financial condition of the Bank, such rules may have a material impact on the Bank's compliance costs, compliance risk and fee income.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit courts to modify mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. Trinity cannot predict whether any such legislation will be passed or the impact, if any, it would have on Trinity's business.

Servicing.  Effective January 10, 2014, servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers' accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender's interest in the property.  The servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provide for an exemption from most of these requirements for "small servicers." A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.

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

Risks Related to Our Internal Review, Financial Statements, Internal Controls and Related Investigations

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Form 10-K and we cannot ensure that other material weaknesses will not be identified in the future.  Discussed under Part II, Item 9A "Controls and Procedures," we concluded that, as of and for the year ended December 31, 2016, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  See Part II, Item 9A "Controls and Procedures" for a detailed discussion of the material weaknesses identified and related remedial activities. Management anticipates that these remedial actions, and further actions that are being developed, will strengthen the Company's internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Because some of these remedial actions will take place on a quarterly or annual basis, their successful implementation will continue to be evaluated before management is able to conclude that these material weaknesses have been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts.  Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

Certain regulatory authorities have previously requested information and documentation relating to the restatement of our financial statements.   These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation. The SEC opened an investigation in January 2013 relating to the restatement of our financial statements, resulting in the settlement of that investigation in September 2015. The SEC also settled claims against four former members of our senior management and filed suit against one former member of our senior management. While Trinity has settled all claims alleged by the SEC relating to the restatement, Trinity is required to cooperate in any proceedings, including the suit filed against the former members of management, and any other investigation relating to the restatement. The cooperation provisions and the lawsuit may result in a continuation of elevated legal expenses.  Additionally, the Special Inspector General for the Troubled Asset Relief Program opened a criminal investigation and requested information and documentation relating to the restatement of our financial statements. The Company has been advised it is not the target of the investigation.

The Company has incurred and may continue to incur significant expenses related to such investigations and inquiries.  The Company is cooperating fully with the investigations.  The Company cannot predict the outcome of any unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any regulatory proceeding or other action could impose upon us fines, penalties, or other remedies, which could have a material adverse effect on results of operations and financial condition. Even if we are successful in defending against regulatory proceedings or other actions, such an action or proceeding may continue to be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. Pursuant to our obligation to indemnify our directors, executive officers and certain employees, we are currently covering certain expenses related to these matters and we may become subject to additional costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.  Moreover, the regulatory authorities may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.

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

The restatement of our consolidated financial statements and related events, has had, and likely will continue to have, a material adverse effect on our business.  The negative publicity to which we have been subject as a result of our restatement of prior period financial statements, increased regulatory scrutiny and related problems has contributed to declines in the price of our common stock and affected our customer relationships. Companies that restate their financial statements sometimes face litigation claims following such a restatement. In September 2015, Trinity entered into a settlement with the SEC stemming from the restatement of its financial statements for the years ended December 31, 2006 through 2011 and for the quarters ended March 31, 2012 and June 30, 2012, without admitting or denying any of the findings made by the SEC and paid a civil money penalty of $1.5 million to the SEC. It is possible that the Company may face additional monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations.

As a result of the delay in completing our financial statements, the cost of raising future capital may increase. As a result of the delay in completing our financial statements, we have been unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. Additionally, following the filing of this Form 10-K we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. Although the filing of this Form 10-K will bring our financial statements current, we must use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital for at least the next 12 calendar months.

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

Our profitability is dependent upon the health of the markets in which we operate, and our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  Since the end of the great recession of 2008, the economy of New Mexico has generally stabilized or is recovering, the housing market has improved and prices have increased, and vacancy rates for commercial properties have declined.  The Company's markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and have a material adverse effect on the Company's business, financial condition and results of operations, and cash flows.    Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.  Any regional or local economic downturn that affects New Mexico, whether caused by recession, inflation, unemployment, or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.

As the Laboratory is the largest employer in Northern New Mexico, its health is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory's health is its funding.  The Laboratory's funding is primarily based and dependent upon the federal government's budgeting process.  As such, funding is not certain and can be delayed and influenced, both negatively and positively, by international, national, state and local events and circumstances beyond the Laboratory's control.  Additionally, the Laboratory's funding can be influenced by both positive and negative events and circumstances influenced by the Laboratory. The Laboratory received from the Department of Energy (the Laboratory's largest single historical source of funding) funding of $2.2 billion for its fiscal year 2016.  The fiscal year 2017 budget request is for $2.1 billion, a 4.4% decrease over the 2016 funding.  Any material fluctuation or delay in the Laboratory's funding may affect our customers' business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates.  The effects of an increase in market interest rates may result in a decrease in the value of our available for sale investment portfolio.

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

We must effectively manage our credit risk, including risks specific to real estate value due to the large concentration of real estate loans in our loan portfolio. There are risks inherent in making any loan, including risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  The Loan Department of the Bank has been and remains focused on improving processes and controls to minimize our credit risk through prudent loan underwriting procedures, monitoring of the concentration of our loans within specific industries, monitoring of our collateral values and market conditions, stress testing and periodic independent reviews of outstanding loans performed by a third-party as well as external auditors.  However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

The maximum amount we can loan to any one customer and their related entities (our "legal lending limit") is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit, we can, and have, engaged in participation loans with other financial institutions to respond to customer requirements.  However, there are some loans and relationships that we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute approximately $695 million (88.3%) of our total loan portfolio as of December 31, 2016.  The fair value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and fair values of the affected properties.

The Bank's residential mortgage loan operations include origination, sale and servicing.  The Bank's residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs underwriting standards that it believes are in line with industry norms in making residential mortgage loans.  The Bank purchased mortgage-backed securities in the past several years based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as collateralized debt obligations, structured investment vehicles, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  The majority of the residential mortgage loans originated by the Bank are sold to third-party investors, primarily to Fannie Mae.  The Bank continues to service the majority of loans that are sold to third-party investors, to provide a continuing source of income through mortgage servicing right ("MSR") fees, although moving forward the Bank will not service as many of the loans that it sells to third parties.

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

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on building and retaining relationships with non-affiliate mortgage lenders.  As of December 31, 2016, the Bank serviced a total of approximately $780.3 million in loans that were sold to Fannie Mae, in addition to the approximately $214.7 million in residential real estate loans maintained on the balance sheet.  For many years, the Bank sold the majority of the residential real estate loans it generated to Fannie Mae on a servicing retained basis.  However, beginning in late 2015, the Bank began moving toward a strategy to sell most newly originated mortgages with servicing released.   In 2016, the Bank made a further strategy change to generate applications for non-affiliated mortgage companies on a fee basis.  These changes in strategy were primarily based upon new compliance requirements and capital treatment related to residential mortgage loans. If we are unable to identify new partners or fund the loans on our balance sheet, it could have the effect of limiting the Company's fees associated with originating  such loans, which in turn could adversely affect our business, financial condition and results of operations.

Our construction and development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. As of December 31, 2016, construction loans, including land acquisition and development, totaled $76.0 million, or 9.7%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other factors:

●	cash flow of the borrower and/or the project being financed;
●	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
●	the credit history of a particular borrower;
●	changes in economic and industry conditions; and
●	the duration of the loan.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable incurred losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience;
●	our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and
●	current macroeconomic factors and model imprecision factors.

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

Effective as of March 27,2017 the Chief Financial Officer of the Company retired from all positions he held as an officer of the Company, the Bank and its affiliates.  This position is currently open and being filled in the interim by the Controller Michael Shuler.

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

The size of our loan portfolio has declined in recent periods, and, if we are unable to return to loan growth, our profitability may be adversely affected.  From December 31, 2015 to December 31, 2016, our gross loans declined 6.5 % and have continued to decline in 2017. During this period, we were managing our balance sheet composition to manage our capital levels and position the Bank to meet and exceed its targeted capital levels. Among other factors, our current strategic plan calls for reductions in the amount of our non-performing assets and a return to growth in our loan portfolio to improve our net interest margin and profitability. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including our ability to originate attractive new lending relationships. While we believe we have the management resources and lending staff in place to successfully achieve our strategic plan, if we are unable to increase the size of our loan portfolio, our strategic plan may not be successful and our profitability may be adversely affected.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cyber security-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or out clients' information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation.  These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, those of our clients and certain of our third party partners, such as reporting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence.  Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, the inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business, and/or our ability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation or possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The Federal Financial Institutions Examination Council ("FFIEC") issued guidance for "Strong Authentication/Two Factor Authentication" in the Internet banking environment  All financial institutions were required to make changes to their online banking systems to meet the FFIEC requirements. In response to this guidance, Trinity incorporated multiple layers of security to protect our customers' financial data.  We further employ external information technology auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue implementing security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we, and our third-party service providers, use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends is limited.  Pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without prior written approval of the FRB.  Moreover, dividends from the Bank have traditionally served as a major source of the funds with which Trinity pays dividends and interest payments due.  However, pursuant to the Consent Order with the OCC, the Bank may not declare and pay any dividends to Trinity unless it complies with certain provisions of the Consent Order and without first obtaining the prior written determination of no supervisory objection from the OCC.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.  At December 31, 2016, on a consolidated basis, we had total deposits of $1.2 billion and other indebtedness of $39.4 million, including $37.1 million in aggregate principal amount of junior subordinated debentures. Our significant amount of indebtedness could have important consequences, such as:

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
●	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
●	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
●	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
●
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

●
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results;

●	increasing our vulnerability to a downturn in general economic conditions or a decrease in pricing of our products;
●	and limiting our ability to react to changing market conditions in our industry and in our customers' industries.

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

Implementation of the Basel III Rule requires increased capital levels that we may not be able to satisfy and could impede our growth and profitability. The Basel III Rule became effective January 1, 2015. The Basel III Rule increases minimum capital ratios, adds a new minimum CET1 capital ratio, introduces a new capital conservation buffer, and change the risk-weightings of certain assets. These changes will be phased in through 2019. As the Basel III Rule is phased in, it could have a material and adverse effect on our liquidity, capital resources and financial condition.

The Basel III Rule also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that used to qualify as Tier 1 Capital no longer qualify, or their qualifications have changed.  The Basel III Rule also permits smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  Trinity made the election to retain the existing treatment of accumulated other comprehensive income. The Basel III Rule also revised the prompt corrective action framework to increase capital thresholds and to add CET1 capital ratio.

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

The CFPB has issued "ability-to-repay" and "qualified mortgage" rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.  On January 10, 2013, the CFPB issued a final rule to implement the "qualified mortgage" provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers' ability to repay home loans before extending them credit. The CFPB's "qualified mortgage" rule took effect on January 10, 2014.  The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue "qualified mortgages," which are generally defined as mortgage loans prohibiting or limiting certain risky features.  Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings.  Any loans that we make outside of the "qualified mortgage" criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property.  The CFPB's "qualified mortgage" rule could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive or time consuming to make these loans.  Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

Trinity, together with its subsidiaries, may not be able to fully utilize our net operating loss ("NOL") and other tax carry forwards. On December 19, 2016, Trinity closed a $52 million private placement  pursuant to which it issued 2,661,239 shares of its common stock, no par value per share, and 82,862 shares of Series C Convertible Preferred Stock.  Please see Part II, Item 7 for additional information.  We believe that we experienced an "ownership change" within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code") on December 19, 2016 (the "Change Date") as a result of the issuance of these shares.  An ownership change is generally defined as a more than 50 percentage point collective increase in equity ownership by "5-percent shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any rolling three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of our ownership change on the Change Date, the amount of our taxable income for tax years ending after our ownership change, which may be offset by NOL carry forwards and tax credits from pre-change years, will be subject to an annual limitation, known as a section 382 limitation.

As of December 31, 2016, Trinity and its subsidiaries had U.S. federal NOLs of approximately $15.4 million, of which approximately $144 thousand was allocated to that portion of 2016 after the ownership change described above, and that, if unused, will begin to expire in 2031.  As of December 31, 2016, Trinity also had business tax credits of approximately $2.4 million, of which approximately $0 was allocated to that portion of 2016 after the ownership change described above, and that, if unused, will begin to expire in 2031.  Trinity has determined the annual section 382 limitation as a result of the ownership change described above to be approximately $1.14 million.  To the extent that the section 382 limitation exceeds the amount of taxable income offset by the NOL carry forwards from the pre-change years, the excess may increase the future section 382 limitation.  The NOL generated by Trinity in post-change years should generally not be subject to the section 382 limitation except to the extent that either Trinity was in a net unrealized built-in loss position as of the Change Date or Trinity has another ownership change.

We expect that the section 382 limitation will exceed our taxable income, if any, for the portion of 2016 after the Change Date.  In addition, there can be no assurances that our taxable income in future years will exceed our section 382 limitations.

In the event of a subsequent ownership change, all or part of the NOLs from 2016 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards. The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred on the Effective Date, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a issuing company's knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

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

We may issue shares of preferred stock or additional shares of common stock to raise capital, complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our stockholders and likely present other risks.  The issuance of additional shares of preferred stock or common stock:

●	may significantly dilute the equity interest of our stockholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and
●	may adversely affect prevailing market prices for our common stock.

As of the date of this Form 10-K, our authorized capital stock includes 20,000,000 shares of voting common stock, 9,249,283 shares of which are issued and outstanding, 20,000,000 shares of non-voting common stock, 8,286,200 of which are issued and outstanding, and 1,000,000 shares of preferred stock, none of which are issued.  Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to issue authorized shares of common stock and preferred stock and determine the designations, powers, preferences, limitations, restrictions, special or relative rights or qualifications, voting rights, dividend rates, conversion rights, redemption price, and liquidation preferences of any series of preferred stock.  Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock.

Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals.

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 1,000,000 shares of preferred stock without stockholder action.  Subject to limitations imposed by law or our articles of incorporation, the preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2016, 120,178 shares of preferred stock were outstanding.

Banking Laws. Any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act, which may delay, discourage or prevent an attempted acquisition or change in control of us.

Restrictions on Calling Special Meeting and Board Nominations. Our bylaws include a provision prohibiting the holders of less than 25% of the voting shares from calling a special meeting of stockholders.  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting.

Cumulative Voting and Other Board Matters.  Our charter expressly denies cumulative voting in the election of directors.  Further our board of directors is divided into three classes, and only one class is nominated for election each year.  Our charter provides that our directors may only be removed for cause and then only by an affirmative vote of at least a majority of the outstanding shares entitled generally in the election of directors.  These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

Approximately 29% of our outstanding shares of voting common stock are owned by three shareholders whose interests could conflict with those of our other shareholders.  Castle Creek, Patriot and SVBP own approximately 9.90%, 9.90% and 9.20%, respectively, of our outstanding shares of voting common stock as of December 31, 2016.  Further, in connection with the private placement, Castle Creek and Patriot each appointed one representative to the Company's board of directors, in each case for so long as these entities, together with its respective affiliates, owns, in aggregate, 5% or more of all of the outstanding shares of our common stock. As a result, Castle Creek and Patriot will be able to exercise significant influence over our corporate policy and business strategy and each of the shareholders will be able to exercise significant influence on our business as shareholders, including influence over election of our board of directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that any of these shareholders may have interests that are different from, or in addition to, the interests of our other shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2016, the Company conducts operations through seven locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Four banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank's Albuquerque offices are in leased office spaces and the Cerrillos Road office is subject to a ground lease as further discussed in Part II, Item 8 of the Form 10-K, Note 11.  In March 2016, the Bank formed Triscensions ABQ, LLCs, a wholly owned subsidiary of the Bank, for the purpose of acquiring, holding, and managing a commercial office building at 7445 Pan American Freeway, NE in Albuquerque, NM.  The Bank intends to utilize approximately one quarter of the building for future banking offices.  The Cerrillos Road ground lease contains a purchase option exercised in 2015, the cost of which is largely offset by a loan held on the property. The Company notified the owners of its intent to exercise its option to purchase the property and expects to complete the purchase or extend the leases in 2017.

In addition to our offices, the Bank operates 22 automatic teller machines ("ATMs") throughout northern New Mexico.  The ATMs are housed either on Bank properties or on leased property.

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

Item 3. Legal Proceedings

The Company and its subsidiaries are subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted. None of which are expected to have a material adverse effect on the Company.

In addition to legal proceedings occurring in the normal course of business, certain governmental investigations and legal proceedings as set forth below are ongoing.

SIGTARP/DOJ Investigation:

The Special Inspector General of the Troubled Relief Program ("SIGTARP") and the Department of Justice ("DOJ") initiated a criminal investigation relating to the financial reporting and securities filings referenced above and actions relating to the 2012 examination of the Bank by the OCC.  The Company is cooperating with all requests from SIGTARP and the DOJ.  SIGTARP and DOJ have advised the Company that it is not the target of the investigation

As of March 9, 2017, no suit or charges have been filed against the Company or its current directors, executive officers or employees by any parties relating to the restatement.

Insurance Coverage and Indemnification Litigation:

●
Trinity Capital Corporation and Los Alamos National Bank v. Atlantic Specialty Insurance Company, Federal Insurance Company, William C. Enloe and Jill Cook, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500083);

●
William C. Enloe v. Atlantic Specialty Insurance Company, Federal Insurance Company, Trinity Capital Corporation and Los Alamos National Bank, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500082); and

●
Mark Pierce v. Atlantic Specialty Insurance Company, Trinity Capitol Corporation d/b/a Los Alamos National Bank, and Federal Insurance Company, (First Judicial District Court, State of New Mexico, Case No. D-101-CV-201502381).

In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe ("Enloe"), Trinity and the Bank's former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company's former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank's former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015. On April 28, 2016, the Court entered an order consolidating the Pierce suit with the Enloe and Trinity suits.  In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for bad faith breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe's suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce and the counterclaims of Cook allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of claims.  On July 18, 2016, one of the insurance company defendants filed a notice removing the consolidated lawsuits to the United States District Court for the District of New Mexico.   Enloe, Pierce, the Company and the Bank each filed motions to remand the coverage litigation back to the First Judicial District Court and are awaiting a ruling on those motions.  The Company and the Bank will vigorously defend its actions and seek indemnification and coverage from its insurance carriers as required under the insurance policies.  Due to the complex nature, the outcome and timing of ultimate resolution is inherently difficult to predict.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trinity's common stock is not listed on any automated quotation system or securities exchange.  No firm makes a market in our stock.  As of December 31, 2016, there were 9,199,306 shares of common stock outstanding and approximately 1,640 stockholders of record.  At December 31, 2016, the most recently reported sale price of Trinity's stock was $4.75 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.

Quarter ended	High sales price	Low sales price

December 31, 2016	$4.75	$3.75
September 30, 2016	4.00	3.75
June 30, 2016	4.00	4.00
March 31, 2016	4.00	4.00

December 31, 2015	$4.00	$4.00
September 30, 2015	4.00	4.00
June 30, 2015	4.50	4.00
March 31, 2015	4.50	3.00

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Part III, Item 12,"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

Dividend Policy

Trinity did not pay dividends on its common stock during 2016 or 2015.  The Company is subject to certain restrictions that currently materially limit its ability to pay dividends on its common stock.  Under New Mexico law, a corporation may not, subject to any restrictions in its articles of incorporation, make any distributions to its shareholders if, after giving effect to such distribution either (1) the corporation would be unable to pay its debts as they become due in the usual course of its business, or (2) the corporation's total assets would be less than the sum of its total liabilities and the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.  In addition, pursuant to the terms of the Written Agreement, the Company is prohibited from declaring and paying any dividends without the prior written approval of the FRB.

On May 7, 2013, the Company, determined to defer its regularly scheduled interest payments on its junior subordinated debentures and its quarterly cash dividend payments payable on its Series A Preferred Stock and Series B Preferred Stock.  Under the terms of both the junior subordinated debentures and the Series A Preferred Stock and Series B Preferred Stock, we are not able to pay dividends on our common shares until the deferred interest payments and all accrued dividends on our Series A Preferred Stock and Series B Preferred Stock have been paid in full.  However, the Company repurchased all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017 in the amount of $50.7 million including all deferred dividends due.  In addition, the Company paid all deferred interest on the junior subordinated debentures in the first quarter of 2017 in the amount of $10.1 million.  Accordingly, the Company is no longer subject to these dividend restrictions.  Please see Part II, Item 8, Notes 10, 16, and 22 of the Form 10-K for more information.

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

Item 6. Selected Consolidated Financial Data

Because we are a smaller reporting company, disclosure under this item is not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under Part I, Item 1A "Risk Factors" and elsewhere in this Form 10-K. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this Form 10-K and "Risk Factors" set forth in Part I, Item 1A of this Form 10-K.

Overview

The Company's net income available to common shareholders increased by $13.7 million from a net loss of $1.9 million for the year ended December 31, 2015 to net income of $11.8 million for the year ended December 31, 2016. This increase was primarily attributable to the reversal of the majority of the valuation allowance on net deferred tax assets ("DTAs") which resulted in an income tax benefit of $13.7 million, increases in taxable investment interest income of $3.8 million, a decrease in venture capital losses of $1.6 million, and an increase of $1.4 million in gains on sale of OREO properties.  Offsetting these factors was a reduction in loan interest income of $3.4 million, an increase in salaries and employee benefits of $1.1 million, an increase in data processing expenses of $839 thousand, and a decrease on gains on loans held for sale of $711 thousand.

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

Regulatory Actions Against the Company and the Bank.

As discussed in Part I, Item 1 of this Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to average total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company and the Bank continue to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Private Placement to Certain Institutional and Accredited Investors

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek, Patriot and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of Series C Preferred Stock. The Company used a portion of the net proceeds from the private placement and a $15 million dividend from the Bank to redeem its outstanding Series A and Series B preferred stock, which it completed on January 25, 2017, and to pay the deferred interest on its trust preferred securities, which it completed in the first quarter of 2017, and for general corporate purposes.

In connection with the private placement and in accordance with the terms of the Stock Purchase Agreement, the Registration Rights Agreement with each of Castle Creek and Patriot. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the purpose of registering the resale of the shares of the Common Stock and the underlying shares of non-voting Common Stock into which the shares of Series C Preferred Stock were converted, as appropriate. The Company is obligated to file the registration statement no later than the third anniversary after the closing of the private placement.

Pursuant to the terms of the Stock Purchase Agreement, Castle Creek and Patriot entered into side letter agreements with us.  Under the terms of the side letter agreements, each of Castle Creek and Patriot is entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of our outstanding shares of common stock (including shares of common stock issuable upon conversion of the Series C Preferred Stock or non-voting common stock).

Also pursuant to the terms of the Stock Purchase Agreement, the Company is permitted to conduct a rights offering to its existing shareholders for shares of common stock, resulting in gross proceeds to the Company of up to $10 million, within one year following the closing of the private placement, or December 19, 2017.  Shares in the rights offering must be sold at the same $4.75 purchase price as the shares of Common Stock sold to the investors pursuant to the Stock Purchase Agreement.  The investors are not entitled to participate in the rights offering pursuant to the Stock Purchase Agreement.

Redemption of Series A Preferred Stock and Series B Preferred Stock

On March 27, 2009, Trinity participated in the TARP Capital Purchase Program by issuing 35,539 shares of Series A Preferred Stock to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Series B Preferred Stock.  Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017 in the amount of $50.7 million including all deferred dividends due.

Payment of Deferred Interest on Trust Preferred Securities

As of December 31, 2016, the Company had outstanding $37.1 million of trust preferred securities with a total of $9.8 million of accrued and unpaid interest.  During the first quarter of 2017, the Company used part of the proceeds from the private placement, plus a portion of a $15 million dividend from the Bank, to pay all of the accrued and unpaid interest on the junior subordinated debentures.

Conversion of Series C Preferred Stock to Non-Voting Common Stock

At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into 8,286,200 shares of non-voting common stock.

Critical Accounting Policies

Allowance for Loan and Lease Losses: The allowance for loan and lease losses calculation was enhanced for the December 31, 2016 calculation.  See Note 1 of this Form 10-K for more information on the impact of this change.

The allowance for loan and lease losses is that amount which, in management's judgment, is considered appropriate to provide for probable incurred losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for impaired loans and historical loss experience factors, combined with other considerations, such as delinquency, nonaccrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable incurred loan losses.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or "other-than-temporary." Declines in the fair value of available for sale securities below their cost that are deemed "other-than-temporary" are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment ("OTTI") exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Deferred Tax Assets: A valuation allowance is required for deferred tax assets ("DTA") if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. In making this assessment, all sources of taxable income available to realize the DTA are considered, including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a DTA. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in those circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified and concluded that the Company's positive evidence overcame the negative evidence.  Therefore, the Company reversed the majority of its valuation allowance on its net deferred tax assets leaving $387 thousand in valuation allowances as of December 31, 2016.  The factors that lead to the decision to reverse the valuation allowance were: 1) positive income before income taxes trend from January 2014 to December 2016, 2) positive year to date income before income taxes at December 31, 2016, and 3) reasonable and supportable forecasts of future taxable income.

There remain limitations on the ability to include the DTA for regulatory capital purposes. Pursuant to regulatory requirements, DTAs that arise from net operating loss and tax credit carryforwards are shown as a deduction from CET1 capital and additional tier 1 capital based on transition provisions starting in 2015 with these DTAs being fully deducted from CET1 capital in 2018.  DTAs that arise from temporary differences that could not be realized through net operating loss carrybacks which exceed either a 10% or 15% threshold of CET1 capital are reported as deductions from CET1 capital.  Finally, DTAs that arise from temporary differences that can be realized through net operating loss carrybacks are not subject to deduction.

For tax purposes, the issuance of voting common stock and Series C preferred stock in connection with the Company's private placement in the fourth quarter of 2016 resulted in an "ownership change" of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company's net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and potential impairment. The annual limitation placed on the Company's ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company's value immediately before the ownership change. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within five years of the date of the ownership change. However, we believe that the full amount of the Company's deferred tax asset will be utilized before it expires.  As of December 31, 2016, the Company had U.S. federal NOLs of approximately $15.4 million and federal business tax credits of approximately $2.4 million of business tax, of which approximately $144 thousand and $0, respectively, were allocated to that portion of 2016 after the ownership change described above.  The Company had an annual Section 382 limitation of $1.14 million with respect to these federal NOLs and business tax credits.

Other Real Estate Owned ("OREO"): OREO, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.

Mortgage Servicing Rights ("MSRs"): The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Fair values of the MSRs are calculated on a monthly basis.  The values are based upon current market conditions and assumptions for comparable mortgage servicing contracts, which incorporate the expected life of the loans, estimated costs to service the loans, servicing fees to be received and other factors. The valuation model calculates the present value of estimated future net servicing income. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.

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

Fees earned for MSRs are recorded as mortgage loan servicing fees on the consolidated statement of operations.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of MSRs as well as change in any valuation allowances are netted against loan servicing fee income.

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

Net Income (Loss). Net income available to common shareholders for the year ended December 31, 2016 was $11.8 million, or a diluted earnings per common share of $1.71, compared to net loss available to common shareholders of $1.9 million for the year ended December 31, 2015, or diluted loss per common share of $0.29, a reduction of $13.7 million in net losses and a decrease in diluted loss per common share of $2.00.  This reduction in net loss available to common shareholders was primarily due to the reversal of the majority of the valuation allowance on the net DTAs resulting in an income tax benefit of $13.7 million, an increase in taxable investment security interest income of $3.8 million, a decrease in venture capital losses of $1.6 million, an increase in gains on sale of OREO properties of $1.4 million, a decrease of $928 thousand in legal, professional, and audit fees, and a decrease of $835 thousand in MSR amortization and valuation.  These were partially offset by a $3.4 million decrease in loan interest income, an increase in provision of $1.3 million, an increase of $1.1 million in salaries and benefits, and a $839 thousand increase in data processing.

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

Net Interest Income. The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$812,377	$38,915	4.79%	$862,465	$42,364	4.91%	$975,317	$48,766	5.00%
Taxable investment securities	402,325	7,716	1.92%	269,653	3,956	1.47%	178,102	2,081	1.17%
Investment securities exempt from federal income taxes	25,130	520	2.07%	6,739	175	2.60%	12,223	452	3.70%
Securities purchased under resell agreements	3,119	43	1.38%	20,129	155	0.77%	19,689	134	0.68%
Other interest-bearing deposits	95,972	432	0.45%	217,590	739	0.34%	234,755	580	0.25%
Non-marketable equity securities	4,001	222	5.55%	4,281	215	5.02%	1,116	137	12.28%
Total interest-earning assets	1,342,924	47,848	3.56%	1,380,857	47,604	3.45%	1,421,202	52,150	3.67%
Non-interest-earning assets	68,734			61,065			63,602
Total assets	$1,411,658			$1,441,922			$1,484,804

Interest-bearing Liabilities:
Deposits:
NOW deposits	$95,808	$135	0.14%	$157,587	$106	0.07%	$152,615	$173	0.11%
Money market deposits	405,605	133	0.03%	292,660	202	0.07%	290,951	271	0.09%
Savings deposits	399,361	338	0.08%	374,671	318	0.08%	354,311	299	0.08%
Time deposits over $100,000	133,403	1,040	0.78%	170,770	1,457	0.85%	211,582	2,074	0.98%
Time deposits under $100,000	122,428	633	0.52%	140,579	856	0.61%	162,423	1,116	0.69%
Short-term borrowings	-	-	0.00%	4,441	139	3.13%	15,430	471	3.05%
Long-term borrowings	2,300	146	6.34%	2,300	146	6.35%	6,870	285	4.15%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%	2,211	239	10.81%
Junior subordinated debt	37,116	2,942	7.93%	37,116	2,652	7.15%	37,116	2,428	6.54%
Total interest-bearing liabilities	1,198,232	5,367	0.45%	1,182,335	5,876	0.50%	1,233,509	7,356	0.60%
Demand deposits, noninterest- bearing	96,199			151,283			152,599
Other noninterest-bearing liabilities	30,405			25,430			10,650
Stockholders' equity, including stock owned by ESOP	86,822			82,874			88,046
Total liabilities and stockholders equity	$1,411,658			$1,441,922			$1,484,804
Net interest income/interest rate spread (2)		$42,481	3.12%		$41,728	2.95%		$44,794	3.07%
Net interest margin (3)			3.16%			3.02%			3.15%

(1)
Average loans include nonaccrual loans of $24.3 million, $31.5 million and $50.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Interest income includes loan origination fees of $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2016, net interest income increased $753 thousand to $42.5 million from $41.7 million in 2015 due to increased interest income of $244 thousand and a decrease in interest expense of $509 thousand from 2015.  Net interest income increased primarily due to an increase in volume of taxable investment securities of $132.7 million and an increase in volume of tax-exempt investment securities of $18.4 million, partially offset by a lower average volume of loans of $50.1 million and a lower average volume of interest-bearing deposits of $121.6 million.  The increase volume of investment securities resulted in the average yield on earning assets to increase 11 basis points to 3.56% in 2016 from 3.45% in 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $55.5 million and a decrease in average volume of NOW deposits of $61.8 million, partially offset by an increase in average volume of money market deposits of $112.9 million and an increase in average volume of savings deposits of $24.7 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline five basis points to 0.45% in 2016 from 0.50% in 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin decreased 14 basis point to 3.16% in 2016 from 3.02% in 2015.

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

	Year ended December 31,			Year Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans, includes fees	$(2,460)	$(989)	$(3,449)	$(5,643)	$(759)	$(6,402)
Taxable investment securities	1,946	1,814	3,760	1,070	805	1,875
Investment securities exempt from federal income taxes	478	(133)	345	(203)	(249)	(452)
Securities purchased under resell agreements	(131)	19	(112)	3	18	21
Other interest bearing deposits	(413)	106	(307)	(42)	201	159
Non-marketable equity securities	(14)	21	7	389	(311)	78
Total (decrease) increase in interest income	$(594)	$838	$244	$(4,426)	$(295)	$(4,721)
Interest-bearing Liabilities:
NOW deposits	$(42)	$71	$29	$6	$(73)	$(67)
Money market deposits	78	(147)	(69)	2	(71)	(69)
Savings deposits	21	(1)	20	17	2	19
Time deposits over $100,000	(319)	(98)	(417)	(400)	(217)	(617)
Time deposits under $100,000	(111)	(112)	(223)	(150)	(110)	(260)
Short-term borrowings	(139)	-	(139)	(335)	3	(332)
Long-term borrowings	-	-	-	(191)	52	(139)
Capital long-term lease obligation	-	-	-	-	(239)	(239)
Junior subordinated debt	-	290	290	-	224	224
Total (decrease) increase in interest expense	$(512)	$3	$(509)	$(1,051)	$(429)	$(1,480)
(Decrease) increase in net interest income	$(82)	$835	$753	$(3,375)	$134	$(3,241)

Provision for Loan Losses. Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses at December 31, 2016 and December 31, 2015 was $14.4 million and $17.4 million, respectively, representing 1.8 % and 2.1 % of total loans as of such dates. We recorded a $1.8 million provision for loan losses for the year ended December 31, 2016 compared with $500 thousand for the year ended December 31, 2015. The decrease in the allowance for loan losses was primarily due to a decrease in impaired loan balances due to a loan sale in the fourth quarter.  See the Balance Sheet section below for further information on provision for loan losses.

The provision for loan losses for the year ended December 31, 2015 was $500 thousand compared with $2.0 million provision for the year ended December 31, 2014. The decrease in the provision was primarily due to a decrease in impaired loan balances.

Noninterest Income. Changes in noninterest income between 2016 and 2015 and between 2015 and 2014 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Net difference	2015	2014	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$2,056	$2,298	$(242)	$2,298	$2,428	$(130)
Trust and investment services fees	2,260	2,604	(344)	2,604	2,564	40
Service charges on deposits	1,025	1,262	(237)	1,262	1,528	(266)
Net gain (loss) on sale of OREO	1,810	427	1,383	427	(2,012)	2,439
Net gain on sale of loans	1,918	2,629	(711)	2,629	2,373	256
Net gain on sale of securities	184	4	180	4	1	3
BOLI income	191	-	191	-	-	-
Other fees	2,279	2,107	172	2,107	1,806	301
Other noninterest income (loss)	104	(1,202)	1,306	(1,202)	317	(1,519)
Total noninterest income	$11,827	$10,129	$1,698	$10,129	$9,005	$1,124

Noninterest income increased $1.7 million to $11.8 million in 2016 from $10.1 million in 2015, primarily attributable to a decrease in losses on the venture capital investments of $1.6 million, and an increase in gains on sale of OREO properties of $1.4 million, partially offset by a decrease in gains on sale of loans of $711 thousand, a decrease in trust and investment service fees of $344 thousand, and a decreases of $242 thousand in mortgage loan servicing fees.

Noninterest income increased $1.1 million to $10.1 million in 2015 from $9.0 million in 2014, primarily attributable to increase in net gain on sale of OREO properties of $2.4 million, partially offset by decrease in income on the venture capital investments of $1.4 million due to impairment and recorded losses reported to us, a decrease in service charges on deposits of $266 thousand, and a decrease of mortgage servicing income of $130 thousand.

Noninterest Expenses. Changes in noninterest expenses between 2016 and 2015 and between 2015 and 2014 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Net difference	2015	2014	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$25,630	$24,482	$1,148	$24,482	$25,269	$(787)
Occupancy	3,205	3,452	(247)	3,452	4,204	(752)
Data processing	3,818	2,979	839	2,979	3,155	(176)
Legal, professional and audit fees	6,376	7,304	(928)	7,304	10,868	(3,564)
Amortization and valuation of MSRs	558	1,393	(835)	1,393	1,673	(280)
Other noninterest expenses:
Marketing	1,067	1,335	(268)	1,335	1,119	216
Supplies	794	486	308	486	444	42
Postage	639	648	(9)	648	748	(100)
FDIC insurance premiums	2,250	3,087	(837)	3,087	3,211	(124)
Collection expenses	746	834	(88)	834	1,217	(383)
Other	4,988	3,443	1,545	3,443	4,713	(1,270)
Total other noninterest expenses	10,484	9,833	651	9,833	11,452	(1,619)
Total noninterest expenses	$50,071	$49,443	$628	$49,443	$56,621	$(7,178)

Noninterest expenses increased $628 thousand to $50.1 million in 2016 from $49.4 million in 2015. This increase was primarily attributable to an increase of $1.1 million in salaries and benefits expense, an increase of $839 thousand in data processing expenses, an increase in fair value expense on interest rate contracts of $341 thousand, an increase in supplies expense of $308 thousand, and an increase in director fees of $151 thousand, partially offset by a decrease of $928 thousand in legal, professional, and audit fees, a decrease of $837 thousand in FDIC insurance premiums, and a decrease of $835 thousand in MSR amortization and valuation.

Noninterest expenses decreased $7.2 million to $49.4 million in 2015 from $56.6 million in 2014. This decrease was primarily attributable to a decrease of $3.6 million in legal, professional and accounting fees due to reduced fees associated with the restatement of our consolidated financial statements and the related requests from regulatory agencies, including with respect to the SEC investigation, for information regarding the restatements, as well as compliance with enforcement actions issued by bank regulators; a decrease of $787 thousand in salaries and employee benefits, a decrease of $752 thousand in occupancy expenses, a decrease of $757 thousand included in the other category due to the payment of the civil money penalty to the SEC in 2014,  a decrease of $372 thousand in OREO property management expenses, a decrease of $297 thousand in bankcard and network expenses, and a decrease of $280 thousand in MSR amortization and valuation.

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

Income Taxes. Benefit for income taxes increased $13.7 million from 2015 to 2016.   There was a benefit income tax in 2016 due to the reversal of $14.8 million of the valuation allowance on the deferred tax assets leaving a $387 thousand valuation allowance at December 31, 2016.  There was no income tax provision or benefit in 2015 due to a full valuation allowance on the deferred tax assets.  Due to the private stock placement, the Company's Section 382 annual limitation was $1.14 million at December 31, 2016 although the Company does expect to realize the full NOL amounts. For further discussion of income taxes, see Note 14 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data".

Financial Condition

General. Total assets as of December 31, 2016 were $1.43 billion, increasing $26.6 million from $1.40 billion as of December 31, 2015.  During 2016, net loans decreased by $51.3 million and cash and cash equivalents decreased by $69.5 million, but were offset by an increase of $123.6 million in investment securities available for sale.  During the same period total liabilities decreased to $1.29 billion, a decrease of $31.7 million.  Stockholders' equity (excluding stock owned by the ESOP) decreased $57.8 million to $134.1 million as of December 31, 2016 compared to $76.3 million as of December 31, 2015 due to the issuance of new shares in our private placement.  For more information on the stock purchase agreement see Note 22 "Subsequent Events" in Item 8 "Financial Statements and Supplementary Data".

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Sources of Funds" included below under this Item 7 of this Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio:

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$69,306	$68,828	$69,798	$69,584	$42,438	$42,282
States and political subdivisions	38,718	37,343	3,429	3,576	4,964	5,087
Residential mortgage-backed security	206,101	203,819	123,055	121,597	102,482	101,775
Residential collateralized mortgage obligation	14,828	14,816	40,305	39,921	41,119	41,051
Commercial mortgage backed security	117,272	114,172	41,341	41,119	24,993	24,882
SBA pool	681	672	757	750	949	945
Asset-backed security	-	-	40,136	39,493	-	-
Totals	$446,906	$439,650	$318,821	$316,040	$216,945	$216,022

Securities Held to Maturity:
SBA pools	$8,824	$8,613	$8,986	$8,988	$9,269	$9,378
State and political subdivisions	-	-	-	-	2,506	2,569
Totals	$8,824	$8,613	$8,986	$8,988	$11,775	$11,947

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from seven months to seven years.  States and political subdivision investment securities consist of a local issue rated "Aa1" by Moody's Investment Services with maturities of eight months to seventeen years.

The Company had a total of $14.8 million in collateralized mortgage obligations ("CMOs") as of December 31, 2016.  The CMOs were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2016, the ratings of these securities were Aaa, which is considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of December 31, 2016, none of these securities were deemed to have OTTI.  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2016 and 2015, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2016:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of December 31, 2016	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$10,003	0.80%	$29,399	1.30%	$29,427	2.25%	$-	0.00%
States and political subdivision (1)	201	1.10%	1,296	1.48%	1,762	2.31%	34,083	2.70%
Mortgage backed	-	0.00%	18,562	1.66%	90,538	2.23%	223,706	2.31%
SBA pools	-	0.00%	-	0.00%	-	0.00%	673	1.04%
Asset backed securities	-	0.00%	-	0.00%	-	0.00%	-	2.01%
Totals	$10,204	0.81%	$49,257	1.66%	$121,727	2.21%	$258,462	2.31%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$8,613	3.48%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$8,613	3.48%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

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

The following table sets forth the composition of the loan portfolio:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$69,161	8.79%	$92,995	11.05%	$108,309	11.87%
Commercial real estate	405,900	51.58	371,599	44.17	366,199	40.15
Residential real estate	214,726	27.29	258,606	30.74	305,744	33.52
Construction real estate	75,972	9.66	89,341	10.62	100,178	10.98
Installment and other	21,053	2.68	28,730	3.42	31,768	3.48
Total loans	786,812	100.00	841,271	100.00	912,198	100.00
Unearned income	(1,322)		(1,483)		(1,651)
Gross loans	785,490		839,788		910,547
Allowance for loan losses	(14,352)		(17,392)		(24,783)
Net loans	$771,138		$822,396		$885,764

Net loans decreased $51.3 million from $822.4 million as of December 31, 2015 to $771.1 million as of December 31, 2016. The largest decreases were in gross residential real estate loans of $43.9 million, gross commercial loans of $23.8 million, gross construction loans of $13.4 million, and gross installment and other loans of $7.7 million, partially offset by increases in gross commercial real estate loans of $34.3 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of December 31, 2016:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$10,192	$35,879	$14,601	$92	$9,947	$-	$34,740	$35,971
Commercial real estate	19,593	122,704	59,616	75,642	113,828	14,763	193,037	213,109
Residential real estate	257	108,488	4,914	15,068	82,596	1,607	87,767	125,163
Construction real estate	22,707	34,781	3,634	242	8,274	6,334	34,615	41,357
Installment and other	1,060	11,088	4,304	-	4,601	-	9,965	11,088
Total loans	$53,809	$312,940	$87,069	$91,044	$219,246	$22,704	$360,124	$426,688

Asset Quality. Over the past several years, the Bank has experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accruing loans	$21,478	$30,325	$47,856	$52,086	$45,631
Loans 90 days or more past due, still accruing interest	-	-	361	32	-
Total non-performing loans	21,478	30,325	48,217	52,118	45,631
OREO	8,436	8,346	13,980	14,002	9,211
Other repossessed assets	-	-	338	343	115
Total non-performing assets	$29,914	$38,671	$62,535	$66,463	$54,957
TDRs, still accruing interest	$35,158	$53,592	$60,973	$80,873	$80,609
Total non-performing loans to total loans	2.73%	3.60%	5.29%	4.92%	3.81%
Allowance for loan losses to non- performing loans	66.82%	57.35%	51.40%	54.41%	78.09%
Total non-performing assets to total assets	2.10%	2.76%	4.32%	4.29%	3.56%

As of December 31, 2016, total non-performing assets decreased $8.8 million to $29.9 million from $38.7 million as of December 31, 2015 primarily due to a decrease in non-accruing loans of $8.8 million.  The decreases in non-accruing loans were primarily in the categories of commercial real estate loans of $4.9 million, residential real estate loans of $3.6 million, and commercial loans of $1.1 million, partially offset by an increase in non-accruing construction loans of $806.0 thousand. The overall reduction in non-performing assets is a result of a combination of transfers to OREO, charge-offs, and a bulk loan sale.

The following table presents data related to non-performing loans by dollar amount and category as of December 31, 2016 and 2015:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,212	-	-
Under $1.5 million	14	1,192	11	3,611	50	4,247
Total	14	$1,192	12	$5,823	50	$4,247

Percentage of individual loan category		1.69%		1.43%		1.99%

December 31,2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	3	5,719	-	-
Under $1.5 million	17	2,268	16	5,018	51	7,821
Total	17	$2,268	19	$10,737	51	$7,821

Percentage of individual loan category		2.44%		2.89%		3.02%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,596	-	-	4	8,808
Under $1.5 million	17	3,563	4	57	96	12,670
Total	20	$10,159	4	$57	100	$21,478

Percentage of individual loan category		13.37%		0.27%		2.73%

December 31, 2015
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	5	10,570
Under $1.5 million	19	4,502	4	146	107	19,755
Total	21	$9,353	4	$146	112	$30,325

Percentage of individual loan category		10.47%		0.51%		3.60%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers now have access to all elements of a relationship.  In 2016 and 2015, a significant portion of the loan portfolio was also examined by independent third party consultants.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are made.  If interest on nonaccrual loans had been accrued, such income would have amounted to $1.1 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.  Our policy is to place loans 90 days past due on nonaccrual status.

We consider a loan to be impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, rather than discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge-off to the allowance.

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

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$17,392	$24,783	$28,358	$35,633	$34,873
Provision for loan losses	1,800	500	2,000	-	27,206
Charge-offs:
Commercial	822	1,919	2,261	2,028	8,964
Commercial real estate	5,834	4,731	2,772	3,296	10,190
Residential real estate	1,726	2,297	2,463	2,447	4,081
Construction real estate	21	1,570	285	471	6,919
Installment and other	575	642	631	929	1,263
Total charge-offs	8,978	11,159	8,412	9,171	31,417
Recoveries:
Commercial	2,830	1,476	818	762	3,776
Commercial real estate	601	508	746	290	270
Residential real estate	348	520	669	436	147
Construction real estate	143	471	454	295	472
Installment and other	216	293	150	113	306
Total recoveries	4,138	3,268	2,837	1,896	4,971
Net charge-offs	4,840	7,891	5,575	7,275	26,446
Balance at end of year	$14,352	$17,392	$24,783	$28,358	$35,633

Net charge-offs for 2016 totaled $4.8 million, a decrease of $3.1 million from 2015 primarily due to decreases in net charge-offs for commercial loans of $2.5 million and decreases in net charge-offs of construction real estate loans of $1.2 million, partially offset by increases in net charge-offs for commercial real estate loans of $1.0 million.  A bulk loan sale completed in the fourth quarter of 2016 was completed.  There were $4.7 million in net charge offs in 2016 due to the bulk loan sale.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each classification to total loans:

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,449	10.10%	$2,442	14.04%
Commercial real estate	6,472	45.09	6,751	38.82
Residential real estate	4,524	31.52	6,082	34.97
Construction real estate	1,119	7.80	1,143	6.57
Installment and other	715	4.98	940	5.40
Unallocated	73	0.51	34	0.19
Total	$14,352	100.00	$17,392	100.00

The allowance for loan losses decreased $3.0 million from $17.4 million as of December 31, 2015 to $14.4 million as of December 31, 2016. This reduction was largely due to net charge-offs in commercial real estate loan and residential real estate loan categories. Non-recurring net charge-offs in the amount of $4.7 million were required in 2016 due to a bulk sale of loans.  A $1.8 million provision for loan loss was required during 2016 due to the bulk loan sale.  A $500 thousand provision for loan loss was required during 2015 due to impairment adjustments identified during subsequent event reviews to maintain an adequate reserve for the current portfolio. As of December 31, 2016 there are $3.0 million in specific reserves recorded to cover future charge-offs.  For further information, see the discussion in "Critical Accounting Policies—Allowance for Loan Losses" above in this Item 7.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2016 were $53.8 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $3.0 million allocated in the allowance for loan losses as of December 31, 2016.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of December 31, 2016 were $43.1 million.  Of these, $35.2 million were still performing in accordance with modified terms as of December 31, 2016.  Please see Part II, Item 8, Note 4 for additional information.

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

See Item 1 "Explanatory Note" and Item 9A "Controls and Procedures" in this Form 10-K for a discussion of the restatement of previously issued financial statements as the result of correcting misstatements related to the Company's allowance for loan losses, carrying value of OREO and loan credit quality disclosures.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Performing loans classified as:
Substandard	$22,573	$59,860	$73,643	$88,291	$87,109
Total performing adversely classified loans	$22,573	$59,860	$73,643	$88,291	$87,109
Special mention loans	$18,589	$30,932	$52,313	$32,260	$11,848

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of December 31, 2016 were $22.6 million, a decrease of $37.3 million from $59.9 million as of December 31, 2015.  The declines were primarily in the commercial real estate, commercial loans, and construction real estate loan categories.  The majority of this reduction was due to the bulk loan sale in the amount of $12.9 million. In addition, special mention loans decreased $12.3 million.  These declines were primarily in commercial loans, construction real estate loans, and commercial real estate loans.  For further discussion of loans, see Note 4 "Loans and Allowance for Loan Losses" in Item 8, "Financial Statements and Supplementary Data."

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

The following table sets forth the maturities of time deposits $250 thousand and over:

December 31, 2016 (In thousands)

Maturing within three months	$5,507
After three but within six months	4,511
After six but within twelve months	7,460
After twelve but within three years	4,374
After three years	6,679
Total time deposits $250,000 and over	$28,531

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The following table sets forth certain information regarding our borrowings for the years ended December 31, 2016, 2015 and 2014:

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$-	$4,441	$15,430
Maximum outstanding at any month-end during the period	-	20,000	20,000
Balance outstanding at end of period	-	-	20,000
Weighted average interest rate during the period	0.00%	3.13%	3.05%
Weighted average interest rate at end of the period	0.00%	0.00%	3.05%
Long-term borrowings:
Average balance outstanding	$2,300	$2,300	$6,870
Maximum outstanding at any month-end during the period	2,300	2,300	22,300
Balance outstanding at end of period	2,300	2,300	2,300
Weighted average interest rate during the period	6.34%	6.34%	4.15%
Weighted average interest rate at end of the period	6.34%	6.34%	6.34%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	7.93%	7.15%	6.54%
Weighted average interest rate at end of the period (1)	6.26%	6.09%	5.95%

(1)	Excludes interest impact of compounding interest on deferred payments.

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

We adhere to a liquidity policy, which was updated and approved by the Board of Directors in December 2016, which requires that we maintain the following liquidity ratios:

●	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs 1.15 Times
●	Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) 100%
●	Fed Funds Purchased are limited to 60% of the total Available Lines, leaving 40% available for emergency needs and potential funding needs.
●	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
●	Total Borrowings are limited to no more than 25% of Total Funding (which is defined as equal to Total Assets).
●	Wholesale (CDs) Funds is limited to no more than 25% of the Bank's Total Funding (total assets).
●	Brokered funds are not to exceed 20% of total funding without the prior approval of the Board of Directors.
●	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding (total assets).

As of December 31, 2016 we were in compliance with the foregoing policy.  As of December 31, 2015 we were in compliance with the then effective liquidity policy as outlined in the December 31, 2015 Form 10-K filed on October 31, 2016.

As of December 31, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $118.3 million and standby letters of credit of $7.2 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $172.4 million as of December 31, 2016. As of December 31, 2016, total certificates of deposits declined $66.4 million or 23.16 % from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow $20 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of December 31, 2016, we had the ability to borrow from the FHLB up to $100.6 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See Part I, Item 1 "Business—Supervision and Regulation—Trinity—Dividends Payments" and Part I, Item 1 "Business—Supervision and Regulation—The Bank—Dividend Payments" of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, financial condition, and results of operations.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 capital to total assets of at least 8%; and (ii) a ratio of total capital to total risk-weighted assets of at least 11%. As of December 31, 2016, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" below and Note 19 "Regulatory Matters" in Part II, Item 8, "Financial Statements and Supplementary Data.

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2016.  For further discussion of the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$994,848	$994,848	$-	$-	$-
Time deposits (1)	220,241	172,435	31,754	10,122	5,930
Short-term borrowings (1)	-	-	-	-	-
Long-term borrowings (1)	2,300	-	-	2,300	-
Operating leases	134	122	10	2	-
Capital lease obligation	2,211	2,211	-	-	-
Junior subordinated debt (1)	37,116	-	-	-	37,116
Total contractual long-term cash obligations	$1,256,850	$1,169,616	$31,764	$12,424	$43,046

(1)	Excludes interest.

Deposits without a stated maturity and time deposits do not necessarily represent future cash requirements.  While these deposits contractually can be withdrawn by the customer on the dates indicated in the above table, historical experience has shown these deposits to have low volatility.  Operating leases represent rental payments for office and storage property, as well as space for ATM installation in various locations.  The capital leases were acquired in 2006 for the land on which our third office in Santa Fe was constructed.  The leases contain a purchase option exercised in 2015, the cost of which is largely offset by a loan held on the property. The Company notified the owners of its intent to exercise its option to purchase the property and expects to complete the purchase or extend the leases in 2017.

As of December 31, 2016 the Company had a total of $9.8 million of accrued and unpaid interest due on the junior subordinated debt.

Data Processing Agreement. In September 2015, the Bank entered into a data processing agreement with FIS, a global leader in banking and payments technology.   This agreement will allow the Bank to increase efficiency and functionality, and expand its services to better meet the needs of its customers.  The Bank implemented the FIS core system on July 18, 2016.   The contract has an initial term of five (5) years.   The terms of the agreement call for monthly payments based, in large part, on the amount of volume processed.   Currently, the Company anticipates that the required payments under the new agreement will total approximately $14.8 million over the initial five-year term of the agreement.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2016.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Part II, Item 8, "Financial Statements and Supplementary Data."

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$19,926	$18,928	$986	$12	$-
Commercial real estate	475	425	50	-	-
Residential real estate	12,668	12,668	-	-	-
Construction real estate	22,818	932	19,120	-	2,766
Revolving home equity and credit card lines	52,166	32,495	6,171	3,332	10,168
Other	10,199	9,969	230	-	-
Standby letters of credit	7,152	7,036	116	-	-
Total commitments to extend credit	125,404	82,453	26,673	3,344	12,934
Commitments to sell mortgage loans	-	-	-	-	-
Commitments to make loans	5,835	5,835	-	-	-
ESOP liquidity put	3,192	638	1,277	1,277	-
Total commitments	$134,431	$88,926	$27,950	$4,621	$12,934

Commitments to extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements, as these commitments may expire without being drawn upon.  Commitments to sell mortgage loans are offset by commitments from customers to enter into a mortgage loan.  The Bank's contract with customers specifically requires the customer to pay any fees incurred in the event that we cannot deliver a mortgage to the buyer according to the contract with the buyer of the mortgage.  The ESOP liquidity put is described in Note 12 "Retirement Plans" in Part II, Item 8, "Financial Statements and Supplementary Data."

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, being fully phased in by January 1, 2019.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 6%, CET1 capital to risk-weighted assets of 4.5%, and Tier 1 capital to total assets of 4%.  A "well–capitalized" institution must maintain minimum ratios of total capital to risk-weighted assets of at least 10%, Tier 1 capital to risk-weighted assets of at least 8%, CET1 capital to risk-weighted assets of at least 6.5%, and Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

A certain amount of Trinity's Tier 1 Capital is in the form of trust preferred securities. See Note 10, "Junior Subordinated Debt" in Item 8, "Financial Statements and Supplementary Data" for details on the effect these have on risk based capital. See "Risk Factors" in Part I, Item 1A of this Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios as of December 31, 2016 fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of December 31, 2016, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2016 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.00%	N/A	N/A	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.00%	$89,649	10.00%	$98,614	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.00%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.00%	71,719	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.50%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.50%	58,272	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	167,290	12.0120%	35,690	4.00%	N/A	N/A	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.00%	44,824	5.00%	71,719	8.00%

N/A—not applicable

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At December 31, 2016 the Bank's capital conservation buffer was 7.3793 % and the consolidated capital conservation buffer was 2.3186%.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, disclosure under this item is not required.

Item 8. Financial Statements and Supplementary Data

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trinity Capital Corporation
Los Alamos, New Mexico

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation & Subsidiaries ("the Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
April 14, 2017

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands, except share data)

	2016	2015
ASSETS
Cash and due from banks	$13,537	$13,506
Interest-bearing deposits with banks	105,798	151,049
Securities purchased under resell agreements	-	24,320
Cash and cash equivalents	119,335	188,875
Investment securities available for sale, at fair value	439,650	316,040
Investment securities held to maturity, at amortized cost (fair value of $8,613 and $8,988 as of December 31, 2016 and 2015, respectively)	8,824	8,986
Non-marketable equity securities	3,812	3,854
Loans held for sale	-	3,041
Loans (net of allowance for loan losses of $14,352 and $17,392 as of December 31, 2016 and 2015, respectively)	771,138	822,396
Mortgage servicing rights ("MSRs"), net	6,905	6,882
Bank owned life insurance ("BOLI")	10,191	-
Premises and equipment, net	25,959	23,373
Other real estate owned ("OREO"), net	8,436	8,346
Other assets	31,376	17,192
Total assets	$1,425,626	$1,398,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$28,301	$75,867
Interest-bearing	1,186,788	1,178,091
Total deposits	1,215,089	1,253,958
Long-term borrowings	2,300	2,300
Junior subordinated debt	37,116	37,116
Other liabilities	33,822	26,621
Total liabilities	1,288,327	1,319,995

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 671,962 shares and 672,623 shares as of December 31, 2016 and 2015, respectively, at fair value	3,192	2,690

Commitments and contingencies (Notes 11, 15 and 17)

Stockholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 9% cumulative perpetual, 35,539 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	35,068	34,858
Series B, 9% cumulative perpetual, 1,777 shares issued and outstanding, $1,000 liquidation value per share, at amortized cost	1,850	1,882
Series C, 0% convertible cumulative perpetual, 82,862 shares issued and outstanding, $475 liquidation value per share, at amortized cost	37,089	-
Common stock, no par, 20,000,000 shares authorized; 9,199,306 and 6,856,800 shares issued; 9,199,306 shares and 6,491,802 shares outstanding as of December 31, 2016 and 2015, respectively	9,510	6,836
Additional paid-in capital	694	1,153
Retained earnings	55,391	44,232
Accumulated other comprehensive loss	(5,495)	(2,781)
Total stockholders' equity before treasury stock	134,107	86,180
Treasury stock, at cost; 0 shares and 364,998 shares as of December 31, 2016 and 2015, respectively	-	(9,880)
Total stockholders' equity	134,107	76,300
Total liabilities and stockholders' equity	$1,425,626	$1,398,985

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
Interest income:
Loans, including fees	$38,915	$42,364	$48,766
Interest and dividends on investment securities:
Taxable	7,716	3,956	2,081
Nontaxable	520	175	452
Other interest income	697	1,109	851
Total interest income	47,848	47,604	52,150

Interest expense:
Deposits	2,279	2,939	3,933
Borrowings	146	285	995
Junior subordinated debt	2,942	2,652	2,428
Total interest expense	5,367	5,876	7,356
Net interest income	42,481	41,728	44,794
Provision for loan losses	1,800	500	2,000
Net interest income after provision for loan losses	40,681	41,228	42,794

Noninterest income:
Mortgage loan servicing fees	2,056	2,298	2,428
Trust and investment services fees	2,260	2,604	2,564
Service charges on deposits	1,025	1,262	1,528
Net gain (loss) on sale of OREO	1,810	427	(2,012)
Net gain on sale of loans	1,918	2,629	2,373
Net gain on sale of securities	184	4	1
BOLI income	191	-	-
Other fees	2,279	2,107	1,806
Other noninterest income (loss)	104	(1,202)	317
Total noninterest income	11,827	10,129	9,005

Noninterest expenses:
Salaries and employee benefits	25,630	24,482	25,269
Occupancy	3,205	3,452	4,204
Data processing	3,818	2,979	3,155
Legal, professional, and audit fees	6,376	7,304	10,868
Amortization and valuation of MSRs	558	1,393	1,673
Other noninterest expense	10,484	9,833	11,452
Total noninterest expenses	50,071	49,443	56,621
Income (loss) before provision for income taxes	2,437	1,914	(4,822)
(Benefit) provision for income taxes	(13,676)	-	1,170
Net income (loss)	16,113	1,914	(5,992)
Dividends and discount accretion on preferred shares	4,272	3,803	3,230
Net income (loss) available to common shareholders	$11,841	$(1,889)	$(9,222)
Basic earnings (loss) per common share	$1.79	$(0.29)	$(1.43)
Diluted earnings (loss) per common share	$1.71	$(0.29)	$(1.43)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income (loss)	$16,113	$1,914	$(5,992)
Other comprehensive loss:
Unrealized losses on securities available for sale	(4,290)	(2,222)	(89)
Securities gains reclassified into earnings	(184)	(4)	(1)
Related income tax benefit	1,760	-	36
Other comprehensive loss	(2,714)	(2,226)	(54)
Total comprehensive income (loss)	$13,399	$(312)	$(6,046)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Common stock
	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2013	$6,836	$(10,974)	$36,386	$2,005	$54,958	$(501)	$88,710
Net income					(5,992)		(5,992)
Other comprehensive income						(54)	(54)
Dividends declared on preferred shares					(3,052)		(3,052)
Amortization of preferred stock issuance costs			177		(177)		-
Treasury shares issued for stock option plan		86		14			100
Dissolution of subsidiary				(56)			(56)
Net change in the fair value of stock owned by ESOP participants					1,347		1,347
Balance, December 31, 2014	$6,836	$(10,888)	$36,563	$1,963	$47,084	$(555)	$81,003
Net loss					1,914		1,914
Other comprehensive income						(2,226)	(2,226)
Dividends declared on preferred shares					(3,917)		(3,917)
Amortization of preferred stock issuance costs			177		(177)		-
Treasury shares issued for board compensation		1,008		(810)			198
Net change in the fair value of stock owned by ESOP participants					(672)		(672)
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net Income					16,113		16,113
Other comprehensive income						(2,714)	(2,714)
Issued preferred stock C - capital raise			39,359				39,359
Issued common stock - capital raise	2,661	8,983		997			12,641
Preferred stock C issuance costs			(2,270)				(2,270)
Common stock issuance costs				(769)			(769)
ESOP distribution	1			2			3
Issue vested restricted stock units ("RSUs")	12			(12)			-
RSUs granted in 2016 expenses				82			82
Dividends declared on preferred shares					(4,272)		(4,272)
Amortization of preferred stock issuance costs			178		(178)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					(504)		(504)
Balance, December 31, 2016	$9,510	$-	$74,007	$694	$55,391	$(5,495)	$134,107

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$16,113	$1,914	$(5,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,423	1,653	2,409
Provision for loan losses	1,800	500	2,000
Net (gain) loss on sale of investment securities	(184)	(4)	1
Net gain on sale of loans	(1,918)	(2,629)	(2,373)
(Gains) losses and write-downs on OREO, net	(1,699)	(243)	2,079
Loss (gain) on disposal of premises and equipment	1	27	(3)
(Increase) decrease in deferred income tax assets	(13,676)	-	36
Federal Home Loan Bank (FHLB) stock dividends received	(4)	(4)	-
Net amortization of MSRs	1,455	1,515	1,676
Change in mortgage servicing rights valuation allowance	(897)	(122)	(4)
BOLI income	(191)	-	-
Compensation expense recognized for restricted stock units	82	-	-
Changes in operating assets and liabilities:
Other Assets	2,206	13,560	3,493
Other Liabilities	2,929	1,527	2,661
Net cash provided by operating activities before origination and gross sales of loans held for sale	11,440	17,694	5,983
Gross sales of loans held for sale	(51,392)	81,561	78,679
Origination of loans held for sale	55,770	(77,163)	(79,612)
Net cash provided by operating activities	$15,818	$22,092	$5,050

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$55,059	$64,316	$62,562
Proceeds from sale of investment securities, available for sale	98,259	10,951	-
Purchase of investment securities, available for sale	(285,978)	(179,718)	(157,101)
Proceeds from maturities and paydowns of investment securities, held to maturity	140	191	7,893
Proceeds from maturities and paydowns of investment securities, other	-	374	-
Proceeds from sale of investment securities, other	-	888	-
Purchase of investment securities, other	-	(36)	(160)
Purchase bank owned life insurance	(10,000)	-	-
Proceeds from sale of other real estate owned	5,157	7,989	8,849
Proceeds from the bulk loan sale	16,248	11,860	-
Loans paid down (funded), net	66,755	88,263	130,448
Purchases of loans	(36,323)	(37,190)	(431)
Purchases of premises and equipment	(4,905)	(350)	(538)
Proceeds from sale of premises and equipment	-	31	-
Net cash (used in) provided by investing activities	(95,588)	(32,178)	51,522
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	27,512	27,904	(34,708)
Net decrease in time deposits	(66,381)	(56,539)	(65,764)
Repayment of borrowings	-	(20,000)	-
Issuance of common stock for capital raise, net of costs	11,872	-	-
Issuance of preferred stock for capital raise, net of costs	37,089	-	-
Issuance of common stock for stock option plan	138	198	100
Net cash (used in) financing activities	10,230	(48,437)	(100,372)
Net decrease in cash and cash equivalents	(69,540)	(58,523)	(43,800)
Cash and cash equivalents:
Beginning of period	188,875	247,398	291,198
End of period	$119,335	$188,875	$247,398

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,619	$3,416	$5,306
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	5,187	3,958	11,523
Transfers from loans to repossessed assets	-	16	42
Sales of other real estate owned financed by loans	1,548	1,846	617
Transfer from loans to loans held for sale	16,248	11,860	-
Transfer from held to maturity securities to loans	-	2,457	-
Transfer from PPE to other assets	883	-	-
Dividends declared, not yet paid	4,272	3,917	3,052

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

Note 1.  Significant Accounting Policies

Consolidation:  The accompanying consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), LANB Investment Advisors, LLC ("LANB Investment Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  Title Guaranty had no operations in 2015 or 2016 and Trinity is in the process of dissolving the entity.  TCC Funds was dissolved in January 2017.

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

Nature of operations:  The Company provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos, Santa Fe and Albuquerque, New Mexico.  Its primary deposit products are term certificate, Negotiable Order of Withdrawal ("NOW") and savings accounts and its primary lending products are commercial, residential and construction real estate loans.  The Company also offers trust and wealth management services.

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

An investment security is impaired if the fair value of the security is less than its amortized cost basis.  Once the security is impaired, a determination must be made to determine if it is other than temporarily impaired ("OTTI").

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

Non-marketable equity securities:  The Bank, as a member of the FHLB, is required to maintain an investment in common stock of the FHLB based upon borrowings made from the FHLB and based upon various classes of loans in the Bank's portfolio.  FHLB and Federal Reserve Bank ("FRB") stock do not have readily determinable fair values as ownership is restricted and they lack a market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

Loans held for sale:  In 2016, the Bank made a strategic change to an outsourced solution whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  As of December 31, 2016 there were no loans held for sale.

Mortgage loans held for sale were generally sold with servicing rights retained; however, management intends to sell newly originated mortgage loans with servicing rights released going forward. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.  As the Bank is no longer originating mortgage loans there are no new additions to the servicing rights portfolio.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal reduced by deferred fees and costs and the allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield.  The Company amortizes these amounts over the estimated life of the loan.  Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.  Net deferred fees on real estate loans sold in the secondary market reduce the cost basis of such loans.

Interest on loans is accrued and reported as income using the interest method on daily principal balances outstanding.  Past due status is based on the contractual terms of the loan.  The Company generally discontinues accruing interest on loans when the loan becomes 90 days or more past due or when management believes that the borrower's financial condition is such that collection of interest is doubtful.  Cash collections on nonaccrual loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Such interest will be reported as income on a cash basis, only upon collection of such interest.

For all classes of loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral (less estimated disposition costs) if the loan is collateral dependent.  The amount of impairment (if any) and any subsequent changes are included in the allowance for loan losses.

A loan is classified as a troubled debt restructure ("TDR") when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.

In determining whether a debtor is experiencing financial difficulties, the Company considers if the debtor is in payment default or would be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor has securities that have been or are in the process of being delisted, the debtor's entity-specific projected cash flows will not be sufficient to service any of its debt, or the debtor cannot obtain funds from sources other than the existing creditors at a market rate for debt with similar risk characteristics.

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

The Company enhanced the allowance to loan losses calculation method at December 31, 2016.  The enhancements precisely describe the factors used to build the allowance for loan losses estimate.  The loss history now takes into account 20 quarters of gross charge-offs and recoveries whereas the previous calculation used 12 quarters.  Management also applies a greater weight to the most recent quarter, declining in weight as time gets older.  This allows the Bank to adjust its factors more quickly in a declining economic cycle where charge-offs are likely to increase while also allowing it to adjust its reserve when economic cycles are improving.  At the same time, the longer window provides greater accuracy as to the likely charge-offs that will be incurred over time.  This enhanced methodology relies more on analytical data, historical losses, and economic data, and less on subjective data that was previously used.  The impact of the changes described resulted in an increase of $177 thousand at December 31, 2015 compared to the allowance calculation used at that time.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged-off against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses on existing loans, based on an evaluation of the collectability of loans in the portfolio and prior loss experience.  This is based, in part, on an evaluation of the loss history of each type of loan over the past 20 quarters and this loss history is applied to the current outstanding loans of each respective type.  This loss history analysis is updated quarterly to ensure it encompasses the most recent 20 quarter loss history.  The allowance for loan losses is based on management's evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance for loan losses may be necessary if there are significant changes in economic conditions.

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

Concentrations of credit risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  A substantial portion of the Company's loan portfolio includes loans that are made to businesses and individuals associated with, or employed by, the Los Alamos National Laboratory (the "Laboratory").  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  Investments in securities issued by state and political subdivisions involve governmental entities within the state of New Mexico.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

The Company recognizes a liability in relation to unfunded commitments that is intended to represent the estimated future losses on the commitments.  In calculating the amount of this liability, management considers the amount of the Company's off-balance-sheet commitments, estimated utilization factors and loan specific risk factors.  The Company's liability for unfunded commitments is calculated quarterly and the liability is included in "other liabilities" in the consolidated balance sheets.

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

Bank owned life insurance ("BOLI"): The Bank has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

Other Real Estate Owned ("OREO"):  OREO includes real estate assets that have been received in full or partial satisfaction of debt.  OREO is initially recorded at fair value establishing a new cost basis and subsequently carried at lower of cost basis or fair value.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in "(Gains) losses and write-downs on OREO, net" in the consolidated statements of operations.  Operating results from OREO are recorded in "other noninterest expenses" in the consolidated statements of operations.

Mortgage Servicing Rights ("MSRs"):  The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans.  The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The carrying amount of MSRs, and the amortization thereon, is periodically evaluated in relation to their estimated fair values.  The Bank stratifies the underlying mortgage loan portfolio by certain risk characteristics, such as loan type, interest rate and maturity, for purposes of measuring impairment.  The Bank estimates the fair value of each stratum by calculating the discounted present value of future net servicing income based on management's best estimate of remaining loan lives.

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

Fees earned for servicing rights are recorded as "mortgage loan servicing fees" in the consolidated statements of operations.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of MSRs as well as change in any valuation allowances are recorded in "other noninterest expenses" in the consolidated statements of operations.

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

Loan commitments and related financial instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

Average number of shares used in calculation of basic and diluted earnings (loss) per common share are as follows for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Net income (loss)	$16,113	$1,914	$(5,992)
Dividends and discount accretion on preferred shares	4,272	3,803	3,230
Net income (loss) available to common shareholders	$11,841	$(1,889)	$(9,222)
Weighted average common shares issued	6,939,747	6,856,800	6,856,800
LESS: Weighted average treasury stock shares	(319,136)	(373,163)	(404,243)
Weighted average common shares outstanding, net	6,620,611	6,483,637	6,452,557
Basic earnings (loss) per common share	$1.79	$(0.29)	$(1.43)
Dilutive effect of stock-based compensation and conversion of Preferred C shares	313,997	-	-
Weighted average common shares outstanding including dilutive shares	6,934,608	6,483,637	6,452,557
Diluted earnings (loss) per common share	$1.71	$(0.29)	$(1.43)

Certain stock options and restricted stock units were not included in the above calculation, as they would have an anti-dilutive effect as the exercise price is greater than current market prices.  The total number of shares excluded was approximately 26,000 shares and 42,000 shares for years ended December 31, 2015 and 2014, respectively.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Stock-based compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

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

Operating segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company and Bank-wide basis.  Operating results are not reviewed by senior management to make resource allocation or performance decisions.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Newly Issued But Not Yet Effective Accounting Standards: In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date by one year.  The amended effective date is annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company's consolidated financial statements.  The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Company's preliminary materiality analysis and may change the conclusions reached as to the application of this new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company's preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Corporation's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  ASU 2016-07 is effective for fiscal years beginning December 15, 2016, and interim periods within those fiscal years and early adoption is permitted.  The Company is currently in the process of evaluating the impact of adoption of ASU 2016-07 on its financial statements and disclosures, but does not expect a material impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures, but does not expect a material impact on the Company's financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  This ASU is effective for the annual periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the effects of ASU 2016-10 on its financial statements and disclosures, but does not expect a material impact on the Company's financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  This ASU is effective for the annual periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the effects of ASU 2016-12 on its financial statements and disclosures, but does not expect a material impact on the Company's financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320): classification of certain cash receipts and cash payments.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently in the process of evaluating the effects of ASU 2016-15 on its financial statements and disclosures, but does not expect any material impact on the Company's financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently in the process of evaluating the effects of ASU 2016-15 on its financial statements and disclosures, but does not expect any material impact on the Company's financial statements.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  As of December 31, 2016, the reserve requirement on deposit at the FRB was $0 due to the large balance kept at the FRB.  As of December 31, 2015, the reserve requirement on deposit at the FRB was $4.3 million.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. Government sponsored agency	$69,306	$20	$(498)	$68,828
State and political subdivision	38,718	42	(1,417)	37,343
Residential mortgage-backed security	206,101	42	(2,324)	203,819
Residential collateralized mortgage obligation	14,828	77	(89)	14,816
Commercial mortgage backed security	117,272	57	(3,157)	114,172
SBA pools	681	-	(9)	672
Totals	$446,906	$238	$(7,494)	$439,650

December 31, 2015
U.S. Government sponsored agencies	$69,798	$98	$(312)	$69,584
State and political subdivisions	3,429	147	-	3,576
Residential mortgage-backed security	123,055	43	(1,501)	121,597
Residential collateralized mortgage obligation	40,305	139	(523)	39,921
Commercial mortgage backed security	41,341	15	(237)	41,119
SBA pools	757	-	(7)	750
Asset-backed security	40,136	-	(643)	39,493
Totals	$318,821	$442	$(3,223)	$316,040

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
SBA pools	$8,824	$-	$(211)	$8,613
Totals	$8,824	$-	$(211)	$8,613

December 31, 2015
SBA pools	$8,986	$2	$-	$8,988
Totals	$8,986	$2	$-	$8,988

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds	$111,075	$17,184	$24,500
Gross realized gains	491	4	1
Gross realized losses	307	-	-

A summary of unrealized loss information for investment securities, categorized by security type, as of December 31, 2016 and 2015 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:	(In thousands)
December 31, 2016
U.S. Government sponsored agencies	$53,877	$(498)	$-	$-	$53,877	$(498)
State and political subdivision	33,833	(1,417)	-	-	33,833	(1,417)
Residential mortgage-backed security	143,344	(1,539)	50,474	(785)	193,818	(2,324)
Residential collateralized mortgage obligation	8,413	(87)	122	(2)	8,535	(89)
Commercial mortgage backed security	96,222	(3,157)	-	-	96,222	(3,157)
SBA pools	-	-	673	(9)	673	(9)
Asset-backed security	-	-	-	-	-	-
Totals	$335,689	$(6,698)	$51,269	$(796)	$386,958	$(7,494)

December 31, 2015
U.S. Government sponsored agency	$54,804	$(312)	$-	$-	$54,804	$(312)
Residential mortgage-backed security	54,760	(602)	48,752	(899)	103,512	(1,501)
Residential collateralized mortgage obligation	17,237	(185)	16,252	(338)	33,489	(523)
Commercial mortgage backed security	26,883	(237)	-	-	26,883	(237)
SBA pools	-	-	742	(7)	742	(7)
Asset-backed security	39,493	(643)	-	-	39,493	(643)
Totals	$193,177	$(1,979)	$65,746	$(1,244)	$258,923	$(3,223)

As of December 31, 2016 there were two held to maturity investment securities in an unrealized loss position for less than 12 months.  As of December 31, 2015 there were no held to maturity investment securities in an unrealized loss position.

As of December 31, 2016, the Company's security portfolio consisted of 147 securities, 87 of which were in an unrealized loss position.  As of December 31, 2016, $387.0 million in investment securities had unrealized losses with aggregate depreciation of 1.90% of the Company's amortized cost basis.  Of these securities, $51.3 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.53%.  The unrealized losses in all security categories relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment on an individual security.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of December 31, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2016	(In thousands)
One year or less	$10,205	$10,204	$-	$-
One to five years	31,070	30,695	-	-
Five to ten years	31,249	31,189	-	-
Over ten years	36,181	34,755	8,824	8,613
Subtotal	108,705	106,843	8,824	8,613
Residential mortgage-backed security	206,101	203,819	-	-
Residential collateralized mortgage obligation	14,828	14,816	-	-
Commercial mortgage backed security	117,272	114,172
Total	$446,906	$439,650	$8,824	$8,613

Securities with carrying amounts of $87.9 million and $91.7 million as of December 31, 2016 and 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans and Allowance for Loan Losses

As of December 31, 2016 and 2015, loans consisted of:

	December 31,
	2016	2015
	(In thousands)
Commercial	$69,161	$92,995
Commercial real estate	405,900	371,599
Residential real estate	214,726	258,606
Construction real estate	75,972	89,341
Installment and other	21,053	28,730
Total loans	786,812	841,271
Unearned income	(1,322)	(1,483)
Gross loans	785,490	839,788
Allowance for loan losses	(14,352)	(17,392)
Net loans	$771,138	$822,396

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of December 31, 2016 and 2015, 26.1% and 28.4%, respectively, of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2016 and 2015, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
	(In thousands)
December 31, 2016
Commercial	$67,562	$1,010	$221	$368	$1,599	$69,161
Commercial real estate	399,861	4,564	-	1,475	6,039	405,900
Residential real estate	208,200	3,089	1,355	2,082	6,526	214,726
Construction real estate	67,310	378	43	8,241	8,662	75,972
Installment and other	20,860	135	38	20	193	21,053
Total loans	$763,793	$9,176	$1,657	$12,186	$23,019	$786,812

Nonaccrual loan classification	$8,331	$249	$712	$12,186	$13,147	$21,478

December 31, 2015
Commercial	$90,839	$167	$131	$1,858	$2,156	$92,995
Commercial real estate	363,495	1,526	704	5,874	8,104	371,599
Residential real estate	252,568	1,215	606	4,217	6,038	258,606
Construction real estate	80,629	291	85	8,336	8,712	89,341
Installment and other	28,534	110	12	74	196	28,730
Total loans	$816,065	$3,309	$1,538	$20,359	$25,206	$841,271

Nonaccrual loan classification	$6,202	$2,702	$1,418	$20,003	$24,123	$30,325

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$1,192	$-	$2,268	$-
Commercial real estate	5,823	-	10,737	-
Residential real estate	4,247	-	7,821	-
Construction real estate	10,159	-	9,353	-
Installment and other	57	-	146	-
Total	$21,478	$-	$30,325	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2016
Commercial	$56,611	$1,046	$11,504	$-	$69,161
Commercial real estate	380,777	11,573	13,550	-	405,900
Residential real estate	209,049	588	5,089	-	214,726
Construction real estate	60,848	5,378	9,746	-	75,972
Installment and other	20,983	4	66	-	21,053
Total	$728,268	$18,589	$39,955	$-	$786,812

December 31, 2015
Commercial	$69,221	$3,129	$20,645	$-	$92,995
Commercial real estate	307,700	19,512	44,387	-	371,599
Residential real estate	245,897	1,622	11,087	-	258,606
Construction real estate	71,864	6,667	10,810	-	89,341
Installment and other	28,378	2	350	-	28,730
Total	$723,060	$30,932	$87,279	$-	$841,271

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2016
Current	$724,075	$13,956	$25,762	$-	$763,793
Past due 30-59 days	3,383	4,633	1,160	-	9,176
Past due 60-89 days	810	-	847	-	1,657
Past due 90 days or more	-	-	12,186	-	12,186
Total	$728,268	$18,589	$39,955	$-	$786,812

December 31, 2015
Current	$719,752	$30,674	$65,639	$-	$816,065
Past due 30-59 days	349	258	2,702	-	3,309
Past due 60-89 days	109	-	1,429	-	1,538
Past due 90 days or more	2,850	-	17,509	-	20,359
Total	$723,060	$30,932	$87,279	$-	$841,271

As of December 31, 2016, nonaccrual loans totaling $18.4 million were classified as Substandard.  As of December 31, 2015, nonaccrual loans totaling $27.5 million were classified as Substandard.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016 and 2015, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	December 31,
	2016			2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$2,203	$2,166	$-	$13,611	$10,137	$-
Commercial real estate	6,368	6,136	-	15,872	14,198	-
Residential real estate	5,176	4,494	-	9,473	7,450	-
Construction real estate	7,522	6,031	-	9,816	8,137	-
Installment and other	313	313	-	433	416	-
With an allowance recorded:
Commercial	13,988	13,988	350	14,958	14,956	399
Commercial real estate	6,376	6,376	911	11,050	11,050	1,295
Residential real estate	8,601	8,598	1,424	10,759	10,755	2,132
Construction real estate	5,288	5,251	237	3,688	3,688	252
Installment and other	433	433	88	636	636	138
Total	$56,268	$53,786	$3,010	$90,296	$81,423	$4,216

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2016, 2015 and 2014, showing the average recorded investment and the interest income recognized:

	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$8,290	$59	$11,037	$553	$12,571	$533
Commercial real estate	10,467	17	18,376	592	29,459	369
Residential real estate	6,313	37	8,079	79	10,585	248
Construction real estate	6,786	20	8,911	196	10,685	162
Installment and other	349	15	584	65	947	81
With an allowance recorded:
Commercial	14,459	764	15,437	804	15,921	832
Commercial real estate	8,919	272	14,066	468	19,791	591
Residential real estate	9,787	318	12,628	349	13,821	379
Construction real estate	4,295	179	5,321	157	6,296	210
Installment and other	546	14	690	20	835	27
Total	$70,211	$1,695	$95,129	$3,283	$120,911	$3,432

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $1.1 million, $1.8 million and $3.0 million would have been recorded as loan interest income during the years ended December 31, 2016, 2015 and 2014, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the years ended December 31, 2016, 2015 and 2014, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2016
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(3,001)	4,954	(180)	(146)	134	39	1,800

Charge-offs	(822)	(5,834)	(1,726)	(21)	(575)	-	(8,978)
Recoveries	2,830	601	348	143	216	-	4,138
Net charge-offs	2,008	(5,233)	(1,378)	122	(359)	-	(4,840)
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352

Year Ended December 31, 2015
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(1,146)	2,635	(80)	(1,081)	501	(329)	500

Charge-offs	(1,919)	(4,731)	(2,297)	(1,570)	(642)	-	(11,159)
Recoveries	1,476	508	520	471	293	-	3,268
Net charge-offs	(443)	(4,223)	(1,777)	(1,099)	(349)	-	(7,891)
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392

Year Ended December 31, 2014
Beginning balance	$3,958	$10,699	$8,162	$4,658	$1,199	$(318)	$28,358
Provision (benefit) for loan losses	1,516	(334)	1,571	(1,504)	70	681	2,000

Charge-offs	(2,261)	(2,772)	(2,463)	(285)	(631)	-	(8,412)
Recoveries	818	746	669	454	150	-	2,837
Net charge-offs	(1,443)	(2,026)	(1,794)	169	(481)	-	(5,575)
Ending balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
December 31, 2016	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$350	$911	$1,424	$237	$88	$-	$3,010
Loans collectively evaluated for impairment	1,099	5,561	3,100	882	627	73	11,342
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Loans:
Individually evaluated for impairment	$16,154	$12,512	$13,092	$11,282	$746	$-	$53,786
Collectively evaluated for impairment	53,007	393,388	201,634	64,690	20,307	-	733,026
Total ending loans balance	$69,161	$405,900	$214,726	$75,972	$21,053	$-	$786,812

December 31, 2015
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$399	$1,295	$2,132	$252	$138	$-	$4,216
Loans collectively evaluated for impairment	2,043	5,456	3,950	891	802	34	13,176
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Loans:
Individually evaluated for impairment	$25,093	$25,248	$18,205	$11,825	$1,052	$-	$81,423
Collectively evaluated for impairment	67,902	346,351	240,401	77,516	27,678	-	759,848
Total ending loans balance	$92,995	$371,599	$258,606	$89,341	$28,730	$-	$841,271

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The evaluation is performed under the Company's internal underwriting policy.

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower that the Bank would not otherwise consider.

The following loans were restructured during the years ended December 31, 2016, 2015, and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
December 31, 2016
Commercial	1	$39	$39	$-
Construction real estate	1	62	62	-
Installment and other	1	40	40	-
Total	3	$141	$141	$-

December 31, 2015
Residential real estate	1	82	82	-
Construction real estate	2	831	831	11
Installment and other	4	82	82	3
Total	7	$995	$995	$14

December 31, 2014
Commercial	3	$221	$90	$1
Commercial real estate	2	1,408	1,408	56
Residential real estate	6	498	493	21
Construction real estate	2	410	410	1
Installment and other	4	76	49	9
Total	17	$2,613	$2,450	$88

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2016, 2015, and 2014:

	Number of Contracts	Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
TDRs that subsequently defaulted:	2016
Construction real estate	1	$62	$-
Total	1	$62	$-

TDRs that subsequently defaulted:	2015
Construction real estate	2	$831	$11
Total	2	$831	$11

TDRs that subsequently defaulted:	2014
Residential real estate	1	$168	$-
Total	1	$168	$-

The following table presents total TDRs, both in accrual and nonaccrual status, as of December 31, 2016, 2015, and 2014:

	December 31,
	2016		2015		2014
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	127	$35,158	165	$53,862	188	$60,973
Nonaccrual	23	7,909	32	10,641	61	27,394
Total TDRs	150	$43,067	197	$64,503	249	$88,367

As of December 31, 2016, the Bank had a total of $1.6 million in commitments to lend additional funds on six commercial loans classified as TDRs.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a specific reserve of $0, $14 thousand, and $88 thousand which was included in the allowance for loan losses at the years ended December 31, 2016, 2015, and 2014, respectively. TDRs resulted in charge-offs of $2.0 million, $2.8 million, and $2.8 million during the years ended December 31, 2016, 2015, and 2014, respectively.  The TDRs that subsequently defaulted required a provision of $0, $11 thousand, and $0 to the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014 respectively.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $347.8 thousand and $1.9 million as of December 31, 2016 and 2015, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $513.6 thousand and $2.3 million as of December 31, 2016 and 2015, respectively.  An analysis of the activity related to these loans as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(In thousands)
Balance, beginning	$1,933	$1,322
Additions	158	438
Changes in composition	(648)	800
Principal payments and other reductions	(1,095)	(627)
Balance, ending	$348	$1,933

Note 5.  Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of December 31, 2016 and 2015 is summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$780,348	$865,568
Other investors	-	16
Totals	$780,348	$865,584

During the years ended December 31, 2016, 2015 and 2014, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $53 thousand, $182 thousand and $191 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.8 million and $6.1 million as of December 31, 2016 and 2015, respectively.  There were no custodial balances on deposit with other financial institutions as of December 31, 2016 and 2015.

An analysis of changes in the MSR asset for the years ended December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$8,777	$9,470	$10,336
Servicing rights originated and capitalized	581	822	810
Amortization	(1,455)	(1,515)	(1,676)
Balance at end of period	$7,903	$8,777	$9,470

Below is an analysis of changes in the MSR asset valuation allowance for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$(1,895)	$(2,017)	$(2,021)
Aggregate reduction credited to operations	2,557	2,644	1,373
Aggregate additions charged to operations	(1,660)	(2,522)	(1,369)
Balance at end of period	$(998)	$(1,895)	$(2,017)

The fair values of the MSRs were $6.9 million, $6.9 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Weighted Average Public Securities Association (PSA) speed	193.93%	213.25%	201.67%
Weighted Average Discount rate	10.50%	10.50%	10.50%
Weighted Average Earnings rate	1.97%	1.73%	1.77%

Note 6.  Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of December 31, 2016 and 2015, total OREO consisted of:

	2016	2015
	(In thousands)
Commercial real estate	$2,181	$781
Residential real estate	2,734	3,024
Construction real estate	3,521	4,541
Total	$8,436	$8,346

The following table presents a summary of OREO activity for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Balance at beginning of period	$8,346	$13,980
Transfers in at fair value	5,187	3,958
Write-down of value	(91)	(506)
Gain (loss) on disposal	1,699	749
Cash received upon disposition	(5,157)	(7,989)
Sales financed by loans	(1,548)	(1,846)
Balance at end of period	$8,436	$8,346

Note 7.  Premises and Equipment

As of December 31, 2016 and 2015, premises and equipment consisted of:

	December 31,
	2016	2015
	(In thousands)
Land and land improvements	$4,822	$3,820
Buildings	26,870	23,166
Furniture and equipment	19,067	31,846
Total	50,760	58,832
Accumulated depreciation	(24,800)	(35,459)
Total less depreciation	$25,959	$23,373

Depreciation on premises and equipment was $1.4 million, $1.7 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8.  Deposits

As of December 31, 2016 and 2015, deposits consisted of:

	December 31,
	2016	2015
	(In thousands)
Demand deposits, noninterest bearing	$28,301	$75,867
NOW and money market accounts	558,941	511,423
Savings deposits	407,606	380,045
Time certificates, $250,000 or more	28,531	39,148
Other time certificates	191,710	247,475
Total	$1,215,089	$1,253,958

As of December 31, 2016, the scheduled maturities of time certificates were as follows:

(In thousands)
2017	$172,435
2018	24,319
2019	7,435
2020	4,464
2021	5,658
Thereafter	5,930
Total	$220,241

Deposits from executive officers, directors and their affiliates as of December 31, 2016 and 2015 were $1.6 million and $1.1 million, respectively.

Note 9. Borrowings

Notes payable to the FHLB as of December 31, 2016 and 2015 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of December 31, 2016, $537.7 thousand in loans were pledged under the blanket assignment. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances. An additional $100.6 million in advances is available based on the current value of the remaining unpledged investment securities.  In the event that short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchase.  We have the ability to borrow $20 million for a short period (15 to 60 days) from these banks on a collective basis.

The following table details borrowings as of December 31, 2016 and 2015.

Maturity Date	Rate	Type	Principal due	2016	2015
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 10. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of December 31, 2016:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.6307% (variable)	6.88%	2.6134% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.6307% (variable)	6.88%	2.6134% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders total $9.8 million and $6.9 million as of December 31, 2016 and 2015, respectively. In the first quarter of 2017 all deferred interest was paid in full and the Company is no longer deferring interest payments on the junior subordinated debentures.  See Note 22, "Subsequent Events."

As of December 31, 2016 and 2015, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 11. Description of Leasing Arrangements

The Company is leasing land in Santa Fe on which it built a bank office as well as the vacant land adjacent to the office.  The construction of the office was completed in 2009.  The original terms of the leases expired in May 2014 and are currently month-to-month. The leases contain both an option to extend for additional five year terms and an option to purchase the land at a set price.  Trinity was required to notify the landlord of its intent to exercise the options to purchase between December 1, 2014 and December 1, 2015 for the land on which the bank built its office and between May 1, 2014 and December 1, 2015 for the adjacent land. Trinity formally notified the landlord of its exercise of the options to purchase under the leases on April 24, 2015 and expects to complete the exercise or extend the lease in 2017.  This lease is classified as a capital lease.  The Company also holds two notes and mortgages on the land, and the interest payments received on the notes are approximately equal to the rental payments on the leases; and the principal due at maturity or upon transfer of the land, will largely offset the option purchase prices.

Operating lease payments for the years ended December 31, 2016, 2015 and 2014 totaled $241 thousand, $272 thousand and $356 thousand, respectively.

There were no lease payments under capital lease for 2016.

Commitments for minimum future rentals under operating leases were as follows as of December 31, 2016:

Lease Payments under Operating Leases

Year	(In thousands)
2017	$122
2018	5
2019	5
2020	2
Thereafter	-
Total	$134

Note 12. Retirement Plans

The Company has an ESOP for the benefit of all employees who are at least 18 years of age and have completed 1,000 hours of service during the plan year.  The employee's interest in the ESOP vests over a period of six years.  The ESOP was established in January 1989 and is a defined contribution plan subject to the requirements of the Employee Retirement Income Security Act of 1974.

The ESOP is funded by discretionary contributions by the Company as determined by its Board of Directors.  No expenses were recorded in 2016, 2015, or 2014.

All shares held by the ESOP, acquired prior to the issuance of ASC 718-40, "Compensation—Stock Compensation-Employee Stock Ownership Plans" are included in the computation of average common shares and common share equivalents.  This accounting treatment is grandfathered for shares purchased prior to December 31, 1992.  As permitted by ASC 718-40, compensation expense for shares released is equal to the original acquisition cost of the shares if acquired prior to December 31, 1992.  As shares acquired after ASC 718-40 were released from collateral, the Company reported compensation expense equal to the current fair value of the shares, and the shares became outstanding for the earnings per share computations.

Shares of the Company held by the ESOP are as follows:

	December 31,
	2016	2015
Shares acquired before December 31, 1992	215,147	215,369
Shares acquired after December 31, 1992	456,815	457,254
Total shares	671,962	672,623

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years ended December 31, 2016, 2015 and 2014.

Under federal income tax regulations, the employer securities that are held by the Plan and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash.  The fair value of the allocated shares subject to repurchase was $3.2 million and $2.7 million as of December 31, 2016 and 2015, respectively.

The Company's employees may also participate in a tax-deferred savings plan (401(k)) to which the Company does not contribute.

Note 13. Stock Incentives

The Trinity Capital Corporation 1998 Stock Option Plan ("1998 Plan") and Trinity Capital Corporation 2005 Stock Incentive Plan ("2005 Plan") were created for the benefit of key management and select employees.  Under the 1998 Plan, 400,000 shares (as adjusted for the stock split on December 19, 2002) from shares held in treasury or authorized but unissued common stock were reserved for granting options.  No further awards may be granted under the 1998 Plan.  Under the 2005 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock were reserved for granting stock-based incentive awards.  No further awards may be granted under the 2005 Plan.  Both of these plans were approved by the Company's stockholders.  The Compensation Committee determines the terms and conditions of the awards. At the Shareholder Meeting held on January 22, 2015, the Company's stockholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan ("2015 Plan"). Under the 2015 Plan, 500,000 shares from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.  There were 50,228 awards issued under the 2015 Plan in 2016.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  There was no stock option activity as of December 31, 2016.  A summary of restricted stock unit ("RSU") activity under the 1998 Plan, the 2005 Plan, and the 2015 Plan as of December 31, 2016 is presented below:

	Shares	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term, in years	Aggregate Intrinsic Value (in thousands)
RSUs
Outstanding as of January 1, 2016	11,765	4.25	0.50	50
Granted	50,228	4.00	3.00	201
Exercised	(11,765)	4.25	-	50
Forfeited or expired	-	-	-	-
Outstanding as of December 31, 2016	50,228	$4.00	2.15	$201
Vested as of December 31, 2016	-	$-	-	$-

There were 11,765 restricted stock units exercised in 2016.  No restricted stock units were exercised in 2015 or 2014.

As of December 31, 2016, there was $145 thousand in unrecognized compensation cost related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting period.

Note 14. Income Taxes

The current and deferred components of the provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current provision (benefit) for income taxes
Federal	$-	$-	$-
State	-	-	-
Deferred provision (benefit) for income taxes
Federal	772	(188)	(1,621)
State	375	242	(206)
Change in valuation allowance	(14,823)	(54)	2,997
Total provision (benefit) for income taxes	$(13,676)	$-	$1,170

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016		2015
	Asset	Liability	Asset	Liability
	(In thousands)
Unrealized loss on securities available for sale	$2,870	$-	$1,109	$-
Stock dividends on FHLB stock	-	5	-	3
Venture capital investments	823	-	835	-
Allowance for loan losses	5,904	-	7,106	-
Premises and equipment	-	1,252	-	1,273
MSRs	-	2,731	-	2,722
Other intangible assets	256	-	377	-
OREO	755	-	1,349	-
Prepaid expenses	-	756	-	636
Accrued compensation	310	-	566	-
Capital losses	387	-	372	-
Net operating loss carryforwards	6,010	-	4,687	-
Business tax credits	2,827	-	2,827	-
Stock options and SARs expensed	22	-	237	-
Contributions and Other	231	-	206	-
AMT credit	173	-	173	-
Total deferred taxes	20,568	4,744	19,844	4,634
Allowance for deferred taxes	(387)	-	(19,844)	(4,634)
Net deferred taxes	$20,181	$4,744	$-	$-

A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company recorded a loss before income taxes for the years ended December 31, 2011 and 2010.  Based on these losses, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of December 31, 2016, management's analysis determined that it was more likely than not that the amount of the deferred tax assets would be utilized in future periods for all but the capital losses therefore $14.8 million of the previously recorded valuation allowance was reversed leaving $387 thousand in valuation allowance at December 31, 2016.  The positive evidence used in evaluating the reversal of the valuation allowance were: 1) positive income before income taxes in 8 of the 12 quarters from January 2014 to December 2016, 2)  positive year to date income before income taxes at December 31, 2016, 3) successful capital rise completed in December 2016, and 4) reasonable and supportable forecasts for future earnings.  The negative evidence used in evaluating the reversal of the valuation allowance were: 1) the Company has experienced losses due to the restatement of the Company's financials and from expenses stemming from the resulting SEC and OCC investigations, 2) the Company incurred significant expenses in building the infrastructure and controls necessary to support the Company, and 3) the Company's major earning assets have continued to decline in 2016.  Based on the evaluation, management concluded the available positive evidence outweighed the negative evidence.

For the year ended December 31, 2016, the Company had federal net operating loss carryforwards of $15.4 million and state net operating loss carryforwards of $13.9 million which will expire at various dates from 2031 to 2035.  Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

The Company has federal business tax credit carry-forwards totaling $2.4 million as of December 31, 2016 and 2015, which will begin to expire in 2031, and $173 thousand of alternative minimum tax (AMT) carry-forwards that do not expire.  The Company has state tax credit carry-forwards of $427 thousand which will begin to expire in 2018.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statutory tax rate	$828	33.98%	$651	34.00%	(1,688)	(35.00)%
Net tax exempt interest income	(218)	(8.95)%	(64)	(3.34)%	(158)	(3.28)%
Interest disallowance	3	0.12%	1	0.05%	3	0.06%
Nondeductible expenses	27	1.11%	13	0.68%	32	0.66%
Nondeductible book amortization	-	0.00%	107	5.59%	156	3.24%
Other, net	-	0.00%	-	0.00%	(90)	(1.87)%
Tax credits	-	0.00%	(424)	(22.15)%	(424)	(8.79)%
Provision to return adjustments	176	7.22%	(445)	(23.25)%	-	0.00%
Fed rate differential	24	0.98%	20	1.04%	-	0.00%
Change in state tax rate	-	0.00%	114	5.96%	-	0.00%
Increase in cash surrender value of life insurance	(67)	-2.75%	-	0.00%	-	0.00%
Fines & penalties	-	0.00%	-	0.00%	525	10.89%
State income tax, net of federal benefit	374	15.35%	81	4.23%	(183)	(3.80)%
Tax provision (benefit) before change in valuation allowance	1,147	47.07%	54	2.82%	(1,827)	(64.26)%
Change in valuation allowance	(14,823)	(608.25)%	(54)	(2.82)%	2,997	62.15%
Provision (benefit) for income taxes	$(13,676)	(561.18)%	$-	0.00%	$1,170	(2.11)%

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income ("OCI"), which is a component of stockholders' equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance on net deferred tax assets, a loss before provision (benefit) for income taxes and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss before provision (benefit) for income taxes.

The Company has no liabilities associated with uncertain tax positions as of December 31, 2016 and 2015 and does not anticipate providing an income tax reserve in the next twelve months.  During the years ended December 31, 2016 and 2015, the Company did not record an accrual for interest and penalties associated with uncertain tax positions.

The Company is subject to U.S. federal and New Mexico income taxes.  The Company's federal and state income tax returns are subject to examination by the taxing authorities for years after 2012.

Under Section 382 of the Code ("Section 382"), and based on the Company's analysis, we believe that the Company experienced an "ownership change" (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on December 19, 2016, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income is limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382, a portion of these NOLs are limited; however, we do not believe that any NOLs will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2016 is approximately $15.4 million.  These NOLs will begin to expire in 2031.  The Company's ability to utilize the NOLs or realize any benefit related to the NOLs is subject to a number of risks.  Please see Part I, Item 1A "Risk Factors" for more information.

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

As of December 31, 2016 and 2015, the following credit-related commitments were outstanding:

	Contract Amount
	2016	2015
	(In thousands)
Unfunded commitments under lines of credit	$118,252	$108,966
Commercial and standby letters of credit	7,152	7,608
Commitments to make loans	5,835	5,105

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $125.4 million as of December 31, 2016 and $116.6 million as of 2015, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	December 31,
	2016	2015
	(In thousands)
Fixed rate	$19,663	$11,913
Adjustable rate	105,741	104,661
Total	$125,404	$116,574

The fixed rate loan commitments have interest rates ranging from 2.3 % to 14.8 % and maturities ranging from on demand to 10 years.

Outstanding Letters of Credit:  In addition to short and long-term borrowings from the FHLB, the FHLB has issued letters of credit to various public entities with deposits at the Bank.  These letters of credit are issued to collateralize the deposits of these entities at the Bank as required or allowed under law.  These letters of credit expired during 2015.  These letters were secured under the blanket assignment of mortgage loans or other collateral acceptable to the FHLB that also secures the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at December 31, 2016 was $102.9 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both December 31, 2016 and 2015, $575 thousand has been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $26 thousand and $20 thousand as of December 31, 2016 and 2015, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 16. Preferred Equity Issues

On March 27, 2009, the Company issued two series of preferred stock to the U.S. Department of the Treasury ("Treasury") under the TARP Capital Purchase Program ("CPP").  On December 19, 2016, the Company issued 82,862 shares of Series C Convertible Preferred Stock pursuant to a private placement.  Below is a table disclosing the information on the three series as of December 31, 2016:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5% for first 5 years; thereafter 9%	$1,000.00	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000.00	2,102
Series C cumulative perpetual convertible preferred shares	82,862	-	475.00	39,359

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For each of the years ended December 31, 2016 and 2015, a net amount of $178 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the years ended December 31, 2016 and 2015 the total of these amounts was $4.3 million and $3.8 million, respectively.

  Private Placement to Certain Institutional and Accredited Investors

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share ("Series C Preferred Stock"). The Company used a portion of the net proceeds from the private placement to repurchase its outstanding Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below), which it completed on January 25, 2017, and use the remaining net proceeds to pay the deferred interest on its trust preferred securities, and for general corporate purposes.

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

Pursuant to the terms of the Stock Purchase Agreement, Castle Creek and Patriot entered into side letter agreements with us.  Under the terms of the side letter agreements, each of Castle Creek and Patriot is entitled to have one representative appointed to our Board of Directors for so long as such investor, together with its respective affiliates, owns, in the aggregate, 5% or more of all of our outstanding shares of common stock (including shares of common stock issuable upon conversion of the Series C Preferred Stock or non-voting common stock).

Redemption of Series A Preferred Stock and Series B Preferred Stock

On March 27, 2009, Trinity participated in the TARP Capital Purchase Program by issuing 35,539 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series A Preferred Stock to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock.  Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017.

Conversion of Series C Preferred Stock to Non-Voting Common Stock

At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into 8,286,200 shares of non-voting common stock at a conversion price of $4.75 per share of non-voting common stock pursuant to the private placement.  This conversion was completed on February 2, 2017.

Note 17. Litigation

The Company and its subsidiaries are subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted. On an ongoing basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.

The Company can give no assurance, however, its business, financial condition and results of operations will not be materially adversely affected, or that it will not be required to materially change its business practices, based on: (i) future enactment of new banking or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations as they may relate to the Company's business, banking services or the financial services industry in general; (iii) pending or future federal or state governmental investigations of the business; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the banking or financial services industry generally.

In addition to legal proceedings occurring in the normal course of business, the Company is the subject of certain governmental investigations and legal proceedings as set forth below.

SEC Investigation: On September 28, 2015, the Securities and Exchange Commission ("SEC") announced an administrative settlement with the Company, resolving the previously reported investigation of the Company's historical accounting and reporting with respect to its restatement of financial information for the years ended December 31, 2006 through December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012.  The Company and the SEC settled the investigation, pursuant to which the Company, without admitting or denying any factual allegations, consented to the SEC's issuance of an administrative order finding that the Company did not properly account for the Bank's loan portfolio during 2010, 2011 and the first two quarters of 2012, did not properly account for its OREO in 2011, and did not have effective internal accounting controls over loan and OREO accounting. In addition, the SEC found that certain former members of the Bank's management caused the Bank to engage in false and misleading accounting and overrode internal accounting controls.  As a result, the SEC found that the Company violated certain provisions of the securities laws, including Section 10(b) of the Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder; Section 17(a) of the Securities Act of 1933; and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder; Section 13(b)(2)(A) of the Exchange Act; and Sections 13(b)(2)(B) of the Exchange Act. The settlement orders the Company to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty in the amount of $1.5 million. The civil money penalty was expensed in 2014 and subsequently paid in September 2015, upon entering into the administrative settlement agreement.  The Company agreed to cooperate in proceedings brought by the SEC as well as any future investigations into matters described in the settlement. The Company cooperated fully with the SEC investigation.

SIGTARP/DOJ Investigation: The Special Inspector General of the Troubled Asset Relief Program ("SIGTARP") and the Department of Justice ("DOJ") initiated a criminal investigation relating to the financial reporting and securities filings referenced above and actions relating to the 2012 examination of the Bank by the OCC. The Company is cooperating with all requests from SIGTARP and the DOJ. SIGTARP and DOJ have advised the Company that it is not the target of the investigation.

As of March 9, 2017, no suit or charges have been filed against the Company or its current directors, executive officers or employees by any parties relating to the restatement.

While there is a reasonable probability that some loss will be experienced, through litigation or assessments, other than as disclosed above, the potential loss cannot be quantified.  The Company has not accrued a reserve for any potential losses resulting from unresolved regulatory investigations.

Insurance Coverage and Indemnification Litigation:

●
Trinity Capital Corporation and Los Alamos National Bank v. Atlantic Specialty Insurance Company, Federal Insurance Company, William C. Enloe and Jill Cook, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500083);

●
William C. Enloe v. Atlantic Specialty Insurance Company, Federal Insurance Company, Trinity Capital Corporation and Los Alamos National Bank, (First Judicial District Court, State of New Mexico, Case No. D-132-CV-201500082); and

●
Mark Pierce v. Atlantic Specialty Insurance Company, Trinity Capitol Corporation d/b/a Los Alamos National Bank, and Federal Insurance Company, (First Judicial District Court, State of New Mexico, Case No. D-101-CV-201502381).

In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe ("Enloe"), Trinity and the Bank's former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company's former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank's former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015.  On April 26, 2016, Pierce filed a motion to consolidate his suit with the Enloe and Trinity suit. In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for bad faith, breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe's suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce each allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of his claims. The Company and the Bank will vigorously defend its actions and seek indemnification and coverage from its insurance carriers as required under the insurance policies.  Due to the complex nature, the outcome and timing of ultimate resolution is inherently difficult to predict.

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

Note 18. Derivative Financial Instruments

In the normal course of business, the Bank uses a variety of financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates.  Derivative instruments that the Bank used as part of its interest rate risk management strategy include mandatory forward delivery commitments and rate lock commitments.

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

In October 2016, the Company moved to an outsource solution whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis. Due to this change in strategy, the Company did not have any derivative instruments outstanding as of December 31, 2016.

As of December 31, 2016, the Company had no notional amounts in contracts with customers or in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.   As of December 31, 2015, the Company had notional amounts of $5.1 million in contracts with customers and $8.1 million in contracts with Fannie Mae for interest rate lock commitments outstanding related to loans being originated for sale.  The fair value of interest rate lock commitments was $0 as of December 31, 2016 and $225 thousand as of December 31, 2015.

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rule became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  See Item 1 - "Supervision & Regulation" for further discussion regarding the Basel III Rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2016.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.00%	N/A	N/A	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.00%	$89,649	10.00%	$98,614	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.00%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.00%	71,719	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.50%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.50%	58,272	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	167,290	12.0120%	35,690	4.00%	N/A	N/A	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.00%	44,824	5.00%	71,719	8.00%

December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$128,272	14.10%	$72,774	8.00%	N/A	N/A	N/A	N/A
Bank only	141,486	15.62%	72,452	8.00%	$90,565	10.00%	$99,621	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	101,263	11.13%	54,580	6.00%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	54,339	6.00%	72,452	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	44,080	4.85%	40,935	4.50%	N/A	N/A	N/A	N/A
Bank only	130,084	14.36%	40,754	4.50%	58,867	6.50%	N/A	N/A
Tier 1 capital (to average assets):
Consolidated	101,263	7.11%	56,943	4.00%	N/A	N/A	N/A	N/A
Bank only	130,084	9.18%	56,685	4.00%	70,856	5.00%	113,370	8.00%

N/A—not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" under the prompt corrective action rules due to the existence of the Consent Order. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2016 and 2015 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At December 31, 2016 the Bank's capital conservation buffer was 7.3793 % and the consolidated capital conservation buffer was 2.3186%.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,828	$-	$68,828	$-
State and political subdivisions	37,343	-	37,343	-
Residential mortgage-backed security	203,819	-	203,819	-
Residential collateralized mortgage obligation	14,816	-	14,816	-
Commercial mortgage backed security	114,172	-	114,172	-
SBA pool	672	-	672	-
Total	$439,650	$-	$439,650	$-

December 31, 2015

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$69,584	$-	$69,584	$-
Stats and political subdivisions	3,576	-	3,576	-
Residential mortgage-backed security	121,597	-	121,597	-
Residential collateralized mortgage obligation	39,921	-	39,921	-
Commercial mortgage backed security	41,119	-	41,119	-
SBA pool	750	-	750	-
Asset backed security	39,493	-	39,493	-
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-
Total	$316,265	$-	$316,265	$-

There were no financial liabilities that were measured at fair value as of December 31, 2016 and 2015. There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the year.

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

As of December 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.0 million. As of December 31, 2015, impaired loans with a carrying value of $40.7 million had a valuation allowance of $4.2 million.

In the table below, OREO had write-downs during the years ended December 31, 2016 and 2015 of $63 thousand and $361 thousand, respectively.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are included in the table below:

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2016
Financial Assets
Impaired loans	$31,636	$-	$-	$31,636
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	582	-	-	582

December 31, 2015
Financial Assets
Impaired loans	$36,870	$-	$-	$36,870
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	2,231	-	-	2,231

See Note 5 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of December 31, 2016 and 2015:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
December 31, 2016		(In thousands)
Impaired loans
Commercial	$13,638	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.75)%, (5.79)%
Commercial real estate	5,465	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	7,174	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.73)
Construction real estate	5,014	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.79)
Installment and other	345	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (37.50), (7.70)
Total impaired loans	$31,636
OREO
Residential real estate	483	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (11.76), (9.29)
Construction real estate	99	Sales comparison	Adjustments for differences of comparable sales	(12.00) to (12.00), (12.00)
Total OREO	$582

December 31, 2015
Impaired loans
Commercial	$14,557	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (13.92)%, (5.70)%
Commercial real estate	9,755	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.65)
Residential real estate	8,624	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.70), (5.29)
Construction real estate	3,436	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (6.14)
Installment and other	498	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (9.5), (6.52)
Total impaired loans	$36,870
OREO
Commercial real estate	$217	Sales comparison	Adjustments for differences of comparable sales	(14.55) to (14.55), (14.55)
Residential real estate	1,493	Sales comparison	Adjustments for differences of comparable sales	(8.47) to (91.19), (21.76)
Construction real estate	521	Sales comparison	Adjustments for differences of comparable sales	(10.70) to (67.45), (57.32)
Total OREO	$2,231

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of December 31, 2016 and 2015 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$13,537	$13,537	$-	$-	$13,537
Interest-bearing deposits with banks	105,798	105,798	-	-	105,798
Investments:
Available for sale	439,650	-	439,650	-	439,650
Held to maturity	8,824	-	8,613	-	8,613
Non-marketable equity securities	3,812	N/A	N/A	N/A	N/A
Loans held for sale	-	-	-	-	-
Loans, net	771,138	-	-	770,254	770,254
Accrued interest receivable on securities	1,873	-	1,873	-	1,873
Accrued interest receivable on loans	3,874	-	-	3,874	3,874
Accrued interest receivable other	296	-	-	296	296

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-	$26

Financial liabilities:
Non-interest bearing deposits	$28,301	$28,301	$-	$-	$28,301
Interest bearing deposits	1,186,788	-	1,194,233	-	1,194,233
Long-term borrowings	2,300	-	2,698	-	2,698
Junior subordinated debt	37,116	-	-	20,582	20,582
Accrued interest payable	10,119	-	270	9,849	10,119

December 31, 2015
Financial assets:
Cash and due from banks	$13,506	$13,506	$-	$-	$13,506
Interest-bearing deposits with banks	151,049	151,049	-	-	151,049
Securities purchased under resell agreements	24,320	24,320	-	-	24,320
Investments:
Available for sale	316,040	-	316,040	-	316,040
Held to maturity	8,986	-	8,988	-	8,988
Non-marketable equity securities	3,854	N/A	N/A	N/A	N/A
Loans held for sale	3,041	-	-	3,041	3,041
Loans, net	822,396	-	-	830,555	830,555
Accrued interest receivable on securities	1,028	-	1,028	-	1,028
Accrued interest receivable on loans	3,795	-	-	3,795	3,795
Accrued interest receivable, other	208	-	-	208	208
Interest rate lock commitments, mandatory forward delivery commitments and pair offs	225	-	225	-	225

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$20	$-	$20	$-	$20

Financial liabilities:
Non-interest bearing deposits	$75,867	$75,867	$-	$-	$75,867
Interest bearing deposits	1,178,091	-	1,176,958	-	1,176,958
Long-term borrowings	2,300	-	2,642	-	2,642
Junior subordinated debt	37,116	-	-	20,461	20,461
Accrued interest payable	7,370	-	452	6,918	7,370

Note 21. Other Noninterest Expense

Other noninterest expense items are presented in the following table for the years ended December 31, 2016, 2015 and 2014. Components exceeding 1% of the aggregate of total net interest income and total noninterest income are presented separately.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Other noninterest expenses
Marketing	$1,067	$1,335	$1,119
Supplies	794	486	444
Postage	639	648	748
FDIC insurance premiums	2,250	3,087	3,211
Collection expenses	746	834	1,217
Other	4,988	3,443	4,713
Total noninterest expenses	$10,484	$9,833	$11,452

Note 22. Subsequent Events

Redemption of Series A Preferred Stock and Series B Preferred Stock

On March 27, 2009, Trinity participated in the TARP Capital Purchase Program by issuing 35,539 shares of Series A Preferred Stock to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Series B Preferred Stock.  Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017.

Payment of Deferred Interest on Trust Preferred Securities

As of December 31, 2016, the Company had outstanding $37.1 million of trust preferred securities with a total of $9.8 million of accrued and unpaid interest.  During the first quarter of 2017, the Company used part of the proceeds from the private placement, plus a portion of a $15 million dividend from the Bank, to pay all of the accrued and unpaid interest on the junior subordinated debentures.

Conversion of Series C Preferred Stock to Non-Voting Common Stock

At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into 8,286,200 shares of non-voting common stock effective February 2, 2017.

Note 23.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2016	2015
	(In thousands)
Assets
Cash	$64,336	$707
Investments in subsidiaries	126,767	128,627
Other assets	11,047	7,944
Total assets	$202,150	$137,278

Liabilities and Stockholders' Equity
Dividends payable	$12,965	$8,693
Junior subordinated debt owed to unconsolidated trusts	37,116	37,116
Other liabilities	14,769	12,479
Stock owned by Employee Stock Ownership Plan (ESOP) participants	3,192	2,690
Stockholders' equity	134,108	76,300
Total liabilities and stockholders' equity	$202,150	$137,278

Statements of Operations

	December 31,
	2016	2015	2014
	(In thousands)
Dividends from subsidiaries	$15,000	$-	$-
Interest and other income	190	161	475
Interest and other expense	(3,799)	(3,152)	(3,320)
Income before income tax benefit and equity in undistributed net income of subsidiaries	11,391	(2,991)	(2,845)
Income tax benefit	3,657	-	-
Loss before equity in undistributed net income of subsidiaries	15,048	(2,991)	(2,845)
Equity in undistributed net income (loss) of subsidiaries	1,065	4,905	(3,147)
Net income (loss)	$16,113	$1,914	$(5,992)
Dividends and discount accretion on preferred shares	4,272	3,803	3,230
Net income (loss) available to common shareholders	$11,841	$(1,889)	$(9,222)

Statements of Cash Flows

	December 31,
	2016	2015	2014
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$16,113	$1,914	$(5,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income (loss) of subsidiaries	(1,065)	(4,905)	3,147
Decrease in taxes payable to subsidiaries	797	9,051	1,139
Decrease in taxes receivable	(797)	(9,051)	(1,139)
Gain on sale of subsidiary	-	-	(56)
Decrease (increase) in other assets	(2,320)	18,087	1,967
Decrease in other liabilities	(1,437)	(18,442)	(1,632)
Increase in sub debt accrued interest payable	2,842	2,559	2,340
Sale of subsidiary	-	-	(111)
Tax benefit recognized for exercise of stock options	-	-	-
Net cash used in operating activities	$14,147	$(773)	$(323)
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	300	(100)	290
Net cash (used in) provided by investing activities	$300	$(100)	$290
Cash Flows from Financing Activities
Issuance of treasury stock	138	198	100
Issuance of treasury stock for capital raise	8,983	-	-
Issuance of Preferred C Stock for capital raise	37,089	-	-
Issuance of common stock for capital raise	2,889	-	-
2016 granted RSUs expenses	83	-	-
Preferred shares dividend payments	-	-	-
Net cash provided by (used in) financing activities	$49,182	$198	$100
Net increase (decrease) in cash	63,629	(675)	67
Cash:
Beginning of year	707	1,382	1,315
End of year	$64,336	$707	$1,382

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As discussed in the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed on October 31, 2016, subsequent to the issuance of the Company's consolidated financial statements on Form 10-Q as of and for the quarterly period ended June 30, 2012, the Company's management determined that the Bank had not properly recognized certain losses and risks inherent in its loan portfolio on a timely basis as disclosed in the Company's Current Report on Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission ("SEC").  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.

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

To address the material weaknesses described below, the Company performed extensive procedures to ensure the reliability of its financial reporting.  These procedures included independent review of loan grading, TDR recognition, accrual status, collateral valuations, impairment and required loan loss reserves. Additional procedures were conducted relating to accounts payable, journal entries and reconciliations, and access controls. The additional procedures were conducted at a detailed level and included the dedication of a significant amount of internal resources and external consultants. As a result, management believes that the consolidated financial statements and other financial information included in this Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Exchange Act Rules 13a-15 (e) and 15d-15(e).

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

In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016, as a result of the material weaknesses in internal control over financial reporting as discussed below.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Management's assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the 1992 Internal Control —Integrated Framework issued by the COSO.

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

In connection with the preparation and filing of this Form 10-K, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Based on this evaluation, Management has concluded that there were control deficiencies in the Company's internal control over financial reporting, which individually or in combination were considered material weaknesses as of December 31, 2016. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2016. Many of these weaknesses continue to be present.

(1)	Internal Control Environment. Weaknesses in the control environment resulted in an environment in which management was able to override controls in the past, including:
·
An internal control matrix has not been established to define the internal controls "key" to ensuring financial statements are free of material misstatement.  As a result the work performed to test key internal controls was not sufficient to comply with all of the Company's obligations under Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

·	Management has not yet adopted COSO's 2013 Integrated Framework, and is still reporting under the 1992 Integrated Framework.
·	Management has not yet implemented input and file maintenance controls over financially significant systems to detect errors in initial input and unauthorized changes.

(2)	Information Systems and Reports. Weaknesses in the control environment over implementation, change management and monitoring of in-house systems were present, including:
·
In many cases management has relied on outputs from financially significant systems (such as accrued interest receivable / payable calculations, trust fees, days past due, average balances) without completing a periodic review / testing of these outputs to corroborate system accuracy.  These calculations are critical to ensuring accurate revenue and expense recognition.

·
A review of user access to all financial significant applications was not performed in calendar year 2016.  In addition, security events were not being tracked through available application logs for several applications.

·
During the year many financially significant applications were converted to another application.  Management indicated work had been performed to validate the accurate transfer of the data, however for a few financially significant applications much of the documentation supporting this review was not retained.

(3)
Financial Reporting.  Management reviews of control procedures designed to validate and detect errors at period end were informal in some cases and in most cases lacked the precision necessary to identify material errors:

·	Segregation of duties were not in place in several financially significant areas.
·
Review controls over financial significant, manually prepared reports and calculations, as well as reports from third parties, were not sufficiently documented to evidence a precise review occurred which would detect a material misstatement.

·
The preparation of memorandums supporting conclusions are imprecise and lack detailed documentation.  Additionally, evidence reviewed suggested that these memos were not being reviewed in a precise enough manner to detect misstatements.

·
Management has not yet developed a formal and sufficiently precise review control over the preparation of financial and regulatory reports, which includes a thorough review for material misstatements, clerical errors, formatting errors, transpositions, or noncompliance with GAAP / SEC / regulatory reporting requirements.

·
Although management implemented a reconciliation checklist in the current year, the reconciliations tracked within the checklist were not completed in a timely manner, and included stale reconciling items.

(4)	Allowance for Loan Losses. Processes and controls designed to monitor loan quality and determine the allowance for loan loss reserve were inadequate as follows:
·
Reserve calculations and reports utilized to estimate required reserves were subject to informal control procedures, leading to weaknesses in the quality of documentation utilized by management to support loan impairments, specific reserve requirements, and qualitative adjustments.

·	Reports utilized by the Loan Risk Rating Committee were not subject to formal reviews to ensure that decisions are being made based on accurate and complete information.
·	Review of the allowance for loan loss calculation was informal and insufficiently precise.

Independent Registered Public Accounting Firm Attestation on Management's Assessment of Internal Controls

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as us, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer's independent registered public accounting firm on the issuer's internal control over financial reporting, this Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

●
The Board of Directors is strengthening the Company's control environment by ensuring that management has adopted a philosophy, operating style and general tone that promotes and reinforces the importance of internal controls and compliance.  This is being accomplished through formal as well as informal communications from the Board and management, development and issuance of formal control procedures, and providing formal training to individuals responsible for the operation of controls.

●
The Internal Audit function updated its risk assessments.  The scope of testing performed by the department incorporates an assessment of the risks that could result in a misstatement of the Company's financial statements. Qualified independent external resources have been engaged to perform audits and support to the Internal Audit staff.

●
The Company underwent a conversion of its systems and tools used for compiling and issuing its financials to provide improved controls.  The Company imposed controls relating to the segregation of duties and access rights to various systems and is continuing to refine those controls to ensure effectiveness. In addition, the Company underwent a conversion of its core systems from its internally developed system to a third-party service provider which is expected to improve controls.

The remediation plans identified above were in different stages of progress as of the date of this Form 10-K. Management anticipates that these remedial actions, and further actions that are being developed, when fully implemented will strengthen the Company's internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2017 annual meeting of shareholders, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K.

Code of Conduct

All directors and employees of Trinity and all of its subsidiaries', including Trinity's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, are required to abide by Trinity's Code of Conduct (the "Code of Conduct").  Trinity does not maintain a separate code of ethics applicable solely to its directors, principal executive officer, principal financial officer and/or its principal accounting officer or the persons performing similar functions.  The Code of Conduct requires that the directors, executive officers, and employees of Trinity and its subsidiaries, avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Trinity's best interests.  Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

Trinity's Code of Conduct is available on its website (www.lanb.com) at https://www.lanb.com/docs/default-source/TCC/code-of-conduct-(2016-03-18).pdf?sfvrsn=6.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct by posting such information on its website. No waivers to Trinity's Code of Conduct were granted or made in 2016.

Item 11. Executive Compensation

The information required by Item 11 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2017 annual meeting of shareholders, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2017 annual meeting of shareholders, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity's current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan which was approved by stockholders at the 1998 Annual Meeting, the Trinity Capital Corporation 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the 2005 Annual Shareholders' Meeting and the Trinity Capital Corporation 2015 Long-Term Incentive Plan (the "2015 Plan"), which was approved by stockholders at the 2014 Annual Shareholders' Meeting held on January 22, 2015.  The following table provides information regarding the Plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	50,228	$4.00	449,772
Equity compensation plans not approved by stockholders	—	—	—
Total	50,228	$4.00	449,772	(2)

(1)	As of December 31, 2016, there were 50,228 outstanding RSUs under the Company's equity compensation plans. The exercise price in column (b) is for the outstanding RSUs.
(2)	No additional shares may be awarded under the 2005 Plan. The 2015 Plan authorized the issuance of 500,000 shares, of which 449,772 remain available for issuance as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2017 annual meeting of shareholders, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

 The information required by Item 14 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2017 annual meeting of shareholders, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K.

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

Exhibits.  The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Exhibit Description

3.1 (1)	Articles of Incorporation of Trinity Capital Corporation

3.2 (22)	Amended and Restated By-Laws of Trinity Capital Corporation

3.3 (22)	Amendment to the Articles of Incorporation, effective April 26, 2004

3.4 (9)	Amendment to the Articles of Incorporation establishing the Series A Preferred Stock and the Series B Preferred Stock, effective March 25, 2009

3.5 (23)	Amendment to the Articles of Incorporation establishing the Series C Preferred Stock, effective on December 16, 2016

3.4 (24)	Amendment to the Articles of Incorporation establishing non-voting common stock, effective February 2, 2017

4.1 (1)	Indenture dated as of March 23, 2000 among Trinity Capital Corporation, Trinity Capital Trust I and The Bank of New York

4.3 (6)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.4 (4)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.5 (5)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company

10.2 (1)	Trinity Capital Corporation 1998 Stock Option Plan

10.4 (2)	Form of stock option grant agreement under the Trinity Capital Corporation 1998 Stock Option Plan

10.5 (3)	Trinity Capital Corporation 2005 Stock Incentive Plan

10.6 (3)	Trinity Capital Corporation 2005 Deferred Income Plan

10.7 (13)	Amended and Restated Trinity Capital Corporation 2005 Stock Incentive Plan

10.8 (12)	Form of stock appreciation right grant agreement

10.12 (11)	Amendment to Trinity Capital Corporation 1998 Stock Option Plan

10.13 (11)	Amendment to Trinity Capital Corporation 2005 Deferred Compensation Plan

10.15 (13)	Form of Non-TARP Restricted Stock Unit grant agreement

10.16 (13)	Form of TARP Restricted Stock Unit grant agreement

10.17 (14)	Agreement by and between Los Alamos National Bank and The Comptroller of the Currency, dated November 30, 2012

10.18 (15)	Agreement by and between Trinity Capital Corporation and the Federal Reserve Bank of Kansas City, dated September 26, 2013

10.19 (16)	Consent Order by and between Los Alamos National Bank and The Comptroller of the Currency, dated December 17, 2013

10.20 (17)	Employment Agreement dated June 3, 2014 between Trinity Capital Corporation, Los Alamos National Bank and John S. Gulas

10.21 (18)	Consulting Agreement dated September 16, 2014, between Los Alamos National Bank and Daniel R. Bartholomew

10.22	Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.23	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2015)

10.24 (20)	Employment Agreement dated February 20, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Anne H. Kain

10.25 (21)	Employment Agreement dated October 27, 2015, between Trinity Capital Corporation, Los Alamos National Bank and Daniel W. Thompson

10.26 (25)	Employment Agreement dated February 23, 2016, between Trinity Capital Corporation, Los Alamos National Bank and Joseph Martony

10.27 (26)	Form of Restricted Stock Unit Award under the Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.28 (27)
Stock Purchase Agreement, dated September 8, 2016, by and among Trinity Capital Corporation, Castle Creek Capital Partners VI, LP, Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P., and Strategic Value Bank Partners LLC, through its fund Strategic Value Investors LP

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Form 10 filed on April 30, 2003, as amended.
(2)	Incorporated by reference to the Company's Form 8-K filed August 22, 2005
(3)	Incorporated by reference to the Company's Form S-8 filed on July 28, 2005
(4)	Incorporated by reference to the Company's Form 10-Q filed on August 9, 2005
(5)	Incorporated by reference to the Company's Form 10-Q filed on November 9, 2006
(6)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004
(7)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006
(8)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2007
(9)	Incorporated by reference to the Company's Form 8-K filed on March 27, 2009
(10)	Incorporated by reference to the Company's Form 10-Q filed on May 11, 2009
(11)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2008
(12)	Incorporated by reference to the Company's Form 8-K filed on January 3, 2006
(13)	Incorporated by reference to the Company's Form 10-K filed on March 15, 2013
(14)	Incorporated by reference to the Company's Form 8-K filed on December 6, 2013
(15)	Incorporated by reference to the Company's Form 8-K filed on October 1, 2014
(16)	Incorporated by reference to the Company's Form 8-K filed on December 23, 2014
(17)	Incorporated by reference to the Company's Form 8-K filed on June 9, 2014
(18)	Incorporated by reference to the Company's Form 8-K filed on September 16, 2014
(19)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2013
(20)	Incorporated by reference to the Company's Form 8-K filed on February 25, 2015
(21)	Incorporated by reference to the Company's Form 8-K filed on October 28, 2015
(22)	Incorporated by reference to the Company's Form 8-K filed on February 29, 2016
(23)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed on December 20, 2016 (File No. 000-50266)
(24)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 7, 2017 (File No. 000-50266)
(25)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 29, 2016 (File No. 000-50266)
(26)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 29, 2016 (File No. 000-50266
(27)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2016 (File No. 000-50266)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2017	TRINITY CAPITAL CORPORATION

	By:	/s/ John S. Gulas
John S. Gulas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John S. Gulas	Chief Executive Officer, President	April 14, 2017
John S. Gulas	and Director

/s/ Michael Shuler	Interim Chief Financial Officer	April 14, 2017
Michael Shuler

/s/ Jerry Kindsfather	Chairman of the Board	April 14, 2017
Jerry Kindsfather	and Director

/s/ Gregg Antonsen	Director	April 14, 2017
Gregg Antonsen

/s/ James E. Goodwin, Jr.	Director	April 14, 2017
James E. Goodwin, Jr.

/s/ Jeffrey F. Howell	Director	April 14, 2017
Jeffrey F. Howell

/s/ Leslie Nathanson Juris	Director	April 14, 2017
Leslie Nathanson Juris

/s/ Arthur B. Montoya, Jr.	Director	April 14, 2017
Arthur B. Montoya, Jr.

/s/ Charles A. Slocomb	Director	April 14, 2017
Charles A. Slocomb

/s/ Robert P. Worcester	Director	April 14, 2017
Robert P. Worcester

/s/ Anthony Scavuzzo	Director	April 14, 2017
Anthony Scavuzzo

/s/ James F. Deutsch	Director	April 14, 2017
James F. Deutsch