Form 10-K/A
period 2016-12-31
TRINITY CAPITAL CORP
filed 2017-05-01
CIK 99771

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

Large accelerated filer [   ] Accelerated filer[   ]
Non-accelerated filer   [   ]  (do not check if a smaller reporting company)     Smaller reporting company [ x]
Emerging growth company [  ]

             If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ]  Yes   [ x ]  No

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of June 30, 2016 was approximately $26,105,000.

As of March 31, 2017, there were 9,249,283 shares of voting Common Stock outstanding and 8,286,200 shares of non-voting Common Stock outstanding.

EXPLANATORY NOTE

Trinity Capital Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Amendment No. 1"), as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2017 (the "Original Filing"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company's definitive proxy statement if such statement is to be filed no later than 120 days after the Company's fiscal year ended December 31, 2016.  The Company is filing this Amendment No. 1 to include Part III information in its Form 10-K because it does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2016.
As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company's principal executive officer and principal financial officer as exhibits to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings with the SEC subsequent to the date of the Original Filing.

PART III
_
Item 10. Directors, Executive Officers and Corporate Governance

Unless the context requires otherwise or unless otherwise noted all references to "Trinity Capital Corporation," "Company," "we," "our," or "us" are to Trinity Capital Corporation and its wholly-owned subsidiary, Los Alamos National Bank (the "Bank"), collectively.

Board of Directors

Trinity's Board of Directors ("the Board") is divided into three classes with one class elected each year to serve for a three-year term.  The Board currently consists of 11 directors.

The following descriptions provide the background and qualifications for each director, including the year each became a director of Trinity and his or her positions with the Company. The age indicated for each individual is as of December 31, 2016.  There are no family relationships among directors or executive officers of the Company.

GREGORY ("GREGG") A. ANTONSEN
Director Since June 2015
Class I Director

Mr. Antonsen, age 63, has served as a member of the Boards of Directors of Trinity and the Bank since June 2015. Mr. Antonsen serves on the Nominating and Corporate Governance, Enterprise Risk Management and Compensation Committees. Mr. Antonsen is the Senior Vice President and Qualifying Broker at Sotheby's International Realty Santa Fe. Mr. Antonsen has been at Sotheby's International Realty since 2011. Prior to joining Sotheby's International Realty, Mr. Antonsen served for eight years as Senior Vice President for Business Development with Christie's International Real Estate, headquartered in Santa Fe, where he oversaw management of regional offices and business growth throughout North America. Mr. Antonsen was the founder of Antonsen, Garrett & Associates, Ltd., a boutique real estate firm in Hawaii and also conducted a solo law practice for ten years. Mr. Antonsen earned his Bachelors of Art degree from Gustavus Adolphus College in St. Peter, Minnesota and a Juris Doctorate from William Mitchell College of Law in St. Paul, Minnesota.

Mr. Antonsen brings more than 30 years of experience with real estate, marketing and management.

JAMES F. DEUTSCH
Director Since January 2017
Class III Director

Mr. Deutsch, age 61, is a partner at Patriot Financial Partners, LP.  He has over 35 years of banking experience and brings a breadth of knowledge to the Board in investment banking, commercial lending and corporate finance.  Mr. Deutsch has experience in financial services and a perspective as both an investor and operator of banks.  Mr. Deutsch currently serves on several other public company financial institution boards, including Sterling Bancorp, Cape Bancorp, Inc., and Avenue Financial Holdings, Inc.

JAMES E. GOODWIN, JR.
Director Since 2013
Class III Director

Mr. Goodwin, age 69, has served as a member of the Boards of Directors of Trinity and the Bank since 2013. He is the Chair of the Audit Committee and serves as the audit committee financial expert, as defined under the SEC rules and regulations. Mr. Goodwin is also a member of the Board's Executive, Compensation, Loan and Enterprise Risk Management Committees. He was a Partner in the firm of PricewaterhouseCoopers LLP ("PwC") and served as a member of the firm's U.S. Board of Partners and Principals.  Mr. Goodwin currently serves on PwC's Retired Partners Committee. Mr. Goodwin is a graduate of Virginia Polytechnic Institute and State University with a B.S. in Accounting and served on the Advisory Board for its College of Business-Department of Accounting and Information Technology.  He was a Certified Public Accountant in various states from 1973 until his retirement in 2009.

Mr. Goodwin is a member of the Board of Directors of The National Dance Institute of New Mexico.   He also serves as a member of the Audit Committee of the New Mexico State Investment Council.  Mr. Goodwin served on the Board and as Treasurer of the Museum of New Mexico Foundation for a number of years and is currently a member of its Advisory Board.   He was a member of the Boards of the School of Advance Research and the Cancer Foundation of New Mexico, both located in Santa Fe.  Mr. Goodwin served as President of the Alzheimer's Association/Greater Houston Chapter and as the Treasurer of the Big Brothers/Big Sisters of Greater Memphis.  He also served on the Boards of these organizations as well as the National Conference of Christians and Jews, Memphis Chapter, and the Japan/American Society of Houston.

Mr. Goodwin brings extensive accounting, auditing, financial reporting and risk management experience to the Board.  He served at PwC for over 39 years in a wide range of U.S. and Global leadership, audit and risk management positions and served as the lead engagement partner on a number of PwC's largest clients.  During his career at PwC, Mr. Goodwin worked closely with senior management, boards of directors and audit committees of large multinational companies and his experience provides him with a unique perspective of the complex issues facing businesses.

JOHN S. GULAS
Director since 2014
Class II Director

Mr. Gulas, age 58, has served as a member of the Boards of Directors of Trinity and the Bank since May 2014. Mr. Gulas also serves as the Chief Executive Officer and President of Trinity and the Bank. Mr. Gulas is a member of the Executive, Loan, Enterprise Risk Management, and Trust and Investment Committees. Prior to joining Trinity and the Bank, Mr. Gulas served as President and Chief Executive Officer for Farmers National Bank headquartered in Canfield, Ohio from 2010 to 2014, and served as Chief Operating Officer for Farmers National Bank from 2008 to 2010. Mr. Gulas served as President and Chief Executive Officer for Sky Trust, Co, N.A., a subsidiary of Sky Financial from 2005 to 2007. In his 26-year banking career, Mr. Gulas has also held executive positions at UMB, Wachovia Corporation, and KeyCorp. Mr. Gulas is a graduate of Youngstown State University and the University of Toledo College of Law.

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

Mr. Gulas brings extensive banking, management and strategic planning experience to the Board and the management of Trinity and the Bank. Mr. Gulas has a track record of improved performance, increasing stockholder value and growth in a community bank environment. Mr. Gulas was recognized by the American Bankers Association for leading Farmers National Bank to national acclaim as one of the top community banks in the country, and under Mr. Gulas' management in 2013 and 2014, Farmers National Bank was named by Bank Director magazine as one of the best banks with $1-5 billion in assets.

JEFFREY F. HOWELL
Director Since 2002
Class III Director

Ms. Howell, age 64, has served as a member of the Boards of Directors of Trinity and the Bank since 2002 and was Chair of the Board of Trinity from 2004 to 2008. She was the Chair of the Audit Committee from 2003 to 2014.  Ms. Howell is the Chair of the Board's Enterprise Risk Management Committee and a member of the Board's Audit and Trust and Investment Committees. She was President and Chief Executive Officer of Howell Fuel and Lumber Company, Inc., headquartered in Wallkill, New York. She was the founder and managing Director of Howell Meyers Associates from 1997 to 2001, was employed in various capacities at Harvard University from 1985 to 1991, including as Associate Director for Administration at Harvard College Observatory and Assistant Dean for Financial Operations in the Faculty of Arts and Sciences. She was an accountant in the Emerging Business Systems Group at Coopers & Lybrand from 1982 to 1984 after receiving her Masters of Business Administration from Yale University.

Ms. Howell is active in charitable and community organizations. She is a member of the Board of Directors of the Los Alamos National Laboratory Foundation of which she is a past President, President of The Delle Foundation, member of the League of Women Voters of Los Alamos, a member of the J. R. Oppenheimer Memorial Committee and a past Dog Handler and Search and Rescue volunteer for the Mountain Canine Corps K-9 Unit of the Pajarito Ski Patrol.  Ms. Howell is also Chair of the Stewards Committee of the Lady Bird Johnson Wildflower Center of the University of Texas at Austin.

LESLIE NATHANSON JURIS
Director Since September 2015
Class II Director

Ms. Nathanson Juris, age 70, has served as a member of the Boards of Directors of Trinity and the Bank since September 2015. Ms. Nathanson Juris serves as a member of the Board's Enterprise Risk Management and Nominating and Corporate Governance Committees. Ms. Nathanson Juris is the Founder and has been Managing Director of Nathanson/Juris Consulting, which advises corporate executives on issues of strategy, leadership, and organizational and personal performance. She continues to serve as an active consultant with her firm. Ms. Nathanson Juris has extensive experience in serving on corporate boards, including serving as Board Member for Ameristar Casinos, Inc. from 2003 to 2013; as Advisory Board Member to Chas. Levy Company, LLC from 1999 to 2011; Advisory Board Member to Successories from 2000 to 2003; and as a Board Member to Quill from 1995 to 1998.  Ms. Nathanson Juris also has extensive experience serving on non-profit boards, including National Dance Institute, New Mexico (NDInm) from 2003 to present; Emeritus Director to Creativity for Peace from 2005 to present; and as Advisory Board Member for BeCause Foundation from 2007 to present.

Ms. Nathanson Juris earned her Ph.D. in Organizational Behavior and Labor Relations from the Kellogg School of Management in 1979 and a Master's Degree from Northwestern University in 1975.  She served as an Adjunct Professor at Kellogg School of Management from 1999 to 2010, teaching executives from many industries, including Banking, courses in leadership, strategy and change management. Ms. Nathanson Juris earned her Bachelor's Degree from Tufts University.

Ms. Nathanson Juris brings this extensive experience and knowledge of leadership, business strategy and change management to the Boards of Trinity and the Bank.

JERRY KINDSFATHER
Director Since 1984
Class II Director

Jerry Kindsfather, age 67, has served as the Chair of the Board of Directors of Trinity since June 2012 and previously served as Chairman from 2000 to 2004. Mr. Kindsfather has served as the Chair of the Board of Directors of the Bank since February 2013. Mr. Kindsfather has served as a member of the Boards of Directors of Trinity and the Bank since 1984 and as a member of the Board of Directors of Title Guaranty since May 2000. He is the Chair of the Executive and Loan Committees and a member of the Compensation and Enterprise Risk Management Committees. Mr. Kindsfather retired in November 2003 after serving as President of AKC, Inc. since 1970 and as co-owner of Ed's Foods, a retail grocery store located in Los Alamos, New Mexico.  Mr. Kindsfather is a partner in J&G Investments and is a managing member of KKSE, LLC.

Mr. Kindsfather has business management experience and experience as a small business owner.  Mr. Kindsfather has extensive accounting and financial expertise.  Mr. Kindsfather has significant experience serving as a director for Trinity for 32 years.

ARTHUR B. MONTOYA, JR.
Director Since 2001
Class III Director

Dr. Montoya, age 53, has served as a member of the Boards of Directors of Trinity and the Bank since 2001. Dr. Montoya has served as Secretary for the Bank since 2012 and as Secretary for Trinity since 2015. He is Chair of the Board's Nominating and Corporate Governance Committee and is a member of the Board's Audit and Trust and Investment Committees. Dr. Montoya runs a successful dental practice in Los Alamos, New Mexico.

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

ANTHONY SCAVUZZO
Director Since January 2017
Class I Director

Mr. Scavuzzo, age 35, is a principal at Castle Creek Capital, LLC.  He brings extensive financial institution experience to the Board.  He has led to supported investments in numerous recapitalization, distressed, and growth situations and works with executive management teams on strategic planning, operational improvements, acquisitions, and capital financings.  Mr. Scavuzzo currently serves as a director at multiple banking institutions, including MBT Financial Corp., and serves on various board committees regarding governance, compensation and risk.

CHARLES A. SLOCOMB
Director Since 1999
Class I Director

Mr. Slocomb, age 70, has been a member of the Boards of Directors of Trinity and the Bank since 1999. Mr. Slocomb has served as Vice-Chairman of the Board of Trinity and the Bank since 2014. Mr. Slocomb is a member of the Board's Enterprise Risk Management, Loan,  Executive, Nominating and Corporate Governance and Audit Committees.  He retired from the Los Alamos National Laboratory in August 2004 and is currently employed by COMPA in Los Alamos mostly doing consulting work for the NNSA in the area of high performance computing. He held various management positions at the Laboratory, including Project Director, Division Director and Group Leader. He also serves as a member of the Road Committee of Laguna Vista Land Owners Association and as a volunteer firefighter for the Laguna Vista Volunteer Fire Department.

 Mr. Slocomb's qualifications include his expertise in technology and computing, including data security.  Mr. Slocomb lived in Los Alamos for 30 years before moving to Santa Fe in 2004. He has extensive knowledge about our communities and the Laboratory, which constitutes a major employer and business in the Company's markets.

ROBERT P. WORCESTER
Director Since 1995
Class II Director

Mr. Worcester, age 70, has been a member of the Boards of Directors of Trinity and the Bank since 1995 and served as the Chairman of the Board of Directors from 2008 to 2012.  Mr. Worcester served as the Vice Chairman of the Board from 2004 to 2008.  Mr. Worcester is the Chair of the Compensation and Trust and Investment Committees. He is also a member of the Audit and Loan Committees.  Mr. Worcester retired in October 2014 after practicing law for 40 years.  Mr. Worcester most recently practiced at the firm of Sommer Udall Sutin Law. He was previously the President and a 50% stockholder of Worcester & McKay, LLC which merged with Sommer Udall Sutin Law in 2013.  Mr. Worcester has been recognized by "The Best Lawyers in America" for the last 21 years and was recently recognized by "Outstanding Lawyers in America" and in "Super Lawyers of the Southwest."  He is also a Fellow of the American College of Trust and Estate Council since 1988 and past President of the Santa Fe Estate Planning Council.  He is the past President of the Georgia O'Keefe Foundation, a past member and Secretary of the Board of Directors of the Veritas Foundation, and a past member and Secretary of the Board of Directors of the Don and Susan Meredith Foundation.   In addition, Mr. Worcester serves as a member of the Board of Directors and President of the Peters Family Art Foundation, as a member of the Board of Directors and as President of the John Bourne Foundation, and as a member of the Board of Directors and Secretary of the Allan Houser Foundation.

Mr. Worcester's qualifications include his knowledge and expertise as a trust and estate attorney.  Mr. Worcester has knowledge of a broad range legal and business issues.  Mr. Worcester also serves the communities through professional, educational and community service organizations.

Executive Officers

John S. Gulas.  See "Board of Directors" above.

Michael Shuler.  Mr. Shuler, age 59, has serviced as Controller of Los Alamos National Bank since November 2015, and as Interim Chief Financial Officer of Trinity Capital Corporation and Los Alamos National Bank since March 2017.  Mr. Shuler was previously employed in various capacities by Beal Service Corporation, a wholly-owned subsidiary of Beal Bank, located in Plano, Texas from 1996 to September 2011, including the position of Senior Vice President Controller from 2001 through 2011.  Subsequently, Mr. Shuler served as Senior Vice President and Controller at United Central Bank located in Garland, Texas, until it was acquired by Hanmi Bank, where Mr. Shuler served as Senior Vice President and Regional Controller.  Mr. Shuler holds a Bachelor of Science degree in Accounting and is a Certified Public Accountant.

Thomas M. Lilly. Mr. Lilly, age 57, has served as Chief Credit Officer of Los Alamos National Bank since July 2013.  Mr. Lilly was previously employed as Chief Credit Officer at The National Bank in Bettendorf, Iowa from August 2009 to July 2013.  Mr. Lilly as served as the Chief Credit Officer of West Valley National Bank in Goodyear, Arizona from January 2008 to January 2009.  Mr. Lilly has over 30 years' experience as a commercial lender and Chief Credit Officer.

Yin Y Ho. Mr. Ho, age 65, has served as Chief Information Officer since September 29, 2014.  Mr. Ho was previously employed as Executive Vice President and Chief Information Officer at OmniAmerican Bank in Fort Worth, Texas since October 2008 until the bank was acquired by Southside Bank of Tyler, Texas.  Mr. Ho has performed key leadership roles as Chief Information Officer, Chief Information Security Officer, Technology Risk Management, and Enterprise Architect for IBM, Dell, Grant Thornton, Blockbuster, and Financial Institutions.  He is a frequent speaker for Banking and Finance Industry group in governance, risk, and cybersecurity areas, and was an adjunct professor at University of Texas in Arlington and University of North Texas.  Mr. Ho is the author of a network technology book and has served as publisher/editor-in-chief of information technology magazines.  Mr. Ho holds a BS from University of Wisconsin, an MS in Computer Science from North Dakota State University, and holds CIPP, CISA, CISM, CGEIT, and CISSP certification.

Stan Sluder.  Mr. Sluder, age 50, has served as Chief Lending Officer for the Bank since May 2015.  Mr. Sluder was most recently employed as Market President and Chief Lending Officer for Peoples Bank in New Mexico. Peoples Bank is a family-owned state-chartered member bank headquartered in Lawrence, Kansas.  Mr. Sluder was responsible for growth and profitability of the bank in New Mexico since 1998.  Mr. Sluder is a graduate of New Mexico State University with a Bachelor of Science in Communication Studies.

Joe Martony.  Joe Martony, age 53, has served as Chief Risk Officer for the Bank since January 2016.  Mr. Martony was most recently employed as Executive Vice President and Chief Risk Officer for SKBHC Holdings LLC ("SKBHC"), Starbuck Bancshares, Inc. and AmericanWest Bank from 2010 to 2015.  During that five-year time period, SKBHC, based in Seattle, Washington, grew to a $4 billion financial institution through a series of community bank acquisitions.  Prior to SKBHC, Mr. Martony held senior risk management positions at Mutual of Omaha Bank and First National Bank, both located in Scottsdale, Arizona.  From 1987 to 2006, Mr. Martony was a National Bank Examiner for the Office of the Comptroller of the Currency.  He is a graduate of Indiana University, with a Bachelor of Science degree in Business Finance.

Other Relationships

There are no arrangements or understandings between any of the directors or executive officers and any other person pursuant to which any of Trinity's directors or executive officers have been selected for their respective positions. There are no family relationships among directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors, executive officers and persons who beneficially own more than 10% of Trinity's common stock file reports of beneficial ownership and changes in beneficial ownership with the SEC. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based on our review of the forms filed during 2016, we believe that all directors and executive officers complied with Section 16(a) reporting requirements.

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

Trinity's Code of Conduct is available on its website (www.lanb.com) at https://www.lanb.com/docs/default-source/TCC/code-of-conduct-(2016-03-18).pdf?sfvrsn=6.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct by posting such information on its website at https://www.lanb.com. No waivers to Trinity's Code of Conduct were granted or made in 2016.  The information on, or that can be accessed through our website is not, and shall not be deemed to be part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Audit Committee

Mr. Goodwin (Chair), Dr. Montoya, Mr. Slocomb, Mr. Worcester and Ms. Howell currently serve on the Audit Committee. The Board has determined that Mr. Goodwin is an "audit committee financial expert" as defined under the SEC rules and regulations.  Each member of the Audit Committee is "independent" as that term is defined in the rules of NASDAQ and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

During 2016, the Company's named executive officers ("NEOs") were as follows: John S. Gulas, Daniel W. Thompson, and Thomas M. Lilly.

Summary Compensation Table. The following table contains the summary of compensation awarded to, paid to or earned by the NEOs in 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)
John S. Gulas, Chief Executive Officer of Trinity and the Bank (3)	2016	394,833	84,643	79,516	8,625	$567,617
	2015	407,692	-	-	39,492	$447,184
Daniel W. Thompson, Chief Financial Officer of Trinity and the Bank (4)	2016	265,117	12,206	33,808	1,200	$312,331
	2015	125,192	-	-	17,804	$142,996
Thomas M. Lilly, Chief Credit Officer of the Bank	2016	232,944	37,395	35,844	-	$306,183
	2015	233,914	-	-	-	$233,914
(1)	Amounts reported in this column were paid out in accordance with the Short Term Incentive Compensation Program. See description below under Grant of Plan-Based Awards.
(2)
Amounts reported in this column reflect the aggregate grant date fair value of restricted stock units ("RSUs"), computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 13 to this Form 10-K.

(3)
Other Compensation paid to Mr. Gulas in 2016 consists of an annual vehicle allowance ($8,625).  Other Compensation paid in 2015 consisted of an annual vehicle allowance ($9,000), moving expenses ($26,792) and temporary housing expenses ($3,700).

(4)
Mr. Thompson was hired on July 7, 2015 and was appointed Chief Financial Officer on October 27, 2015.  Mr. Thompson retired on March 27, 2017.  Other Compensation paid in 2016 consists of cell phone allowance ($1,200). Other Compensation paid in 2015 consists of cell phone allowance ($554) and half of the realtor fee on his prior residence ($17,250).

The NEO compensation historically has consisted of base salary, benefits, profit sharing, ESOP contributions, ESOP top-heavy cash payments for salaries in excess of plan caps, discretionary performance bonuses and discretionary stock incentives.  NEOs have generally been eligible to participate in all benefits on an equal basis with all other employees.  The salary for Mr. Gulas is set annually by the Board, based on the recommendations of the Compensation Committee.  Mr. Gulas then sets the salaries for the other executive officers.

 Employment Agreements. During 2016, the Company had in place employment agreements with Mr. Gulas and Mr. Thompson. The Company entered into these agreements to provide certainty in the relationships between the Company and these key employees in relation to their positions, as well as to establish non-compete and non-solicitation agreements and change in control provisions. The key provisions of these agreements are summarized immediately below and in the "Potential Payments upon Termination or Change in Control" section below.

The Company's employment agreements contain non-competition, non-solicitation, non-disparagement and confidentiality provisions, equitable enforcement provisions, and dispute resolution provisions. Mr. Gulas' employment agreement also requires him to provide 90 days' notice of intent to terminate employment voluntarily. These provisions were consideration to induce the Company to enter into the agreements and, thus, any benefit conferred by the employment agreements is conditioned on the honoring of these terms by the executive. Each of the Company's employment agreements referenced above precondition the receipt of any severance pay or other benefits upon a general release of claims against the Company and the Bank.

The employment agreements also include a provision that requires the adjustment or recovery of awards or payments upon restatement or other adjustment of relevant company financial statements or performance metrics. Thus, to the extent that such adjustment or recovery is required under applicable securities or other law, the Company's employment agreements provide that the executive will make restitution.  These summaries are qualified in their entirety by reference to the full employment agreements, copies of which are filed as exhibits to this Form 10-K.

Grants of Plan-Based Awards.  Mr. Gulas and certain other senior officers of the Bank are eligible for incentive-based compensation to be earned in 2016 pursuant to the 2015 Long-Term Incentive Plan (the "2015 Plan") and the Short-Term Incentive Compensation Program (the "Incentive Compensation Program").  The 2015 Plan is an "omnibus" stock plan that permits the Compensation Committee to utilize various types of equity-based awards, including stock options, stock appreciation rights and restricted stock units.  Awards under the Incentive Compensation Program are paid solely in cash.  Awards pursuant to the 2015 Plan and the Incentive Compensation Program are both discretionary and based upon performance metrics that are set each year by the applicable governing committee.  The performance metrics are aimed at encouraging growth and increasing profitability and ensuring appropriate risk management.  In addition, the equity awards will vest in equal installments over a three-year period and require profitability in subsequent years as a prerequisite to vesting, among other requirements. Awards made under the 2015 Plan and the Incentive Compensation Program are subject to recoupment by the Company in the event of a material error or the necessity for a restatement of the data upon which the award was based.

The following table sets forth information regarding each grant of an award to an NEO in 2016 under the 2015 Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards (1) ($)
John S. Gulas	02/23/2016	19,879	$79,516
Daniel W. Thompson	02/23/2016	8,452	33,808
Thomas Lilly	02/23/2016	8,961	35,844

(1) The last reported sale price of the Company's common stock on February 23, 2016, the grant date of the stock award reflected in this column was $4.00.

Outstanding Equity Awards as of 2016 Year-End. The following table provides information as of December 31, 2016 regarding outstanding equity awards held by the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Fair Value of Shares or Units of Stock That Have Not Vested (2) ($)
John S. Gulas	-	-	-	-	19,879	94,425
Daniel W. Thompson	-	-	-	-	8,452	40,147
Thomas Lilly	-	-	-	-	8,961	42,565

(1)	All awards reflected in this column will vest equally on the first, second, and third anniversary of the grant date of February 23, 2016.
(2)	The fair value is based upon the last reported sale price of the Company common stock on December 31, 2016 of $4.75 per share.

Potential Payments upon Termination or Change in Control. As of December 31, 2016, the Bank is deemed to be in "troubled condition" by virtue of the regulatory enforcement actions, and as a result, we are required to comply with certain restrictions on severance payments under the applicable rules and may be prohibited from making some or all of the payments reflected in the table below in connection with an employment termination. However, the table below sets forth the estimated amount of incremental compensation payable to each of the NEOs upon different employment termination and change in control scenarios as though the troubled condition rules did not apply. The amounts shown assume the hypothetical payment event was effective as of December 31, 2016, and that the price of the Company's common stock was the closing price of $4.75 on December 30, 2016 (the last trading day of the year).

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

(3)	The outstanding RSUs awarded to Mr. Gulas under the 2015 Plan would vest 100% upon Mr. Gulas' termination without cause on or following a change in control of the Company.

All change in control payments due to Mr. Gulas and Mr. Thompson are limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G.

Tax and Accounting Considerations. In consultation with advisors, the tax and accounting treatment of each of the Company's compensation programs is evaluated at the time of adoption and, as necessary, with changes in tax or other applicable rules or conditions making such a review prudent to ensure we understand the financial impact of each program on the Company and the value of the benefit provided to the Company's officers and employees.

Code Section 162(m) generally limits the Bank's Federal income tax deduction for certain executive compensation in excess of $1 million paid to the Chief Executive Officer and the three highest compensated officers (other than the Chief Financial Officer) serving at the end of the year. The $1 million deduction limit does not apply, however, to "performance-based compensation," as that term is defined in Code Section 162(m). The Compensation Committee recognizes the possibility that if the amounts of the base salary of a covered officer, and other compensation that is not "performance-based compensation," exceeds $1 million, it may not be fully deductible for Federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of payment should be modified as to preserve any deduction otherwise available. In 2016, the limitation on deductibility of compensation to the Company's officers did not affect the Company's compensation practices nor did the Company pay any officers an amount in excess of the applicable deductibility limit.

Compensation Claw-backs. Upon completion of the restatement of financial data contained in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on December 12, 2014, the Company initiated a compensation claw-back in accordance with CPP rules and all other applicable laws.  The claw-backs included all persons subject to claw-back requirements who received incentive compensation based upon the Company's performance during 2013, 2012, 2011 and 2010.  The total of the claw-backs is approximately $97 thousand of which over $78 thousand was recovered as of March 31, 2017.

Non-Employee Director Compensation

The Company provides compensation to non-employee directors based on the service they provide to the Company. The Company's employee director, John S. Gulas, was not provided compensation for his service as director during 2016. The Company's employee director was compensated for his positions within the Company during 2016 as described above.

The following table sets forth compensation provided to each of the non-employee directors of the Company and includes compensation for their services as directors of the Bank in 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation (1) ($)	Total ($)
Gregory Antonsen	36,000	12,000	3,510	51,510
James E. Goodwin, Jr	42,000	22,000	4,680	68,680
Jeffrey F. Howell	36,000	16,000	3,803	55,803
Leslie Nathanson Juris	36,000	12,000	3,510	51,510
Jerry Kindsfather	72,830	26,000	7,227	106,057
Arthur B. Montoya, Jr.	36,000	16,000	3,803	55,803
Charles A. Slocomb	36,000	18,000	3,949	57,949
Robert P. Worcester	36,000	16,000	3,803	55,803

(1)	All Other Compensation consists of tax gross-ups. The Company does not provide for the payment of any tax gross-ups to its NEOs.

The Board modified the fees paid to non-employee members, effective January 1, 2016, as presented in the table below. Each non-employee member of the Board receives the compensation as presented in the following table.

Board or Committee	2016 Fee Schedule ($) (1)	2017 Fee Schedule ($) (3)
Trinity Board of Directors Monthly Retainer	500	500
Bank Board of Directors Monthly Retainer	2,500	2,500
Trinity Board of Directors Annual Stock Grant (2)	12,000	12,000
Trinity Chair of the Board of Directors Monthly Retainer	833	833
Trinity and Bank Audit Committee Chairman Monthly Retainer	500	500
Trinity and Bank Executive Committee Members	500	500
Trinity Chair of the Board of Directors Annual Stock Grant (2)	8,000	8,000
Trinity and Bank Audit Committee, Compensation, Risk Management, and Nominating Committees Chairman Annual Stock Grant (2)	4,000	4,000

(1)	The 2016 Fee Schedule was approved on February 24, 2016 with an effective date of January 1, 2016.

(2)     The grant is based on the higher of last reported sale price of the Company's common stock on the date of grant or $4.75 which is the price paid on December 19, 2016 by the investor groups for their $52 million ownership interest.  The price used for the January 31, 2017 grant was $4.75.

(3)	On December 20, 2016, the Fee Schedule was approved and effective on January 1, 2017.

Under the Trinity Capital Corporation Directors Deferred Compensation Plan, approved March 24, 2015, directors may choose to defer some or all of their annual cash retainers.  Deferred compensation will be invested in an interest-bearing account.  In 2016, one board member elected to defer a portion of board fees earned.  In January 2017, the board authorized its non-employee directors to elect to receive their compensation in the form of cash, shares of common stock, or a combination thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Requirements

In 2016, the Company had not adopted stock ownership requirements for the NEOs or directors apart from the requirements of the bank regulators under 12 U.S.C. Section 72, which require directors to own a minimum of $1,000 in the Company's stock. Each of the Company's directors satisfies this requirement as set forth in the table below.  In January 2017, the Board approved the Trinity Capital Corporation Non-Employee Director Stock Ownership Guidelines which sets the minimum amount of stock certain directors (excluding any directors that serve as a representative of 5% or more owners of the Company's common stock) must own equal to two times the director's base retainer and provides a period of time to obtain such ownership.

Beneficial Ownership

The following table sets forth certain information regarding beneficial ownership of Trinity's common stock by:

·	any person who is known to Trinity to own beneficially more than 5% of Trinity's common stock;
·	each of Trinity's directors;
·	each NEO of Trinity; and
·	all current executive officers and directors as a group.

All shares of common stock are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.  Beneficial ownership as of the dates noted has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of March 31, 2017. The shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2017, are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person.  The address of each beneficial owner is c/o Trinity, 1200 Trinity Drive, Los Alamos, New Mexico 87544, unless otherwise indicated by footnote.  As of December 31, 2016, there were 17,513,794 shares of common stock outstanding.

		As of March 31, 2017
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
Gregory G. Antonsen	Director	7,710	*
James E. Goodwin, Jr. (1)	Director	15,931	*
John S. Gulas (2)	Director and Chief Executive Officer	22,144	*
Yin Y Ho (3)	Chief Information Officer	2,996	*
Jeffrey F. Howell	Director	19,396	*
Leslie Nathanson Juris	Director	8,026	*
Jerry Kindsfather (4)	Director	242,992	2.6%
Thomas M. Lilly (5)	Chief Credit Officer	2,987	*
Arthur B. Montoya, Jr. (6)	Director	29,333	*
Charles A. Slocomb (7)	Director	20,072	*
Robert P. Worcester (8)	Director	22,674	*

Total of Current Directors and Executive Officers (9)		394,261	4.3%

(1)
The James E. Goodwin, Jr. 2010 Trust holds 10,000 shares which was gifted to the trust by Mr. Goodwin.  Mr. Goodwin does not have any voting or investment power over such shares.  Mr. Worcester is one of the Trustees of the trust and has voting and investment power over such shares.

(2)	Mr. Gulas holds 13,253 remaining RSUs awarded on February 23, 2016 which are not included in the total as these RSUs are not yet vested.
(3)	Mr. Ho holds 5,993 remaining RSUs awarded on February 23, 2016. These RSUs are not yet vested.
(4)
Mr. Kindsfather holds 106,768 shares in the Kindsfather Family Revocable Trust. Mr. Kindsfather's beneficial ownership also includes 129,592 shares, one-half of the 259,184 shares held by J&G Investments, in which Mr. Kindsfather is a 50% partner with shared voting and investment power.

(5)	Mr. Lilly holds 5,974 remaining RSUs awarded on February 23, 2016. These RSUs are not yet vested.
(6)
Dr. Montoya shares voting and investment power in 29,033 shares with his spouse. The remaining 300 shares are held by the Arthur B. Montoya, Jr., DDS Profit Sharing Plan over which Dr. Montoya shares voting and investment power.

(7)	Mr. Slocomb shares voting and investment power in such shares with his spouse.
(8)
Mr. Worcester shares voting and investment power over 22,674 shares with his spouse.  Mr. Worcester serves as Trustee to the James E. Goodwin, Jr. 2010 Trust and has voting and investment powers over the 10,000 shares held therein.  These shares are included under James E. Goodwin Jr.'s total in the above table.

(9)	The total percentage of ownership for all Directors and Executive Officers includes all options exercisable within 60 days of April 1, 2017.

Persons known to Trinity to own more than 5% of the outstanding shares

		As of March 31, 2017
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class

Castle Creek Capital Partners VI LP	5% Shareholder	909,567	9.9%
Patriot Financial Partners	5% Shareholder	909,567	9.9%
Strategic Value Investors LP	5% Shareholder	842,105	9.1%
Trinity Capital Corporation ESOP (1)	5% Shareholder	671,578	7.3%
The Delle Foundation (2)	5% Shareholder	567,097	6.1%

(1)	Of the 672,578 shares held by Trinity's ESOP as of March 31, 2017 all were allocated or will be allocated to the individual participants' accounts.
(2)
The Delle Foundation is a non-profit corporation. George A. Cowan, the grantor of the foundation, served as a Director Emeritus to Trinity and the Bank until his death in April 2012. The address of The Delle Foundation is PO Box 460, Los Alamos, NM 87544. Ms. Howell serves as Chairman of the Board of The Delle Foundation.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity's current stock-based benefit plans and arrangements consist of the 1998 Stock Option Plan which was approved by stockholders at the 1998 Annual Meeting, the Trinity Capital Corporation 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the 2005 Annual Shareholders' Meeting and the Trinity Capital Corporation 2015 Long-Term Incentive Plan, which was approved by stockholders at the 2014 Annual Shareholders' Meeting held on January 22, 2015.  The following table provides information regarding the Plans as of December 31, 2016:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Trinity's written Related Party Transaction Policy provides that all relationships between Trinity and any director, executive officer or an entity related to a director or executive officer, will be reviewed, approved or ratified by the Audit Committee, excluding loan transactions falling within the ordinary course of business with the Bank. All transactions will be reviewed, regardless of type, when the transaction is anticipated to or actually meets or exceeds $120,000 in compensation to the director, executive officer or an entity related to a director or executive officer. The review will include the details of the relationship, including the nature of the relationship, the anticipated amount of compensation to be paid under the transaction, and, if possible, a comparison of market rates for similar products or services. The Audit Committee will consider the proposed relationship and either approve or deny the engagement. Additionally, the relationships with directors and their related entities will be reviewed each year as part of the determination of independence of each director and nominee. In the event that a relationship is entered into without prior approval of the Audit Committee, it will be provided with detailed information regarding the relationship for ratification. If the Audit Committee does not ratify the relationship, Trinity will terminate the relationship. Once a relationship has been created, Trinity will cause a request for proposals to be issued to the director, executive officer or entity related to a director or executive officer not less than every five years. This request will serve to ensure that Trinity is obtaining products and services on terms at least as favorable as if they were from an unrelated third party.

The types of transactions, relationships and arrangements that are considered in determining independence but are not disclosed as a related party transaction include, but are not limited to, borrowing relationships and business relationships. Trinity is a bank holding company that controls the Bank, a national bank. The Bank commonly enters into customary loan, deposit and associated relationships with its directors and executive officers, all of which are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. All loans by the Bank to Trinity's directors and executive officers are subject to the regulations of the OCC. National banks are generally prohibited from making loans to their directors and executive officers at favorable rates or on terms not comparable to those available to the general public or other employees. The Bank does not offer any preferential loans to Trinity's directors or executive officers.

Independence of Directors

It is Trinity's policy that the Board consists of a majority of independent directors.  The Board has determined that each of Messrs. Antonsen, Deutsch, Goodwin, Kindsfather, Montoya, Jr., Scavuzzo, Slocomb, and Worcester and Mmes. Howell and Nathanson Juris is "independent," as defined by NASDAQ.  In making these determinations, the Board was aware of and considered the loan and deposit relationships with directors and their related interests with which the Bank enters into in the ordinary course of business, and any other arrangements which would fall within the provisions described under "Certain Relationships and Related Transactions" above.

Item 14. Principal Accountant Fees and Services

The Board selected Crowe as the independent registered public accounting firm of Trinity and the Bank for the years ended December 31, 2016 and 2015.

Audit and Other Fees Paid.  Aggregate fees for professional services rendered for Trinity and the Bank by Crowe for the years ended December 31, 2016 and 2015 are described below.

	2016	2015
Services Provided	(thousands)
Audit Fees, including audits of our consolidated financial statements	$2,069	$1,007
Audit Related Fees, including assurance related services the majority of which relate to the audits of Trinity's ESOP and 401(k) plan and evaluation of compliance with the Sarbanes-Oxley Act of 2002	-	-
Tax Fees, including preparation of our federal and state income tax returns and non-routine tax consultations	41	-
All Other Fees	10	191
TOTAL	$2,120	$1,198

Fees Paid.  For the year ended December 31, 2016, the Company paid a total of $2.1 million to Crowe Horwath for audit work related to the 2015 and 2014 financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.   The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm's compensation.  In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to Trinity or the Bank and ensures that the independent public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation.  During the years ended December 31, 2016, 2015 and 2014, all services were approved in advance by the Audit Committee in compliance with these processes. The Committee concluded that the provision of such services by Crowe and Moss Adams was compatible with the maintenance of each firm's independence in the conduct of its auditing functions.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit Number	Exhibit Description

31.3	Certification of CEO pursuant to Rule 13a-14(a).

31.4	Certification of CFO pursuant to Rule 13a-14(a).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: May 1, 2017	By:	/s/ John S. Gulas
John S. Gulas
President and Chief Executive Officer