Form 10-Q
period 2017-03-31
TRINITY CAPITAL CORP
filed 2017-05-15
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)
	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$12,716	$13,537
Interest-bearing deposits with banks	33,981	105,798
Securities purchased under resell agreements	-	-
Cash and cash equivalents	46,697	119,335
Investment securities available for sale, at fair value	451,089	439,650
Investment securities held to maturity, at amortized cost (fair value of $7,612 and $8,613 as of March 31, 2017 and December 31, 2016, respectively)	7,954	8,824
Non-marketable equity securities	3,621	3,812
Loans held for sale	-	-
Loans (net of allowance for loan losses of $14,187 and $14,352 as of March 31, 2017 and December 31, 2016, respectively)	764,469	771,138
Mortgage servicing rights ("MSRs"), net	6,667	6,905
Bank owned life insurance ("BOLI")	10,282	10,191
Premises and equipment, net	26,001	25,959
Other real estate owned ("OREO"), net	7,991	8,436
Other assets	31,305	31,187
Total assets	$1,356,076	$1,425,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$163,110	$181,974
Interest-bearing	1,043,374	1,033,115
Total deposits	1,206,484	1,215,089
Borrowings	2,300	2,300
Junior subordinated debt	36,931	36,927
Other liabilities	10,682	33,822
Total liabilities	1,256,397	1,288,138

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 671,962 shares and 671,962 shares as of March 31, 2017 and December 31, 2016, respectively, at fair value	$3,192	$3,192

Commitments and contingencies (Notes 13)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual; 0 shares and 35,539 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, $1,000 liquidation value per share, at amortized cost	$-	$35,068
Series B, 9% cumulative perpetual; 0 shares and 1,777 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, $1,000 liquidation value per share, at amortized cost	-	1,850
Series C, 0% convertible cumulative perpetual; 0 shares and 82,862 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, $475 liquidation value per share, at amortized cost	-	37,089
Common stock, no par; 20,000,000 shares authorized; 9,249,283 shares and 9,199,306 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,543	9,510
Common stock non-voting, no par; 20,000,000 shares authorized; 8,286,200 shares and 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8,286	-
Additional paid-in capital	29,638	694
Retained earnings	54,134	55,391
Accumulated other comprehensive income (loss)	(5,114)	(5,495)
Total stockholders' equity	96,487	134,107
Total liabilities and stockholders' equity	$1,356,076	$1,425,437

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$9,307	$10,130
Interest and dividends on investment securities:
Taxable	1,672	1,731
Nontaxable	246	17
Other interest income	161	248
Total interest income	11,386	12,126

Interest expense:
Deposits	459	623
Borrowings	36	36
Junior subordinated debt	720	707
Total interest expense	1,215	1,366
Net interest income	10,171	10,760
Provision for loan losses	30	-
Net interest income after provision for loan losses	10,141	10,760

Noninterest income:
Mortgage loan servicing fees	486	550
Trust and investment services fees	651	632
Service charges on deposits	295	294
Net gain on sale of OREO	328	258
Net gain on sale of loans	-	573
Net gain on sale of securities	-	-
BOLI income	91	-
Mortgage referral fee income	327	-
Other fees	560	265
Other noninterest income	(21)	52
Total noninterest income	2,717	2,624

Noninterest expenses:
Salaries and employee benefits	6,037	6,366
Occupancy	686	839
Data processing	1,374	660
Legal, professional, and accounting fees	2,633	1,359
Amortization and valuation of MSRs	238	1,171
Other noninterest expense	2,902	2,258
Total noninterest expenses	13,870	12,653
(Loss) income before (benefit) for income taxes	(1,012)	731
(Benefit) provision for income taxes	(526)	-
Net (loss) income	(486)	731
Dividends and discount accretion on preferred shares	771	1,034
Net loss available to common shareholders	$(1,257)	$(303)
Basic loss per common share	$(0.10)	$(0.05)
Diluted loss per common share	$(0.10)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(486)	$731
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	630	3,457
Securities losses (gains) reclassified into earnings	-	-
Related income tax benefit (expense)	(249)	-
Other comprehensive income (loss)	381	3,457
Total comprehensive (loss) income	$(105)	$4,188

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					731		731
Other comprehensive income						3,457	3,457
Dividends declared on preferred shares					(1,034)		(1,034)
Amortization of preferred stock issuance costs			45		(45)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, March 31, 2016	$6,836	$(8,983)	$36,785	$394	$43,885	$676	$79,593

	Common stock
(In thousands, except per share data)	Issued	Non-voting Issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2016	$9,510	$-	$74,007	$694	$55,391	$(5,495)	$134,107
Net loss					(486)		(486)
Other comprehensive income						381	381
Redemption of Series A Preferred shares			(35,068)				(35,068)
Redemption of Series B Preferred shares			(1,850)				(1,850)
Dividends declared on preferred shares					(373)		(373)
Series C preferred shares converted to non-voting common stock		8,286	(37,089)	28,803			-
Common stock issued for board compensation	33			125			158
Amortization of preferred stock issuance costs			-		(398)		(398)
Q1 RSU compensation expense				16			16
Balance, March 31, 2017	$9,543	$8,286	$-	$29,638	$54,134	$(5,114)	$96,487

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities	(Dollars in thousands)
Net (loss) income	$(486)	731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,904	1,076
Provision for loan losses	30	-
Net (gain) loss on sale of investment securities	-	-
Net gain on sale of loans	-	(573)
Gains and write-downs on OREO, net	(321)	(213)
Loss on disposal of premises and equipment	-	1
Decrease in deferred income tax assets	(739)	-
Federal Home Loan Bank stock dividends received	(1)	1
Net amortization of MSRs	299	321
Change in mortgage servicing rights valuation allowance	(61)	850
BOLI Income	(91)	-
Compensation expense recognized for restricted stock units	16	-
Decrease in accrued interest payable on sub debt	(9,676)	-
Changes in operating assets and liabilities:
Other Assets	483	(98)
Other Liabilities	(872)	1,035
Net cash provided by operating activities before origination and gross sales of loans held for sale	(9,515)	3,131
Gross sales of loans held for sale	-	(14,943)
Origination of loans held for sale	-	15,908
Net cash provided by operating activities	$(9,515)	4,096

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$14,264	$6,998
Proceeds from sale of investment securities, available for sale	-	-
Purchase of investment securities, available for sale	(26,823)	(77,460)
Proceeds from maturities and paydowns of investment securities, held to maturity	822	35
Proceeds from sale of other real estate owned	1,117	928
Loans paid down (funded), net	6,615	15,987
Purchases of premises and equipment	(390)	(4,559)
Net cash provided by (used in) investing activities	(4,395)	(58,071)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	11,772	42,312
Net decrease in time deposits	(20,377)	(10,298)
Redemption of Preferred stock	(37,316)	-
Issuance of common stock for stock option plan	158	138
Cash dividends paid on preferred stock	(12,965)	-
Net cash provided by (used in) financing activities	(58,728)	32,152
Net increase (decrease) in cash and cash equivalents	(72,638)	(21,823)
Cash and cash equivalents:
Beginning of period	119,335	188,875
End of period	$46,697	$167,052
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,928	$699
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	433	1,543
Sales of other real estate owned financed by loans	-	971
Transfer from Venture Capital to Loans	150	-
Conversion of Preferred C stock to non-voting common stock	37,089	-
Dividends declared on preferred stock	-	1,034

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.  The Company is in the process of dissolving Title Guaranty.  TCC Funds was dissolved in January 2017.

Basis of presentation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year then ended.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Net (loss) income	$(486)	$731
Dividends and discount accretion on preferred shares	771	1,034
Net loss available to common shareholders	$(1,257)	$(303)
Weighted average common shares issued	13,017,045	6,856,800
LESS: Weighted average treasury stock shares	-	(332,014)
Weighted average common shares outstanding, net	13,017,045	6,524,786
Basic loss per common share	$(0.10)	$(0.05)
Dilutive effect of stock-based compensation	-	-
Weighted average common shares outstanding including dilutive shares	13,017,045	6,524,786
Diluted loss per common share	$(0.10)	$(0.05)

Certain restricted stock units were not included in the above calculation, as they would have had an anti-dilutive effect as there was a net loss for the period.  The total number of shares excluded was approximately 33,000 shares and 12,000 shares for three months ended March 31, 2017 and March 31, 2016, respectively.

Note 3. Recent Accounting Pronouncements

Newly effective standards:  In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU was effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company has elected to account for forfeitures when they occur.  The financial statement impact from this standard is immaterial.
Newly Issued But Not Effective Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The FASB later issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date by one year.  The amended effective date is annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company's consolidated financial statements.  The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Company's preliminary materiality analysis and may change the conclusions reached as to the application of this new guidance.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect any material impact from this ASU on the Company's financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect any material impact from this ASU on the Company's financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect any material impact from this ASU on the Company's financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Sub-Topic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This ASU is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The company is currently in the process of evaluating the effects of ASU 2017-08 on its financial statements and disclosures, but does not expect any material impact on the Company's financial statements.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of March 31, 2017 and December 31, 2016, the reserve requirement on deposit at the FRB was $0 due to the large balance kept at the FRB.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
U.S. Government sponsored agency	$79,332	$59	$(402)	$78,989
State and political subdivision	51,705	107	(1,277)	50,535
Residential mortgage backed security	196,125	24	(2,318)	193,831
Residential collateralized mortgage obligation	14,069	72	(92)	14,049
Commercial mortgage backed security	115,810	98	(2,886)	113,022
SBA pools	674	-	(11)	663
Totals	$457,715	$360	$(6,986)	$451,089

December 31, 2016
U.S. Government sponsored agency	$69,306	$20	$(498)	$68,828
State and political subdivision	38,718	42	(1,417)	37,343
Residential mortgage backed security	206,101	42	(2,324)	203,819
Residential collateralized mortgage obligation	14,828	77	(89)	14,816
Commercial mortgage backed security	117,272	57	(3,157)	114,172
SBA pools	681	-	(9)	672
Totals	$446,906	$238	$(7,494)	$439,650

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
SBA pools	$7,954	$-	$(342)	$7,612
Totals	$7,954	$-	$(342)	$7,612

December 31, 2016
SBA pools	$8,824	$-	$(211)	$8,613
Totals	$8,824	$-	$(211)	$8,613

As of March 31, 2017 and 2016 there were no realized net gains (losses) on sale and call of securities available for sale.  The tax benefit (provision) related to these net realized gains and losses was $0 for both the three months ended March 31, 2017 and 2016.

A summary of unrealized loss information for investment securities, categorized by security type, as of March 31, 2017 and December 31, 2016 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:
March 31, 2017
U.S. Government sponsored agency	$62,043	$(402)	$-	$-	$62,043	$(402)
State and political subdivision	37,167	(1,277)	-	-	37,167	(1,277)
Residential mortgage backed security	116,824	(1,321)	67,630	(997)	184,454	(2,318)
Residential collateralized mortgage obligation	9,065	(90)	113	(2)	9,178	(92)
Commercial mortgage backed security	95,055	(2,886)	-	-	95,055	(2,886)
SBA pools	-	-	663	(11)	663	(11)
Totals	$320,154	$(5,976)	$68,406	$(1,010)	$388,560	$(6,986)

December 31, 2016
U.S. Government sponsored agency	$53,877	$(498)	$-	$-	$53,877	$(498)
State and political subdivision	33,833	(1,417)	-	-	33,833	(1,417)
Residential mortgage backed security	143,344	(1,539)	50,474	(785)	193,818	(2,324)
Residential collateralized mortgage obligation	8,413	(87)	122	(2)	8,535	(89)
Commercial mortgage backed security	96,222	(3,157)	-	-	96,222	(3,157)
SBA pools	-	-	673	(9)	673	(9)
Totals	$335,689	$(6,698)	$51,269	$(796)	$386,958	$(7,494)

Securities Held to Maturity:
March 31, 2017
SBA Pools	$-	$-	$7,612	$(342)	$7,612	$(342)
Totals	$-	$-	$7,612	$(342)	$7,612	$(342)

December 31, 2016
SBA Pools	$8,613	$(211)	$-	$-	$8,613	$(211)
Totals	$8,613	$(211)	$-	$-	$8,613	$(211)

As of March 31, 2017 the Company's security portfolio consisted of 125 securities, 90 of which were in an unrealized loss position. As of March 31, 2017, $388.6 million in investment securities had unrealized losses with aggregate depreciation of 1.77% of the Company's amortized cost basis.  Of these securities, $68.4 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.45%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of March 31, 2017, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$10,203	$10,198	$-	$-
One to five years	41,111	40,791	-	-
Five to ten years	31,234	31,284	-	-
Over ten years	49,163	47,914	7,954	7,612
Subtotal	131,711	130,187	7,954	7,612
Residential mortgage backed security	196,125	193,831	-	-
Residential collateralized mortgage obligation	14,069	14,049	-	-
Commercial mortgage backed security	115,810	113,022
Total	$457,715	$451,089	$7,954	$7,612

Securities with carrying amounts of $84.9 million and $87.9 million as of March 31, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of March 31, 2017 and December 31, 2016, loans consisted of:

	March 31, 2017	December 31, 2016

Commercial	$74,637	$69,161
Commercial real estate	407,317	405,900
Residential real estate	205,381	214,726
Construction real estate	73,128	75,972
Installment and other	19,547	21,053
Total loans	780,010	786,812
Unearned income	(1,354)	(1,322)
Gross loans	778,656	785,490
Allowance for loan losses	(14,187)	(14,352)
Net loans	$764,469	$771,138

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of March 31, 2017, 26.0% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of March 31, 2017 and December 31, 2016, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2017	(In thousands)
Commercial	$73,666	$602	$15	$354	$971	$74,637
Commercial real estate	405,821	-	188	1,308	1,496	407,317
Residential real estate	202,323	1,033	365	1,660	3,058	205,381
Construction real estate	67,979	256	202	4,691	5,149	73,128
Installment and other	19,345	49	150	3	202	19,547
Total loans	$769,134	$1,940	$920	$8,016	$10,876	$780,010

Nonaccrual loan classification, included above	$8,192	$212	$555	$7,756	$8,523	$16,715

December 31, 2016
Commercial	$67,562	$1,010	$221	$368	$1,599	$69,161
Commercial real estate	399,861	4,564	-	1,475	6,039	405,900
Residential real estate	208,200	3,089	1,355	2,082	6,526	214,726
Construction real estate	67,310	378	43	8,241	8,662	75,972
Installment and other	20,860	135	38	20	193	21,053
Total loans	$763,793	$9,176	$1,657	$12,186	$23,019	$786,812

Nonaccrual loan classification, included above	$8,331	$249	$712	$12,186	$13,147	$21,478

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$917	$-	$1,192	$-
Commercial real estate	3,623	-	5,823	-
Residential real estate	3,807	-	4,247	-
Construction real estate	8,359	258	10,159	-
Installment and other	9	3	57	-
Total	$16,715	$261	$21,478	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017	(In thousands)
Commercial	$65,170	$444	$9,023	$-	$74,637
Commercial real estate	382,452	11,493	13,372	-	407,317
Residential real estate	200,598	156	4,627	-	205,381
Construction real estate	62,042	1,210	9,876	-	73,128
Installment and other	19,500	4	43	-	19,547
Total	$729,762	$13,307	$36,941	$-	$780,010

December 31, 2016
Commercial	$56,611	$1,046	$11,504	$-	$69,161
Commercial real estate	380,777	11,573	13,550	-	405,900
Residential real estate	209,049	588	5,089	-	214,726
Construction real estate	60,848	5,378	9,746	-	75,972
Installment and other	20,983	4	66	-	21,053
Total	$728,268	$18,589	$39,955	$-	$786,812

The following table shows all loans, including nonaccrual loans, by risk category and aging as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017	(In thousands)
Current	$728,326	$13,050	$27,758	$-	$769,134
Past due 30-59 days	1,247	-	693	-	1,940
Past due 60-89 days	186	-	734	-	920
Past due 90 days or more	3	257	7,756	-	8,016
Total	$729,762	$13,307	$36,941	$-	$780,010

December 31, 2016	(In thousands)
Current	$724,075	$13,956	$25,762	$-	$763,793
Past due 30-59 days	3,383	4,633	1,160	-	9,176
Past due 60-89 days	810	-	847	-	1,657
Past due 90 days or more	-	-	12,186	-	12,186
Total	$728,268	$18,589	$39,955	$-	$786,812

As of March 31, 2017 and December 31, 2016, nonaccrual loans totaling $13.9 million and $18.4 million were classified as Substandard, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)			(In thousands)
With no related allowance recorded:
Commercial	$1,858	$1,811		$2,203	$2,166
Commercial real estate	4,116	3,933		6,368	6,136
Residential real estate	5,012	4,425		5,176	4,494
Construction real estate	9,399	7,933		7,522	6,031
Installment and other	303	303		313	313
With an allowance recorded:
Commercial	13,884	13,882	$526	13,988	13,988	$350
Commercial real estate	6,330	6,330	897	6,376	6,376	911
Residential real estate	8,087	8,087	1,192	8,601	8,598	1,424
Construction real estate	3,167	3,167	220	5,288	5,251	237
Installment and other	377	377	39	433	433	88
Total	$52,533	$50,248	$2,874	$56,268	$53,786	$3,010

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2017 and 2016, showing the average recorded investment and the interest income recognized:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$1,989	$14	$8,091	$106
Commercial real estate	5,035	10	1,317	16
Residential real estate	4,459	22	846	9
Construction real estate	6,982	88	2,423	29
Installment and other	308	3	335	4
With an allowance recorded:
Commercial	13,935	186	16,681	257
Commercial real estate	6,353	67	19,364	285
Residential real estate	8,343	81	17,248	209
Construction real estate	4,209	40	8,696	110
Installment and other	405	3	685	5
Total	$52,018	$514	$75,686	$1,030

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $211.4 thousand and $502.2 thousand would have been recorded as loan interest income during the three months ended March 31, 2017 and 2016, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three months ended March 31, 2017 and 2016, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	320	13	(209)	(27)	4	(71)	30
Charge-offs	(186)	-	(244)	(16)	(137)	-	(583)
Recoveries	173	88	55	10	62	-	388
Net charge-offs	(13)	88	(189)	(6)	(75)	-	(195)
Ending balance	$1,756	$6,573	$4,126	$1,086	$644	$2	$14,187

Three Months Ended March 31, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(227)	(41)	359	2	(84)	(9)	-
Charge-offs	(181)	(4)	(324)	(18)	(170)	-	(697)
Recoveries	351	14	37	97	111	-	610
Net charge-offs	170	10	(287)	79	(59)	-	(87)
Ending balance	$2,385	$6,720	$6,154	$1,224	$797	$25	$17,305

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
March 31, 2017	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$526	$897	$1,192	$220	$39	$-	$2,874
Loans collectively evaluated for impairment	1,230	5,676	2,934	866	605	2	11,313
Ending balance	$1,756	$6,573	$4,126	$1,086	$644	$2	$14,187
Loans:
Individually evaluated for impairment	$15,693	$10,263	$12,512	$11,100	$680	$-	$50,248
Collectively evaluated for impairment	58,944	397,054	192,869	62,028	18,867	-	729,762
Total ending loans balance	$74,637	$407,317	$205,381	$73,128	$19,547	$-	$780,010

December 31, 2016
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$350	$911	$1,424	$237	$88	$-	$3,010
Loans collectively evaluated for impairment	1,099	5,561	3,100	882	627	73	11,342
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Loans:
Individually evaluated for impairment	$16,154	$12,512	$13,092	$11,282	$746	$-	$53,786
Collectively evaluated for impairment	53,007	393,388	201,634	64,690	20,307	-	733,026
Total ending loans balance	$69,161	$405,900	$214,726	$75,972	$21,053	$-	$786,812

Troubled debt restructurings ("TDRs") are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following table presents loans restructured during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
Construction real estate	1	$10	$10	$-
Total	1	$10	$10	$-

There were no loans restructured during the three months ended March 31, 2016.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
Construction real estate	1	$61	$-
Total	1	$61	$-

	Three Months Ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
Construction real estate	2	$807	$10
Total	2	$807	$10

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs did not require any specific reserves at the three months ended March 31, 2017 and 2016, respectively. TDRs resulted in charge-offs of $19.6 thousand and $36.8 thousand during the three months ended March 31, 2017 and 2016, respectively.  The TDRs that subsequently defaulted required a provision of $0 and $10 thousand to the allowance for loan losses for the three months ended March 31, 2017 and 2016, respectively.
The following table presents total TDRs, both in accrual and nonaccrual status:

	March 31, 2017		December 31, 2016
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	$126	$36,383	$127	$35,158
Nonaccrual	23	6,267	23	7,909
Total	$149	$42,650	$150	$43,067

              Specific reserves on TDRs at March 31, 2017 and December 31, 2016 were $2.5 million and $2.6 million, respectively.

As of March 31, 2017, the Bank had a total of $1.6 million in commitments to lend additional funds on four commercial loans classified as TDRs.

Loan principal balances to executive officers and directors of the Company were $324.0 thousand and $347.8 thousand as of March 31, 2017 and December 31, 2016, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $494.8 million and $513.6 million as of March 31, 2017 and December 31, 2016, respectively.  An analysis of the activity related to these loans as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Balance, beginning	$348	$1,933
Additions	-	158
Changes in Board composition	-	(648)
Principal payments and other reductions	(24)	(1,095)
Balance, ending	$324	$348

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balance of these loans as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$747,964	$780,348
Totals	$747,964	$780,348

During the three months ended March 31, 2017 and 2016, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $18 thousand and $36 thousand during the three months ended March 31, 2017 and 2016, respectively.  These fees are recorded included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $7.0 million and $4.8 million as of March 31, 2017 and December 31, 2016, respectively.  There were no custodial balances on deposit with other financial institutions as of March 31, 2017 and December 31, 2016.

An analysis of changes in the MSR asset for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$7,903	$8,777
Servicing rights originated and capitalized	-	158
Amortization	(299)	(321)
Balance at end of period	$7,604	$8,614

Below is an analysis of changes in the MSR asset valuation allowance for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$(998)	$(1,895)
Aggregate reduction credited to operations	90	210
Aggregate additions charged to operations	(29)	(1,060)
Balance at end of period	$(937)	$(2,745)

The fair values of the MSRs were $6.7 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.

A valuation allowance is used to recognize impairments of MSRs.  An MSR is considered impaired when the fair value of the MSR is below the amortized book value of the MSR.  MSRs are accounted for by risk tranche, with the interest rate and term of the underlying loan being the primary strata used in distinguishing the tranches.  Each tranche is evaluated separately for impairment.

The following assumptions were used to calculate the fair value of the MSRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Weighted Average Public Securities Association (PSA) speed	191.96%	193.93%
Weighted Average Discount rate	10.50	10.50
Weighted Average Earnings rate	2.05	1.97

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of March 31, 2017 and December 31, 2016, total OREO consisted of:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial real estate	$2,014	$2,181
Residential real estate	2,509	2,734
Construction real estate	3,468	3,521
Total	$7,991	$8,436

The following table presents a summary of OREO activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$8,436	$8,346
Transfers in at fair value	433	1,543
Write-down of value	(82)	-
Gain (loss) on disposal	321	213
Cash received upon disposition	(1,117)	(928)
Sales financed by loans	-	(971)
Balance at end of period	$7,991	$8,203

Note 9. Deposits

As of March 31, 2017 and December 31, 2016, deposits consisted of:

	March 31, 2017	December 31, 2016
	(In thousands )
Demand deposits, noninterest bearing	$163,110	$181,974
NOW and money market accounts	429,775	405,268
Savings deposits	413,735	407,606
Time certificates, $250,000 or more	25,606	28,531
Other time certificates	174,258	191,710
Total	$1,206,484	$1,215,089

Deposits from executive officers, directors and their affiliates as of March 31, 2017 and December 31, 2016 were $1.7 million and $1.6 million, respectively.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of March 31, 2017 and December 31, 2016 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of March 31, 2017, $784.7 thousand in loans were pledged under the blanket assignment. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances and letters of credit. An additional $99.7 million in advances is available based on the March 31, 2017 value of the remaining unpledged investment securities.

The following table details borrowings as of March 31, 2017 and December 31, 2016.

Maturity Date	Rate	Type	Principal due	March 31, 2017	December 31, 2016
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of March 31, 2017:

	Trust I	Trust III	Trust IV	Trust V
		(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.7546% (variable)	6.88%	2.7812% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.7546% (variable)	6.88%	2.7812% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders totaled $9.8 million as of December 31, 2016. In the first quarter of 2017, upon receiving regualtory approval, all deferred interest was paid in full and the Company is no longer deferring interest payments on the junior subordinated debentures.  As of March 31, 2017, there was $172.8 thousand in interest accrued and unpaid to security holders.

As of March 31, 2017 and December 31, 2016, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended March 31, 2017, the Company recorded a tax benefit of $526 thousand.  There was no income tax expense or benefit recorded for the three months ended March 31, 2016 because the Company had a full valuation allowance against the deferred tax assets on that date.

A deferred tax asset ("DTA") or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  As discussed in Note 14 "Income Taxes" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K, the Company had a valuation allowance on part of the net DTAs, most of which was reversed during 2016.  As of March 31, 2017 there remained a $387 thousand valuation allowance.

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

As of March 31, 2017 and December 31, 2016, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2017	December 31, 2016
	(In thousands)
Unfunded commitments under lines of credit	$131,178	$118,252
Commercial and standby letters of credit	7,043	7,152
Commitments to make loans	-	5,835

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

The Company had outstanding loan commitments, excluding undisbursed portions of loans in process and equity lines of credit, of approximately $131.2 million as of March 31, 2017 and $125.4 million as of December 31, 2016, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Fixed rate	$30,054	$19,663
Adjustable rate	101,124	105,741
Total	$131,178	$125,404

The fixed loan commitments as of March 31, 2017 have interest rates ranging from 2.3% to 5.5% and maturities ranging from on demand to 9 years.

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at March 31, 2017 was $102.0 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both March 31, 2017 and December 31, 2016, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $22 thousand and $26 thousand as of March 31, 2017 and December 31, 2016, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of March 31, 2017 as all outstanding preferred shares were either redeemed or converted to non-voting common stock in the first quarter of 2017, as further described below.

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

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For the three months ended March 31, 2017 and March 31, 2016, a net amount of $398 thousand and $44 thousand, respectively, was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For the three months ended March 31, 2017 and March 31, 2016 the total of these amounts were $771 thousand and $1 million, respectively.

Private Placement to Certain Institutional and Accredited Investors
On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share ("Series C Preferred Stock"). The Company used a portion of the net proceeds from the private placement to redeem its outstanding Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below), which it completed on January 25, 2017, and used the remaining net proceeds to pay the deferred interest on its trust preferred securities, and for general corporate purposes.
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
Conversion of Series C Preferred Stock to Non-Voting Common Stock
At December 31, 2016, the Company had outstanding 82,862 shares of Series C Preferred Stock that were issued in connection with the private placement.  Following shareholder approval of an amendment to the Company's articles of incorporation to authorize a class of non-voting common stock, and the subsequent filing of such amendment with the New Mexico Secretary of State, all outstanding shares of Series C Preferred Stock were automatically converted into 8,286,200 shares of non-voting common stock at a conversion price of $4.75 per share of non-voting common stock pursuant to the private placement.  This conversion was completed on February 2, 2017.  The non-voting common stock will rank pari passu with the Company's voting common stock with respect to the payment of dividends or distributions.

Note 15. Derivative Financial Instruments

In the normal course of business, the Bank uses a variety of financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates.  Derivative instruments that the Bank may use as part of its interest rate risk management strategy include mandatory forward delivery commitments and rate lock commitments.

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

The Company's had no derivative instruments outstanding as of March 31, 2017.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$78,989	$-	$78,989	$-
States and political subdivision	50,535	-	50,535	-
Residential mortgage backed security	193,831	-	193,831	-
Residential collateralized mortgage obligation	14,049	-	14,049	-
Commercial mortgage backed security	113,022	-	113,022	-
SBA Pools	663	-	663	-
Total	$451,089	$-	$451,089	$-

December 31, 2016

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agency	$68,828	$-	$68,828	$-
States and political subdivision	37,343	-	37,343	-
Residential mortgage backed security	203,819	-	203,819	-
Residential collateralized mortgage obligation	14,816	-	14,816	-
Commercial mortgage backed security	114,172	-	114,172	-
SBA Pools	672	-	672	-
Total	$439,650	$-	$439,650	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

As of March 31, 2017, impaired loans with a carrying value of $31.8 million had a valuation allowance of $2.9 million. As of December 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.0 million recorded during 2016.

In the table below, OREO had write-downs during the three months ended March 31, 2017 of $82 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2016 of $63 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2017
Financial Assets
Impaired loans	$28,969	$-	$-	$28,969
MSRs	6,667	-	-	6,667
Financial Assets
OREO	584	-	-	584

December 31, 2016
Financial Assets
Impaired loans	$31,636	$-	$-	$31,636
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	582	-	-	582

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
March 31, 2017	(In thousands)
Impaired loans
Commercial	$13,356	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (150.00)%, (6.31)%
Commercial real estate	5,433	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	6,895	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.77)
Construction real estate	2,947	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (40.00), (7.36)
Installment and other	338	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (8.00), (6.58)
Total impaired loans	$28,969
OREO
Residential real estate	$584	Sales comparison	Adjustments for differences of comparable sales	(3.16)% to (23.08)%,(12.29)%
	584

December 31, 2016
Impaired loans
Commercial	$13,638	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.75)%, (5.79)%
Commercial real estate	5,465	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	7,174	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.73)
Construction real estate	5,014	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.79)
Installment and other	345	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (37.50), (7.70)
Total impaired loans	$31,636
OREO
Residential real estate	483	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (11.76) (9.29)
Construction real estate	99	Sales comparison	Adjustments for differences of comparable sales	(12.00) to (12.00) (12.00)
Total OREO	$582

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017
Financial assets:
Cash and due from banks	$12,716	$12,716	$-	$-	$12,716
Interest-bearing deposits with banks	33,981	33,981	-	-	33,981
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	451,089	-	451,089	-	451,089
Held to maturity	7,954	-	7,612	-	7,612
Non-marketable equity securities	3,621	N/A	N/A	N/A	N/A
Loans held for sale	-	-	-	-	-
Loans, net	764,469	-	-	762,364	762,364
Accrued interest receivable on securities	1,678	-	1,678	-	1,678
Accrued interest receivable on loans	3,784	-	-	3,784	3,784
Accrued interest receivable other	6			6	6

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$22	$-	$22	$-	$22

Financial liabilities:
Non-interest bearing deposits	$163,110	$163,110	$-	$-	$163,110
Interest bearing deposits	1,043,374	-	1,047,962	-	1,047,962
Borrowings	2,300	-	2,802	-	2,802
Junior subordinated debt	36,931	-	-	21,380	21,380
Accrued interest payable	406	-	233	173	406

December 31, 2016
Financial assets:
Cash and due from banks	$13,537	$13,537	$-	$-	$13,537
Interest-bearing deposits with banks	105,798	105,798	-	-	105,798
Securities purchased under resell agreements	-	-	-	-	-
Investments:	-	-	-	-	-
Available for sale	439,650	-	439,650	-	439,650
Held to maturity	8,824	-	8,613	-	8,613
Non-marketable equity securities	3,812	N/A	N/A	N/A	N/A
Loans held for sale	-	-	-	-	-
Loans, net	771,138	-	-	770,254	770,254
Accrued interest receivable on securities	1,873	-	1,873	-	1,873
Accrued interest receivable on loans	3,874	-	-	3,874	3,874
Accrued interest receivable other	296	-	-	296	296

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-	$26

Financial liabilities:
Non-interest bearing deposits	$181,974	$181,974	$-	$-	$181,974
Interest bearing deposits	1,033,115	-	1,040,560	-	1,040,560
Long-term borrowings	2,300	-	2,698	-	2,698
Junior subordinated debt	37,116	-	-	20,582	20,582
Accrued interest payable	10,119	-	270	9,849	10,119

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  The Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2017 and December 31, 2016.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$143,350	16.0156%	$71,605	8.00%	N/A	N/A	N/A	N/A
Bank only	137,778	15.3694%	71,716	8.00%	$89,644	10.00%	$98,609	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	122,294	13.6632%	53,704	6.00%	N/A	N/A	N/A	N/A
Bank only	126,517	14.1132%	53,787	6.00%	71,716	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	97,821	10.9289%	40,278	4.50%	N/A	N/A	N/A	N/A
Bank only	126,517	14.1132%	40,340	4.50%	58,269	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	122,294	9.0656%	53,960	4.00%	N/A	N/A	N/A	N/A
Bank only	126,517	9.3414%	54,175	4.00%	67,718	5.00%	108,349	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.00%	N/A	N/A	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.00%	$89,649	10.00%	$98,614	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.00%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.00%	71,719	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.50%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.50%	58,272	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	167,290	12.0120%	35,690	4.00%	N/A	N/A	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.00%	44,824	5.00%	71,719	8.00%

N/A - not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. The Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  March 31, 2017 and December 31, 2016 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At March 31, 2017 the Bank's capital conservation buffer was 7.3694% and the consolidated capital conservation buffer was 6.4289%.  At December 31, 2016 the Bank's capital conservation buffer was 7.3793% and the consolidated capital conservation buffer was 2.3186%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("Form 10-K").

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements and could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A of Part I of the 2016 Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The Company's net loss available to common shareholders increased $954 thousand from net loss of $303 thousand for the three months ended March 31, 2016 to net loss of $1.3 million for the three months ended March 31, 2017. This decrease was primarily attributable to an increase of $1.3 million in legal, professional, and account fees due to the finalizing the 2016 financial statement audit, a decrease of $823 thousand in loan interest income, an increase of $714 thousand in data processing expenses, a decrease of $573 thousand in gains on sale of loans, and an increase in other losses of $312 thousand due to the write off of state income tax receivables that were determined to be uncollectable.  These were partially offset by a decrease of $933 thousand in amortization and valuation on MSRs, an increase of $622 thousand in other fees, a decrease of $424 thousand in FDIC insurance premiums, a decrease of $329 thousand in salaries and benefits, a decrease of $263 thousand in dividends and discount accretion on preferred shares due to the redemption of Series A Preferred Stock shares and Series B Preferred Stock shares in the quarter, and a decrease of $164 thousand in deposit interest expense.

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

As discussed in the Part I, Item 1, of the 2016 Form 10-K, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2016 Form 10-K, and all amendments thereto, as filed with the Securities and Exchange Commission. There have been no material changes to the critical accounting policies disclosed in the 2016 Form 10-K.

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

Net Income (Loss). Net loss available to common shareholders for the three months ended March 31, 2017 was $1.3 million, or a diluted loss per common share of $0.10, compared to net loss available to common shareholders of $303 thousand for the three months ended March 31, 2016, or diluted loss per common share of $0.05, an increase of $954 thousand in net losses and an increase in diluted loss per common share of $0.05.  This increase in net loss available to common shareholders was primarily due to an increase of $1.3 million in legal, professional, and account fees due to the finalizing the 2016 financial statement audit, a decrease of $823 thousand in loan interest income, an increase of $714 thousand in data processing expenses, a decrease of $573 thousand in gains on sale of loans, and an increase in other losses of $312 thousand due to the write off of state income tax receivables that were determined to be uncollectable.  These were partially offset by a decrease of $933 thousand in amortization and valuation on MSRs, an increase of $622 thousand in other fees, a decrease of $424 thousand in FDIC insurance premiums, a decrease of $329 thousand in salaries and benefits, a decrease of $263 thousand in dividends and discount accretion on preferred shares due to the redemption of Series A Preferred Stock shares and Series B Preferred Stock shares in the first quarter of 2017, and a decrease of $164 thousand in deposit interest expense.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$779,447	$9,307	4.84%	$829,795	$10,130	4.91%
Taxable investment securities	416,521	1,672	1.63%	376,444	1,731	1.85%
Investment securities exempt from federal income taxes	42,122	246	2.37%	3,427	17	2.00%
Securities purchased under resell agreements	-	-	0.00%	12,477	45	1.45%
Other interest-bearing deposits	51,866	106	0.83%	128,958	150	0.47%
Non-marketable equity securities	4,004	55	5.57%	3,999	53	5.33%
Total interest-earning assets	1,293,960	11,386	3.57%	1,355,100	12,126	3.60%
Non-interest-earning assets	57,906			57,211
Total assets	$1,351,866			$1,412,311
Interest-bearing Liabilities:
Deposits:
NOW deposits	$392,990	$62	0.06%	$392,336	$66	0.07%
Money market deposits	17,652	4	0.09%	43,168	5	0.05%
Savings deposits	409,958	82	0.08%	387,571	81	0.08%
Time deposits over $100,000	131,638	200	0.62%	151,934	290	0.77%
Time deposits under $100,000	77,591	111	0.58%	127,287	181	0.57%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Long-term borrowings	2,300	36	6.35%	2,300	36	6.30%
Long-term capital lease obligation	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,116	720	7.87%	37,116	707	7.66%
Total interest-bearing liabilities	1,071,456	1,215	0.46%	1,143,923	1,366	0.48%
Demand deposits, noninterest-bearing	160,790			157,779
Other noninterest-bearing liabilities	14,163			30,070

Stockholders' equity, including stock owned by ESOP	105,457			80,539
Total liabilities and stockholders equity	$1,351,866			$1,412,311
Net interest income/interest rate spread (2)		$10,171	3.11%		$10,760	3.12%
Net interest margin (3)			3.19%			3.19%

(1)
Average loans include nonaccrual loans of $16.1 million and $25.0 million for the three months ended March 31, 2017 and 2016, respectively.  Interest income includes loan origination fees of $275 thousand and $355 thousand for the three months ended March 31, 2017 and 2016, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $589.0 thousand to $10.2 million as of March 31, 2017 from $10.8 million as of March 31, 2016 due to lower interest income of $740 thousand offset by a decrease in interest expense of $151 thousand from 2016.  Net interest income decreased primarily due to a lower average volume of loans of $50.3 million partially offset by an increase in average taxable investment securities of $40.1 million.  The decrease volume of loans and earning assets in general partially offset by the higher volume of securities resulted in the average yield on earning assets decreasing three basis points to 3.57% for the three months ended March 31, 2017 from 3.60% for the three months ended March 31, 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $70.0 million, a decrease in average volume of $25.5 million in money market deposits, partially offset by an increase in average savings deposits of $22.4 million.  The shift in deposit mix caused the cost of interest-bearing liabilities to decline two basis points to 0.46% for the three months ended March 31, 2017 from 0.48% for the three months ended March 31, 2016. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall net interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin remained flat at 3.19% for the three months ended March 31, 2017 and March 31, 2016.

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

	Three Months Ended March 31,
	2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(615)	$(208)	$(823)
Taxable investment securities	184	(243)	(59)
Investment securities exempt from federal income taxes	192	37	229
Securities purchased under resell agreements	(45)	-	(45)
Other interest bearing deposits	(90)	46	(44)
Non-marketable equity securities	-	2	2
Total (decrease) increase in interest income	$(374)	$(366)	$(740)
Interest-bearing Liabilities:
Now deposits	$-	$(4)	$(4)
Money market deposits	(3)	2	(1)
Savings deposits	5	(4)	1
Time deposits over $100,000	(39)	(51)	(90)
Time deposits under $100,000	(71)	1	(70)
Short-term borrowings	-	-	-
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	13	13
Total increase (decrease) in interest expense	$(108)	$(43)	$(151)
Increase (decrease) in net interest income	$(266)	$(323)	$(589)

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended March 31, 2017,
	2017	2016	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$486	$550	$(64)
Trust and investment services fees	651	632	19
Service charges on deposits	295	294	1
Net gain (loss) on sale of OREO	328	258	70
Net gain on sale of loans	-	573	(573)
Net gain (loss) on sale of securities	-	-	-
BOLI income	91	-	91
Mortgage referral fees	327	-	327
Other fees	560	265	295
Other noninterest income	(21)	52	(73)
Total noninterest income	$2,717	$2,624	$93

Noninterest income increased $93 thousand to $2.7 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016, primarily attributable to an increase of $360 thousand in interchange fees from MasterCard due to a one-time true up of fees, an increase of $327 thousand in mortgage referral fee income, an increase of $91 thousand in BOLI income, and an increase of $70 thousand in gain on sale of OREO.  Those increases were partially offset by decrease in gains on sale of loans of $573 thousand, a decrease of $64 thousand in mortgage loan servicing fees, and a decrease of $43 thousand in venture capital investments.

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

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$6,037	$6,366	$(329)
Occupancy	686	839	(153)
Data processing	1,374	660	714
Legal, professional, and accounting fees	2,633	1,359	1,274
Amortization and valuation of MSRs	238	1,171	(933)
Other noninterest expenses:
Marketing	258	258	-
Supplies	77	109	(32)
Postage	197	166	31
FDIC insurance premiums	311	735	(424)
Collection expenses	209	132	77
Other	1,850	858	992
Total other noninterest expenses	2,902	2,258	644
Total noninterest expenses	$13,870	$12,653	$1,217

Noninterest expenses increased $1.2 million to $13.9 million for the three months ended March 31, 2017 from $12.7 million for the three months ended March 31, 2016. This increase was primarily attributable to an increase of $1.3 million in legal, professional, and accounting fees due to finalizing the 2016 financial statement audit, an increase of $714 thousand in data processing, a total increase in the other category of $992 thousand primarily due to an increase of $163 thousand in customer perks and sponsorships, an increase of $98 thousand in director fees and expenses, an increase of $89 thousand in loan closing fees, an increase of $77 thousand in collection expenses, an increase of $51 thousand in shareholder expenses, an increase in losses of $43 thousand, and an increase of $31 thousand in postage.  These increases were partially offset by a decrease of $933 thousand in amortization and valuation of MSRs, and a decrease of $424 thousand in FDIC insurance premiums.

Income Taxes. Benefit for income taxes increased $526 thousand for the three months ended March 31, 2017 from the three months ended March 31, 2016.   There was a benefit for taxes for the three months ended March 31, 2017 of $526 thousand.  No provision or tax benefit was recognized in 2016.

Financial Condition

Balance Sheet-General. Total assets as of March 31, 2017 were $1.36 billion, decreasing $69.4 million from $1.43 billion as of December 31, 2016.  During 2017, interest bearing deposits with banks decreased $71.8 million and net loans decreased $6.7 million, but were partially offset by an increase in investment securities available for sale of $11.4 million.  During the same period total liabilities decreased to $1.26 billion, an decrease of $31.7 million.  Stockholders' equity (excluding stock owned by the ESOP) decreased $37.6 million to $96.5 million as of March 31, 2017 compared to $134.1 million as of December 31, 2016 primarily due to the redemption of the Series A Preferred Stock and Series B Preferred Stock.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Sources of Funds" included in Item 7 and "Asset Liability Management" included under Item 7A of the 2016 Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At March 31, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$79,332	$78,989	$69,306	$68,828
State and political subdivision	51,705	50,535	38,718	3,734
Residential mortgage-backed security	196,125	193,831	206,101	203,819
Residential collateralized mortgage obligation	14,069	14,049	14,828	14,816
Commercial mortgage backed security	115,810	113,022	117,272	114,172
SBA pools	674	663	681	672
Totals	$457,715	$451,089	$446,906	$406,041

Securities Held to Maturity:
SBA pools	$7,954	$7,612	$8,824	$8,613
Totals	$7,954	$7,612	$8,824	$8,613

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from four months to six years.  States and political subdivision investment securities consist of a local issue rated "Aa1" by Moody's Investment Services with maturities of four months to fifteen years.

The Company had a total of $14.0 million in residential collateralized mortgage obligations as of March 31, 2017.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of March 31, 2017, the ratings of these securities were Aaa, which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of March 31, 2017, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of March 31, 2017 and December 31, 2016, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of March 31, 2017	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agency	$9,997	0.80%	$39,484	1.73%	$29,508	2.14%	$-	0.00%
States and political subdivision (1)	201	1.10%	1,307	1.71%	1,776	2.45%	47,251	2.47%
Mortgage backed	-	0.00%	21,818	1.71%	87,169	2.25%	211,915	2.16%
SBA pools	-	0.00%	-	0.00%	-	0.00%	663	1.55%
Asset-backed security	-	0.00%	-	0.00%	-	0.00%	-	2.35%
Totals	$10,198	0.53%	$62,609	0.80%	$118,453	2.13%	$259,829	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,954	3.29%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,954	3.29%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. With management's focus on reducing the amount of non-performing loans, levels of total loans decreased steadily from 2012 to 2017.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank's strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$74,637	9.57%	$69,161	8.79%
Commercial real estate	407,317	52.21%	405,900	51.58%
Residential real estate	205,381	26.33%	214,726	27.29%
Construction real estate	73,128	9.38%	75,972	9.66%
Installment and other	19,547	2.51%	21,053	2.68%
Total loans	780,010	100.00%	786,812	100.00%
Unearned income	(1,354)		(1,322)
Gross loans	778,656		785,490
Allowance for loan losses	(14,187)		(14,352)
Net loans	$764,469		$771,138

Net loans decreased $6.7 million from $771.1 million as of December 31, 2016 to $764.5 million as of March 31, 2017.  The largest decreases were in gross residential real estate loans of $9.3 million, construction real estate of $2.8 million, and installment and other loans of $1.5 million, partially offset by increases in gross commercial loans of $5.5 million and gross commercial real estate loans of $1.4 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of March 31, 2017:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$8,341	$32,146	$23,807	$660	$9,683	$-	$41,831	$32,806
Commercial real estate	20,171	125,332	66,457	69,291	113,632	12,434	200,260	207,057
Residential real estate	813	101,398	5,002	18,234	78,139	1,795	83,954	121,427
Construction real estate	13,812	40,042	3,808	433	8,860	6,173	26,480	46,648
Installment and other	988	9,931	4,170	-	4,458	-	9,616	9,931
Total loans	$44,125	$308,849	$103,244	$88,618	$214,772	$20,402	$362,141	$417,869

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Non-accruing loans	$16,715	$21,478
Loans 90 days or more past due, still accruing interest	261	-
Total non-performing loans	16,976	21,478
OREO	7,991	8,436
Total non-performing assets	$24,967	$29,914
TDRs, still accruing interest	$36,383	$35,158
Total non-performing loans to total loans	2.18%	2.73%
Allowance for loan losses to non- performing loans	83.57%	66.82%
Total non-performing assets to total assets	1.84%	2.10%

As of March 31, 2017, total non-performing assets decreased $4.9 million to $25.0 million from $29.9 million as of December 31, 2016 primarily due to an decrease in non-accruing loans of $4.8 million.  Commercial real estate non-accruing loans decreased $2.2 million, construction loans decreased $1.8 million, residential real estate loans decreased $440 thousand and commercial loans decreased $275 thousand.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
March 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	11	917	12	3,623	51	3,807
Total	11	$917	12	$3,623	51	$3,807

Percentage of individual loan category		1.23%		0.89%		1.85%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,212	-	-
Under $1.5 million	14	1,192	11	3,611	50	4,247
Total	14	$1,192	12	$5,823	50	$4,247

Percentage of individual loan category		1.69%		1.43%		1.99%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount

March 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	2	4,851	-	-	2	4,851
Under $1.5 million	16	3,508	1	9	91	11,864
Total	18	$8,359	1	$9	93	$16,715

Percentage of individual loan category		11.43%		0.05%		2.14%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,596	-	-	4	8,808
Under $1.5 million	17	3,563	4	57	96	12,670
Total	20	$10,159	4	$57	100	$21,478

Percentage of individual loan category		13.37%		0.27%		2.73%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to ensure a broad scope and reviewers have access to all elements of a relationship.  In 2016 a significant portion of the loan portfolio was also examined by independent third party consultants.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$14,352	17,392
Provision for loan losses	30	0
Charge-offs:
Commercial	186	181
Commercial real estate	-	4
Residential real estate	244	324
Construction real estate	16	18
Installment and other	137	170
Total charge-offs	583	697
Recoveries :
Commercial	173	351
Commercial real estate	88	14
Residential real estate	55	37
Construction real estate	10	97
Installment and other	62	111
Total recoveries	388	610
Net charge-offs	195	87
Balance at end of year	$14,187	17,305

Net charge-offs for three months ended March 31, 2017 totaled $195 thousand, an increase of $108 thousand from three months ended March 31, 2016 primarily due to increases in net charge-offs in commercial loans of $183 thousand, construction loans of $85 thousand, and other loans of $16 thousand.  These were partially offset by decreases in net charge-offs for residential real estate loans of $98 thousand and decreases in net charge-offs of commercial real estate loans of $78 thousand.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each classification to total loans for the periods indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,756	12.38%	$1,449	10.10%
Commercial real estate	6,573	46.34%	6,472	45.09%
Residential real estate	4,126	29.08%	4,524	31.52%
Construction real estate	1,086	7.65%	1,119	7.80%
Installment and other	644	4.54%	715	4.98%
Unallocated	2	0.01%	73	0.51%
Total	$14,187	100.00%	$14,352	100.00%

The allowance for loan losses decreased $165 thousand from $14.4 million as of December 31, 2016 to $14.2 million as of March 31, 2017. This reduction was largely due to increased net charge-offs.  A $30 thousand provision for loan loss was required for the three months ended March 31, 2017.  A $1.8 million provision for loan loss was required as of December 31, 2016.  The decrease in provision was driven by the $6.7 million dollar decrease in the loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of March 31, 2017 and December 31, 2016 were $50.2 million and $53.8 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.9 million and $3.0 million allocated in the allowance for loan losses as of March 31, 2017 and December 31, 2016, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of March 31, 2017 and December 31, 2016 were $42.7 million and $43.1 million, respectively.  Of these, $36.4 million and $35.2 million were still performing in accordance with modified terms as of March 31, 2017 and December 31, 2016, respectively.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	March 31,	December 31,
	2017	2016
	(In thousands)
Performing loans classified as:
Substandard	$23,076	$22,573
Total performing adversely classified loans	$23,076	$22,573
Special mention loans	$13,307	$18,589

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of March 31, 2017 were $23.1 million, a decrease of $503 thousand from $22.6 million as of December 31, 2016.  The declines were primarily in the commercial loan and residential real estate loan categories.  In addition, special mention loans decreased $5.3 million.  These declines were in all loan categories.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

March 31, 2017 (In thousands)
Maturing within three months	$4,774
After three but within six months	2,060
After six but within twelve months	8,317
After twelve but within three years	4,234
After three years	6,221
Total time deposits $250,000 and over	$25,606

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB borrowings at March 31, 2017 and 2016.

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

As of March 31, 2017 and December 31, 2016, we were in compliance with the foregoing policy.

As of March 31, 2017, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $131.2 million and standby letters of credit of $7.0 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $154.0 million as of March 31, 2017. As of March 31, 2017, total certificates of deposits declined $20.4 million or 9.25% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of March 31, 2017, we had the ability to borrow from the FHLB up to $99.7 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 2016.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of December 31, 2016, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" included in Item 7 and Note 20 "Regulatory Matters" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of March 31, 2017.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

Commitments. There have been no material changes to the commitments as of March 31, 2017.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

A certain amount of Trinity's Tier 1 Capital is in the form of trust preferred securities. See Note 10, "Junior Subordinated Debt" in Item 8, "Financial Statements and Supplementary Data" of the 2015 Form 10-K for details on the effect these have on risk based capital. See "Risk Factors" in Part I, Item 1A of the 2016 Form 10-K for further information regarding changes in the regulatory environment affecting capital.

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. As of March 31, 2017, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of March 31, 2017 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
March 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$143,350	16.0156%	$71,605	8.00%	N/A	N/A	N/A	N/A
Bank only	137,778	15.3694%	71,716	8.00%	$89,644	10.00%	$98,609	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	122,294	13.6632%	53,704	6.00%	N/A	N/A	N/A	N/A
Bank only	126,517	14.1132%	53,787	6.00%	71,716	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	97,821	10.9289%	40,278	4.50%	N/A	N/A	N/A	N/A
Bank only	126,517	14.1132%	40,340	4.50%	58,269	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	122,294	9.0656%	53,960	4.00%	N/A	N/A	N/A	N/A
Bank only	126,517	9.3414%	54,175	4.00%	67,718	5.00%	108,349	8.00%

N/A—not applicable

At March 31, 2017 the Bank's capital conservation buffer was 7.3694 % and the consolidated Company's capital conservation buffer was 6.4289%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted based on the Company's status as a smaller reporting company.

Item 4. Controls and Procedures

As discussed in the 2016 Form 10-K, filed on April 14, 2017, subsequent to the issuance of the Company's consolidated financial statements as of and for the quarterly period ended June 30, 2012, the Company's management determined that the Bank had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company's Current Report on Form 8-K Current Reports filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission ("SEC").  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.
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
Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2017, as a result of the material weakness in internal control over financial reporting as discussed below.

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
All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Further, because of changes in conditions, the effectiveness of internal control may vary over time. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Material weaknesses in the Company's internal control over financial reporting was disclosed in Item 9A, Controls and Procedures, of the 2016 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2016 Form 10-K as being present at December 31, 2016, were still present, which individually or in combination were considered material weaknesses as of March 31, 2017. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2017. Many of these weaknesses continue to be present.

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

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2016 Form 10-K.  There are no material developments in the legal actions described in the 2016 Form 10-K.  The Company may become a party to legal proceedings.  Except as described above, we are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management's opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the first quarter of 2017, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

3.1
Tenth Articles of Amendment to the Articles of Incorporation of Trinity Capital Corporation to authorize the Non-Voting Common Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 2, 2017 (File No. 000-50266))

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (
) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: May 15, 2017
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Michael Shuler
Michael Shuler
Interim Chief Financial Officer