Form 10-Q
period 2017-06-30
TRINITY CAPITAL CORP
filed 2017-08-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 9,252,995 shares of voting Common Stock outstanding and 8,286,200 shares of non-voting Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)
	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$13,993	$13,537
Interest-bearing deposits with banks	67,669	105,798
Cash and cash equivalents	81,662	119,335
Investment securities available for sale, at fair value	404,414	439,650
Investment securities held to maturity, at amortized cost (fair value of $7,542 and $8,613 as of June 30, 2017 and December 31, 2016, respectively)	7,917	8,824
Non-marketable equity securities	3,613	3,812
Loans (net of allowance for loan losses of $13,167 and $14,352 as of June 30, 2017 and December 31, 2016, respectively)	737,036	771,138
Mortgage servicing rights ("MSRs"), net	6,176	6,905
Bank owned life insurance ("BOLI")	10,374	10,191
Premises and equipment, net	28,872	25,959
Other real estate owned ("OREO"), net	7,085	8,436
Other assets	23,717	31,187
Total assets	$1,310,866	$1,425,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$159,463	$181,974
Interest-bearing	1,005,244	1,033,115
Total deposits	1,164,707	1,215,089
Borrowings	2,300	2,300
Junior subordinated debt	36,934	36,927
Other liabilities	7,147	33,822
Total liabilities	1,211,088	1,288,138

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 671,578 shares and 671,962 shares as of June 30, 2017 and December 31, 2016, respectively, at fair value	$3,192	$3,192

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual, 0 shares and 35,539 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; $1,000 liquidation value per share, at amortized cost	$-	$35,068
Series B, 9% cumulative perpetual, 0 shares and 1,777 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; $1,000 liquidation value per share, at amortized cost	-	1,850
Series C, 0% convertible cumulative perpetual, 0 shares and 82,862 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; $475 liquidation value per share, at amortized cost	-	37,089
Common stock voting, no par; 20,000,000 shares authorized; 9,252,995 and 9,199,306 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9,564	9,510
Common stock non-voting, no par; 20,000,000 shares authorized; 8,286,200 shares and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	8,286	-
Additional paid-in capital	29,669	694
Retained earnings	52,530	55,391
Accumulated other comprehensive loss	(3,463)	(5,495)
Total stockholders' equity	96,586	134,107
Total liabilities and stockholders' equity	$1,310,866	$1,425,437

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$9,290	$9,989	$18,597	$20,119
Interest and dividends on investment securities:
Taxable	1,806	1,875	3,478	3,606
Nontaxable	333	131	579	148
Other interest income	131	178	292	426
Total interest income	11,560	12,173	22,946	24,299

Interest expense:
Deposits	442	591	901	1,214
Borrowings	41	37	77	73
Junior subordinated debt	593	730	1,313	1,437
Total interest expense	1,076	1,358	2,291	2,724
Net interest income	10,484	10,815	20,655	21,575
(Benefit) provision for loan losses	(1,000)	-	(970)	-
Net interest income after provision for loan losses	11,484	10,815	21,625	21,575

Noninterest income:
Mortgage loan servicing fees	462	540	948	1,090
Trust and investment services fees	659	614	1,310	1,246
Service charges on deposits	287	272	582	566
Net gain on sale of OREO	342	585	670	843
Net gain on sale of loans	-	650	-	1,223
Net (loss) gain on sale of securities	(1,248)	54	(1,248)	54
BOLI income	92	-	183	-
Mortgage referral fee income	417	-	744	-
Other fees	574	291	1,134	556
Other noninterest income	80	149	59	201
Total noninterest income	1,665	3,155	4,382	5,779

Noninterest expenses:
Salaries and employee benefits	6,208	6,558	12,245	12,924
Occupancy	869	904	1,555	1,743
Data processing	1,051	700	2,425	1,360
Legal, professional and accounting fees	1,314	2,051	3,947	3,410
Change in value of MSRs	491	754	729	1,925
Other noninterest expense	2,517	2,518	5,107	4,776
Total noninterest expenses	12,450	13,485	26,008	26,138
Income (loss) before provision for income taxes	699	485	(1)	1,216
Provision for income taxes	2,303	-	2,089	-
Net (loss) income	(1,604)	485	(2,090)	1,216
Dividends and discount accretion on preferred shares	-	1,059	771	2,093
Net loss attributable to common stockholders	$(1,604)	$(574)	$(2,861)	$(877)
Basic loss per common share	$(0.09)	$(0.09)	$(0.19)	$(0.13)
Diluted loss per common share	$(0.09)	$(0.09)	$(0.19)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) income	$(1,604)	$485	$(2,090)	$1,216
Other comprehensive income:
Unrealized gains on securities available for sale	1,484	3,469	2,114	6,926
Securities losses (gains) reclassified into earnings	1,248	(54)	1,248	(54)
Related income tax (benefit) expense	(1,078)	-	(1,330)	-
Other comprehensive income	1,654	3,415	2,032	6,872
Total comprehensive income (loss)	$50	$3,900	$(58)	$8,088

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Voting Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					1,216		1,216
Other comprehensive income						6,872	6,872
Dividends declared on preferred shares					(2,093)		(2,093)
Amortization of preferred stock issuance costs			89		(89)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, June 30, 2016	$6,836	$(8,983)	$36,829	$394	$43,267	$4,091	$82,434

	Common stock
(In thousands, except per share data)	Voting Issued	Non-voting Issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2016	$9,510	$-	$74,007	$694	$55,391	$(5,495)	$134,107
Net loss					(2,090)		(2,090)
Other comprehensive income						2,032	2,032
Redemption of Series A Preferred shares			(35,068)				(35,068)
Redemption of Series B Preferred shares			(1,850)				(1,850)
Dividends declared on preferred shares					(373)		(373)
Series C preferred shares converted to non-voting common stock		8,286	(37,089)	28,803			-
Common stock issued for board compensation	37			139			176
Amortization of preferred stock					(398)		(398)
Restricted stock units ("RSUs") vested	17			(17)			-
Restricted stock units ("RSUs") compensation expense				50			50
Balance, June 30, 2017	$9,564	$8,286	$-	$29,669	$52,530	$(3,463)	$96,586

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$(2,090)	1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,496	3,000
Benefit for loan losses	(970)	-
Net loss (gain) on sale of investment securities	1,248	(54)
Net gain on sale of loans	-	(1,223)
Gains and write-downs on OREO, net	(72)	(751)
(Gain) loss on disposal of premises and equipment	(38)	1
Decrease in deferred income tax assets	978	-
Federal Home Loan Bank stock dividends received	(3)	1
Change in value of MSRs	729	1,925
BOLI income	(183)	-
Compensation expense recognized for restricted stock units	50	-
Decrease in accrued interest payable on sub debt	(9,676)	-
Changes in operating assets and liabilities:
Other Assets	2,945	(411)
Other Liabilities	(2,196)	2,821
Net cash provided by operating activities before origination and gross sales of loans held for sale	(5,782)	6,525
Gross sales of loans held for sale	-	(33,311)
Origination of loans held for sale	-	34,854
Net cash (used in) provided by operating activities	$(5,782)	8,068

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$25,555	$22,994
Proceeds from sale of investment securities, available for sale	56,543	17,716
Purchase of investment securities, available for sale	(48,046)	(183,942)
Proceeds from maturities and paydowns of investment securities, held to maturity	853	69
Proceeds from sale of investment securities, other	31	-
Purchase bank owned life insurance	-	(10,000)
Proceeds from sale of other real estate owned	2,116	2,358
Loans paid down (funded), net	35,112	30,611
Purchases of premises and equipment	(3,637)	(4,721)
Proceeds from sale of premises and equipment	69	-
Net cash provided by (used in) investing activities	68,596	(124,915)
Cash Flows From Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	(21,427)	31,751
Net decrease in time deposits	(28,955)	(21,414)
Redemption of Preferred stock	(37,316)	-
Decrease in dividends payable on Preferred Stock	(12,965)	-
Issuance of common stock for board compensation	176	138
Net cash provided by (used in) financing activities	(100,487)	10,475
Net increase (decrease) in cash and cash equivalents	(37,673)	(106,372)
Cash and cash equivalents:
Beginning of period	119,335	188,875
End of period	$81,662	$82,503
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,762	$1,377
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	693	2,885
Sales of other real estate owned financed by loans	-	971
Transfer from Venture Capital to loans	150	-
Conversion of Preferred C stock to non-voting common stock	37,089	-
Dividends declared on preferred stock	373	2,093

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity" or the "Company") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs"under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended.  The Company is currently in the process of dissolving Title Guaranty.  TCC Funds was dissolved in January 2017.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Operating results for the three and six months ended ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Net income (loss)	$(1,604)	$485	$(2,090)	$1,216
Dividends and discount accretion on preferred shares	-	1,059	771	2,093
Net loss attributable to common stockholders	$(1,604)	$(574)	$(2,861)	$(877)
Weighted average common shares issued	17,535,821	6,856,800	14,685,239	6,856,800
LESS: Weighted average treasury stock shares	-	(330,498)	-	(331,256)
Weighted average common shares outstanding, net	17,535,821	6,526,302	14,685,239	6,525,544
Basic loss per common share	$(0.09)	$(0.09)	$(0.19)	$(0.13)
Dilutive effect of stock-based compensation	-	-	-	-
Weighted average common shares outstanding including dilutive shares	17,535,821	6,526,302	14,685,239	6,525,544
Diluted loss per common share	$(0.09)	$(0.09)	$(0.19)	$(0.13)

Certain restricted stock units ("RSUs") were not included in the above calculation, as they would have had an anti-dilutive effect.  The total number of excluded shares relating to such RSUs was approximately 97,000 shares and 62,000 shares for the three and six months ended June 30, 2017 and 2016, respectively.

Note 3. Recent Accounting Pronouncements

Newly Issued But Not Effective Accounting Standards

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect any material impact from this ASU on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.  This ASU is effective for the same dates as ASU 2014-09.  The Company does not expect any material impact from this ASU on the Company's financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those periods.  The Company is currently evaluating the impact of adoption of ASU 2017-11 on its financial statements and disclosures, if any.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of June 30, 2017 and December 31, 2016, the reserve requirement on deposit at the FRB was $0 due to the large balance maintained at the FRB.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company may lose all uninsured balances if one of the correspondent banks fails without warning.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as the Company reviews this risk on a quarterly basis.

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
U.S. Government sponsored agencies	$79,326	$147	$(249)	$79,224
State and political subdivision	70,052	502	(901)	69,653
Residential mortgage backed securities	138,737	81	(1,546)	137,272
Residential collateralized mortgage obligation	10,942	59	(70)	10,931
Commercial mortgage backed securities	108,638	167	(2,077)	106,728
SBA pools	613	-	(7)	606
Totals	$408,308	$956	$(4,850)	$404,414

December 31, 2016
U.S. Government sponsored agencies	$69,306	$20	$(498)	$68,828
State and political subdivision	38,718	42	(1,417)	37,343
Residential mortgage backed securities	206,101	42	(2,324)	203,819
Residential collateralized mortgage obligation	14,828	77	(89)	14,816
Commercial mortgage backed securities	117,272	57	(3,157)	114,172
SBA pools	681	-	(9)	672
Totals	$446,906	$238	$(7,494)	$439,650

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
SBA pools	$7,917	$-	$(375)	$7,542
Totals	$7,917	$-	$(375)	$7,542

December 31, 2016
SBA pools	$8,824	$-	$(211)	$8,613
Totals	$8,824	$-	$(211)	$8,613

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Gross realized gains	$6	$54	$6	$54
Gross realized losses	(1,254)	-	(1,254)	-
Net gains (losses)	$(1,248)	$54	$(1,248)	$54

There was a tax benefit of $482 thousand for the three and six months ended June 30, 2017 related to these net realized gains and losses.  There was no tax benefit (provision) related to these net realized gains and losses for the three and six months ended June 30, 2016 due to the full valuation allowance on deferred tax asset ("DTA").

A summary of unrealized loss information for investment securities, categorized by security type, as of June 30, 2017 and December 31, 2016 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
June 30, 2017
U.S. Government sponsored agencies	$29,655	$(249)	$-	$-	$29,655	$(249)
State and political subdivision	46,272	(901)	-	-	46,272	(901)
Residential mortgage backed securities	50,505	(556)	68,831	(990)	119,336	(1,546)
Residential collateralized mortgage obligation	9,162	(68)	149	(2)	9,311	(70)
Commercial mortgage backed securities	88,717	(2,077)	-	-	88,717	(2,077)
SBA pools	-	-	606	(7)	606	(7)
Totals	$224,311	$(3,851)	$69,586	$(999)	$293,897	$(4,850)

December 31, 2016
U.S. Government sponsored agencies	$53,877	$(498)	$-	$-	$53,877	$(498)
State and political subdivision	33,833	(1,417)	-	-	33,833	(1,417)
Residential mortgage backed securities	143,344	(1,539)	50,474	(785)	193,818	(2,324)
Residential collateralized mortgage obligation	8,413	(87)	122	(2)	8,535	(89)
Commercial mortgage backed securities	96,222	(3,157)	-	-	96,222	(3,157)
SBA pools	-	-	673	(9)	673	(9)
Totals	$335,689	$(6,698)	$51,269	$(796)	$386,958	$(7,494)

Securities Held to Maturity:
June 30, 2017
SBA Pools	$-	$-	$7,542	$(375)	$7,542	$(375)
Totals	$-	$-	$7,542	$(375)	$7,542	$(375)

December 31, 2016
SBA Pools	$8,613	$(211)	$-	$-	$8,613	$(211)
Totals	$8,613	$(211)	$-	$-	$8,613	$(211)

As of June 30, 2017, the Company's security portfolio consisted of 137 securities, 80 of which were in an unrealized loss position. As of June 30, 2017, $301.8 million in investment securities had unrealized losses with aggregate depreciation of 1.70% of the Company's amortized cost basis.  Of these securities, $77.1 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 1.75%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of June 30, 2017, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$10,201	$10,195	$-	$-
One to five years	48,240	48,071	-	-
Five to ten years	24,098	24,269	-	-
Over ten years	67,452	66,948	7,917	7,542
Subtotal	149,991	149,483	7,917	7,542
Residential mortgage backed securities	138,737	137,272	-	-
Residential collateralized mortgage obligation	10,942	10,931	-	-
Commercial mortgage backed securities	108,638	106,728
Total	$408,308	$404,414	$7,917	$7,542

Securities with carrying amounts of $85.6 million and $87.9 million as of June 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of June 30, 2017 and December 31, 2016, loans consisted of:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial	$69,794	$69,161
Commercial real estate	387,152	405,900
Residential real estate	197,651	214,726
Construction real estate	76,751	75,972
Installment and other	19,926	21,053
Total loans	751,274	786,812
Unearned income	(1,071)	(1,322)
Gross loans	750,203	785,490
Allowance for loan losses	(13,167)	(14,352)
Net loans	$737,036	$771,138

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of June 30, 2017, 26.8% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by category of loans as of June 30, 2017 and December 31, 2016, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
June 30, 2017	(In thousands)
Commercial	$69,349	$20	$237	$188	$445	$69,794
Commercial real estate	385,164	474	234	1,280	1,988	387,152
Residential real estate	194,412	1,764	65	1,410	3,239	197,651
Construction real estate	71,542	419	50	4,740	5,209	76,751
Installment and other	19,666	169	86	5	260	19,926
Total loans	$740,133	$2,846	$672	$7,623	$11,141	$751,274

Nonaccrual loan classification, included above	$4,701	$402	$302	$7,623	$8,327	$13,028

December 31, 2016
Commercial	$67,562	$1,010	$221	$368	$1,599	$69,161
Commercial real estate	399,861	4,564	-	1,475	6,039	405,900
Residential real estate	208,200	3,089	1,355	2,082	6,526	214,726
Construction real estate	67,310	378	43	8,241	8,662	75,972
Installment and other	20,860	135	38	20	193	21,053
Total loans	$763,793	$9,176	$1,657	$12,186	$23,019	$786,812

Nonaccrual loan classification, included above	$8,331	$249	$712	$12,186	$13,147	$21,478

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by category of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$368	$-	$1,192	$-
Commercial real estate	3,339	-	5,823	-
Residential real estate	3,757	-	4,247	-
Construction real estate	5,499	-	10,159	-
Installment and other	65	-	57	-
Total	$13,028	$-	$21,478	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by category of loans based on the most recent analysis performed as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017	(In thousands)
Commercial	$66,462	$255	$3,077	$-	$69,794
Commercial real estate	368,031	6,363	12,758	-	387,152
Residential real estate	192,629	451	4,571	-	197,651
Construction real estate	66,400	934	9,417	-	76,751
Installment and other	19,839	3	84	-	19,926
Total	$713,361	$8,006	$29,907	$-	$751,274

December 31, 2016
Commercial	$56,611	$1,046	$11,504	$-	$69,161
Commercial real estate	380,777	11,573	13,550	-	405,900
Residential real estate	209,049	588	5,089	-	214,726
Construction real estate	60,848	5,378	9,746	-	75,972
Installment and other	20,983	4	66	-	21,053
Total	$728,268	$18,589	$39,955	$-	$786,812

The following table shows all loans, including nonaccrual loans, by risk category and aging as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017	(In thousands)
Current	$711,287	$7,678	$21,168	$-	$740,133
Past due 30-59 days	1,705	328	813	-	2,846
Past due 60-89 days	369	-	303	-	672
Past due 90 days or more	-	-	7,623	-	7,623
Total	$713,361	$8,006	$29,907	$-	$751,274

December 31, 2016
Current	$724,075	$13,956	$25,762	$-	$763,793
Past due 30-59 days	3,383	4,633	1,160	-	9,176
Past due 60-89 days	810	-	847	-	1,657
Past due 90 days or more	-	-	12,186	-	12,186
Total	$728,268	$18,589	$39,955	$-	$786,812

As of June 30, 2017 and December 31, 2016, nonaccrual loans totaling $13.0 million and $18.4 million were classified as Substandard, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$1,059	$1,044		$2,203	$2,166
Commercial real estate	3,896	3,812		6,368	6,136
Residential real estate	5,173	4,513		5,176	4,494
Construction real estate	9,200	7,702		7,522	6,031
Installment and other	394	393		313	313
With an allowance recorded:
Commercial	13,521	13,520	$350	13,988	13,988	$350
Commercial real estate	6,374	6,374	900	6,376	6,376	911
Residential real estate	7,713	7,713	1,077	8,601	8,598	1,424
Construction real estate	3,322	3,322	206	5,288	5,251	237
Installment and other	306	306	53	433	433	88
Total	$50,958	$48,699	$2,586	$56,268	$53,786	$3,010

The following table presents loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2017 and 2016, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$1,428	$11	$9,679	$104	$1,674	$21	$9,820	$208
Commercial real estate	3,873	7	10,060	19	4,627	15	10,112	38
Residential real estate	4,469	9	5,452	9	4,477	18	5,497	18
Construction real estate	7,817	27	7,154	28	7,222	53	7,182	56
Installment and other	348	4	115	4	336	8	57	8
With an allowance recorded:
Commercial	13,701	184	14,539	197	13,797	366	14,620	394
Commercial real estate	6,352	68	9,019	91	6,360	135	9,049	181
Residential real estate	7,900	78	10,385	85	8,133	155	10,425	170
Construction real estate	3,244	43	3,587	45	3,913	86	3,605	90
Installment and other	341	2	575	4	372	5	581	9
Total	$49,473	$433	$70,565	$586	$50,911	$862	$70,948	$1,172

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $195.6 thousand and $382.7 thousand would have been recorded as loan interest income during the three months ended June 30, 2017 and 2016, respectively, and $389.0 thousand and $765.5 thousand during the six months ended June 30, 2017 and 2016, respectively. Interest income recognized on a cash basis was not material.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and six months ended June 30, 2017 and 2016, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2017:
Beginning balance	$1,756	$6,573	$4,126	$1,086	$644	$2	$14,187
Provision (benefit) for loan losses	(379)	(352)	(299)	36	(32)	26	(1,000)

Charge-offs	(77)	(27)	(66)	(8)	(96)	-	(274)
Recoveries	77	11	44	3	119	-	254
Net charge-offs	-	(16)	(22)	(5)	23	-	(20)
Ending balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167

Three Months Ended June 30, 2016:
Beginning balance	$2,385	$6,720	$6,154	$1,224	$797	$25	$17,305
Provision (benefit) for loan losses	(210)	1,080	(669)	(201)	(2)	2	-

Charge-offs	(93)	4	(79)	(4)	(64)	-	(236)
Recoveries	138	115	223	20	27	-	523
Net charge-offs	45	119	144	16	(37)	-	287
Ending balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592

Six Months Ended June 30, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	(59)	(339)	(508)	9	(28)	(45)	(970)

Charge-offs	(263)	(26)	(310)	(24)	(234)	-	(857)
Recoveries	250	98	99	13	182	-	642
Net charge-offs	(13)	72	(211)	(11)	(52)	-	(215)
Ending balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167

Six Months Ended June 30, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(437)	1,039	(310)	(199)	(86)	(7)	-

Charge-offs	(275)	-	(402)	(22)	(235)	-	(934)
Recoveries	490	129	259	117	139	-	1,134
Net charge-offs	215	129	(143)	95	(96)	-	200
Ending balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
June 30, 2017	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$350	$900	$1,077	$206	$53	$-	$2,586
Loans collectively evaluated for impairment	1,027	5,305	2,728	911	582	28	10,581
Ending balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167
Loans:
Individually evaluated for impairment	$14,564	$10,186	$12,226	$11,024	$699	$-	$48,699
Collectively evaluated for impairment	55,230	376,966	185,425	65,727	19,227	-	702,575
Total ending loans balance	$69,794	$387,152	$197,651	$76,751	$19,926	$-	$751,274

December 31, 2016
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$350	$911	$1,424	$237	$88	$-	$3,010
Loans collectively evaluated for impairment	1,099	5,561	3,100	882	627	73	11,342
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Loans:
Individually evaluated for impairment	$16,154	$12,512	$13,092	$11,282	$746	$-	$53,786
Collectively evaluated for impairment	53,007	393,388	201,634	64,690	20,307	-	733,026
Total ending loans balance	$69,161	$405,900	$214,726	$75,972	$21,053	$-	$786,812

Troubled Debt Restructurings ("TDRs"):

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following tables present the loans restructured during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Commercial	2	$30	$30	$1
Residential real estate	2	187	187	-
Total	4	$217	$217	$1

	Three Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

	Six Months Ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Commercial	2	$30	$30	$1
Residential real estate	2	187	187	-
Construction real estate	1	10	10	-
Total	5	$227	$227	$1

	Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

The following table presents loans by class modified as TDRs for which there was a payment default within 12 months following the modification during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

There were no loans modified as TDRs for which there was a payment default within 12 months following the modification during the three months ended June 30, 2016.

	Six Months Ended June 30, 2017
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

	Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a specific reserve of $1.0 thousand for loans restructured during the three and six months ended June 30, 2017.  TDRs did not require any specific reserves at the three and six months ended June 30, 2016. TDRs resulted in charge-offs of $45.7 thousand and $109.9 thousand during the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, TDRs resulted in charge-offs of $65.3 thousand and $146.7 thousand, respectively. The TDRs that subsequently defaulted required a provision of $0 and $10 thousand to the allowance for loan losses for the six months ended June 30, 2017 and 2016, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status:

	June 30, 2017		December 31, 2016
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	118	$35,676	$127	$35,158
Nonaccrual	23	6,251	23	7,909
Total	141	$41,927	$150	$43,067

             Specific reserves on TDRs at June 30, 2017 and December 31, 2016 were $2.4 million and $2.6 million, respectively.

As of June 30, 2017, the Bank had a total of $73 thousand in commitments to lend additional funds on two commercial loans and one commercial real estate loan classified as TDRs.  As of December 31, 2016, the Bank had a total of $1.6 million in commitments to lend additional funds on six commercial loans classified as TDRs.

Loan principal balances to executive officers and directors of the Company were $315.0 thousand and $348.0 thousand as of June 30, 2017 and December 31, 2016, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $480.9 thousand and $513.6 thousand as of June 30, 2017 and December 31, 2016, respectively.  An analysis of the activity related to these loans as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Balance, beginning	$348	$1,933
Additions	8	158
Changes in composition	-	(648)
Principal payments and other reductions	(41)	(1,095)
Balance, ending	$315	$348

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets.  The unpaid balance of these loans as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$716,340	$780,348
Totals	$716,340	$780,348

During the three and six months ended June 30, 2017 and 2016, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $18 thousand and $28 thousand during the three months ended June 30, 2017 and 2016, respectively, and $36 thousand and $64 thousand for the six months ended June 30, 2017 and 2016, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.7 million and $4.8 million as of June 30, 2017 and December 31, 2016, respectively.

An analysis of changes in the MSR asset for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$6,667	$5,869	$6,905	$6,882
Servicing rights originated and capitalized	-	196	-	354
Change in value of MSRs	(491)	(754)	(729)	(1,925)
Balance at end of period	$6,176	$5,311	$6,176	$5,311

The fair values of the MSRs were $6.2 million and $5.3 million as of six months ended June 30, 2017 and 2016, respectively.

Mortgage servicing rights are recorded at fair market value at origination and updated on a monthly basis.

The following assumptions were used to calculate the fair value of the MSRs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Weighted Average Public Securities Association (PSA) speed	200.34%	193.93%
Weighted Average Discount rate	10.50	10.50
Weighted Average Delinquency rate	0.87	1.32

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of June 30, 2017 and December 31, 2016, total OREO consisted of:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial real estate	$1,957	$2,181
Residential real estate	1,959	2,734
Construction real estate	3,169	3,521
Total	$7,085	$8,436

Loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2017 and December 31, 2016 were $1.7 million and $2.1 million, respectively.

The following table presents a summary of OREO activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$7,991	$8,203	$8,436	$8,346
Transfers in at fair value	260	1,342	693	2,885
Write-down of value	(503)	-	(585)	-
Gain on disposal	336	538	657	751
Cash received upon disposition	(999)	(1,430)	(2,116)	(2,358)
Sales financed by loans by the Bank	-	-	-	(971)
Balance at end of period	$7,085	$8,653	$7,085	$8,653

Note 9. Deposits

As of June 30, 2017 and December 31, 2016, deposits consisted of:

	June 30, 2017	December 31, 2016
	(In thousands )
Demand deposits, noninterest bearing	$159,463	$181,974
NOW and money market accounts	408,780	405,268
Savings deposits	405,177	407,606
Time certificates, $250,000 or more	24,435	28,531
Other time certificates	166,852	191,710
Total	$1,164,707	$1,215,089

Deposits from executive officers, directors and their affiliates as of June 30, 2017 were $1.8 million and $1.6 million as of December 31, 2016.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of June 30, 2017 and December 31, 2016 were secured by an assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of June 30, 2017, there was $509.7 thousand in pledged loans. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances. An additional $62.8 million in advances is available based on the June 30, 2017 value of the remaining unpledged investment securities.

The following table details borrowings as of June 30, 2017 and December 31, 2016:

Maturity Date	Rate	Type	Principal due	June 30, 2017	December 31, 2016
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of June 30, 2017:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	3.90178% (variable)	6.88%	2.89556% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	3.90178% (variable)	6.88%	2.89556% (variable)

On the dates of issue indicated above, the Trusts, being Delaware statutory business trusts, issued trust preferred securities (the "trust preferred securities") in the amounts and at the rates indicated above.  These securities represent preferred beneficial interests in the assets of the Trusts.  The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of Trinity, with the approval of the FRB.  The Trusts also issued common equity securities to Trinity in the amounts indicated above.  The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the "debentures") issued by Trinity, which have terms substantially similar to the trust preferred securities.

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders totaled $9.8 million as of December 31, 2016. In the first quarter of 2017, upon receiving regulatory approval, all deferred interest was paid in full and the Company is no longer deferring interest payments on the junior subordinated debentures.  As of June 30, 2017, there was $453.4 thousand in interest accrued and unpaid to security holders.

As of June 30, 2017 and December 31, 2016, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended June 30, 2017, the Company recorded a tax expense of $2.3 million due to a number of non-recurring items.  For the six months ended June 30, 2017, the Company recorded a tax expense of $2.1 million. There was no income tax expense or benefit recorded for the three or six months ended June 30, 2016 because the Company had a full valuation allowance against the deferred tax assets on those dates.

A deferred tax asset ("DTA") or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  As discussed in Note 14 "Income Taxes" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K, the Company had a valuation allowance on part of the net DTAs, most of which was reversed during 2016.  In evaluating its deferred tax asset ("DTA") as of June 30, 2017, it was determined that it was more likely than not that a portion of the Company's federal and state tax credit carryforwards would expire unrealized.  Accordingly the DTA valuation was increased by a charge to tax expense of $1.1 million.  As of June 30, 2017, there remained a $1.5 million valuation allowance.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Three Months Ended June 30,		Six Months Ended
	June 30, 2017		June 30, 2017
	(In thousands)
Federal statutory tax rate	$237	34%	$-	-
Net tax exempt interest income	(142)	(20)%	(264)	(15,165)%
Other, net	(36)	(5)%	56	3,210%
Uncollectable income tax receivables	431	62%	431	24,747%
Elimination of duplicate tax credits not realizable	584	84%	584	33,532%
State income tax, net of federal benefit	116	17%	169	9,719%
Tax provision (benefit) before change in valuation allowance	1,190	172%	976	56,043%
Change in valuation allowance	1,113	160%	1,113	63,876%
Provision (benefit) for income taxes	$2,303	332%	$2,089	119,919%

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

As of June 30, 2017 and December 31, 2016, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2017	December 31, 2016
	(In thousands)
Unfunded commitments under lines of credit	$120,050	$118,252
Commercial and standby letters of credit	7,028	7,152
Commitments to make loans	1,600	5,835

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $127.1 million as of June 30, 2017 and $125.4 million as of December 31, 2016.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Fixed rate	$25,319	$19,663
Adjustable rate	101,759	105,741
Total	$127,078	$125,404

The fixed loan commitments as of June 30, 2017 have interest rates ranging from 0.0% to 6.5% and maturities ranging from on demand to 8 years.

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at June 30, 2017 was $65.1 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both June 30, 2017 and December 31, 2016, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $19 thousand and $26 thousand as of June 30, 2017 and December 31, 2016, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of June 30, 2017 because all outstanding preferred shares were either redeemed or converted to non-voting common stock in the first quarter of 2017, as further described below.

On March 27, 2009, the Company issued two series of preferred stock to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program ("CPP").  On December 19, 2016, the Company issued 82,862 shares of Series C Convertible Preferred Stock to certain institutional investors pursuant to a private placement.  Below is a table disclosing the information on the three series outstanding at December 31, 2016:

	Number of shares issued	Dividend rate	Liquidation value per share	Original cost, in thousands
Series A cumulative perpetual preferred shares	35,539	5% for first 5 years; thereafter 9%	$1,000.00	$33,437
Series B cumulative perpetual preferred shares	1,777	9%	1,000.00	2,102
Series C cumulative perpetual convertible preferred shares	82,862	-	475	39,359

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For the six months ended June 30, 2017 and 2016, a net amount of $398 and $89 thousand, respectively, was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders. For each of the three months ended June 30, 2017 and 2016 the total of these amounts was $0 and $1.1 million, respectively. For each of the six months ended June 30, 2017 and 2016 the total of these amounts was $771.0 thousand and $2.1 million, respectively.

Private Placement to Certain Institutional and Accredited Investors

On December 19, 2016, the Company closed its previously announced $52 million private placement with Castle Creek Capital Partners VI, L.P. ("Castle Creek"), Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P. (collectively, "Patriot") and Strategic Value Bank Partners, L.P., through its fund Strategic Value Investors LP, pursuant to which the Company issued 2,661,239 shares of its common stock, no par value per share, at $4.75 per share, and 82,862 shares of a new series of convertible perpetual non-voting preferred stock, Series C, no par value per share, at $475.00 per share ("Series C Preferred Stock"). The Company used a portion of the net proceeds from the private placement to redeem its outstanding Series A Preferred Stock and Series B Preferred Stock , which it completed on January 25, 2017, and used the remaining net proceeds, plus a $15.0 million dividend from the Bank to pay the deferred interest on its trust preferred securities, and for general corporate purposes.
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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$79,224	$-	$79,224	$-
States and political subdivision	69,653	-	69,653	-
Residential mortgage backed securities	137,272	-	137,272	-
Collateralized mortgage obligation	10,931	-	10,931	-
Commercial mortgage backed securities	106,728	-	106,728	-
SBA Pools	606	-	606	-
Total	$404,414	$-	$404,414	$-

December 31, 2016

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,828	$-	$68,828	$-
States and political subdivision	37,343	-	37,343	-
Residential mortgage backed securities	203,819	-	203,819	-
Collateralized mortgage obligation	14,816	-	14,816	-
Commercial mortgage backed securities	114,172	-	114,172	-
SBA Pools	672	-	672	-
Total	$439,650	$-	$439,650	$-

There were no financial instruments measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any classes during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

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

As of June 30, 2017, impaired loans with a carrying value of $31.2 million had a valuation allowance of $2.6 million. As of December 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.0 million recorded during 2016.

In the table below, OREO had write-downs during the six months ended June 30, 2017 of $516 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2016 of $63 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2017
Financial Assets
Impaired loans	$28,649	$-	$-	$28,649
MSRs	6,176	-	-	6,176
Non-Financial Assets
OREO	1,391	-	-	1,391

December 31, 2016
Financial Assets
Impaired loans	$31,636	$-	$-	$31,636
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	582	-	-	582

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
June 30, 2017	(In thousands)
Impaired loans
Commercial	$13,170	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.50)%, (5.78)%
Commercial real estate	5,474	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.98)
Residential real estate	6,636	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.05)
Construction real estate	3,116	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.16)
Installment and other	253	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.00), (6.04)
Total impaired loans	$28,649
OREO
Commercial real estate	$278	Sales comparison	Adjustments for differences of comparable sales	(45.95) to (45.95),(45.95)
Residential real estate	1,088	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (35.46),(20.33)
Construction real estate	25	Sales comparison	Adjustments for differences of comparable sales	(9.12) to (9.12),(9.12)
Total OREO	$1,391

December 31, 2016
Impaired loans
Commercial	$13,638	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.75)%, (5.79)%
Commercial real estate	5,465	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	7,174	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.73)
Construction real estate	5,014	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.79)
Installment and other	345	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (37.50), (7.70)
Total impaired loans	$31,636
OREO
Residential real estate	$483	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (11.76) (9.29)
Construction real estate	99	Sales comparison	Adjustments for differences of comparable sales	(12.00) to (12.00) (12.00)
Total OREO	$582

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017
Financial assets:
Cash and due from banks	$13,993	$13,993	$-	$-	$13,993
Interest-bearing deposits with banks	67,669	67,669	-	-	67,669
Investments:
Available for sale	404,414	-	404,414	-	404,414
Held to maturity	7,917	-	7,542	-	7,542
Non-marketable equity securities	3,613	N/A	N/A	N/A	N/A
Loans, net	737,036	-	-	735,757	735,757
Accrued interest receivable on securities	1,988	-	1,988	-	1,988
Accrued interest receivable on loans	2,341	-	-	2,341	2,341
Accrued interest receivable other	26	-	-	26	26

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$19	$-	$19	$-	$19

Financial liabilities:
Non-interest bearing deposits	$159,463	$159,463	$-	$-	$159,463
Interest bearing deposits	1,005,244	-	1,005,638	-	1,005,638
Borrowings	2,300	-	2,672	-	2,672
Junior subordinated debt	36,934	-	-	22,751	22,751
Accrued interest payable	647	-	194	453	647

December 31, 2016
Financial assets:
Cash and due from banks	$13,537	$13,537	$-	$-	$13,537
Interest-bearing deposits with banks	105,798	105,798	-	-	105,798
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	439,650	-	439,650	-	439,650
Held to maturity	8,824	-	8,613	-	8,613
Non-marketable equity securities	3,812	N/A	N/A	N/A	N/A
Loans, net	771,138	-	-	770,254	770,254
Accrued interest receivable on securities	1,873	-	1,873	-	1,873
Accrued interest receivable on loans	3,874	-	-	3,874	3,874
Accrued interest receivable other	296	-	-	296	296

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-	$26

Financial liabilities:
Non-interest bearing deposits	$181,974	$181,974	$-	$-	$181,974
Interest bearing deposits	1,033,115	-	1,040,560	-	1,040,560
Long-term borrowings	2,300	-	2,698	-	2,698
Junior subordinated debt	37,116	-	-	20,582	20,582
Accrued interest payable	10,119	-	270	9,849	10,119

Note 16. Regulatory Matters

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability without written approval of the FRB, to make payments on the Company's junior subordinated debentures, incur or increase any debt, declare and pay dividends or make other capital distributions or to repurchase or redeem Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the Office of Comptroller of the Currency ("OCC") on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order requires that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends.  The Company and the Bank are taking actions to address the provisions of the enforcement actions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Common Equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  The Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2017 and December 31, 2016.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$144,314	16.7803%	$68,802	8.00%	N/A	N/A	N/A	N/A
Bank only	139,300	16.2217%	68,698	8.00%	$85,873	10.00%	$94,460	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	123,325	14.3397%	51,601	6.00%	N/A	N/A	N/A	N/A
Bank only	128,524	14.9668%	51,524	6.00%	68,698	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	98,497	11.4528%	38,701	4.50%	N/A	N/A	N/A	N/A
Bank only	128,524	14.9668%	38,643	4.50%	55,817	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	123,325	9.2985%	53,052	4.00%	N/A	N/A	N/A	N/A
Bank only	128,524	9.7499%	52,728	4.00%	65,910	5.00%	105,456	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.00%	N/A	N/A	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.00%	$89,649	10.00%	$98,614	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.00%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.00%	71,719	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.50%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.50%	58,272	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	167,290	12.0120%	35,690	4.00%	N/A	N/A	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.00%	44,824	5.00%	71,719	8.00%

N/A - not applicable

While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" due to the requirement to meet and maintain a specific capital level in the Consent Order pursuant to the prompt corrective action rules. Pursuant to the Consent Order, the Bank is required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  June 30, 2017 and December 31, 2016 the Bank was in compliance with these requirements.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At June 30, 2017 the Bank's capital conservation buffer was 8.2217% and the consolidated capital conservation buffer was 6.9528%.  At December 31, 2016 the Bank's capital conservation buffer was 7.3793% and the consolidated capital conservation buffer was 2.3186%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the unaudited consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

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

The Company's net loss attributable to common stockholders increased $1.0 million from net loss of $574 thousand for the three months ended June 30, 2016 to a net loss of $1.6 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in income tax expenses, an increase in losses on sales of securities, a decrease in loan interest income, a decrease in gains on sales of loans, an increase in collection expenses, and a decrease in gains on sales of OREO, partially offset by a reverse provision in allowance for loan losses, a decrease in dividends on preferred stock, decreases in legal, professional, and accounting fees, increases in mortgage referral fees, decreases in amortization and valuation on MSRs, and increases in other fees.

The Company's net loss attributable to common stockholders increased $2.0 million from net loss of $877 thousand for the six months ended June 30, 2016 to net loss of $2.9 million for the six months ended June 30, 2017. This increase was primarily attributable to increases in income tax expense, decreases in loan interest income, an increase in losses on sales of securities, an increase in collection expenses, a decrease in gain on sale of loans, increases in legal, professional, and accounting fees, decreases in service charges on deposits, and an increase in supplies expense.  Offsetting these factors was a reverse provision in allowance for loan losses, a decrease in dividends on preferred stock, a decrease in amortization and valuation on MSRs, an increase in mortgage referral fees, an increase in other fees, a decrease in interest expenses, and a decrease in occupancy expenses.

Regulatory Actions against the Company and the Bank.

As discussed in the Part I, Item 1, of the 2016 Form 10-K and Note 16 of this Form 10-Q, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focuses on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The Company continues to take action to ensure the satisfaction of the requirements under the Consent Order and the Written Agreement.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2016 Form 10-K, and all amendments thereto as filed with the Securities and Exchange Commission. There have been no material changes to the critical accounting policies disclosed in the 2016 Form 10-K.

Results of Operations

The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest-earning assets and total interest paid on interest-bearing liabilities.  The Company's net income is also affected by its provision for loan losses as well as noninterest income and noninterest expenses.

Net interest income is affected by changes in the volume and mix of interest-earning assets, the level of interest rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of interest rates paid on those interest-bearing liabilities.  Provision for loan losses is dependent on changes in the loan portfolio and management's assessment of the collectability of the loan portfolio, as well as economic and market conditions.  Noninterest income and noninterest expenses are impacted by growth of operations and growth in the number of accounts.  Noninterest expenses are impacted by additional employees, branch facilities and promotional marketing expenses.  A number of accounts affect noninterest income, including service fees and noninterest expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Income (Loss)

Net loss attributable to common stockholders for the three months ended June 30, 2017 was $1.6 million, or a loss per common share of $0.09, compared to net loss available to common stockholders of $574 thousand for the three months ended June 30, 2016, or loss per common share of $0.09, an increase of $1.0 million in net losses and no change in loss per common share.  This increase in net loss available to common stockholders was primarily due to an increase in income tax expenses of $2.3 million primarily due to a valuation allowance increase of $1.1 million, a write off of federal income tax receivables determined to be uncollectable of $220 thousand, and a write off of a duplicate state tax credit of $584 thousand; an increase in loss on sale of securities of $1.3 million, a decrease in loan interest income of $699 thousand, a decrease in gains on sale of loans of $650 thousand, an increase in data processing expenses of $351 thousand, an increase in collection expenses of $334 thousand, a decrease in gains on sale of OREO of $243 thousand, an increase in customer perks and sponsorships of $214 thousand, and an increase in gross tax receipts of $131 thousand. These were partially offset by a decrease in dividends on preferred stock of $1.1 million, a reverse provision in allowance for loan losses of $1.0 million, a decrease in legal, professional, and accounting fees of $737 thousand, a decrease in FDIC insurance expenses of $532 thousand, an increase in mortgage referral fees of $417 thousand, a decrease in salaries and employee benefits of $350 thousand, an increase in other fees of $283 thousand, a decrease in interest expenses of $282 thousand, a decrease in amortization and valuation on MSRs of $263 thousand, a decrease in marketing expenses of $208 thousand, and an increase in available for sale security interest income of $133 thousand.

Net loss attributable to common stockholders for the six months ended June 30, 2017 was $2.9 million, or a loss per common share of $0.19, compared to net loss available to common stockholders of $877 thousand for the six months ended June 30, 2016, or loss per common share of $0.13, an increase of $2.0 million in net losses and an increase in loss per common share of $0.06.  This increase in net loss available to common stockholders was primarily due to an increase in income tax expenses of $2.1 million primarily due to a valualtion allowance of $1.1 million, a write off of a duplicate state tax credit of $584 thousand, a write off of a state income tax receivable of $312 thousand determined to be uncollectable, and a write off of federal income tax receivables of $220 thousand determined to be uncollectable; a decrease in loan interest income of $1.5 million, an increase in losses on sale of securities of $1.3 million, a decrease in gains on sale of loans of $1.2 million, an increase in data processing expenses of $1.1 million, an increase in legal, professional, and accounting fees of $537 thousand, an increase in collection expenses of $411 thousand, an increase in customer perks and sponsorships of $348 thousand, an increase in employee recruitment expenses of $204 thousand, a decrease in gains on sale of OREO of $173 thousand, and an increase in directors expenses of $139 thousand.  These were partially offset by a decrease in dividends on preferred stock of $1.3 million, a decrease in amortization and valuation on MSRs of $1.2 million, a reverse provision in allowance for loan loss of $970 thousand, a decrease in FDIC insurance expenses of $956 thousand, an increase in mortgage referral fees of $744 thousand, a decrease in salaries and benefits expenses of $679 thousand, an increase in other fees of $578 thousand, a decrease in interest expenses of $433 thousand, an increase in available for sale security interest income of $303 thousand, a decrease in marketing expenses of $207 thousand, and a decrease in occupancy expenses of $188 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$769,570	$9,290	4.84%	$818,009	$9,989	4.91%
Taxable investment securities	406,920	1,806	1.78%	413,416	1,875	1.82%
Investment securities exempt from federal income taxes	54,397	333	2.46%	28,775	131	1.83%
Other interest-bearing deposits	20,055	78	1.56%	96,890	123	0.51%
Non-marketable equity securities	4,012	53	5.30%	3,999	55	5.53%
Total interest-earning assets	1,254,954	11,560	3.69%	1,361,089	12,173	3.60%
Non-interest-earning assets	73,254			64,586
Total assets	$1,328,208			$1,425,675
Interest-bearing Liabilities:
Deposits:
NOW deposits	$395,889	$65	0.07%	$427,769	$67	0.06%
Money market deposits	16,867	4	0.10%	18,708	4	0.09%
Savings deposits	406,881	81	0.08%	393,474	83	0.08%
Time deposits over $100,000	93,351	184	0.79%	146,000	271	0.75%
Time deposits under $100,000	101,790	108	0.43%	122,585	166	0.54%
Short-term borrowings	1,484	4	1.08%	-	-	-
Long-term borrowings	2,300	37	6.45%	2,300	37	6.47%
Long-term capital lease obligation	2,017	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,114	593	6.41%	37,116	730	7.91%
Total interest-bearing liabilities	1,057,693	1,076	0.41%	1,150,163	1,358	0.47%
Demand deposits, noninterest-bearing	161,026			163,663
Other noninterest-bearing liabilities	6,907			28,513

Stockholders' equity, including stock owned by ESOP	102,582			83,336
Total liabilities and stockholders equity	$1,328,208			$1,425,675
Net interest income/interest rate spread (2)		$10,484	3.29%		$10,815	3.12%
Net interest margin (3)			3.35%			3.20%

(1)
Average loans include nonaccrual loans of $13.8 million and $21.0 million for the three months ended June 30, 2017 and 2016, respectively.  Interest income includes loan origination fees of $354 thousand and $385 thousand for the three months ended June 30, 2017 and 2016, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$774,481	$18,597	4.84%	$823,902	$20,119	4.91%
Taxable investment securities	411,694	3,478	1.70%	394,930	3,606	1.84%
Investment securities exempt from federal income taxes	48,294	579	2.42%	16,101	148	1.85%
Securities purchased under resell agreements	-	-	0.00%	6,238	45	1.45%
Other interest-bearing deposits	35,873	184	1.03%	112,924	273	0.49%
Non-marketable equity securities	4,007	108	5.44%	3,999	108	5.43%
Total interest-earning assets	1,274,349	22,946	3.63%	1,358,094	24,299	3.60%
Non-interest-earning assets	65,623			60,899
Total assets	$1,339,972			$1,418,993
Interest-bearing Liabilities:
Deposits:
NOW deposits	$394,447	$127	0.06%	$410,052	$133	0.07%
Money market deposits	17,257	8	0.09%	30,938	8	0.05%
Savings deposits	408,411	164	0.08%	390,523	164	0.08%
Time deposits over $100,000	96,663	383	0.80%	148,967	563	0.76%
Time deposits under $100,000	105,483	219	0.42%	124,936	346	0.56%
Short-term borrowings	746	4	1.08%	-	-	0.00%
Long-term borrowings	2,300	73	6.40%	2,300	73	6.38%
Long-term capital lease obligation	2,113	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,115	1,313	7.13%	37,116	1,437	7.79%
Total interest-bearing liabilities	1,064,535	2,291	0.43%	1,147,043	2,724	0.48%
Demand deposits, noninterest-bearing	160,909			160,721
Other noninterest-bearing liabilities	10,516			29,291

Stockholders' equity, including stock owned by ESOP	104,012			81,938
Total liabilities and stockholders equity	$1,339,972			$1,418,993
Net interest income/interest rate spread (2)		$20,655	3.20%		$21,575	3.12%
Net interest margin (3)			3.27%			3.19%

(1)
Average loans include nonaccrual loans of $14.9 million and $23.0 million for the six months ended June 30, 2017 and 2016, respectively.  Interest income includes loan origination fees of $629 thousand and $740 thousand for the six months ended June 30, 2017 and 2016, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $331 thousand to $10.5 million for the three months ended June 30, 2017 from $10.8 million for the three months ended June 30, 2016 due to a decrease in interest income of $613 thousand and a decrease in interest expense of $282 thousand.  Net interest income decreased primarily due to a decrease in average other interest-bearing deposits of $76.8 million, a decrease in average volume of loans of $48.4 million, and a decrease in average taxable investment securities of $6.5 million partially offset by an increase in average tax-exempt investment securities of $25.6 million.  The reduction in volume and shift in mix of interest earning assets from other interest bearing deposits and loans to tax-exempt investment securities resulted in the average yield on earning assets to increase nine basis points to 3.69% for the three months ended June 30, 2017 from 3.60% for the three months ended June 30, 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $84.1 million, a decrease in average volume of $31.9 million in NOW deposits, and a decrease in the average volume of $1.8 million in money market deposits, partially offset by an increase in average savings deposits of $13.4 million.  The reduction in volume and shift in deposit mix cause the cost of interest-bearing liabilities to decline six basis points to 0.41% for the three months ended June 30, 2017 from 0.47% for the three months ended June 30, 2016. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin.  Net interest margin increased 15 basis points to 3.35% for the three months ended June 30, 2017 from 3.20% for the three months ended June 30, 2016.

Net interest income decreased $920 thousand to $20.7 million for the six months ended June 30, 2017 from $21.6 million for the six months ended June 30, 2016 due to a decrease in interest income of $1.4 million and a decrease in interest expense of $433 thousand.  Net interest income decreased primarily due to a decrease in average volume of other interest-bearing deposits of $77.1 million and a decrease in average volume of loans of $49.4 million, partially offset by an increase in average volume of tax-exempt securities of $32.2 million and an increase in average volume of taxable securities of $16.8 million.  The reduction in volume and shift in the mix of interest earning assets from other interest-bearing deposits and loans to investment securities resulted in the average yield on earning assets to increase three basis points to 3.63% for the six months ended June 30, 2017 from 3.60% for the six months ended June 30, 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $71.8 million, a decrease in average volume of $15.6 million in NOW deposits, and a decrease in average volume of $13.7 million in money market deposits, partially offset by an increase in average savings deposits of $17.9 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline five basis points to 0.43% for the six months ended June 30, 2017 from 0.48% for the six months ended June 30, 2016. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin.  Net interest margin increased eight basis points to 3.27% for the six months ended June 30, 2017 from 3.19% for the six months ended June 30, 2016.

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

	Three Months Ended June 30,
	2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(592)	$(107)	$(699)
Taxable investment securities	(29)	(40)	(69)
Investment securities exempt from federal income taxes	117	85	202
Other interest bearing deposits	(98)	53	(45)
Non-marketable equity securities	-	(2)	(2)
Total (decrease) increase in interest income	$(602)	$(11)	$(613)
Interest-bearing Liabilities:
Now deposits	$(5)	$3	$(2)
Money market deposits	-	-	-
Savings deposits	3	(5)	(2)
Time deposits over $100,000	(98)	11	(87)
Time deposits under $100,000	(28)	(30)	(58)
Short-term borrowings	4	-	4
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	(137)	(137)
Total increase (decrease) in interest expense	$(124)	$(158)	$(282)
Increase (decrease) in net interest income	$(478)	$147	$(331)

	Six Months Ended June 30,
	2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(1,207)	$(315)	$(1,522)
Taxable investment securities	153	(281)	(128)
Investment securities exempt from federal income taxes	296	135	431
Securities purchased under resell agreements	(43)	-	(43)
Other interest bearing deposits	(188)	97	(91)
Non-marketable equity securities	-	-	-
Total (decrease) increase in interest income	$(989)	$(364)	$(1,353)
Interest-bearing Liabilities:
Now deposits	$(5)	$(1)	$(6)
Money market deposits	(4)	4	-
Savings deposits	8	(8)	-
Time deposits over $100,000	(198)	18	(180)
Time deposits under $100,000	(54)	(73)	(127)
Short-term borrowings	4	-	4
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	-	(124)	(124)
Total increase (decrease) in interest expense	$(249)	$(184)	$(433)
Increase (decrease) in net interest income	$(740)	$(180)	$(920)

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Net difference	2017	2016	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$462	$540	$(78)	$948	$1,090	$(142)
Trust and investment services fees	659	614	45	1,310	1,246	64
Service charges on deposits	287	272	15	582	566	16
Net gain on sale of OREO	342	585	(243)	670	843	(173)
Net gain on sale of loans	-	650	(650)	-	1,223	(1,223)
Net (loss) gain on sale of securities	(1,248)	54	(1,302)	(1,248)	54	(1,302)
BOLI income	92	-	92	183	-	183
Mortgage referral fees	417	-	417	744	-	744
Other fees	574	291	283	1,134	556	578
Other noninterest income (loss)	80	149	(69)	59	201	(142)
Total noninterest income	$1,665	$3,155	$(1,490)	$4,382	$5,779	$(1,397)

Noninterest income decreased $1.5 million to $1.7 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016, primarily attributable to the increase in net loss on sale of securities of $1.3 million due to management's decision to sell underperforming securities and partially replace with securities currently earning market rates, a decrease in gains on sale of loans of $650 thousand, and a decrease in gains on sale of OREO of $243 thousand, partially offset by an increase in mortgage referral fees of $417 thousand due to the change in lending strategy whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis, and an increase in other fees of $283 thousand primarily composed of a one-time MasterCard incentive of $36 thousand and an ICBA rebate of $68 thousand.

Noninterest income decreased $1.4 million to $4.4 million for the six months ended June 30, 2017 from $5.8 million for the six months ended June 30, 2016, primarily attributable to the increase in net loss on sale of securities of $1.3 million due to management's decision to sell underperforming securities and partially replace with securities currently earning market rates, and a decrease in gains on sale of loans of $1.2 million.  These were partially offset by increases in mortgage referral fees of $744 thousand due to the change in lending strategy whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis, and an increase in other fees of $578 thousand primarily composed of one-time interchange fees from MasterCard of $360 thousand, a one-time MasterCard incentive of $36 thousand, and an ICBA rebate of $68 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Net difference	2017	2016	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$6,208	$6,558	$(350)	$12,245	$12,924	$(679)
Occupancy	869	904	(35)	1,555	1,743	(188)
Data processing	1,051	700	351	2,425	1,360	1,065
Legal, professional, and accounting fees	1,314	2,051	(737)	3,947	3,410	537
Amortization and valuation of MSRs	491	754	(263)	729	1,925	(1,196)
Other noninterest expenses:
Marketing	226	434	(208)	484	692	(208)
Supplies	112	101	11	189	210	(21)
Postage	113	179	(66)	310	345	(35)
FDIC insurance premiums	212	744	(532)	523	1,479	(956)
Collection expenses	630	296	334	839	428	411
Other	1,224	764	460	2,762	1,622	1,140
Total other noninterest expenses	2,517	2,518	(1)	5,107	4,776	331
Total noninterest expenses	$12,450	$13,485	$(1,035)	$26,008	$26,138	$(130)

Noninterest expenses decreased $1.0 million to $12.5 million for the three months ended June 30, 2017 from $13.5 million for the three months ended June 30, 2016. This decrease was primarily attributable to decreases in FDIC insurance premiums of $532 thousand, decreases in legal, professional, and accounting fees of $737 thousand, decreases in salaries and employee benefits of $350 thousand, decreases in amortization and valuation of MSRs of $263 thousand, decreases in marketing expenses of $208 thousand, and decreases in occupancy expenses of $35 thousand.  These were partially offset by increases in data processing expenses of $351 thousand, increases in collection expenses of $334 thousand, and increases included in other expenses for customer perks and sponsorships of $214 thousand, gross receipts taxes of $131 thousand, director's fees and expenses of $118 thousand, and recruitment expenses of $106 thousand.

Noninterest expenses increased $130 thousand to $26.0 million for the six months ended June 30, 2017 from $26.1 million for the six months ended June 30, 2016. This increase was primarily attributable to increases in data processing expenses of $1.1 million due to the implementation of new core systems in July 2016, increases in legal, professional, and accounting expenses of $537 thousand, increases in collection expenses of $411 thousand, increases in customer perks and sponsorships of $348 thousand, increases in recruitment and other employee expenses of $307 thousand, increases in director fees and expenses of $139 thousand, increases in loan closing expenses of $137 thousand, increases in losses of $116 thousand, and increases in shareholder relation expenses of $84 thousand.  These were partially offset by decreases in amortization and valuation of MSRs of $1.2 million, decreases in FDIC insurance premiums of $956 thousand, decreases in salaries and employee benefits of $679 thousand, decreases in marketing expenses of $207 thousand, and decreases in occupancy expenses of $188 thousand.

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

Income Taxes. There was a $2.3 million provision for income taxes for the three months ended June 30, 2017 and a $2.1 million provision for income taxes for the six months ended June 30, 2017 due to an additional $1.1 million in DTA valuation allowance, write off of duplicate tax credits of $584 thousand, write off of $312 thousand in state income tax receivables deemed to be uncollectable, and write off of $220 thousand in federal income tax receivables deemed to be uncollectable.  There was no provision (benefit) for income taxes for the three and six months ended June 30, 2016.

Financial Condition

Balance Sheet-General. Total assets as of June 30, 2017 were $1.3 billion, decreasing $114.6 million from $1.4 billion as of December 31, 2016.  During 2017, interest-bearing deposits with banks decreased $38.1 million, investment securities available for sale decreased $35.2 million, and net loans decreased $34.1 million, but were partially offset by an increase in premises and equipment of $2.9 million.  The increase in premises and equipment was primarily due to the purchase of the land on which the Cerrillos branch is located, but was offset by the decrease in the capitalized lease the Bank held on this property.  During the same period total liabilities decreased to $1.2 billion, a decrease of $77.1 million, primarily due to decreases in deposits.  Stockholders' equity (excluding stock owned by the ESOP) decreased $37.5 million to $96.6 million as of June 30, 2017 compared to $134.1 million as of December 31, 2016 primarily due to the redemption of the Series A Preferred Stock and Series B Preferred Stock.

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

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At June 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$79,326	$79,224	$69,306	$68,828
State and political subdivision	70,052	69,653	38,718	37,343
Residential mortgage-backed securities	138,737	137,272	206,101	203,819
Residential collateralized mortgage obligation	10,942	10,931	14,828	14,816
Commercial mortgage backed securities	108,638	106,728	117,272	114,172
SBA pools	613	606	681	672
Totals	$408,308	$404,414	$446,906	$439,650

Securities Held to Maturity:
SBA pools	$7,917	$7,542	$8,824	$8,613
Totals	$7,917	$7,542	$8,824	$8,613

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from one month to six years.  States and political subdivision investment securities consist of a local issue rated from "Aaa" to "Aa2" by Moody's Investment Services with maturities of two months to seventeen years.

The Company had a total of $10.9 million in residential collateralized mortgage obligations as of June 30, 2017.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of June 30, 2017, the ratings of these securities were Aaa, which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of June 30, 2017, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of June 30, 2017, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of June 30, 2017	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$9,995	0.80%	$46,763	1.77%	$22,466	2.18%	$-	0.00%
States and political subdivision (1)	200	1.10%	1,308	1.71%	1,803	2.45%	66,342	2.49%
Mortgage backed	-	0.00%	31,970	1.72%	75,554	2.34%	147,407	2.89%
SBA pools	-	0.00%	-	0.00%	-	0.00%	606	1.80%
Totals	$10,195	0.53%	$80,041	0.80%	$99,823	2.13%	$214,355	1.65%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,917	3.29%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,917	3.29%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. With management's focus on reducing the amount of non-performing loans, levels of total loans decreased steadily from 2012 to 2017.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and commercial real estate loan portfolios have steadily decreased primarily due to the Bank's strategy to diversify its portfolio.

The following table sets forth the composition of the loan portfolio:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$69,794	9.29%	$69,161	8.79%
Commercial real estate	387,152	51.53%	405,900	51.58%
Residential real estate	197,651	26.31%	214,726	27.29%
Construction real estate	76,751	10.22%	75,972	9.66%
Installment and other	19,926	2.65%	21,053	2.68%
Total loans	751,274	100.00%	786,812	100.00%
Unearned income	(1,071)		(1,322)
Gross loans	750,203		785,490
Allowance for loan losses	(13,167)		(14,352)
Net loans	$737,036		$771,138

Net loans decreased $34.1 million from $771.1 million as of December 31, 2016 to $737.0 million as of June 30, 2017.  The largest decreases were in gross commercial real estate loans of $18.7 million, gross residential real estate loans of $17.1 million, and installment and other loans of $1.1 million.  These were partially offset by increases in construction real estate of $779 thousand and commercial loans of $633 thousand.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of June 30, 2017:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$3,389	$33,245	$22,946	$625	$9,589	$-	$35,924	$33,870
Commercial real estate	19,200	102,112	71,364	74,230	114,371	5,875	204,935	182,217
Residential real estate	833	101,495	4,856	13,859	74,420	2,188	80,109	117,542
Construction real estate	17,074	40,041	4,309	275	9,015	6,037	30,398	46,353
Installment and other	918	10,813	3,838	-	4,357	-	9,113	10,813
Total loans	$41,414	$287,706	$107,313	$88,989	$211,752	$14,100	$360,479	$390,795

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality and has made strides to reduce the number of non-performing loans.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accruing loans	$13,028	$21,478
Loans 90 days or more past due, still accruing interest	-	-
Total non-performing loans	13,028	21,478
OREO	7,085	8,436
Total non-performing assets	$20,113	$29,914
TDRs, still accruing interest	$35,676	$35,158
Total non-performing loans to total loans	1.73%	2.73%
Allowance for loan losses to non- performing loans	101.07%	66.82%
Total non-performing assets to total assets	1.53%	2.10%

As of June 30, 2017, total non-performing assets decreased $9.8 million to $20.1 million from $29.9 million as of December 31, 2016 primarily due to a decrease in non-accruing loans of $8.5 million.  Construction real estate non-accruing loans decreased $4.7 million, commercial real estate nonaccrual loans decreased $2.5 million, commercial loans decreased $824 thousand, and residential real estate nonaccrual loans decreased $490 thousand.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	5	368	9	3,339	53	3,757
Total	5	$368	9	$3,339	53	$3,757

Percentage of individual loan category		0.53%		0.86%		1.90%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,212	-	-
Under $1.5 million	14	1,192	11	3,611	50	4,247
Total	14	$1,192	12	$5,823	50	$4,247

Percentage of individual loan category		1.69%		1.43%		1.99%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	1	2,001	-	-	1	2,001
Under $1.5 million	16	3,498	6	65	89	11,027
Total	17	$5,499	6	$65	90	$13,028

Percentage of individual loan category		7.16%		0.33%		1.73%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,596	-	-	4	8,808
Under $1.5 million	17	3,563	4	57	96	12,670
Total	20	$10,159	4	$57	100	$21,478

Percentage of individual loan category		13.37%		0.27%		2.73%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$14,187	$17,305	$14,352	$17,392
(Benefit) provision for loan losses	(1,000)	-	(970)	-
Charge-offs:
Commercial	77	93	263	275
Commercial real estate	27	(4)	26	-
Residential real estate	66	79	310	402
Construction real estate	8	4	24	22
Installment and other	96	64	234	235
Total charge-offs	274	236	857	934
Recoveries :
Commercial	77	138	250	490
Commercial real estate	11	115	98	129
Residential real estate	44	223	99	259
Construction real estate	3	20	13	117
Installment and other	119	27	182	139
Total recoveries	254	523	642	1,134
Net (recoveries) charge-offs	20	(287)	215	(200)
Balance at end of year	$13,167	$17,592	$13,167	$17,592

Net charge-offs for the three months ended June 30, 2017 totaled $20 thousand, a decrease in net recoveries of $307 thousand from three months ended June 30, 2016 primarily due to increases in net charge-offs for residential real estate loans of $166 thousand, increases in net charge-offs in commercial real estate loans of $135 thousand, increases in net charge-offs in commercial loans of $45 thousand, and increases in net charge-offs in construction real estate loans of $21 thousand; partially offset by increases in net recoveries in installment and other loans of $60 thousand.

 Net charge-offs for the six months ended June 30, 2017 totaled $215 thousand, a decrease in net recoveries of $415 thousand from six months ended June 30, 2016 primarily due to increases in net charge-offs for commercial loans of $228 thousand, increases in net charge-offs for construction loans of $106 thousand, increases in net charge-offs for residential real estate loans of $68 thousand, and increases in net charge-offs for commercial real estate loans of $57 thousand; partially offset by increases in net recoveries in installment and other loans of $44 thousand.

In July 2017, the Bank reached a settlement with a prior customer whose loan relationship was previously fully charged-off in 2012.  As part of this settlement, the Bank received two parcels of land resulting in a recovery of $1.9 million and $500 thousand in legal fees which has been recorded in July 2017.

As the trend of decreasing problem loan balances, decreasing delinquencies, and decreasing loan balances continues, we anticipate the need to continue taking reverse provisons in the allowance for loan and lease losses until the balance is, in management's judgment, appropriate for probable incurred losses in the loan portfolio given its risk and size.  For further discussion on the allowance for loan and leases losses calculation, see "Critical Accounting Policies" in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Form 10-K.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each classification to total loans for the periods indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,377	10.46%	$1,449	10.10%
Commercial real estate	6,205	47.13%	6,472	45.09%
Residential real estate	3,805	28.90%	4,524	31.52%
Construction real estate	1,117	8.48%	1,119	7.80%
Installment and other	635	4.82%	715	4.98%
Unallocated	28	0.21%	73	0.51%
Total	$13,167	100.00%	$14,352	100.00%

The allowance for loan losses decreased $1.2 million from $14.4 million as of December 31, 2016 to $13.2 million as of June 30, 2017. This decrease was largely due to improving credit quality, a decrease in loan balances, and decreasing delinquencies.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.

The allocation of the allowance for impaired credits is based on the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  Impairment reserve are generally charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of June 30, 2017 and December 31, 2016 were $48.7 million and $53.8 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.6 million and $3.0 million allocated in the allowance for loan losses as of June 30, 2017 and December 31, 2016, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of June 30, 2017 and December 31, 2016 were $41.9 million and $43.1 million, respectively.  Of these, $35.7 million and $35.2 million were still performing in accordance with modified terms as of June 30, 2017 and December 31, 2016, respectively.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Board Loan Committee.

Although management believes that adequate specific and general allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance for loan losses may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and Special Mention loans as of the periods indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Performing loans classified as:
Substandard	$16,879	$22,573
Total performing adversely classified loans	$16,879	$22,573
Special mention loans	$8,006	$18,589

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of June 30, 2017 were $16.9 million, a decrease of $5.7 million from $22.6 million as of December 31, 2016.  The declines were primarily in the commercial, commercial real estate loans, residential real estate, and construction real estate loan categories.  In addition, Special Mention loans decreased $10.6 million.  These declines were primarily in commercial real estate loans, construction real estate loans, and commercial real estate loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

June 30, 2017 (In thousands)
Maturing within three months	$1,993
After three but within six months	6,196
After six but within twelve months	6,595
After twelve but within three years	3,430
After three years	6,221
Total time deposits $250,000 and over	$24,435

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings are advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB borrowings at June 30, 2017 and 2016.

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

As of June 30, 2017 and December 31, 2016, we were in compliance with the foregoing policy.

As of June 30, 2017, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $120.1 million and standby letters of credit of $7.0 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $147.7 million as of June 30, 2017. As of June 30, 2017, total certificates of deposits declined $29.0 million or 13.15% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of June 30, 2017, we had the ability to borrow from the FHLB up to $62.8 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, as well as the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's 2016 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of June 30, 2017, the Bank was in compliance with these requirements.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of June 30, 2017.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

Commitments. There have been no material changes to the commitments as of June 30, 2017.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order is on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order requires that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order requires the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios fall into the category of "well-capitalized," the Bank cannot be considered "well-capitalized" under the prompt corrective action rules due to the requirement to meet and maintain a specific capital level in the Consent Order. As of June 30, 2017, the Bank was in compliance with these requirements.  The required and actual amounts and ratios for Trinity and the Bank as of June 30, 2017 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
June 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$144,314	16.7803%	$68,802	8.00%	N/A	N/A	N/A	N/A
Bank only	139,300	16.2217%	68,698	8.00%	$85,873	10.00%	$94,460	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	123,325	14.3397%	51,601	6.00%	N/A	N/A	N/A	N/A
Bank only	128,524	14.9668%	51,524	6.00%	68,698	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	98,497	11.4528%	38,701	4.50%	N/A	N/A	N/A	N/A
Bank only	128,524	14.9668%	38,643	4.50%	55,817	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	123,325	9.2985%	53,052	4.00%	N/A	N/A	N/A	N/A
Bank only	128,524	9.7499%	52,728	4.00%	65,910	5.00%	105,456	8.00%

N/A—not applicable

At June 30, 2017 the Bank's capital conservation buffer was 8.2217 % and the consolidated Company's capital conservation buffer was 6.9528%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted based on the Company's status as a smaller reporting company.

Item 4. Controls and Procedures

As discussed in the 2016 Form 10-K, filed on April 14, 2017, subsequent to the issuance of the Company's consolidated financial statements as of and for the quarterly period ended June 30, 2012, the Company's management determined that the Bank had not properly recognized certain losses and risks inherit in its loan portfolio on a timely basis as disclosed in the Company's Current Reports on Form 8-K filed on November 13, 2012, April 26, 2013 and October 27, 2014 with the Securities and Exchange Commission ("SEC").  This failure was caused by the override of controls by certain former members of management and material weaknesses in internal control over financial reporting.

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

Controls and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15 (e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the "Exchange Act").

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2017, as a result of the material weakness in internal control over financial reporting as discussed below.

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

All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Further, because of changes in conditions, the effectiveness of internal control may vary over time. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Material weaknesses in the Company's internal control over financial reporting were disclosed in Item 9A, Controls and Procedures, of the 2016 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2016 Form 10-K as being present at December 31, 2016, were still present, which individually or in combination were considered material weaknesses as of June 30, 2017. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2016. Many of these weaknesses continue to be present.

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

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the second quarter of 2017, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation of Trinity Capital Corporation

10.1
Standby Purchase Agreement by and among Trinity Capital Corporation and Strategic Value Bank Partners LLC, dated June 22, 2017 (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 filed on June 23, 2017

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: August 14, 2017
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer