Form 10-Q
period 2017-09-30
TRINITY CAPITAL CORP
filed 2017-11-14
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 9,256,785 shares of voting Common Stock outstanding and 8,286,200 shares of non-voting Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)
	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$11,733	$13,537
Interest-bearing deposits with banks	68,234	105,798
Cash and cash equivalents	79,967	119,335
Investment securities available for sale, at fair value	434,521	439,650
Investment securities held to maturity, at amortized cost (fair value of $7,512 and $8,613 as of September 30, 2017 and December 31, 2016, respectively)	7,882	8,824
Non-marketable equity securities	3,615	3,812
Loans (net of allowance for loan losses of $13,200 and $14,352 as of September 30, 2017 and December 31, 2016, respectively)	721,817	771,138
Mortgage servicing rights ("MSRs"), net	5,499	6,905
Bank owned life insurance ("BOLI")	10,462	10,191
Premises and equipment, net	28,794	25,959
Other real estate owned ("OREO"), net	8,199	8,436
Other assets	21,730	31,187
Total assets	$1,322,486	$1,425,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$183,881	$174,305
Interest-bearing	983,438	1,033,115
Total deposits	1,167,319	1,207,420
Borrowings	2,300	2,300
Junior subordinated debt	36,937	36,927
Other liabilities	15,566	41,491
Total liabilities	1,222,122	1,288,138

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 671,578 shares and 671,962 shares as of September 30, 2017 and December 31, 2016, respectively, at fair value	$3,192	$3,192

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized
Series A, 9% cumulative perpetual, 0 shares and 35,539 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; $1,000 liquidation value per share, at amortized cost	$-	$35,068
Series B, 9% cumulative perpetual, 0 shares and 1,777 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; $1,000 liquidation value per share, at amortized cost	-	1,850
Series C, 0% convertible cumulative perpetual, 0 shares and 82,862 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; $475 liquidation value per share, at amortized cost	-	37,089
Common stock voting, no par; 20,000,000 shares authorized; 9,256,785 and 9,199,306 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9,567	9,510
Common stock non-voting, no par; 20,000,000 shares authorized; 8,286,200 shares and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,286	-
Additional paid-in capital	29,724	694
Retained earnings	52,935	55,391
Accumulated other comprehensive loss	(3,340)	(5,495)
Total stockholders' equity	97,172	134,107
Total liabilities and stockholders' equity	$1,322,486	$1,425,437

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$9,016	$9,413	$27,613	$29,532
Interest and dividends on investment securities:
Taxable	1,665	2,163	5,143	5,769
Nontaxable	506	175	1,085	323
Other interest income	275	98	567	524
Total interest income	11,462	11,849	34,408	36,148

Interest expense:
Deposits	432	556	1,333	1,770
Borrowings	37	37	114	110
Junior subordinated debt	599	742	1,912	2,179
Total interest expense	1,068	1,335	3,359	4,059
Net interest income	10,394	10,514	31,049	32,089
(Benefit) provision for loan losses	(250)	-	(1,220)	-
Net interest income after provision for loan losses	10,644	10,514	32,269	32,089

Noninterest income:
Mortgage loan servicing fees	446	456	1,394	1,546
Trust and investment services fees	643	654	1,953	1,900
Service charges on deposits	202	153	784	719
Net gain on sale of OREO	130	316	800	1,159
Net gain on sale of loans	-	630	-	1,853
Net (loss) gain on sale of securities	-	130	(1,248)	184
BOLI income	88	98	271	98
Mortgage referral fee income	431	123	1,175	123
Other fees	598	684	1,732	1,240
Other noninterest income	12	(176)	71	25
Total noninterest income	2,550	3,068	6,932	8,847

Noninterest expenses:
Salaries and employee benefits	5,668	6,536	17,913	19,460
Occupancy	805	671	2,360	2,414
Data processing	1,132	872	3,557	2,232
Legal, professional and accounting fees	541	1,539	4,488	4,949
Change in value of MSRs	677	(95)	1,406	1,830
Other noninterest expense	2,568	3,268	7,675	8,044
Total noninterest expenses	11,391	12,791	37,399	38,929
Income before provision for income taxes	1,803	791	1,802	2,007
Provision for income taxes	1,398	-	3,487	-
Net income (loss)	405	791	(1,685)	2,007
Dividends and discount accretion on preferred shares	-	1,083	771	3,176
Net income (loss) attributable to common stockholders	$405	$(292)	$(2,456)	$(1,169)
Basic earnings (loss) per common share	$0.02	$(0.04)	$(0.16)	$(0.18)
Diluted earnings (loss) per common share	$0.02	$(0.04)	$(0.16)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$405	$791	$(1,685)	$2,007
Other comprehensive income:
Unrealized gains on securities available for sale	229	(969)	2,343	5,957
Securities losses (gains) reclassified into earnings	-	(130)	1,248	(184)
Related income tax (benefit) expense	(106)	-	(1,436)	-
Other comprehensive income (loss)	123	(1,099)	2,155	5,773
Total comprehensive income (loss)	$528	$(308)	$470	$7,780

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Voting Issued	Held in treasury, at cost	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2015	$6,836	$(9,880)	$36,740	$1,153	$44,232	$(2,781)	$76,300
Net income					2,007		2,007
Other comprehensive income						5,773	5,773
Dividends declared on preferred shares					(3,176)		(3,176)
Amortization of preferred stock issuance costs			134		(134)		-
Treasury shares issued for board compensation		897		(759)			138
Net change in the fair value of stock owned by ESOP participants					1		1
Balance, September 30, 2016	$6,836	$(8,983)	$36,874	$394	$42,930	$2,992	$81,043

	Common stock
(In thousands, except per share data)	Voting Issued	Non-voting Issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance, December 31, 2016	$9,510	$-	$74,007	$694	$55,391	$(5,495)	$134,107
Net loss					(1,685)		(1,685)
Other comprehensive income						2,155	2,155
Redemption of Series A Preferred shares			(35,539)				(35,539)
Redemption of Series B Preferred shares			(1,777)				(1,777)
Dividends declared on preferred shares					(373)		(373)
Series C preferred shares converted to non-voting common stock		8,286	(37,089)	28,803			-
Common stock issued for board compensation	40			153			193
Amortization of preferred stock			398		(398)		-
Restricted stock units ("RSUs") vested	17			(17)			-
Restricted stock units ("RSUs") compensation expense				91			91
Balance, September 30, 2017	$9,567	$8,286	$-	$29,724	$52,935	$(3,340)	$97,172

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities	(Dollars in thousands)
Net (loss) income	$(1,685)	2,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,104	4,509
Benefit for loan losses	(1,220)	-
Net loss (gain) on sale of investment securities	1,248	(184)
Net gain on sale of loans	-	(1,853)
Gains and write-downs on OREO, net	(166)	(1,036)
(Gain) loss on disposal of premises and equipment	(37)	1
Decrease in deferred income tax assets	1,081	-
Federal Home Loan Bank stock dividends received	(5)	1
Change in value of MSRs	1,406	1,830
BOLI income	(271)	(98)
Compensation expense recognized for restricted stock units	91	-
Change in escrow liabilities	712	2,710
Decrease in accrued interest payable on sub debt	(9,676)	-
Changes in operating assets and liabilities:
Other Assets	4,708	505
Other Liabilities	(2,158)	6,076
Net cash (used in) provided by operating activities before origination and gross sales of loans held for sale	(868)	14,468
Gross sales of loans held for sale	-	(51,746)
Origination of loans held for sale	-	55,770
Net cash (used in) provided by operating activities	$(868)	18,492

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$38,647	$46,694
Proceeds from sale of investment securities, available for sale	56,543	98,259
Purchase of investment securities, available for sale	(92,437)	(225,741)
Purchase of investment securities, other	(2)	-
Proceeds from maturities and paydowns of investment securities, held to maturity	884	104
Proceeds from sale of investment securities, other	33	-
Purchase bank owned life insurance	-	(10,000)
Proceeds from sale of other real estate owned	3,251	3,724
Loans paid down (funded), net	48,608	39,598
Purchases of premises and equipment	(3,907)	(4,745)
Proceeds from sale of premises and equipment	69	-
Net cash provided by (used in) investing activities	51,689	(52,107)
Cash Flows From Financing Activities
Net decrease in demand deposits, NOW accounts and savings accounts	(2,770)	39,303
Net decrease in time deposits	(37,331)	(42,781)
Redemption of Preferred stock	(37,316)	-
Decrease in dividends payable on Preferred Stock	(12,965)	-
Issuance of common stock for board compensation	193	138
Net cash used in financing activities	(90,189)	(3,340)
Net decrease in cash and cash equivalents	(39,368)	(36,955)
Cash and cash equivalents:
Beginning of period	119,335	188,875
End of period	$79,967	$151,920
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,118	$1,987
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,848	2,944
Sales of other real estate owned financed by loans by the Bank	-	1,548
Transfer from Venture Capital to loans	150	-
Conversion of Preferred C stock to non-voting common stock	37,089	-
Dividends declared on preferred stock	373	3,176

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity" or the "Company") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), and TCC Funds, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  As of December 31, 2013, all operations of Title Guaranty had ended and Title Guaranty was dissolved in September 2017.  TCC Funds was dissolved in January 2017.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Net income (loss)	$405	$791	$(1,685)	$2,007
Dividends and discount accretion on preferred shares	-	1,083	771	3,176
Net income (loss) attributable to common stockholders	$405	$(292)	$(2,456)	$(1,169)
Weighted average common shares issued	17,539,689	6,856,800	15,647,178	6,856,800
LESS: Weighted average treasury stock shares	-	(330,498)	-	(331,002)
Weighted average common shares outstanding, net	17,539,689	6,526,302	15,647,178	6,525,798
Basic earnings (loss) per common share	$0.02	$(0.04)	$(0.16)	$(0.18)
Dilutive effect of stock-based compensation	13,134	-	-	-
Weighted average common shares outstanding including dilutive shares	17,552,823	6,526,302	15,647,178	6,525,798
Diluted earnings (loss) per common share	$0.02	$(0.04)	$(0.16)	$(0.18)

Certain restricted stock units ("RSUs") were not included in the above calculation, as they would have had an anti-dilutive effect.  The total number of excluded shares relating to such RSUs was approximately 62,000 for the three months ended September 30, 2016.  There were no shares excluded from the calcualtion for the three months ended September 30, 2017.  The total number of excluded shares relating to such RSUs was approximately 97,000 shares and 62,000 shares for the nine months ended September 30, 2017 and 2016, respectively.

Note 3. Recent Accounting Pronouncements

Newly Issued But Not Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The FASB later issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date by one year.  The amended effective date is annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company plans to adopt ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  The Company's analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the timing or amounts of income recognized, as we have determined the majority of the revenues earned by the Company are not within the scope of ASU 2014-09.  The Company is currently reviewing disclosures for any changes needed.  The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Company's preliminary materiality analysis and may change the conclusions reached as to the application of this new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has created an internal committee focused on the implementation of ASU 2016-13 and is currently in the process of evaluating data needs and the effects of ASU 2016-13 on its financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company does not expect any impact from this ASU on the Company's financial statements.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of September 30, 2017 and December 31, 2016, the reserve requirement on deposit at the FRB was $0 due to the large balance maintained at the FRB.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
U.S. Government sponsored agencies	$74,321	$170	$(262)	$74,229
State and political subdivision	111,127	660	(1,015)	110,772
Residential mortgage backed securities	131,099	112	(1,473)	129,738
Residential collateralized mortgage obligation	10,313	56	(65)	10,304
Commercial mortgage backed securities	110,720	176	(2,017)	108,879
SBA pools	606	-	(7)	599
Totals	$438,186	$1,174	$(4,839)	$434,521

December 31, 2016
U.S. Government sponsored agencies	$69,306	$20	$(498)	$68,828
State and political subdivision	38,718	42	(1,417)	37,343
Residential mortgage backed securities	206,101	42	(2,324)	203,819
Residential collateralized mortgage obligation	14,828	77	(89)	14,816
Commercial mortgage backed securities	117,272	57	(3,157)	114,172
SBA pools	681	-	(9)	672
Totals	$446,906	$238	$(7,494)	$439,650

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
SBA pools	$7,882	$-	$(370)	$7,512
Totals	$7,882	$-	$(370)	$7,512

December 31, 2016
SBA pools	$8,824	$-	$(211)	$8,613
Totals	$8,824	$-	$(211)	$8,613

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Gross realized gains	$-	$620	$6	$674
Gross realized losses	-	(490)	(1,254)	(490)
Net gains (losses)	$-	$130	$(1,248)	$184

There was a tax benefit of $482 thousand for the nine months ended September 30, 2017 related to these net realized gains and losses.  There was no tax benefit (provision) related to these net realized gains and losses for the three and nine months ended September 30, 2016 due to the full valuation allowance on deferred tax asset ("DTA").

A summary of unrealized loss information for investment securities, categorized by security type, as of September 30, 2017 and December 31, 2016 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
September 30, 2017
U.S. Government sponsored agencies	$24,647	$(262)	$-	$-	$24,647	$(262)
State and political subdivision	53,485	(537)	27,812	(478)	81,297	(1,015)
Residential mortgage backed securities	34,651	(276)	78,039	(1,197)	112,690	(1,473)
Residential collateralized mortgage obligation	8,286	(57)	518	(8)	8,804	(65)
Commercial mortgage backed securities	68,137	(1,242)	22,747	(775)	90,884	(2,017)
SBA pools	-	-	599	(7)	599	(7)
Totals	$189,206	$(2,374)	$129,715	$(2,465)	$318,921	$(4,839)

December 31, 2016
U.S. Government sponsored agencies	$53,877	$(498)	$-	$-	$53,877	$(498)
State and political subdivision	33,833	(1,417)	-	-	33,833	(1,417)
Residential mortgage backed securities	143,344	(1,539)	50,474	(785)	193,818	(2,324)
Residential collateralized mortgage obligation	8,413	(87)	122	(2)	8,535	(89)
Commercial mortgage backed securities	96,222	(3,157)	-	-	96,222	(3,157)
SBA pools	-	-	673	(9)	673	(9)
Totals	$335,689	$(6,698)	$51,269	$(796)	$386,958	$(7,494)

Securities Held to Maturity:
September 30, 2017
SBA Pools	$-	$-	$7,512	$(370)	$7,512	$(370)
Totals	$-	$-	$7,512	$(370)	$7,512	$(370)

December 31, 2016
SBA Pools	$8,613	$(211)	$-	$-	$8,613	$(211)
Totals	$8,613	$(211)	$-	$-	$8,613	$(211)

As of September 30, 2017, the Company's security portfolio consisted of 131 securities, 88 of which were in an unrealized loss position. As of September 30, 2017, $326.4 million in investment securities had unrealized losses with aggregate depreciation of 1.57% of the Company's amortized cost basis.  Of these securities, $137.2 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 2.02%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of September 30, 2017, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$5,201	$5,200	$-	$-
One to five years	55,421	55,270	-	-
Five to ten years	16,710	16,863	-	-
Over ten years	108,722	108,267	7,882	7,512
Subtotal	186,054	185,600	7,882	7,512
Residential mortgage backed securities	131,099	129,738	-	-
Residential collateralized mortgage obligation	10,313	10,304	-	-
Commercial mortgage backed securities	110,720	108,879
Total	$438,186	$434,521	$7,882	$7,512

Securities with carrying amounts of $87.9 million and $87.9 million as of September 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of September 30, 2017 and December 31, 2016, loans consisted of:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial	$65,157	$69,161
Commercial real estate	389,831	405,900
Residential real estate	186,934	214,726
Construction real estate	76,399	75,972
Installment and other	17,676	21,053
Total loans	735,997	786,812
Unearned income	(980)	(1,322)
Gross loans	735,017	785,490
Allowance for loan losses	(13,200)	(14,352)
Net loans	$721,817	$771,138

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of September 30, 2017, 25.9% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by category of loans as of September 30, 2017 and December 31, 2016, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
September 30, 2017	(In thousands)
Commercial	$64,256	$89	$381	$431	$901	$65,157
Commercial real estate	387,717	420	323	1,371	2,114	389,831
Residential real estate	183,740	1,403	45	1,746	3,194	186,934
Construction real estate	71,194	424	75	4,706	5,205	76,399
Installment and other	17,460	99	31	86	216	17,676
Total loans	$724,367	$2,435	$855	$8,340	$11,630	$735,997

Nonaccrual loan classification, included above	$7,073	$344	$368	$7,946	$8,658	$15,731

December 31, 2016
Commercial	$67,562	$1,010	$221	$368	$1,599	$69,161
Commercial real estate	399,861	4,564	-	1,475	6,039	405,900
Residential real estate	208,200	3,089	1,355	2,082	6,526	214,726
Construction real estate	67,310	378	43	8,241	8,662	75,972
Installment and other	20,860	135	38	20	193	21,053
Total loans	$763,793	$9,176	$1,657	$12,186	$23,019	$786,812

Nonaccrual loan classification, included above	$8,331	$249	$712	$12,186	$13,147	$21,478

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by category of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$108	$394	$1,192	$-
Commercial real estate	6,202	-	5,823	-
Residential real estate	4,364	-	4,247	-
Construction real estate	4,921	-	10,159	-
Installment and other	136	-	57	-
Total	$15,731	$394	$21,478	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by category of loans based on the most recent analysis performed as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017	(In thousands)
Commercial	$62,631	$157	$2,369	$-	$65,157
Commercial real estate	373,901	5,472	10,458	-	389,831
Residential real estate	180,522	152	6,260	-	186,934
Construction real estate	68,413	936	7,050	-	76,399
Installment and other	17,528	-	148	-	17,676
Total	$702,995	$6,717	$26,285	$-	$735,997

December 31, 2016
Commercial	$56,611	$1,046	$11,504	$-	$69,161
Commercial real estate	380,777	11,573	13,550	-	405,900
Residential real estate	209,049	588	5,089	-	214,726
Construction real estate	60,848	5,378	9,746	-	75,972
Installment and other	20,983	4	66	-	21,053
Total	$728,268	$18,589	$39,955	$-	$786,812

The following table shows all loans, including nonaccrual loans, by risk category and aging as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017	(In thousands)
Current	$700,893	$6,297	$17,177	$-	$724,367
Past due 30-59 days	1,517	420	498	-	2,435
Past due 60-89 days	191	-	664	-	855
Past due 90 days or more	394	-	7,946	-	8,340
Total	$702,995	$6,717	$26,285	$-	$735,997

December 31, 2016
Current	$724,075	$13,956	$25,762	$-	$763,793
Past due 30-59 days	3,383	4,633	1,160	-	9,176
Past due 60-89 days	810	-	847	-	1,657
Past due 90 days or more	-	-	12,186	-	12,186
Total	$728,268	$18,589	$39,955	$-	$786,812

As of September 30, 2017 and December 31, 2016, nonaccrual loans totaling $15.7 million and $18.4 million were classified as Substandard, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$12,626	$12,624		$2,203	$2,166
Commercial real estate	6,962	6,455		6,368	6,136
Residential real estate	5,485	4,911		5,176	4,494
Construction real estate	8,934	7,091		7,522	6,031
Installment and other	405	404		313	313
With an allowance recorded:
Commercial	1,575	1,574	$223	13,988	13,988	$350
Commercial real estate	6,326	6,326	865	6,376	6,376	911
Residential real estate	7,682	7,678	1,381	8,601	8,598	1,424
Construction real estate	3,282	3,282	202	5,288	5,251	237
Installment and other	272	272	34	433	433	88
Total	$53,549	$50,617	$2,705	$56,268	$53,786	$3,010

The table above includes $39.8 million in trouble debt restructurings ("TDRs") at September 30, 2017, and $43.1 million at December 31, 2016.

The following table presents loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2017 and 2016, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$6,834	$184	$9,648	$103	$4,411	$543	$9,715	$307
Commercial real estate	5,133	99	10,279	18	5,084	295	10,668	53
Residential real estate	4,712	54	5,955	10	4,586	162	6,541	31
Construction real estate	7,397	104	6,213	5	7,189	308	6,587	16
Installment and other	399	5	341	4	353	14	339	12
With an allowance recorded:
Commercial	7,547	22	14,338	196	10,741	66	14,451	584
Commercial real estate	6,350	69	9,003	92	6,352	205	9,056	273
Residential real estate	7,695	81	9,652	81	8,019	240	9,860	242
Construction real estate	3,302	43	4,443	45	3,755	129	4,178	134
Installment and other	289	2	529	4	347	7	554	13
Total	$49,658	$663	$70,401	$558	$50,837	$1,969	$71,949	$1,665

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $197.1 thousand and $517.3 thousand would have been recorded as loan interest income during the three months ended September 30, 2017 and 2016, respectively, and $584.8 thousand and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively. Interest income recognized on a cash basis was not material.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and nine months ended September 30, 2017 and 2016, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017:
Beginning balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167
Provision (benefit) for loan losses	(297)	461	(117)	1,731	(2,073)	45	(250)

Charge-offs	(7)	(612)	-	(1,385)	(19)	-	(2,023)
Recoveries	56	88	125	37	2,000	-	2,306
Net recoveries (charge-offs)	49	(524)	125	(1,348)	1,981	-	283
Ending balance	$1,129	$6,142	$3,813	$1,500	$543	$73	$13,200

Three Months Ended September 30, 2016:
Beginning balance	$2,220	$7,919	$5,629	$1,039	$758	$27	$17,592
Provision (benefit) for loan losses	(193)	1	10	155	3	24	-

Charge-offs	(206)	(46)	(174)	-	(98)	-	(524)
Recoveries	260	377	56	5	35	-	733
Net recoveries (charge-offs)	54	331	(118)	5	(63)	-	209
Ending balance	$2,081	$8,251	$5,521	$1,199	$698	$51	$17,801

Nine Months Ended September 30, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	(356)	123	(626)	1,739	(2,100)	-	(1,220)

Charge-offs	(270)	(639)	(309)	(1,409)	(253)	-	(2,880)
Recoveries	306	186	224	51	2,181	-	2,948
Net recoveries (charge-offs)	36	(453)	(85)	(1,358)	1,928	-	68
Ending balance	$1,129	$6,142	$3,813	$1,500	$543	$73	$13,200

Nine Months Ended September 30, 2016:
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(629)	1,039	(300)	(44)	(83)	17	-

Charge-offs	(481)	(46)	(576)	(22)	(333)	-	(1,458)
Recoveries	749	507	315	122	174	-	1,867
Net recoveries (charge-offs)	268	461	(261)	100	(159)	-	409
Ending balance	$2,081	$8,251	$5,521	$1,199	$698	$51	$17,801

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
September 30, 2017	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$223	$865	$1,381	$202	$34	$-	$2,705
Loans collectively evaluated for impairment	906	5,277	2,432	1,298	509	73	10,495
Ending balance	$1,129	$6,142	$3,813	$1,500	$543	$73	$13,200
Loans:
Individually evaluated for impairment	$14,198	$12,781	$12,589	$10,373	$676	$-	$50,617
Collectively evaluated for impairment	50,959	377,050	174,345	66,026	17,000	-	685,380
Total ending loans balance	$65,157	$389,831	$186,934	$76,399	$17,676	$-	$735,997

December 31, 2016
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$350	$911	$1,424	$237	$88	$-	$3,010
Loans collectively evaluated for impairment	1,099	5,561	3,100	882	627	73	11,342
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Loans:
Individually evaluated for impairment	$16,154	$12,512	$13,092	$11,282	$746	$-	$53,786
Collectively evaluated for impairment	53,007	393,388	201,634	64,690	20,307	-	733,026
Total ending loans balance	$69,161	$405,900	$214,726	$75,972	$21,053	$-	$786,812

Troubled Debt Restructurings:

TDRs are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following tables present the loans restructured as TDRs during the three months ended September 30, 2017 and the nine months ended September 30, 2017 and 2016.  There were no loans restructured during the three months ended September 30, 2016.

	Three Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Commercial	2	$105	$105	$29
Total	2	$105	$105	$29

	Nine Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Commercial	4	$135	$135	$30
Residential real estate	2	187	187	-
Construction real estate	1	10	10	-
Total	7	$332	$332	$30

	Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Installment and other	1	$43	$43	$-
Total	1	$43	$43	$-

The following table presents loans by class modified as TDRs for which there was a payment default within 12 months following the modification during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

	Nine Months Ended September 30, 2016
	Number of Contracts	Recorded Investment	Specific reserves allocated
		(Dollars in thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

There were no loans modified as TDRs for which there was a payment default within 12 months following the modification during the three months ended September 30, 2017 and 2016.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs required a specific reserve of $29 thousand for loans restructured during the three months ended September 30, 2017.  TDRs required a specific reserve of $30 thousand for loans restructured during the nine months ended September 30, 2017.  TDRs did not require any specific reserves at the three and nine months ended September 30, 2016. TDRs resulted in charge-offs of $402.7 thousand and $172.8 thousand during the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, TDRs resulted in charge-offs of $457.8 thousand and $356.3 thousand, respectively. The TDRs that subsequently defaulted required a provision of $0 and $10 thousand to the allowance for loan losses for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status:

	September 30, 2017		December 31, 2016
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	117	$34,886	$127	$35,158
Nonaccrual	20	4,924	23	7,909
Total	137	$39,810	$150	$43,067

             Specific reserves on TDRs at September 30, 2017 and December 31, 2016 were $2.1 million and $2.6 million, respectively.

As of September 30, 2017, the Bank had a total of $23 thousand in commitments to lend additional funds on one commercial loan and one commercial real estate loan classified as TDRs.  As of December 31, 2016, the Bank had a total of $1.6 million in commitments to lend additional funds on six commercial loans classified as TDRs.

Loan principal balances to executive officers and directors of the Company were $210.1 thousand and $347.8 thousand as of September 30, 2017 and December 31, 2016, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $335.1 thousand and $513.6 thousand as of September 30, 2017 and December 31, 2016, respectively.  An analysis of the activity related to these loans as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Balance, beginning	$348	$1,933
Additions	8	158
Changes in composition	(87)	(648)
Principal payments and other reductions	(59)	(1,095)
Balance, ending	$210	$348

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets.  The unpaid balance of these loans as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$687,380	$780,348
Totals	$687,380	$780,348

During the three and nine months ended September 30, 2017 and 2016, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $23 thousand and $11 thousand during the three months ended September 30, 2017 and 2016, respectively, and $59 thousand and $42 thousand for the nine months ended September 30, 2017 and 2016, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $8.4 million and $4.8 million as of September 30, 2017 and December 31, 2016, respectively.

An analysis of changes in the MSR asset for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$6,176	$5,311	$6,905	$6,882
Servicing rights originated and capitalized	-	209	-	563
Change in value of MSRs	(677)	95	(1,406)	(1,830)
Balance at end of period	$5,499	$5,615	$5,499	$5,615

The fair values of the MSRs were $5.5 million and $5.6 million as of nine months ended September 30, 2017 and 2016, respectively.

Mortgage servicing rights are recorded at fair market value at origination and updated on a monthly basis.

The following assumptions were used to calculate the fair value of the MSRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Weighted Average Public Securities Association (PSA) speed	199.07%	193.93%
Weighted Average Discount rate	10.50	10.50
Weighted Average Delinquency rate	0.92	1.32

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of September 30, 2017 and December 31, 2016, total OREO consisted of:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial real estate	$1,667	$2,181
Residential real estate	1,532	2,734
Construction real estate	5,000	3,521
Total	$8,199	$8,436

Loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2017 and December 31, 2016 were $1.9 million and $2.1 million, respectively.

The following table presents a summary of OREO activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$7,085	$8,653	$8,436	$8,346
Transfers in at fair value	2,154	59	2,848	2,944
Write-down of value	(29)	(23)	(615)	(23)
Gain on disposal	124	308	781	1,059
Cash received upon disposition	(1,135)	(1,366)	(3,251)	(3,724)
Sales financed by loans by the Bank	-	(577)	-	(1,548)
Balance at end of period	$8,199	$7,054	$8,199	$7,054

Note 9. Deposits

As of September 30, 2017 and December 31, 2016, deposits consisted of:

	September 30, 2017	December 31, 2016
	(In thousands )
Demand deposits, noninterest bearing	$183,881	$174,305
NOW and money market accounts	401,269	405,268
Savings deposits	399,258	407,606
Time certificates, $250,000 or more	23,067	28,531
Other time certificates	159,844	191,710
Total	$1,167,319	$1,207,420

Deposits from executive officers, directors and their affiliates as of September 30, 2017 were $1.7 million and $1.6 million as of December 31, 2016.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of September 30, 2017 and December 31, 2016 were secured by an assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of September 30, 2017, there was $341.6 thousand in pledged loans. Investment securities are held in safekeeping at the FHLB with $2.3 million pledged as collateral for outstanding advances. An additional $75.8 million in advances is available based on the September 30, 2017 value of the remaining unpledged investment securities.

The following table details borrowings as of September 30, 2017 and December 31, 2016:

Maturity Date	Rate	Type	Principal due	September 30, 2017	December 31, 2016
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of September 30, 2017:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	4.01611% (variable)	6.88%	2.9700% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	4.01611% (variable)	6.88%	2.9700% (variable)

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

In the second quarter of 2013, Trinity began to defer the interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  Interest accrued and unpaid to securities holders totaled $9.8 million as of December 31, 2016. In the first quarter of 2017, upon receiving regulatory approval, all deferred interest was paid in full and the Company is no longer deferring interest payments on the junior subordinated debentures.  As of September 30, 2017, there was $173.9 thousand in interest accrued and unpaid to security holders.

As of September 30, 2017 and December 31, 2016, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended September 30, 2017, the Company recorded a tax expense of $1.4 million which included an additional deferred tax asset ("DTA") valuation allowance of $900 thousand.  For the nine months ended September 30, 2017, the Company recorded a tax expense of $3.5 million due to a number of one time items. There was no income tax expense or benefit recorded for the three and nine months ended September 30, 2016 because the Company had a full valuation allowance against the deferred tax assets on those dates.

A DTA or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  As discussed in Note 14 "Income Taxes" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K, the Company had a valuation allowance on part of the net DTAs, most of which was reversed during 2016.  In evaluating its deferred tax asset ("DTA") as of September 30, 2017, it was determined that it was more likely than not that a portion of the Company's federal and state tax credit carryforwards would expire unrealized.  Accordingly the DTA valuation was increased by a charge to tax expense of $900 thousand.  As of September 30, 2017, there was a total of $2.4 million for the valuation allowance.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	(In thousands)
Federal statutory tax rate	$613	33,990%	$613	34%
Net tax exempt interest income	(108)	(6,012)%	(372)	(21)%
Other, net	(73)	(4,050)%	(17)	(1)%
Uncollectable income tax receivables	-	-	431	24%
Tax credits not realizable	-	-	584	32%
State income tax, net of federal benefit	66	3,660%	235	13%
Tax provision before change in valuation allowance	498	27,606%	1,474	82%
Change in valuation allowance	900	49,894%	2,013	112%
Provision for income taxes	$1,398	77,516%	$3,487	194%

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

As of September 30, 2017 and December 31, 2016, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2017	December 31, 2016
	(In thousands)
Unfunded commitments under lines of credit	$112,116	$118,252
Commercial and standby letters of credit	5,249	7,152
Commitments to make loans	1,554	5,835

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $117.4 million as of September 30, 2017 and $125.4 million as of December 31, 2016.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Fixed rate	$18,888	$19,663
Adjustable rate	98,477	105,741
Total	$117,365	$125,404

The fixed loan commitments as of September 30, 2017 have interest rates ranging from 0.0% to 6.5% and maturities ranging from on demand to 8 years.

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at September 30, 2017 was $78.1 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both September 30, 2017 and December 31, 2016, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $17 thousand and $26 thousand as of September 30, 2017 and December 31, 2016, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of September 30, 2017 because all outstanding preferred shares were either redeemed or converted to non-voting common stock in the first quarter of 2017, as further described below.

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

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For the nine months ended September 30, 2017 and 2016, a net amount of $398 and $134 thousand, respectively, was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders. For each of the three months ended September 30, 2017 and 2016 the total of these amounts was $0 and $1.1 million, respectively. For each of the nine months ended September 30, 2017 and 2016 the total of these amounts was $771.0 thousand and $3.2 million, respectively.

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

Redemption of Series A Preferred Stock and Series B Preferred Stock

On March 27, 2009, Trinity participated in the TARP CPP by issuing 35,539 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series A Preferred Stock to the Treasury for a purchase price of $35.5 million in cash and issued warrants that were immediately exercised by the Treasury for 1,777 shares of Trinity's Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock.  Using part of the proceeds from the private placement described above, the Company redeemed all of its outstanding Series A Preferred Stock and Series B Preferred Stock effective January 25, 2017.

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

Note 15. Stock Incentives

At the Company's Annual Shareholder Meeting held on January 22, 2015, the Company's shareholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan ("2015 Plan"). Under the 2015 Plan, 500,000 shares of voting common stock from shares held in treasury or authorized but unissued voting common stock are reserved for granting stock-based incentive awards.  The Compensation Committee determines the terms and conditions of the awards.  For the three months ended September 30, 2017 there were 356,225 performance-based RSUs granted.  See Exhibit 10.2 of this Form 10Q for more information on the performance-based RSUs.  As of September 30, 2017, there were 96,557 RSUs and 356,225 performance-based RSUs issued under the 2015 Plan.

A summary of changes in the RSUs and performance-based RSUs for the nine months ended September 30, 2017 follows:

Shares

Nonvested as of January 1, 2017	50,228
Granted	424,930
Vested	(16,741)
Forfeited or expired	(5,635)
Nonvested as of September 30, 2017	452,782

Share-based compensation expense of $41.5 thousand and $90.9 thousand was recognized for the three and nine months ended September 30, 2017, respectivly.  As of September 30, 2017, there was $2.1 million in unrecognized compensation cost related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting period.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$74,229	$-	$74,229	$-
States and political subdivision	110,772	-	110,772	-
Residential mortgage backed securities	129,738	-	129,738	-
Residential collateralized mortgage obligation	10,304	-	10,304	-
Commercial mortgage backed securities	108,879	-	108,879	-
SBA Pools	599	-	599	-
Total	$434,521	$-	$434,521	$-

December 31, 2016

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,828	$-	$68,828	$-
States and political subdivision	37,343	-	37,343	-
Residential mortgage backed securities	203,819	-	203,819	-
Residential collateralized mortgage obligation	14,816	-	14,816	-
Commercial mortgage backed securities	114,172	-	114,172	-
SBA Pools	672	-	672	-
Total	$439,650	$-	$439,650	$-

There were no financial instruments measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any classes during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

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

OREO. OREO is adjusted to fair value at the time the loans are transferred to OREO. Subsequently, OREO is carried at the lower of the carrying value or fair value. Fair value is determined based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral less anticipated costs to sell. The fair value of OREO was computed based on third party appraisals, which are level 3 valuation inputs.

As of September 30, 2017, impaired loans with a carrying value of $19.1 million had a valuation allowance of $2.7 million. As of December 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.0 million recorded during 2016.

In the table below, OREO had write-downs during the nine months ended September 30, 2017 of $72 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2016 of $63 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2017
Financial Assets
Impaired loans	$16,427	$-	$-	$16,427
MSRs	5,499	-	-	5,499
Non-Financial Assets
OREO	851	-	-	851

December 31, 2016
Financial Assets
Impaired loans	$31,636	$-	$-	$31,636
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	582	-	-	582

See Note 7 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
September 30, 2017	(In thousands)
Impaired loans
Commercial	$1,351	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.50)%, (6.35)%
Commercial real estate	5,461	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.98)
Residential real estate	6,297	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.67), (5.86)
Construction real estate	3,080	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.17)
Installment and other	238	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (8.00), (6.41)
Total impaired loans	$16,427
OREO
Residential real estate	840	Sales comparison	Adjustments for differences of comparable sales	(1.56) to (23.29),(6.10)
Construction real estate	11	Sales comparison	Adjustments for differences of comparable sales	(61.05) to (61.05),(61.05)
Total OREO	$851

December 31, 2016
Impaired loans
Commercial	$13,638	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.75)%, (5.79)%
Commercial real estate	5,465	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	7,174	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.73)
Construction real estate	5,014	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.79)
Installment and other	345	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (37.50), (7.70)
Total impaired loans	$31,636
OREO
Residential real estate	$483	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (11.76) (9.29)
Construction real estate	99	Sales comparison	Adjustments for differences of comparable sales	(12.00) to (12.00) (12.00)
Total OREO	$582

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

Loans: For those variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The fair value of loans is classified as Level 3 within the fair value hierarchy.

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

Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and are classified as Level 2.

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017
Financial assets:
Cash and due from banks	$11,733	$11,733	$-	$-	$11,733
Interest-bearing deposits with banks	68,234	68,234	-	-	68,234
Investments:
Available for sale	434,521	-	434,521	-	434,521
Held to maturity	7,882	-	7,512	-	7,512
Non-marketable equity securities	3,615	N/A	N/A	N/A	N/A
Loans, net	721,817	-	-	720,008	720,008
Accrued interest receivable on securities	2,008	-	2,008	-	2,008
Accrued interest receivable on loans	2,285	-	-	2,285	2,285
Accrued interest receivable other	8	-	-	8	8

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$17	$-	$17	$-	$17

Financial liabilities:
Non-interest bearing deposits	$183,881	$183,881	$-	$-	$183,881
Interest bearing deposits	983,438	-	983,534	-	983,534
Borrowings	2,300	-	2,644	-	2,644
Junior subordinated debt	36,937	-	-	22,750	22,750
Accrued interest payable	360	-	186	174	360

December 31, 2016
Financial assets:
Cash and due from banks	$13,537	$13,537	$-	$-	$13,537
Interest-bearing deposits with banks	105,798	105,798	-	-	105,798
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	439,650	-	439,650	-	439,650
Held to maturity	8,824	-	8,613	-	8,613
Non-marketable equity securities	3,812	N/A	N/A	N/A	N/A
Loans, net	771,138	-	-	770,254	770,254
Accrued interest receivable on securities	1,873	-	1,873	-	1,873
Accrued interest receivable on loans	3,874	-	-	3,874	3,874
Accrued interest receivable other	296	-	-	296	296

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-	$26

Financial liabilities:
Non-interest bearing deposits	$174,305	$174,305	$-	$-	$174,305
Interest bearing deposits	1,033,115	-	1,040,560	-	1,040,560
Long-term borrowings	2,300	-	2,698	-	2,698
Junior subordinated debt	36,927	-	-	20,582	20,582
Accrued interest payable	10,119	-	270	9,849	10,119

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability without written approval of the FRB, to make payments on the Company's junior subordinated debentures, incur or increase any debt, declare and pay dividends or make other capital distributions or to repurchase or redeem Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the Office of Comptroller of the Currency ("OCC") on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order required that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends.  The Consent Order was terminated by the OCC effective November 3, 2017.  The Company and the Bank continue to take actions to address the provisions of the Written Agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Common Equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  The Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2017 and December 31, 2016.

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$144,827	16.9750%	$68,254	8.00%	N/A	N/A	N/A	N/A
Bank only	139,379	16.3432%	68,226	8.00%	$85,283	10.00%	$93,811	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	124,036	14.5381%	51,191	6.00%	N/A	N/A	N/A	N/A
Bank only	128,674	15.0880%	51,170	6.00%	68,226	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	99,229	11.6305%	38,393	4.50%	N/A	N/A	N/A	N/A
Bank only	128,674	15.0880%	38,377	4.50%	55,434	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	124,036	9.4951%	52,253	4.00%	N/A	N/A	N/A	N/A
Bank only	128,674	9.8963%	52,009	4.00%	65,011	5.00%	104,018	8.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.00%	N/A	N/A	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.00%	$89,649	10.00%	$98,614	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.00%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.00%	71,719	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.50%	N/A	N/A	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.50%	58,272	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	167,290	12.0120%	35,690	4.00%	N/A	N/A	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.00%	44,824	5.00%	71,719	8.00%

N/A - not applicable

 Pursuant to the Consent Order, the Bank was required to maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of  September 30, 2017 and December 31, 2016, the Bank was in compliance with these requirements. While the Bank's capital ratios as of the periods in the tables above fall into the category of "well-capitalized" under the prompt corrective action rules, the Bank cannot be considered "well-capitalized" due to the requirements in the Consent Order to meet and maintain specific capital levels. The Consent Order was terminated by the OCC effective November 3, 2017.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At September 30, 2017 the Bank's capital conservation buffer was 8.3432% and the consolidated capital conservation buffer was 7.1305%.  At December 31, 2016 the Bank's capital conservation buffer was 7.3793% and the consolidated capital conservation buffer was 2.3186%.

Note 18. Subsequent Events

On November 13, 2017, the Company completed a combined shareholder rights offering, directed share program for certain of its officers, directors and employees and supplemental community offering, at an offering price of $4.75 per share, under its Registration Statement on Form S-1 (No. 333-218952) and related prospectus, dated September 22, 2017. The Company issued 2,105,263 shares of voting common stock and received gross proceeds of approximately $10.0 million.

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

Recent Developments

The Company previously announced the implementation of its strategic plan designed to reduce costs and improve efficiencies throughout the organization, resulting in a reduction in workforce of approximately 10%.  For more information, please refer to the Company's Current Report on Form 8-K filed with the Commission on October 13, 2017 and on October 23, 2017.  The Company has reached a preliminary conclusion that it expects to record costs associated with this staff reduction of $390 thousand.  These costs are expected to be recognized in the Company's consolidated financial statements for the fourth quarter of 2017 and first quarter of 2018.

Overview

Trinity Capital Corporation, a bank holding company organized under the laws of the State of New Mexico, is the sole stockholder of Los Alamos National Bank (the "Bank"), a national banking organization created under the laws of the United States of America.  The Bank is regulated by the OCC. Trinity is also the sole shareholder of Title Guaranty & Insurance Company ("Title Guaranty") and TCC Funds.  The Bank is the sole stockholder of TCC Advisors Corporation ("TCC Advisors"), the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is also designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.  TCC Funds was dissolved in January 2017.  Title Guaranty was dissolved in September 2017.

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

The Company's net income attributable to common stockholders increased $697 thousand from net loss of $292 thousand for the three months ended September 30, 2016 to net income of $405 thousand for the three months ended September 30, 2017. This increase was primarily attributable to a decrease in preferred dividends, a decrease in legal, professional, and accounting fees, a decrease in salaries and benefits, and a decrease in FDIC insurance expense.  These were partially offset by an increase in income tax expense, the restorative contribution to the ESOP, a decrease in fair value of MSRs, a decrease in gain on sale of loans, and a decrease in loan and security interest income.

The Company's net loss attributable to common stockholders increased $1.3 million from net loss of $1.2 million for the nine months ended September 30, 2016 to net loss of $2.5 million for the nine months ended September 30, 2017. This increase was primarily attributable to increases in income tax expense, a restorative contribution to the ESOP, decreases in loan interest income, an increase in losses on sales of securities, a decrease in gain on sale of loans, and an increase in data processing expenses.  Offsetting these factors was a reverse provision in allowance for loan losses, a decrease in dividends on preferred stock, a decrease in fair value of MSRs, an increase in mortgage referral fees, a decrease in FDIC insurance expense, an increase in other fees, and a decrease in interest expenses.

Regulatory Actions against the Company and the Bank

As discussed in the Part I, Item 1, of the 2016 Form 10-K and Note 16 of this Form 10-Q, the FRB entered into the Written Agreement with Trinity.  The Written Agreement requires Trinity to serve as a source of strength to the Bank and restricts Trinity's ability to issue dividends and other capital distributions and to repurchase or redeem any Trinity stock without the prior written approval of the FRB.  The Written Agreement further requires that Trinity implement a capital plan, subject to approval by the FRB, and submit cash flow projections to the FRB.  Finally, the Written Agreement requires Trinity to comply with all applicable laws and regulations and to provide quarterly progress reports to the FRB. Additionally, the Bank entered into a Consent Order with the OCC.  The Consent Order focused on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order required that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order required the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The OCC terminated the Consent Order effective November 3, 2017.  The Company continues to take action to ensure the satisfaction of the requirements under the Written Agreement.

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

Net Income (Loss)

Net income attributable to common stockholders for the three months ended September 30, 2017 was $405 thousand, or earnings per common share of $0.02, compared to net loss available to common stockholders of $292 thousand for the three months ended September 30, 2016, or loss per common share of $0.04, representing an increase of $697 thousand in net income and an increase of $0.06 in earnings per common share.  This increase in net income available to common stockholders was primarily due to a decrease in dividends on preferred stock of $1.1 million, a decrease in legal, professional, and accounting fees of $998 thousand due in part to the recovery of $500 thousand in legal fees pertaining to one loan relationship that was fully charged-off in 2012, a decrease in salaries and benefits of $868 thousand, a decrease in FDIC insurance expense of $598 thousand, a decrease in supplies expense of $410 thousand, an increase in mortgage referral fees of $308 thousand, a decrease in interest rate contracts of $305 thousand, a decrease in interest expense of $267 thousand, a reverse provision in allowance for loan losses of $250 thousand, an increase in other non-interest income of $188 thousand, an increase in interest bearing due from accounts interest income of $179 thousand, a decrease in fraud losses of $130 thousand, a decrease in loan closing expenses of $92 thousand, and a decrease in employee training and travel of $80 thousand.  These were partially offset by an increase in income taxes of $1.4 million primarily due to an additional DTA valuation allowance of $900 thousand, an ESOP restorative contribution accrual of $936 thousand, decrease in the fair value of MSRs of $772 thousand, a decrease in gain on sale of loans of $630 thousand, a decrease in loan interest income of $397 thousand, an increase in data processing expenses of $260 thousand, a decrease in gain on sale of OREO of $186 thousand, a decrease in interest income on securities of $167 thousand, an increase in occupancy expenses of $134 thousand, and a decrease in gains on security sales of $130 thousand.

Net loss attributable to common stockholders for the nine months ended September 30, 2017 was $2.5 million, or a loss per common share of $0.16, compared to net loss available to common stockholders of $1.2 million for the nine months ended September 30, 2016, or loss per common share of $0.18, an increase of $1.3 million in net losses and a decrease in loss per common share of $0.02 due to the increase in number of shares outstanding as a result of the private placement.  This increase in net loss available to common stockholders was primarily due to an increase in income tax expenses of $3.5 million primarily due to an additional DTA valuation allowance of $2.0 million, write off of a duplicate state tax credit of $584 thousand, a write off of state income tax receivables of $312 thousand determined to be uncollectable, a write off of federal income tax receivables of $220 thousand determined to be uncollectable; a decrease in loan interest income of $1.9 million, a decrease in gain on sale of loans of $1.9 million, an increase in losses on sale of securities of $1.4 million, an increase in data processing expenses of $1.3 million, an ESOP restorative contribution accrual of $936 thousand, an increase in customer perks and sponsorships of $418 thousand, an increase in collection expenses of $372 thousand, a decrease in gain on sale of OREO of $359 thousand, an increase in directors' expenses of $166 thousand, and a decrease in mortgage loan servicing fees of $152 thousand.  These were partially offset by a decrease in dividends on preferred stock of $2.4 million, a decrease in FDIC insurance expenses of $1.6 million, a decrease in salaries and benefits of $1.5 million, a reverse provision in allowance for loan loss of $1.2 million, an increase in mortgage referral fees of $1.1 million, a decrease in interest expenses of $700 thousand, an increase in other fees of $492 thousand, a decrease in legal, professional, and accounting fees of $461 thousand due to the recovery of $500 thousand in legal fees pertaining to one loan relationship that was fully charged-off in 2012, a decrease in supplies expense of $431 thousand, a decrease in marketing expenses of $197 thousand, an increase in BOLI income of $173 thousand, a decrease in employee recruitment expense of $138 thousand, an increase in available for sale security interest income of $136 thousand, a decrease in insurance expenses of $104 thousand, and an increase in interest bearing due from account interest income of $88 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$742,994	$9,016	4.83%	$802,334	$9,413	4.67%
Taxable investment securities	340,534	1,665	1.96%	417,801	2,163	2.06%
Investment securities exempt from federal income taxes	81,246	506	2.49%	32,131	175	2.17%
Other interest-bearing deposits	71,813	222	1.23%	61,843	43	0.28%
Non-marketable equity securities	3,975	53	5.31%	4,001	55	5.47%
Total interest-earning assets	1,240,562	11,462	3.68%	1,318,110	11,849	3.58%
Non-interest-earning assets	68,684			85,930
Total assets	$1,309,246			$1,404,040
Interest-bearing Liabilities:
Deposits:
NOW deposits	$375,275	$62	0.07%	$390,389	$61	0.06%
Money market deposits	17,480	4	0.09%	18,283	5	0.11%
Savings deposits	401,057	81	0.08%	411,440	86	0.08%
Time deposits over $100,000	99,290	176	0.70%	136,780	251	0.73%
Time deposits under $100,000	88,469	109	0.49%	112,615	153	0.54%
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	2,300	37	6.34%	2,300	37	6.40%
Long-term capital lease obligation	-	-	0.00%	2,211	-	0.00%
Junior subordinated debt	36,934	599	6.36%	37,116	742	7.95%
Total interest-bearing liabilities	1,020,805	1,068	0.41%	1,111,134	1,335	0.48%
Demand deposits, noninterest-bearing	171,882			169,326
Other noninterest-bearing liabilities	13,073			38,563

Stockholders' equity, including stock owned by ESOP	103,486			85,017
Total liabilities and stockholders equity	$1,309,246			$1,404,040
Net interest income/interest rate spread (2)		$10,394	3.27%		$10,514	3.10%
Net interest margin (3)			3.34%			3.17%

(1)
Average loans include nonaccrual loans of $13.8 million and $26.6 million for the three months ended September 30, 2017 and 2016, respectively.  Interest income includes loan origination fees of $195 thousand and $175 thousand for the three months ended September 30, 2017 and 2016, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$763,657	$27,613	4.83%	$816,713	$29,532	4.83%
Taxable investment securities	387,713	5,143	1.77%	402,553	5,769	1.91%
Investment securities exempt from federal income taxes	59,398	1,085	2.44%	21,444	323	2.01%
Securities purchased under resell agreements	-	-	0.00%	4,159	43	1.39%
Other interest-bearing deposits	47,984	406	1.13%	95,897	318	0.44%
Non-marketable equity securities	3,997	161	5.39%	4,000	163	5.44%
Total interest-earning assets	1,262,749	34,408	3.64%	1,344,766	36,148	3.59%
Non-interest-earning assets	66,868			69,243
Total assets	$1,329,617			$1,414,009
Interest-bearing Liabilities:
Deposits:
NOW deposits	$387,986	$189	0.07%	$403,498	$181	0.06%
Money market deposits	17,333	12	0.09%	26,720	22	0.11%
Savings deposits	405,933	245	0.08%	397,495	254	0.09%
Time deposits over $100,000	102,709	559	0.73%	144,905	813	0.75%
Time deposits under $100,000	94,589	328	0.46%	120,829	500	0.55%
Short-term borrowings	495	4	1.10%	-	-	0.00%
Long-term borrowings	2,300	109	6.34%	2,300	110	6.39%
Long-term capital lease obligation	1,401	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,054	1,913	6.81%	37,116	2,179	7.84%
Total interest-bearing liabilities	1,049,800	3,359	0.42%	1,135,074	4,059	0.48%
Demand deposits, noninterest-bearing	158,850			160,721
Other noninterest-bearing liabilities	17,132			35,250

Stockholders' equity, including stock owned by ESOP	103,835			82,964
Total liabilities and stockholders equity	$1,329,617			$1,414,009
Net interest income/interest rate spread (2)		$31,049	3.22%		$32,089	3.11%
Net interest margin (3)			3.29%			3.19%

(1)
Average loans include nonaccrual loans of $14.5 million and $24.2 million for the nine months ended September 30, 2017 and 2016, respectively.  Interest income includes loan origination fees of $827 thousand and $915 thousand for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $120 thousand to $10.4 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016 due to a decrease in interest income of $387 thousand and a decrease in interest expense of $267 thousand.  Net interest income decreased primarily due to a decrease in average taxable investment securities of $77.3 million and a decrease in average volume of loans of $59.3 million partially offset by an increase in average tax-exempt investment securities of $49.1 million and an increase in average other interest bearing deposits of $10.0 million.  The net reduction in volume and shift in mix of interest earning assets from taxable investment securities and loans to tax-exempt investment securities resulted in the average yield on earning assets increasing ten basis points to 3.68% for the three months ended September 30, 2017 from 3.58% for the three months ended September 30, 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $61.6 million, a decrease in average volume of $15.1 million in NOW deposits, and a decrease in the average volume of $10.4 million in savings deposits.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline seven basis points to 0.41% for the three months ended September 30, 2017 from 0.48% for the three months ended September 30, 2016.  Net interest margin increased 17 basis points to 3.34% for the three months ended September 30, 2017 from 3.17% for the three months ended September 30, 2016.

Net interest income decreased $1.0 million to $31.0 million for the nine months ended September 30, 2017 from $32.1 million for the nine months ended September 30, 2016 due to a decrease in interest income of $1.7 million and a decrease in interest expense of $700 thousand.  Net interest income decreased primarily due to a decrease in average volume of loans of $53.1 million, a decrease in average volume of other interest bearing deposits of $47.9 million, and a decrease in average volume of taxable investment securities of $14.8 million, partially offset by an increase in average volume of tax-exempt securities of $38.0 million.  The reduction in volume and shift in the mix of interest earning assets from loans, other interest bearing deposits, and taxable investment securities to tax exempt investment securities resulted in the average yield on earning assets to increase five basis points to 3.64% for the nine months ended September 30, 2017 from 3.59% for the nine months ended September 30, 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $68.4 million, a decrease in average volume of $15.5 million in NOW deposits, and a decrease in average volume of $9.4 million in money market deposits, partially offset by an increase in average volume of $8.4 million in savings deposits.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline six basis points to 0.42% for the nine months ended September 30, 2017 from 0.48% for the nine months ended September 30, 2016.  Net interest margin increased ten basis points to 3.29% for the nine months ended September 30, 2017 from 3.19% for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,
	2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(696)	$299	$(397)
Taxable investment securities	(400)	(98)	(498)
Investment securities exempt from federal income taxes	268	63	331
Other interest bearing deposits	7	172	179
Non-marketable equity securities	-	(2)	(2)
Total (decrease) increase in interest income	$(821)	$434	$(387)
Interest-bearing Liabilities:
Now deposits	$(2)	$3	$1
Money market deposits	-	(1)	(1)
Savings deposits	(2)	(3)	(5)
Time deposits over $100,000	(69)	(6)	(75)
Time deposits under $100,000	(33)	(11)	(44)
Short-term borrowings	-	-	-
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(4)	(139)	(143)
Total increase (decrease) in interest expense	$(110)	$(157)	$(267)
Increase (decrease) in net interest income	$(711)	$591	$(120)

	Nine Months Ended September 30,
	2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(1,918)	$(1)	$(1,919)
Taxable investment securities	(213)	(413)	(626)
Investment securities exempt from federal income taxes	572	190	762
Securities purchased under resell agreements	(43)	-	(43)
Other interest bearing deposits	(159)	247	88
Non-marketable equity securities	-	(2)	(2)
Total (decrease) increase in interest income	$(1,761)	$21	$(1,740)
Interest-bearing Liabilities:
Now deposits	$(7)	$15	$8
Money market deposits	(8)	(2)	(10)
Savings deposits	5	(14)	(9)
Time deposits over $100,000	(237)	(17)	(254)
Time deposits under $100,000	(109)	(63)	(172)
Short-term borrowings	4	-	4
Long-term borrowings	-	(1)	(1)
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(4)	(262)	(266)
Total increase (decrease) in interest expense	$(356)	$(344)	$(700)
Increase (decrease) in net interest income	$(1,405)	$365	$(1,040)

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Net difference	2017	2016	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$446	$456	$(10)	$1,394	$1,546	$(152)
Trust and investment services fees	643	654	(11)	1,953	1,900	53
Service charges on deposits	202	153	49	784	719	65
Net gain on sale of OREO	130	316	(186)	800	1,159	(359)
Net gain on sale of loans	-	630	(630)	-	1,853	(1,853)
Net (loss) gain on sale of securities	-	130	(130)	(1,248)	184	(1,432)
BOLI income	88	98	(10)	271	98	173
Mortgage referral fees	431	123	308	1,175	123	1,052
Other fees	598	684	(86)	1,732	1,240	492
Other noninterest income (loss)	12	(176)	188	71	25	46
Total noninterest income	$2,550	$3,068	$(518)	$6,932	$8,847	$(1,915)

Noninterest income decreased $518 thousand to $2.6 million for the three months ended September 30, 2017 from $3.1 million for the three months ended September 30, 2016, primarily attributable to the decrease in gains on sale of loans of $630 thousand due to the change in strategy in 2016 to generate applications for non-affiliated mortgage companies on a fee basis, a decrease in gain on sale of OREO of $186 thousand, a decrease in gain on sale of securities of $130 thousand, partially offset by increases in mortgage referral fees of $308 thousand due to the change in lending strategy whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis, and an increase in other fees of $188 thousand.

Noninterest income decreased $1.9 million to $6.9 million for the nine months ended September 30, 2017 from $8.8 million for the nine months ended September 30, 2016, primarily attributable to the decrease in gain on sale of loans of $1.9 million due to the change in strategy in 2016 to generate applications for non-affiliated mortgage companies on a fee basis, an increase in loss on sale of securities of $1.4 million due to management's decision to sell underperforming securities and partially replace with securities currently earning market rates, a decrease in gain on sale of OREO of $359 thousand, and a decrease in mortgage loan servicing fees of $152 thousand.  These were partially offset by increases in mortgage referral fees of $1.1 million due to the change in lending strategy whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis, and an increase in other fees of $492 thousand primarily composed of one-time interchange fees from MasterCard of $360 thousand, a one-time MasterCard incentive of $36 thousand, and an ICBA rebate of $68 thousand; and an increase in BOLI income of $173 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Net difference	2017	2016	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$5,668	$6,536	$(868)	$17,913	$19,460	$(1,547)
Occupancy	805	671	134	2,360	2,414	(54)
Data processing	1,132	872	260	3,557	2,232	1,325
Legal, professional, and accounting fees	541	1,539	(998)	4,488	4,949	(461)
Change in value of MSRs	677	(95)	772	1,406	1,830	(424)
Other noninterest expenses:
Marketing	183	172	11	667	864	(197)
Supplies	44	454	(410)	233	664	(431)
Postage	119	71	48	429	416	13
FDIC insurance premiums	182	780	(598)	705	2,259	(1,554)
Collection expenses	112	151	(39)	951	579	372
Other	1,928	1,640	288	4,690	3,262	1,428
Total other noninterest expenses	2,568	3,268	(700)	7,675	8,044	(369)
Total noninterest expenses	$11,391	$12,791	$(1,400)	$37,399	$38,929	$(1,530)

Noninterest expenses decreased $1.4 million to $11.4 million for the three months ended September 30, 2017 from $12.8 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease in legal, professional, and accounting fees of $998 thousand due in part to the recovery of $500 thousand in legal fees pertaining to one loan relationship that was fully charged-off in 2012, a decrease in salaries and benefits of $868 thousand, decreases in FDIC insurance premiums of $598 thousand, a decrease in supplies expense of $410 thousand, and a decrease of $305 thousand in interest rate contracts mark-to-market that were included in 2016 and decreases in fraud and other losses of $130 thousand, both of which are included in other.  These were partially offset by the ESOP restorative contribution accrual of $936 thousand included in Other, a decrease in MSR fair value of $772 thousand, an increase in data processing expenses of $260 thousand, and an increase in occupancy expenses of $134 thousand.

Noninterest expenses decreased $1.5 million to $37.4 million for the nine months ended September 30, 2017 from $38.9 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a decrease in FDIC insurance expense of $1.6 million, a decrease in salaries and benefits of $1.5 million, a decrease in legal, professional, and accounting fees of $461 thousand due to the recovery of $500 thousand in legal fees pertaining to one loan relationship that was fully charged-off in 2012, a decrease in supplies expense of $431 thousand, an increase in MSR fair value of $424 thousand, and a decrease in marketing expenses of $197 thousand.  These were partially offset by an increase in data processing expenses of $1.3 million due to the implementation of new core systems in July 2016; an ESOP restorative contribution accrual of $936 thousand, an increase of customer perks and sponsorships of $418 thousand, and an increase in directors' expenses of $166 thousand, all of which are included in other; and an increase in collection expenses of $372 thousand.

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

Income Taxes. There was a $1.4 million provision for income taxes for the three months ended September 30, 2017 and a $3.5 million provision for income taxes for the nine months ended September 30, 2017 due to an additional $2.0 million in DTA valuation allowance, a write off of duplicate tax credits of $584 thousand, a write off of $312 thousand in state income tax receivables deemed to be uncollectable, and a write off of $220 thousand in federal income tax receivables deemed to be uncollectable.  There was no provision (benefit) for income taxes for the three and nine months ended September 30, 2016.

Financial Condition

Balance Sheet-General. Total assets as of September 30, 2017 were $1.3 billion, decreasing $103.0 million from $1.4 billion as of December 31, 2016.  During 2017, interest-bearing deposits with banks decreased $37.6 million, net loans decreased $49.3 million, and investment securities available for sale decreased $5.1 million, but were partially offset by an increase in premises and equipment of $2.8 million.  The increase in premises and equipment was primarily due to the purchase of the land on which the Cerrillos branch is located, but was offset by the decrease in the capitalized lease the Bank held on this property.  During the same period total liabilities decreased to $1.2 billion, a decrease of $66.0 million, primarily due to decreases in deposits.  Stockholders' equity (excluding stock owned by the ESOP) decreased $36.9 million to $97.2 million as of September 30, 2017 compared to $134.1 million as of December 31, 2016 primarily due to the redemption of the Series A Preferred Stock and Series B Preferred Stock.

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

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At September 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$74,321	$74,229	$69,306	$68,828
State and political subdivision	111,127	110,772	38,718	37,343
Residential mortgage-backed securities	131,099	129,738	206,101	203,819
Residential collateralized mortgage obligation	10,313	10,304	14,828	14,816
Commercial mortgage backed securities	110,720	108,879	117,272	114,172
SBA pools	606	599	681	672
Totals	$438,186	$434,521	$446,906	$439,650

Securities Held to Maturity:
SBA pools	$7,882	$7,512	$8,824	$8,613
Totals	$7,882	$7,512	$8,824	$8,613

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from two months to six years.  States and political subdivision investment securities consist of a local issue rated from "Aaa" to "Aa2" by Moody's Investment Services with maturities of ten months to nineteen years.

The Company had a total of $10.3 million in residential collateralized mortgage obligations as of September 30, 2017.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of September 30, 2017, the ratings of these securities were Aaa, which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of September 30, 2017, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of September 30, 2017, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of September 30, 2017	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$4,998	0.89%	$53,725	1.82%	$15,506	2.20%	$-	0.00%
States and political subdivision (1)	202	1.20%	1,545	1.91%	1,357	2.54%	107,669	2.53%
Mortgage backed	-	0.00%	31,743	1.71%	75,537	2.34%	141,640	2.04%
SBA pools	-	0.00%	-	0.00%	-	0.00%	599	2.04%
Totals	$5,200	0.90%	$87,013	1.78%	$92,400	2.32%	$249,908	2.25%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,882	3.57%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,882	3.57%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

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

The following table sets forth the composition of the loan portfolio:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$65,157	8.85%	$69,161	8.79%
Commercial real estate	389,831	52.97%	405,900	51.58%
Residential real estate	186,934	25.40%	214,726	27.29%
Construction real estate	76,399	10.38%	75,972	9.66%
Installment and other	17,676	2.40%	21,053	2.68%
Total loans	735,997	100.00%	786,812	100.00%
Unearned income	(980)		(1,322)
Gross loans	735,017		785,490
Allowance for loan losses	(13,200)		(14,352)
Net loans	$721,817		$771,138

Net loans decreased $49.3 million from $771.1 million as of December 31, 2016 to $721.8 million as of September 30, 2017.  The largest decreases were in gross residential real estate loans of $27.8 million, gross commercial real estate loans of $16.1 million, gross commercial loans of $4.0 million, and installment and other loans of $3.4 million.  These were partially offset by increases in construction real estate of $427 thousand.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of September 30, 2017:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$2,465	$29,351	$23,474	$374	$9,493	$-	$35,432	$29,725
Commercial real estate	18,649	101,268	82,518	71,816	107,663	7,917	208,830	181,001
Residential real estate	361	96,139	3,727	14,855	70,561	1,291	74,649	112,285
Construction real estate	14,846	42,969	2,734	305	9,836	5,709	27,416	48,983
Installment and other	852	9,090	3,461	-	4,273	-	8,586	9,090
Total loans	$37,173	$278,817	$115,914	$87,350	$201,826	$14,917	$354,913	$381,084

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality and has made strides to reduce the number of non-performing loans.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accruing loans	$15,731	$21,478
Loans 90 days or more past due, still accruing interest	394	-
Total non-performing loans	16,125	21,478
OREO	8,199	8,436
Total non-performing assets	$24,324	$29,914
TDRs, still accruing interest	$34,886	$35,158
Total non-performing loans to total loans	2.19%	2.73%
Allowance for loan losses to non- performing loans	81.86%	66.82%
Total non-performing assets to total assets	1.84%	2.10%

As of September 30, 2017, total non-performing assets decreased $5.6 million to $24.3 million from $29.9 million as of December 31, 2016 primarily due to a decrease in non-accruing loans of $5.7 million.  Construction real estate non-accruing loans decreased $5.2 million and commercial loans decreased $1.1 million.  These were partially offset by increases in commercial real estate loans of $379 thousand, residential real estate loans of $117 thousand, and installment and other loans of $79 thousand.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,233	-	-
Under $1.5 million	3	108	9	3,969	50	4,364
Total	3	$108	10	$6,202	50	$4,364

Percentage of individual loan category		0.17%		1.59%		2.33%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,212	-	-
Under $1.5 million	14	1,192	11	3,611	50	4,247
Total	14	$1,192	12	$5,823	50	$4,247

Percentage of individual loan category		1.72%		1.43%		1.98%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	1	2,002	-	-	2	4,235
Under $1.5 million	15	2,919	6	136	83	11,496
Total	16	$4,921	6	$136	85	$15,731

Percentage of individual loan category		6.44%		0.77%		2.14%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,596	-	-	4	8,808
Under $1.5 million	17	3,563	4	57	96	12,670
Total	20	$10,159	4	$57	100	$21,478

Percentage of individual loan category		13.37%		0.27%		2.73%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$13,167	$17,592	$14,352	$17,392
(Benefit) provision for loan losses	(250)	-	(1,220)	-
Charge-offs:
Commercial	7	206	270	481
Commercial real estate	612	46	639	46
Residential real estate	-	174	309	576
Construction real estate	1,385	-	1,409	22
Installment and other	19	98	253	333
Total charge-offs	2,023	524	2,880	1,458
Recoveries :
Commercial	56	260	306	749
Commercial real estate	88	377	186	507
Residential real estate	125	56	224	315
Construction real estate	37	5	51	122
Installment and other	2,000	35	2,181	174
Total recoveries	2,306	733	2,948	1,867
Net (recoveries) charge-offs	(283)	(209)	(68)	(409)
Balance at end of period	$13,200	$17,801	$13,200	$17,801

Net recoveries for the three months ended September 30, 2017 totaled $283 thousand, an increase in net recoveries of $74 thousand from three months ended September 30, 2016 primarily due to net recoveries for installment and other loans of $2.0 million due to a large recovery on a loan relationship that was previously fully charged-off in 2012, and increases in net recoveries in residential real estate loans of $243 thousand, partially offset by increases in net charge-offs in construction real estate loans of $1.4 million and increases in net charge-offs in commercial real estate loans of $855 thousand.

 Net recoveries for the nine months ended September 30, 2017 totaled $68 thousand, a decrease in net recoveries of $341 thousand from nine months ended September 30, 2016 primarily due to increases in net charge-offs for construction real estate loans of $1.5 million, increases in net charge-offs for commercial real estate loans of $914 thousand, and increases in net charge-offs for commercial loans of $232 thousand; partially offset by increases in net recoveries in installment and other loans of $2.1 million due in part to a large recovery on a loan relationship that was previously charged-off in 2012, and increases in net recoveries in residential real estate loans of $176 thousand.

As the trend of decreasing problem loan balances, decreasing delinquencies, and decreasing loan balances continues, we anticipate continuing to take reverse provisions in the allowance for loan and lease losses until the balance is, in management's judgment, appropriate for probable incurred losses in the loan portfolio given its risk and size.  For further discussion on the allowance for loan and leases losses calculation, see "Critical Accounting Policies" in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Form 10-K.

The following table sets forth the allocation of the allowance for loan losses and the percentage of allowance in each classification to total allowance for the periods indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,129	8.55%	$1,449	10.10%
Commercial real estate	6,142	46.54%	6,472	45.09%
Residential real estate	3,813	28.89%	4,524	31.52%
Construction real estate	1,500	11.36%	1,119	7.80%
Installment and other	543	4.11%	715	4.98%
Unallocated	73	0.55%	73	0.51%
Total	$13,200	100.00%	$14,352	100.00%

The allowance for loan losses decreased $1.2 million from $14.4 million as of December 31, 2016 to $13.2 million as of September 30, 2017. This decrease was largely due to improving credit quality, a decrease in loan balances, and decreasing delinquencies.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including both principal and interest.

The allocation of the allowance for impaired credits is based on the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  Impairment reserves are generally charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of September 30, 2017 and December 31, 2016 were $50.6 million and $53.8 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.7 million and $3.0 million allocated in the allowance for loan losses as of September 30, 2017 and December 31, 2016, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of September 30, 2017 and December 31, 2016 were $39.8 million and $43.1 million, respectively.  Of these, $34.9 million and $35.2 million were still performing in accordance with modified terms as of September 30, 2017 and December 31, 2016, respectively.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and Special Mention loans as of the periods indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Performing loans classified as:
Substandard	$12,787	$22,573
Total performing adversely classified loans	$12,787	$22,573
Special mention loans	$6,717	$18,589

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of September 30, 2017 were $12.8 million, a decrease of $9.8 million from $22.6 million as of December 31, 2016.  The declines were primarily in the commercial, commercial real estate loans, and construction real estate loan categories.  In addition, Special Mention loans decreased $11.9 million.  These declines were primarily in commercial real estate loans, construction real estate loans, commercial real estate loans, and residential real estate loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

September 30, 2017 (In thousands)
Maturing within three months	$6,198
After three but within six months	2,514
After six but within twelve months	6,287
After twelve but within three years	1,846
After three years	6,222
Total time deposits $250,000 and over	$23,067

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings are advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was $2.3 million outstanding in FHLB borrowings at September 30, 2017 and 2016.

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

We adhere to a liquidity policy, approved by the Board of Directors, which requires that we maintain the following liquidity ratios:

●	Fed Funds Purchased are limited to 60% of the total Available Fed Fund Lines, leaving 40% available for emergency needs and potential funding needs.
●	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
●	Wholesale Repurchase Agreements are limited, in aggregate, to no more than 10% of Total Funding (which is defined as equal to total assets).
●	Total Borrowings are limited to no more than 25% of Total Funding.
●	Wholesale Funds, as that term is defined above, is limited to no more than 25% of the Bank's Total Funding (total assets)
●	Brokered funds are not to exceed 20% of Total Funding without the prior approval of the Board of Directors.
●	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding.
●	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs must be greater than 1.15.
●	Cumulative Liquidity Gap (percent of cumulative net cash outflow over a six month period under a worst case scenario) at least 100%.

As of September 30, 2017 and December 31, 2016, we were in compliance with the foregoing policy.

As of September 30, 2017, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $112.1 million and standby letters of credit of $5.2 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $141.9 million as of September 30, 2017. As of September 30, 2017, total certificates of deposits declined $37.3 million or 17.0% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of September 30, 2017, we had the ability to borrow from the FHLB up to $75.8 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, and has been subject to the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's 2016 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also required that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of September 30, 2017, the Bank was in compliance with these requirements.  The OCC terminated the Consent Order effective as of November 3, 2017.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of September 30, 2017.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

Commitments. There have been no material changes to the commitments as of September 30, 2017.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2016 Form 10-K.

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

As previously discussed, on December 17, 2013, the Bank entered into the Consent Order with the OCC, which replaced the Formal Agreement.  The focus of the Consent Order was on improving the Bank's credit administration, credit underwriting, internal controls, compliance and management supervision.  Additionally, the Consent Order required that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order required the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  While the Bank's capital ratios as of the periods in the table below fall into the category of "well-capitalized" under the prompt corrective action rules, the Bank cannot be considered "well-capitalized" due to the requirements to meet and maintain specific capital levels in the Consent Order. As of September 30, 2017, the Bank was in compliance with these requirements. The OCC terminated the Consent Order effective as of November 3, 2017.  The required and actual amounts and ratios for Trinity and the Bank as of September 30, 2017 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions		Minimum Levels Under Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
September 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$144,827	16.9750%	$68,254	8.00%	N/A	N/A	N/A	N/A
Bank only	139,379	16.3432%	68,226	8.00%	$85,283	10.00%	$93,811	11.00%
Tier 1 capital (to risk weighted assets):
Consolidated	124,036	14.5381%	51,191	6.00%	N/A	N/A	N/A	N/A
Bank only	128,674	15.0880%	51,170	6.00%	68,226	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	99,229	11.6305%	38,393	4.50%	N/A	N/A	N/A	N/A
Bank only	128,674	15.0880%	38,377	4.50%	55,434	6.50%	N/A	N/A
Tier 1 leverage (to average assets):
Consolidated	124,036	9.4951%	52,253	4.00%	N/A	N/A	N/A	N/A
Bank only	128,674	9.8963%	52,009	4.00%	65,011	5.00%	104,018	8.00%

N/A—not applicable

At September 30, 2017 the Bank's capital conservation buffer was 8.3432% and the consolidated Company's capital conservation buffer was 7.1305%.

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

Management anticipates that its remedial actions, and further actions that are being developed, will strengthen the Company's internal control over financial reporting and will, over time, address the material weaknesses that were identified.  Certain of the remedial measures, primarily those associated with information technology systems, infrastructure and controls, may require ongoing effort and investment. Management has made technological improvements with the implementation of the new core systems in July 2016.  These new enhanced core systems have allowed management to redesign processes and enhance controls.  Because some of these remedial actions take place on a quarterly basis, their successful implementation must be further evaluated before management is able to conclude that a material weakness has been remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company's internal control over financial reporting will be effective as a result of these efforts. Our management, with the oversight of the Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2017, as a result of the material weakness in internal control over financial reporting as discussed below.

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

Material weaknesses in the Company's internal control over financial reporting were disclosed in Item 9A, Controls and Procedures, of the 2016 Form 10-K.  In connection with the preparation of our financial statements for inclusion in this Form 10-Q, the Company's management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. Based on this evaluation, management has concluded that many of the control deficiencies identified in the Company's internal control over financial reporting report in the 2016 Form 10-K as being present at December 31, 2016, were still present, which individually or in combination were considered material weaknesses as of September 30, 2017. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2016. Many of these weaknesses continue to be present.

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

Management is working diligently to remediate such material weaknesses but that work is still in progress.  As a result, management has not concluded those material weaknesses to be remediated as of September 30, 2017.

Except for such remedial measures, no changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the third quarter of 2017, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

1.1
Form of Agency Agreement between the Company and Boenning & Scattergood, Inc., as financial advisor (incorporated herein by reference to Exhibit 1.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 19, 2017 (No. 333-218952))

3.1
Amended and Restated Articles of Incorporation of Trinity Capital Corporation Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 7, 2017 (File No. 000-50266)

10.1
Form of Amended and Restated Standby Purchase Agreement by and among the Company and Strategic Value Bank Partners LLC (incorporated herein by reference to Exhibit 10.20 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on August 28, 2017 (No. 333-218952))

10.2	Form of Restricted Stock Unit Award Agreement under the Company's 2015 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: November 14, 2017
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer