Form 10-K
period 2017-12-31
TRINITY CAPITAL CORP
filed 2018-03-30
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
☐  Yes   ☒  No

The aggregate market value of the registrant's voting and non-voting common stock (the "Common Stock") held by non-affiliates as of June 30, 2017, the last business day of the Registrant's most recently completed second quarter, was approximately $27,411,737 based on the price at which the voting common stock was last sold.

As of February 28, 2018, there were 19,675,356 shares of Common Stock outstanding.

Please note: Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Form 10-K") to "us," "we," "our," "Trinity" or "the Company" include Trinity Capital Corporation and its wholly-owned subsidiaries.

Special Note Concerning Forward-Looking Statements

This Form 10-K contains forward-looking statements of the Company with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which are based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update or revise any statement in light of new information or future events, except as required by law.

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

 PART I

Item 1. Business

Trinity Capital Corporation

General. Trinity Capital Corporation, a bank holding company organized in 1977 under the laws of the State of New Mexico, is the sole shareholder of the Bank and the sole shareholder of Title Guaranty & Insurance Company ("Title Guaranty").  Title Guaranty holds effectively no assets and was dissolved by the Company in September 2017.  In addition, Trinity owns all the common shares of four business trusts, created by Trinity for the sole purpose of issuing trust preferred securities that had an aggregate outstanding balance of $37.1 million as of December 31, 2017.

 As a bank holding company, Trinity is regulated primarily by the Federal Reserve Bank of Kansas City (the "Reserve Bank"). The primary business of Trinity is the operation of the Bank.  As of December 31, 2017, Trinity had, on a consolidated basis,  total assets of $1.3 billion, net loans of $686.3 million, deposits (net of deposits of affiliates) of $1.1 billion, and shareholders' equity of $99.6 million.

Trinity is located in Los Alamos, New Mexico, a small community in the Jemez Mountains of Northern New Mexico.  Los Alamos County has approximately 18,100 residents.

 Corporate Information. The address of our headquarters is 1200 Trinity Drive, Los Alamos, New Mexico 87544, our main telephone number is (505) 662-5171 and our general email address is tcc@lanb.com.

Trinity maintains a website at https://www.snl.com/IRW/CorporateProfile/1017156.  Information located on or accessible through our website is not incorporated by reference into this Form 10-K.  We make available free of charge, on or through our website, our Annual Reports on Form 10-K, proxy statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").  The Company will also provide copies of its filings free of charge upon written request to: TCC Stock Representative, Trinity Capital Corporation, Post Office Box 60, Los Alamos, New Mexico 87544.  In addition, any materials we file with the SEC can be read and copied at the SEC's Public Reference Room at 110 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers such as Trinity.  Trinity's filings are available free of charge on the SEC's website at http://www.sec.gov.

Los Alamos National Bank

General. The Bank is a national banking association founded in 1963 by local investors to provide convenient, full-service banking to the unique scientific community that developed around the Los Alamos National Laboratory (the "Laboratory").  The Laboratory is a pre-eminent research facility for scientific and technological development in numerous scientific fields.  As of December 31, 2017, the Laboratory employed (directly and indirectly) approximately 11,200 people, making it the largest employer in Los Alamos County.  The Laboratory is the cornerstone of the community and has attracted numerous other scientific businesses to the area.

The Bank is a full-service commercial banking institution with seven bank offices in Los Alamos, White Rock, Santa Fe, and Albuquerque, New Mexico and is regulated by the Office of the Comptroller of the Currency ("OCC").

The Bank is the sole member of Triscensions ABQ, LLC, a New Mexico limited liability company, and the sole member of FNM Investment Fund IV, LLC, a Delaware Limited Liability Company ("FNM Investment Fund IV").  The Bank is also a member of Cottonwood Technology Group, LLC ("Cottonwood"), a management consulting and counseling company for technology startup companies, which is designed to manage venture capital funds. FNM Investment Fund IV is a member of Finance New Mexico—Investor Series IV, LLC, a New Mexico Limited Liability Company ("FNM CDE IV"), an entity created by the Bank to fund loans and investments in a New Market Tax Credit project.  The Bank is also the sole shareholder of TCC Advisors Corporation ("TCC Advisors").  Substantially all of the assets of TCC Advisors were sold in January 2015. Trinity is in the process of dissolving this entity.

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

Lending Activities.

General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies primarily within the Bank's existing market areas.  The Bank actively markets its services to qualified borrowers.  Lending officers build relationships with new borrowers entering the Bank's market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow and the credit history of the borrower.  As of December 31, 2017, the Bank's maximum legal lending limit to one borrower was $20.9 million; however, the Bank may impose additional limitations on the amount it is willing to lend to one borrower as part of its credit risk management policies.  The Bank's loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2017, commercial real estate loans comprised approximately 54.0% of the total loan portfolio; residential real estate mortgages made up approximately 25.4%; construction real estate loans comprised 9.1%; general commercial loans comprised 8.8%; and consumer lending comprised 2.7%.

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

Residential Real Estate Loans. The majority of the residential real estate loans originated and retained by the Bank are in the form of 15- and 30-year variable rate loans.  In 2016, the Bank made a strategic change to an outsourced solution whereby the Bank generates residential mortgage applications for non-affiliated residential mortgage companies on a fee basis.  In 2017, the Bank did not originate any residential real estate loans sold to third parties. As of December 31, 2017, the Bank sold the residential mortgage loan portfolio serviced by the Bank on behalf of third parties.  The Bank does not engage in financing sub-prime loans nor does it participate in any sub-prime lending programs.  The Bank participates in the current U.S. Department of the Treasury (the "Treasury") programs, including the Home Affordable Modification Program, to work with borrowers who are in danger of defaulting, or who have defaulted, on residential mortgage loans.

Construction Loans. The Bank is active in financing the construction of residential and commercial properties in New Mexico, primarily in Northern New Mexico.  Management continues to de-emphasize this type of lending in favor of other types of loans.  The Bank manages the risks of construction lending through the use of underwriting and construction loan guidelines and requires work be conducted by reputable contractors.  Construction loans are structured either to convert to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  The amount financed on construction loans is based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project and the costs of construction.  Approximately 39% of all construction loans have terms that do not exceed 24 months.  Loan proceeds are typically disbursed on a percentage of completion basis, as determined by inspections, with all construction required to be completed prior to the final disbursement of funds.

Construction loans afford the Bank an opportunity to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties.  However, these higher yields correspond to the higher risks associated with construction lending.

Commercial Loans. The Bank is an active commercial lender.  The Bank's focus in commercial lending concentrates on loans to business services companies and retailers.  The Bank provides various credit products to commercial customers, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral on commercial loans typically includes accounts receivable, furniture, fixtures, inventory and equipment.  In addition, most commercial loans have personal guarantees to ensure repayment.  The terms of approximately 65% of commercial loans range from on demand to eight years.  A significant portion of the Bank's commercial business loans reprice within one year or have floating interest rates.

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

Competition. There is strong competition in originating loans in the Bank's market areas.  Competition in originating real estate loans comes primarily from large regional banks, other commercial banks, credit unions, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market areas. Commercial banks, credit unions and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality and speed of services provided to borrowers. Insurance companies and internet-based financial institutions present growing areas of competition both for loans and deposits.

There is also substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles.  The Bank's ability to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The financial services industry has become more competitive as technological advances enable companies to provide financial services to customers outside their traditional geographic markets and provide alternative methods for financial transactions.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees. As of December 31, 2017, we had 218 full time-equivalent employees. We are not a party to any collective bargaining agreements.

Recent Developments

Termination of Enforcement Actions

On November 7, 2017, the Bank issued a press release announcing that the OCC, had terminated the consent order the Bank had been operating under since December 17, 2013.  The termination was effective as of November 3, 2017.

On February 27, 2018, the Company received notice from the Federal Reserve Bank of Kansas City that the Board of Governors of the Federal Reserve System has authorized the Federal Reserve to terminate the Written Agreement that the Company has been operating under since September 26, 2013.  The termination was effective as of February 27, 2018.

Redemption of Junior Subordinated Debentures

On March 8, 2018, the Company consummated the early redemption of the entire $10,310,000  principal amount of those certain Junior Subordinated Deferrable Interest Debentures due 2030 (the "Debt Securities") issued by Trinity Capital Trust I, a statutory business trust created under the laws of the State of Delaware, on March 23, 2000.  The Debt Securities carried an interest rate of 10.875% and were scheduled to mature on March 8, 2030.  The Debt Securities were callable at a redemption rate of 101.088%,  plus accrued and unpaid interest, for a total redemption price of $10,983,000.  The redemption of the Debt Securities was approved by the Federal Reserve Bank of Kansas City on January 24, 2018.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Trinity may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Consumer Financial Protection Bureau (the "CFPB").  Furthermore, taxation laws administered by the Internal Revenue Service ("IRS") and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the "FASB") and securities laws administered by the SEC and state securities authorities have an impact on the business of Trinity. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the financial condition and results of operations of Trinity and the Bank.

This supervisory and regulatory framework also subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other factors, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform. On July 21, 2010, former President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law.  The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other factors, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called "Volcker Rule," subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Although the majority of the Dodd-Frank Act's rulemaking requirements have been met with finalized rules, approximately one-fifth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed.  In addition, on February 3, 2017, President Donald J. Trump signed an executive order calling for the administration to review various U.S. financial laws and regulations.  The full scope of President Trump's short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act.  On June 8, 2017, the House of Representatives approved a bill known as the Financial Choice Act, which scales back or eliminates many of the post-crisis banking rules, including the repeal of the Volcker Rule and limitations on the CFPB's authority to regulate large banks and payday lenders.   In addition, on November 16, 2017, the Senate introduced a bill known as the Economic Growth, Regulatory Relief and Consumer Protection Act, which would, among other things, provide for an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and an exemption from the Basel III Rules (defined below) capital requirements for smaller banking organizations that voluntarily maintain a leverage capital ratio of at least 8-10%.  Accordingly, it is difficult to anticipate the continued impact this expansive regulatory reform will have on Trinity, the Bank, its customers and the financial industry generally.

Tax Reform.  On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform"), was signed into law by President Trump.  The Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.  As a result of the Tax Reform, we adjusted the value of our deferred assets by approximately $4.9 million, which was recognized as a one-time, non-cash, incremental income tax expense in our consolidated statements of income in the fourth quarter of 2017.  We continue to evaluate the impact of the Tax Reform on the Company and the Bank.

Trinity and Bank Required Capital Levels. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations.

Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The OCC and FRB guidelines provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other factors, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Furthermore, the guidelines indicate that the agencies will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

As of December 31, 2017, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  As of December 31, 2017, Trinity had on a consolidated basis regulatory capital in excess of the FRB, Dodd-Frank Act and Basel III requirements.

Basel III. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rules").  The Basel III Rules became effective on January 1, 2015 and are applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rules increase most of the required minimum capital ratios and introduce the concept of Common Equity Tier 1 Capital ("CET1"), which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and CET1 minority interests subject to certain regulatory adjustments.  The Basel III Rules also expand the definition of capital as in effect prior to January 1, 2015 by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital prior to the Basel III Rules implementation no longer qualify as such, or their qualifications have changed. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other non-qualifying capital instruments included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rules, subject to certain restrictions.   Noncumulative perpetual preferred stock now qualifies as Tier 1 Capital, specifically as Additional Tier 1 Capital. The Basel III Rules also constrain the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from CET1 Capital in the event such assets exceed a certain percentage of a bank's CET1 Capital.

The Basel III Rules require:

●	A minimum CET1 Capital ratio equal to 4.5% of risk-weighted assets;
●	A minimum Tier 1 Capital ratio of 6.0% of risk-weighted assets;
●	A minimum Total Capital (Tier 1 plus Tier 2) ratio of 8.0% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4.0% in all circumstances.

The Basel III Rules also implement a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased-in in January 2016 at 0.625% of risk-weighted assets and increases by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in capital conservation buffer increases the minimum ratios described above to 7.0% for CET1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rules maintain the general structure of the current prompt corrective action framework, but increase the capital level requirements and add the CET1 Capital ratio.  In order to be a "well-capitalized" depository institution under the new regime, a bank must maintain a CET1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8.0% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more.  However, these "well capitalized" capital requirements are less than the fully buffered risk-based capital ratios described above.  Accordingly, it is possible under the Basel III Rules to be "well-capitalized" yet still be out of compliance with the buffered ratios discussed above.

Furthermore, Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects unless smaller institutions, like Trinity and the Bank, elect  to opt out of including most elements of accumulated other comprehensive income ("AOCI") in regulatory capital.  Trinity and the Bank effectively opted out of such treatment.

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

Enforcement Action.  On February 27, 2018, Trinity received notice from the Reserve Bank that the FRB authorized the Reserve Bank to terminate the Written Agreement that the Company has been operating under since September 26, 2013.  The termination is effective February 27, 2018.  As a result of the termination of the Written Agreement, the Company is no longer considered to be in "troubled condition" for the purposes of Section 32 of the Federal Deposit Insurance Act and Part 359 of the FDIC rules and regulations.

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

Dividend Payments.  Trinity's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the FRB applicable to bank holding companies. New Mexico law prohibits Trinity from paying dividends if, after giving effect to the dividend: (i) Trinity would be unable to pay its debts as they become due in the usual course of its business; or (ii) Trinity's total assets would be less than the sum of its total liabilities and (unless Trinity's articles of incorporation otherwise permit) the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.

As a general matter, the FRB has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Safety and Soundness.  The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Bank holding companies are not permitted to engage in unsafe or unsound banking practices.  The FRB has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company.  The FRB also has the authority to prohibit activities of non-banking subsidiaries of bank holding companies which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  For example, the FRB 's Regulation Y requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth.  There is an exception for bank holding companies that are well-managed, well-capitalized, and not subject to any unresolved supervisory issues.  The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.  As another example, a holding company may not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the FRB believes it not prudent to do so.

The FRB can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution.  The penalties can be as high as $1 million for each day the activity continues.

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

In addition, publicly traded companies are required by the SEC to give shareholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  Also, certain publicly traded companies will be required to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees.  These companies will be required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.

The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution.  All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are "unreasonable" or "disproportionate" to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers).  Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (i) include financial and non-financial measures of performance, (ii) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (iii) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance.

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

Enforcement Actions.  On November 3, 2017, the OCC terminated the Consent Order that the Bank had been operating under since December 17, 2013.  The Consent Order focused on areas of credit administration, credit underwriting, internal controls, compliance and management supervision. Additionally, the Consent Order required that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.   The Bank is no longer deemed to be in "troubled condition" as a result of the termination of the Consent Order.

Deposit Insurance.  The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits of $250,000 for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

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

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank's size and its supervisory condition.  During the years ended December 31, 2017 and 2016, the Bank paid supervisory assessments to the OCC totaling $468 thousand and $720 thousand, respectively.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of Trinity and its subsidiaries, to principal shareholders of Trinity and to "related interests" of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Trinity or the Bank, or a principal shareholder of Trinity, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Risk Management.  During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  For 2018, the first $16.0 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $16.0 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

Bank Secrecy Act.  Trinity and the Bank are also subject to the Bank Secrecy Act, as amended by the Patriot Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

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

Consumer Financial Protection Bureau. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

Effective January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for "qualified mortgages." The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. As of January 1, 2016, and continuing in 2017, the small creditor exemption was extended to banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

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

Technology Risk Management and Consumer Privacy.  State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with third-party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to protect the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the standards require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. On October 26, 2016, the federal banking agencies proposed establishing enhanced cyber risk management standards for large and interconnected banking entities.  As proposed, these standards would not apply to the Company or the Bank, but could eventually be viewed as establishing a set of best practices that should be implemented industry wide.

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third-party for use in marketing.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.  In addition to the other information in this Form 10-K and our other filings with the SEC, shareholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

From time to time the Company and its subsidiaries may be the subject of litigation and governmental or administrative investigations or proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Company's business and results of operations, as well as its reputation.  Many aspects of the Company's business involve substantial risk of legal liability. From time to time, the Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its business activities. In addition, the Company and the Bank are regularly the subject of governmental investigations and other forms of regulatory inquiry. As previously reported, the Company was the subject of investigation by the SEC, which was settled in September 2015. Additionally, the Special Inspector General for the Troubled Relief Program ("SIGTARP") opened a criminal investigation and requested information and documentation relating to the restatement of our financial statements.  Although the Company has been advised it is not the target of the investigation, the Company cannot predict the outcome of any unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters.  Moreover, like other financial institutions, the Company is also subject to the risk resulting from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

Such legal or administrative actions may result in judgments against us for significant damages or the imposition of regulatory restrictions on our operations. To the extent that an examination, investigation, audit or other regulatory engagement results in an alleged failure by us to comply with an applicable law, regulation or licensing requirement or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) the loss of our licenses and approvals to engage in our business, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) restrictions on our operations for substantial periods of time, (v) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (vi) damage to our reputation, (vii) the inability to raise capital and (viii) the inability to execute on our business strategy. Pursuant to our obligation to indemnify our directors, executive officers and certain employees, we are currently covering certain expenses related to these matters and we may become subject to additional costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.  Moreover, the regulatory authorities may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.  The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. However, the Company may still incur legal costs for a matter, even if a reserve has not been established. Any of these occurrences could increase our operating expenses, reduce our revenues, or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.

We previously reported a material weakness in our internal control over financial reporting, and determined that our internal controls and procedures were not effective as of the fiscal year end December 31, 2016.  If we fail to maintain the effectiveness of our internal controls and procedures, our financial results may not be timely and accurately reported.

Following the fourth quarter of 2016, we conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2016 and determined that our control deficiencies constituted a material weakness in our internal control over financial reporting, as described in "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2016.

Since that time, the Company has worked diligently to complete various actions and implement certain procedures that resulted in the  remediation of those material weaknesses.  See Item 9A of this Form 10-K.  We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

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

Our profitability is dependent upon the health of the markets in which we operate, and our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.  We operate our banking offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico.  The economy of New Mexico has generally recovered and stabilized since 2008, the housing market has improved and prices have increased, and vacancy rates for commercial properties have declined.  The Company's markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and have a material adverse effect on the Company's business, financial condition and results of operations, and cash flows.    Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.  Any regional or local economic downturn that affects New Mexico, whether caused by recession, inflation, unemployment, or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.

As the Laboratory is the largest employer in Northern New Mexico, its health is central to the economic health of both Northern and Central New Mexico.  The main indicator of the Laboratory's health is its funding.  The Laboratory's funding is primarily based and dependent upon the federal government's budgeting process.  As such, funding is not certain and can be delayed and influenced, both negatively and positively, by international, national, state and local events and circumstances beyond the Laboratory's control.  Additionally, the Laboratory's funding can be influenced by both positive and negative events and circumstances influenced by the Laboratory. The Laboratory received from the Department of Energy (the Laboratory's largest single historical source of funding) funding of $2.1 billion for its fiscal year 2017.  The fiscal year 2018 budget request is for $2.2 billion, a 5.0% increase over the 2017 funding.  Any material fluctuation or delay in the Laboratory's funding may affect our customers' business and financial interests, adversely affect economic conditions in our market area, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates.  The effects of an increase in market interest rates may result in a decrease in the value of our available for sale investment portfolio.

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

The maximum amount we can legally loan to any one customer and their related entities (our "legal lending limit") is smaller than the limits of our national and regional competitors with larger lending limits.  While there is little demand for loans over our legal lending limit, we can, and have, engaged in participation loans with other financial institutions to respond to customer requests and conform with our legal lending limit.  However, there are some loans and relationships for which we cannot effectively compete for due to our size.

Real estate lending (including commercial, construction and residential) is a large portion of our loan portfolio.  These categories constitute approximately $620.7 million (88.5%) of our total loan portfolio as of December 31, 2017.  The fair value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Since a significant portion of such loans is secured by real estate, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or the Bank could negatively impact the future cash flow and fair values of the affected properties.

The Bank's residential mortgage loan portfolio does not include subprime mortgages and contains a limited number of non-traditional residential mortgages.  The Bank employs underwriting standards that it believes are in line with industry norms in making residential mortgage loans.  The Bank purchased mortgage-backed securities in the past several years based upon the returns and quality of these assets.  Neither Trinity nor the Bank engaged in the packaging and selling of loan pools, such as collateralized debt obligations, structured investment vehicles, or other instruments which contain subprime mortgage loans and have seen significant losses in value.  As such, Trinity does not foresee any charge-offs, write-downs or other losses outside the ordinary course of business with respect to our residential mortgage operations.  For many years, the majority of the residential mortgage loans originated by the Bank were sold to such investors.  This  provided a continuing source of non-interest income through mortgage servicing rights ("MSR").  Beginning in late 2015, the Bank began implementing a strategy to sell most of its newly originated mortgage with servicing released.  In 2016, the Bank further refined its lending strategy to include generating applications for non-affiliated mortgage companies on a fee basis.  As of December 31, 2017, our mortgage loans serviced for others portfolio was transferred to another Fannie Mae approved servicer and the associated MSR asset was sold.

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

Our mortgage business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.  Our mortgage business is subject to several variables that can impact loan volume, an increase in the general level of interest rates may, among other things, and adversely affect the demand for mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan business. As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Our ability to continue extensive residential real estate lending in our market area is heavily dependent on building and retaining relationships with non-affiliate mortgage lenders.  As of December 31, 2017, the Bank sold its mortgage loans serviced for others portfolio.  As of December 31, 2017, the Bank had approximately $178.3 million in residential real estate loans maintained on the balance sheet.  For many years, the Bank sold the majority of the residential real estate loans it generated to Fannie Mae on a servicing retained basis.  However, beginning in late 2015, the Bank began moving toward a strategy to sell most newly originated mortgages with servicing released.   In 2016, the Bank further refined its lending strategy to include generating applications for non-affiliated mortgage companies on a fee basis.  These changes in strategy were primarily based upon new compliance requirements and capital treatment related to residential mortgage loans. If we are unable to identify new partners or fund the loans on our balance sheet, it could have the effect of limiting the Company's fees associated with originating  such loans, which in turn could adversely affect our business, financial condition and results of operations.

Our construction and development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. As of December 31, 2017, construction loans, including land acquisition and development, totaled $63.6 million, or 9.1%, of our total loan portfolio.  Construction, land acquisition and development lending involve additional risks because funds are advanced based upon the value of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure, sale and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our allowance for loan and lease losses (the "allowance") may prove to be insufficient to absorb losses in our loan portfolio.  We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable incurred losses in our loan portfolio.  The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience;
●	our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and
●	current macroeconomic factors and model imprecision factors.

The determination of the appropriate level of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.   A deterioration or lack of improvement in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance.  In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance, we will need additional provisions to increase the allowance.  Any increases in the allowance due to increased provisions will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation imposing compensation restrictions could adversely affect our ability to do so.  Much of our future success will be strongly influenced by our ability to attract and retain management experienced in banking and financial services and familiarity with the communities in our market areas.  Our ability to retain executive officers, the functional area managers, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy.  It is also critical to be able to attract and retain qualified management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.

Over the past five years, the Company has been able to hire and retain experienced and proven management to serve as Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Lending Officer, and Chief Information Officer.  The unexpected loss of services of key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

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

The size of our loan portfolio has declined in recent periods, and, if we are unable to return to loan growth, our profitability may be adversely affected.  From December 31, 2016 to December 31, 2017, our gross loans declined 10.9%. During this period, we were managing our balance sheet composition to manage our capital levels and position the Bank to meet and exceed its targeted capital levels. Among other factors, our current strategic plan calls for reductions in the amount of our non-performing assets and a return to growth in our loan portfolio to improve our net interest margin and profitability. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including our ability to originate attractive new lending relationships. While we believe we have the management resources and lending staff in place to successfully achieve our strategic plan, if we are unable to increase the size of our loan portfolio, our strategic plan may not be successful and our profitability may be adversely affected.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. We are resuming a general growth strategy, which may include our expansion into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Technology is continually changing and we must effectively implement new innovations in providing services to our customers.  The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services.  In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas.  Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture, that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements.  We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  In particular, remote deposit capture has become a popular feature for banks and their mobile banking platform, and the inventor of remote deposit capture, USAA, has claimed that banks using this technology should be paying USAA a licensing fee.  If the USAA is successful in its attempts to collect a licensing fee, it may increase the costs associated with the implementation of remote deposit capture for our bank.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cyber security-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients' information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation.  These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, those of our clients and certain of our third party partners, such as reporting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence.  Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Although we have developed, with the help of third-party service providers and auditors, and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, the inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business, and/or our ability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation or possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.  At December 31, 2017, on a consolidated basis, we had total deposits of $1.1 billion and other indebtedness of $39.4 million, including $37.1 million in aggregate principal amount of junior subordinated debentures. Our significant amount of indebtedness could have important consequences, such as:

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
●
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

●
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries debt instruments that could have a material adverse effect on our business, financial condition and operating results;

●	increasing our vulnerability to a downturn in general economic conditions or a decrease in pricing of our products;
●	and limiting our ability to react to changing market conditions in our industry and in our customers industries.

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

In addition, new proposals for legislation or the repeal of certain previously adopted legislation could affect regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other factors.  Accordingly, it is difficult to anticipate the continued impact suck expansive legislation will have on the Company, its customers and the financial industry generally.

The recently enacted Tax Cuts and Jobs Act may impact our financial condition or results of operations. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform") was signed into law.  Among other things, the Tax Reform reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  Under GAAP, companies are required to revalue certain tax-related assets as of the date of enactment of new tax legislation, with resulting tax effects accounted for in the reporting period of enactment.  As a result, and based on currently available information, the Company estimated that the value of its net deferred tax asset was reduced by approximately $4.9 million, which was recognized as a one-time, non-cash, incremental income tax expense in its consolidated statements of income for the fourth quarter of 2017.  Although the Tax Reform had a negative impact on the Company's earnings for the fourth quarter of 2017, it is expected to have a favorable impact on the Company's effective tax rate and net income both in the first fiscal quarter of 2018 and subsequent reporting periods.  However, the Company continues to assess the impact of the Tax Reform and there can be no assurances that (i) tax charges may be greater than currently anticipated, (ii) rules affecting revaluing deferred tax assets and liabilities may change, (iii) future changes to tax rates may adversely affect the value of Trinity's deferred tax assets and liabilities, (iv) Trinity may not be able to realize the value of deferred tax assets which depend on sufficient net income in the future, and (v) costs associated with the Tax Reform may be greater than expected, which could impact our financial condition or results of operations.

Monetary policies and regulations of the FRB could adversely affect our business, financial condition and results of operations.  In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB.  An important function of the FRB is to regulate the money supply and credit conditions.  Among the instruments used by the FRB to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.  An increase by the FRB in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business, financial condition and results of operation.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Implementation of the Basel III Rules requires increased capital levels that we may not be able to satisfy and could impede our growth and profitability. The Basel III Rules became effective January 1, 2015. The Basel III Rules increase minimum capital ratios, add a new minimum CET1 capital ratio, introduce a new capital conservation buffer, revise the prompt corrective action framework to increase capital thresholds, and change the risk-weightings of certain assets.

The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that used to qualify as Tier 1 Capital no longer qualify, or their qualifications have changed.

Although the Company and the Bank satisfy the capital requirements of the Basel III Rules as of December 31, 2017, changes to the Basel III Rules, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us, including on our liquidity, capital resources, financial condition or results of operations. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other factors.

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

Trinity, together with its subsidiaries, may not be able to fully utilize our net operating loss ("NOL") and other tax carry forwards. On December 19, 2016, Trinity closed a $52 million private placement  pursuant to which it issued 2,661,239 shares of its common stock, no par value per share, and 82,862 shares of Series C Convertible Preferred Stock (the "private placement").  Please see Part II, Item 7 for additional information.  We believe that we experienced an "ownership change" within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code") on December 19, 2016 (the "Change Date") as a result of the issuance of these shares.  An ownership change is generally defined as a more than 50 percentage point collective increase in equity ownership by "5-percent shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any rolling three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of our ownership change on the Change Date, the amount of our taxable income for tax years ending after our ownership change, which may be offset by NOL carry forwards and tax credits from pre-change years, will be subject to an annual limitation, known as a Section 382 limitation.

As of December 31, 2017, Trinity and its subsidiaries had U.S. federal NOLs of approximately $13.6 million, of which approximately $144 thousand was allocated to that portion of 2016 after the ownership change described above, and that, if unused, will begin to expire in 2031.  As of December 31, 2017, Trinity also had business tax credits of approximately $2.4 million, of which approximately $0 was allocated to that portion of 2016 after the ownership change described above, and that, if unused, will begin to expire in 2031.  Trinity has determined the annual Section 382 limitation as a result of the ownership change described above to be approximately $1.14 million.  To the extent that the Section 382 limitation exceeds the amount of taxable income offset by the NOL carry forwards from the pre-change years, the excess may increase the future Section 382 limitation.  The NOL generated by Trinity in post-change years should generally not be subject to the Section 382 limitation except to the extent that either Trinity was in a net unrealized built-in loss position as of the Change Date and certain other requirements are met or Trinity has another ownership change.

In addition, there can be no assurances that our taxable income in future years will exceed our section 382 limitations.

In the event of a subsequent ownership change, all or part of the NOLs from 2016 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards. The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred on the effective date of the private placement, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a issuing company's knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

Risks Related to Our Common Stock

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.  Our shares of common stock are quoted on the OTCQX under the symbol "TRIN".  However, the existing market for our common stock remains limited. Accordingly, you should be prepared to hold your shares of common stock for an unknown period. There is also no assurance as to what price, if any, holders of our common stock will be able to receive in exchange for their shares. Future trading prices of our common stock, if any, will depend on many factors including, but not limited to, prevailing interest rates, our operating results and the market for similar securities.

We do not anticipate paying dividends for the foreseeable future.  We do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. Future earnings may not be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. The amount and timing of such dividends would be at the discretion of our board of directors. The board of directors may, in its sole discretion, decide not to declare dividends.

We may issue shares of preferred stock or additional shares of common stock to raise capital, complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our shareholders and likely present other risks.  The issuance of additional shares of preferred stock or common stock:

●	may significantly dilute the equity interest of our shareholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and
●	may adversely affect prevailing market prices for our common stock.

As of the date of this Form 10-K, our authorized capital stock includes 20,000,000 shares of voting common stock, 11,364,862 shares of which are issued and outstanding, 20,000,000 shares of non-voting common stock, 8,286,200 of which are issued and outstanding, and 1,000,000 shares of preferred stock, none of which are issued.  Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to issue authorized shares of common stock and preferred stock and determine the designations, powers, preferences, limitations, restrictions, special or relative rights or qualifications, voting rights, dividend rates, conversion rights, redemption price, and liquidation preferences of any series of preferred stock.  Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock.

Our Articles of Incorporation and bylaws contain provisions that could discourage acquisition bids or merger proposals.

Authority to Issue Additional Shares. Under our Articles of Incorporation, our board of directors may issue up to an aggregate of 1,000,000 shares of preferred stock without shareholder action.  Subject to limitations imposed by law or our Articles of Incorporation, the preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of shareholders. At December 31, 2017, no shares of preferred stock were outstanding.

Banking Laws. Any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act, which may delay, discourage or prevent an attempted acquisition or change in control of us.

Restrictions on Calling Special Meeting and Board Nominations. Our bylaws include a provision prohibiting the holders of less than 25% of the voting shares from calling a special meeting of shareholders.  Shareholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a shareholders' meeting.

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

Approximately 26% of our outstanding shares of voting common stock are owned by three shareholders whose interests could conflict with those of our other shareholders.  Castle Creek, Patriot and SVBP own approximately 7.99%, 7.99% and 9.87%, respectively, of our outstanding shares of voting common stock as of December 31, 2017.  Further, in connection with the private placement, Castle Creek and Patriot each appointed one representative to the Company's board of directors, in each case for so long as these entities, together with its respective affiliates, owns, in aggregate, 5% or more of all of the outstanding shares of our common stock. As a result, Castle Creek and Patriot will have a vote with respect to our corporate policy and business strategy and each of the investors will be able to vote on our business as shareholders, including the election of our board of directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that any of these investors may have interests that are different from, or in addition to, the interests of our other shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, the Company conducts operations through locations as shown below.  Trinity is headquartered in the main Bank office in Los Alamos, New Mexico.  Six banking offices are owned by the Bank and are not subject to any mortgages or material encumbrances.  The Bank's Albuquerque office (AJ I) is in leased office space.  In March 2016, the Bank formed Triscensions ABQ, LLCs, a wholly owned subsidiary of the Bank, for the purpose of acquiring, holding, and managing the commercial office building on Pan American Freeway, NE in Albuquerque, NM, and in June 2017, the Bank began occupying approximately one quarter of the building as its Albuquerque Pan Am banking office.  In June 2017, the Company purchased the land where the Cerrillos Road banking office is located.  Previously, the land was leased.

Properties	Address	Entity

Company Headquarters	1200 Trinity Drive Los Alamos, New Mexico 87544	Trinity

Los Alamos Office	1200 Trinity Drive Los Alamos, New Mexico 87544	Bank

White Rock Office	77 Rover White Rock, New Mexico 87544	Bank

Santa Fe Office I (Galisteo)	2009 Galisteo Street Santa Fe, New Mexico 87505	Bank

Santa Fe Office II (Downtown)	301 Griffin Street Santa Fe, New Mexico 87501	Bank

Santa Fe Office III (Cerrillos Road)	3674 Cerrillos Road Santa Fe, New Mexico 87507	Bank

Albuquerque Office (Albuquerque-Pan Am)	7445 Pan American Freeway NE Albuquerque, New Mexico 87109	Bank

Albuquerque Office I (AJ I)	6700 Jefferson NE Suite A-2 Albuquerque, New Mexico 87109	Bank

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

In addition to legal proceedings occurring in the normal course of business, certain legal proceedings as set forth below are ongoing.

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

In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe ("Enloe"), Trinity and the Bank's former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company's former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank's former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015. On April 28, 2016, the Court entered an order consolidating the Pierce suit with the Enloe and Trinity suits.  In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for bad faith breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe's suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce and the counterclaims of Cook allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of claims.  On July 18, 2016, one of the insurance company defendants filed a notice removing the consolidated lawsuits to the United States District Court for the District of New Mexico.   Enloe, Pierce, the Company and the Bank each filed motions to remand the coverage litigation back to the First Judicial District Court.  On July 26, 2017, U.S. District Judge James Parker issued a memorandum opinion and order granting the motions to remand filed by Enloe, Cook, Pierce, the Bank and the Company and granting these parties' request for attorney's fees and costs incurred in connection with the motions to remand.  The Court ultimately awarded almost $100,000 in fees and costs.  An Order remanding the case back to the First Judicial District Court was entered on September 8, 2017.

Due to the one year delay in federal court, the First Judicial District Court entered an amended scheduling order.  This case is now on a jury trial trailing docket commencing March 11, 2019; however, the Court has ordered the parties to attend a mediated settlement conference no later than September 24, 2018.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trinity's common stock was listed on the OTCQX on September 11, 2017 under the symbol "TRIN".  Trinity's common stock is quoted on the OTCQX.  However, the existing market for our common stock remains limited.  No firm makes a market in our stock.  As of December 31, 2017, there were 11,364,862 shares of voting common stock outstanding.  As of March 15, 2018, Trinity had approximately 1,450 stockholders of record.  On March 15, 2018, the closing price of Trinity's stock was $7.60 per share.

The tables below show the reported high and low sales prices of the common stock during the periods indicated.  The prices below are only the trades where the price was disclosed to the Company.  Sales where the value of the shares traded was not given to us are not included.

Quarter ended	High sales price	Low sales price

December 31, 2017	$7.03	$4.65
September 30, 2017	5.25	4.75
June 30, 2017	6.00	4.50
March 31, 2017	4.50	4.25

December 31, 2016	$4.75	$3.75
September 30, 2016	4.00	3.75
June 30, 2016	4.00	4.00
March 31, 2016	4.00	4.00

A table presenting the shares issued and available to be issued under stock-based benefit plans and arrangements can be found under Part III, Item 12,"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

Dividend Policy

Dividends from the Bank have traditionally served as a major source of funds with which Trinity pays dividends and interest due.  Trinity did not pay dividends on its common stock during 2017 or 2016.  The Company is subject to certain restrictions that limit its ability to pay dividends on its common stock.  Under New Mexico law, a corporation may not, subject to any restrictions in its articles of incorporation, make any distributions to its shareholders if, after giving effect to such distribution either (1) the corporation would be unable to pay its debts as they become due in the usual course of its business, or (2) the corporation's total assets would be less than the sum of its total liabilities and the maximum amount that then would be payable, in any liquidation, in respect of all outstanding shares having preferential rights in liquidation.

In addition, certain restrictions may be placed on our ability to pay dividends by the applicable regulatory authorities.  See "Supervision and Regulation - Trinity - Dividend Payments" and Supervision and Regulation - The Bank - Dividends Payments" of this Form 10-K.

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

Critical Accounting Policies

In the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") as well as general practices within the industry in which we operate, it is necessary for management to make estimates and assumptions as to assets and liabilities of the balance sheet date and revenues and expenses for the period being reported.  Actual results may differ significantly from the estimates, assumptions and judgments used.  Because some policies inherently have a greater reliance on these estimates and assumptions and require subjective and complex judgment; management considers the following to be critical accounting policies.

Allowance for Loan and Lease Losses: Management's evaluation process used to determine the appropriateness of the allowance for loan and lease losses (the "allowance") to provide for probable losses inherent in the loan portfolio is subject to the use of estimates, assumptions and judgments.

 In analyzing the adequacy of the allowance, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic internal and external loan reviews. Specific reserves for loans considered impaired and historical loss experience factors for similar classifications of loans, combined with other considerations, such as delinquency, nonaccrual, trends on criticized and classified loans, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.  Management uses a systematic methodology, which is applied quarterly, to determine the amount of the allowance and the resultant provisions for loan losses it considers adequate to provide for probable loan losses.

Future events and conditions are inherently difficult to predict and therefore the anticipated amount of loan losses and adequacy of the allowance could change significantly.  In addition, as an integral part of their examination process, regulatory agencies periodically review our allowance and may require us to make additions to the allowance, or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations based on their judgment of information available at the time of their examinations differs from that of management.

The Company believes the level of the allowance at December 31, 2017 is adequate.

Mortgage Servicing Rights ("MSRs"): The fair value of the Company's mortgage servicing rights asset is important to the presentation of the consolidated financial statements as the MSR asset is carried at its estimated fair value and such rights do not trade in an active market with readily observable prices.  Historically, the Company has relied on an independent valuation from a third party which used a model to estimate the fair value of the MSR portfolio.  The model incorporated estimates, particularly estimated prepayment speeds of the underlying mortgages serviced and overall interest rate levels.  Changes in these assumptions would significantly impact mortgage loan prepayments which in turn, could reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In the periods presented, the  estimated fair value of the MSRs was calculated and recorded on a monthly basis.  Fees earned, based on contractual percentages of the outstanding balances of the underlying loans for MSRs were recorded as mortgage loan servicing fees on the consolidated statement of operations, net of the change in fair market value.

In the third quarter of 2017, an offer to sell the MSR portfolio was accepted and the fair market value was adjusted at the time to the expected net value of the transaction.  The sale was completed on December 31, 2017.

Other Real Estate Owned ("OREO"): OREO, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported in the consolidated financial statements at the lower of cost or fair value, as determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered valid is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO. Management reviews the value of OREO at least annually and if a reduction in the investment in the property is indicated, the resulting decline in value is recorded as non-interest expense in the Company's consolidated statement of operations.

Deferred Tax Assets: The assessment of tax assets by management involves the use of estimates, assumptions and judgment regarding certain accounting pronouncements as well as federal and state tax codes and regulations.  This evaluation was further impacted at December 31, 2017 by the enactment on December 22, 2017 of the Tax Reform.  There is no assurance that future events such as positions and interpretations of taxing authorities, will not differ from management's position regarding the calculation of the DTA which could have a significant impact on the Company's consolidated balance sheet and statement of operations.  The DTA is calculated by management on a quarterly basis and adjustments recorded as determined appropriate.  Additionally, a quarterly assessment is performed to determine if a valuation allowance is necessary for any or all of the Company's DTAs.  A valuation allowance is required to be established or maintained if, based on available evidence both positive and negative, it is more likely than not that all or some portion of the DTA may not be realized.  Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate the ability of the Company to generate sufficient taxable income in future periods and/or of the character of such earnings necessary to utilize the benefit of the DTA. In making this assessment, all sources of taxable income available to realize the DTA are considered, including taxable income in carryback and carryforward periods, future reversals of existing temporary differences and tax planning strategies available under the tax law. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from a change in judgment about the realization of deferred tax assets in future years are recorded through the current period's income tax expense in the Company's consolidated statement of operations.

Through the quarterly DTA valuation assessments of whether it was more likely than not that the Company would be able to realize the full DTA, management concluded that a valuation allowance was necessary.  As such, a valuation allowance in the amount of $2.5 million was outstanding at December 31, 2017, of which $2.1 million was recorded in the Company's consolidated statements of operations for the period ended December 31, 2017 as provision for income taxes.

Furthermore, on December 22, 2017, President Trump enacted the Tax Cuts and Jobs Act which included, among other provisions, a reduction of the federal tax rates.  As required under GAAP, the Company's DTA was reevaluated, applying the new federal tax rate of 21% with the resulting asset reduction of $4.9 million recorded in the Company's consolidated statement of operations for the year ended December 31, 2017 as income tax expense.

There remain limitations on the ability to include the DTA for regulatory capital purposes. Pursuant to regulatory requirements, DTAs that arise from net operating loss and tax credit carryforwards are shown as a deduction from CET1 capital and additional Tier 1 capital based on transition provisions starting in 2015 with those DTAs being fully deducted from CET1 capital in 2018.  DTAs that arise from temporary differences that could not be realized through net operating loss carrybacks which exceed either a 10% or 15% threshold of CET1 capital are reported as deductions from CET1 capital.  Finally, DTAs that arise from temporary differences that can be realized through net operating loss carrybacks are not subject to deduction.

The Company believes the tax assets and liabilities are appropriately recorded in the consolidated financial statements included in this Form 10-K.  Please see Note 14 "Income Taxes" in Item 8 "Financial Statements" of this Form 10-K for more information.

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

Net Income/Loss. Net loss available to common shareholders for the year ended December 31, 2017 was $6.6 million, or a diluted loss per common share of $0.38, compared to net income available to common shareholders of $11.8 million for the year ended December 31, 2016, or diluted earnings per common share of $1.71, a reduction of $18.4 million in net income and a decrease in diluted earnings per common share of $2.09.  For 2017, net income available to common shareholders decreased $18.4 million, net interest income before provision decreased $794 thousand, provision for loan losses decreased $3.0 million, total noninterest income decreased $2.9 million, total noninterest expenses decreased $1.2 million, and income tax expense increased $22.4 million.  This reduction in net income available to common shareholders was primarily due to the reversal of the majority of the valuation allowance on the net DTAs resulting in an income tax benefit of $13.7 million in 2016, a $4.9 million DTA decrease in 2017 due to the Tax Reform, a decrease in loan interest income of $2.2 million due to declining loan balances, a decrease in gain on sales of loans of $2.3 million, a decrease in gain on sale of securities of $1.4 million, an increase in data processing expenses of $1.3 million which included a one-time expense of $419 thousand due to the discontinuation of a service provided by FIS, a decrease in the value of the MSR asset of $1.1 million, a decrease in legal, professional, and accounting fees of $979 thousand, a decrease in gains on sale of OREO of $964 thousand, an ESOP restorative contribution accrual of $1.2 million, and a decrease in mortgage servicing fees of $227 thousand due to the decline in 1-4 family loan balances serviced for others.  These were partially offset by a $3.0 million decrease in provision for loan losses due to a reversal provision of $1.2 million in 2017, a decrease in preferred stock dividends and discount accretion of $3.5 million due to the redemption of Series A Preferred Stock and Series B Preferred Stock in January 2017, a decrease in salaries and benefits of $2.1 million due to a reduction in workforce, an increase in mortgage referral fees of $985 thousand, a decrease in deposit interest expense of $516 thousand, a decrease in junior subordinated debt of $426 thousand due to paying all of the accrued and unpaid interest due on the junior subordinated debt in the first quarter of 2017, and a decrease in occupancy expense of $390 thousand.

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

Net Interest Income. The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates:

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans(1)	$752,783	$36,761	4.88%	$812,377	$38,915	4.79%	$862,465	$42,364	4.91%
Taxable investment securities	373,506	6,695	1.79%	402,325	7,716	1.92%	269,653	3,956	1.47%
Investment securities exempt from federal income taxes	77,667	1,920	2.47%	25,130	520	2.07%	6,739	175	2.60%
Interest bearing fed funds and other investments	-	-	0.00%	3,119	43	1.38%	20,129	155	0.77%
Other interest-bearing deposits	45,211	526	1.16%	95,972	432	0.45%	217,590	739	0.34%
Non-marketable equity securities	3,992	214	5.37%	4,001	222	5.55%	4,281	215	5.02%
Total interest-earning assets	1,253,159	46,116	3.68%	1,342,924	47,848	3.56%	1,380,857	47,604	3.45%
Non-interest-earning assets	70,416			68,734			61,065
Total assets	$1,323,575			$1,411,658			$1,441,922

Interest-bearing Liabilities:
Deposits:
NOW deposits	$384,201	$257	0.07%	$401,896	$242	0.06%	$422,827	$283	0.07%
Money market deposits	17,420	15	0.09%	22,934	26	0.11%	20,472	25	0.12%
Savings deposits	402,951	324	0.08%	365,917	338	0.09%	374,714	318	0.08%
Time deposits over $100,000	92,498	730	0.79%	133,403	1,040	0.78%	170,770	1,457	0.85%
Time deposits under $100,000	100,027	437	0.44%	122,428	633	0.52%	140,579	856	0.61%
Short-term borrowings	373	4	1.11%	-	-	0.00%	4,441	139	3.13%
Long-term borrowings	2,300	146	6.34%	2,300	146	6.34%	2,300	146	6.35%
Long-term capital lease obligation	1,048	-	0.00%	2,211	-	0.00%	2,211	-	0.00%
Junior subordinated debt	37,025	2,516	6.70%	37,116	2,942	7.93%	37,116	2,652	7.15%
Total interest-bearing liabilities	1,037,843	4,429	0.42%	1,088,205	5,367	0.45%	1,175,430	5,876	0.50%
Demand deposits, noninterest- bearing	164,407			176,215			150,843
Other noninterest-bearing liabilities	16,604			60,416			32,775
Shareholders' equity, including stock owned by ESOP	104,721			86,822			82,874
Total liabilities and shareholders equity	$1,323,575			$1,411,658			$1,441,922
Net interest income/interest rate spread (2)		$41,687	3.26%		$42,481	3.12%		$41,728	2.95%
Net interest margin (3)			3.33%			3.16%			3.02%

(1)
Average loans include nonaccrual loans of $14.1 million, $24.3 million and $31.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Interest income includes loan origination fees of $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

In 2017, net interest income decreased $794 thousand to $41.7 million from $42.5 million in 2016 due to decreased interest income of $1.7 million and a decrease in interest expense of $938 thousand from 2016.  Net interest income decreased primarily due to a decrease in average volume of loans of $59.6 million, a decrease in average volume of other interest bearing deposits of $50.8 million, and a decrease in average volume of taxable investment securities of $28.8 million, partially offset by an increase in average volume of tax exempt investment securities of $52.5 million.  The net reduction in volume and shift in mix from loans and other interest bearing deposits to tax exempt investment securities resulted in the average yield on earning assets increasing 12 basis points to 3.68% in 2017 from 3.56% in 2016.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $63.3 million, a decrease in average volume of NOW deposits of $17.7 million, and a decrease in average volume of money market deposits of $5.5 million, partially offset by an increase in average volume of savings deposits of $37.0 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline three basis points to 0.42% in 2017 from 0.45% in 2016.  Net interest margin increased 17 basis points to 3.33% in 2017 from 3.16% in 2016.

In 2016, net interest income increased $753 thousand to $42.5 million from $41.7 million in 2015 due to increased interest income of $244 thousand and a decrease in interest expense of $509 thousand from 2015.  Net interest income increased primarily due to an increase in volume of taxable investment securities of $132.7 million and an increase in volume of tax-exempt investment securities of $18.4 million, partially offset by a lower average volume of loans of $50.1 million and a lower average volume of interest-bearing deposits of $121.6 million.  The increase volume of investment securities resulted in the average yield on earning assets to increase 11 basis points to 3.56% in 2016 from 3.45% in 2015.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $55.5 million, a decrease in average volume of NOW deposits of $20.9 million, and a decrease in average volume of savings deposits of $8.8 million, partially offset by an increase in average volume of money market deposits of $2.5 million.  The reduction in volume and shift in deposit mix caused the cost of interest-bearing liabilities to decline five basis points to 0.45% in 2016 from 0.50% in 2015. The decrease in the cost of funds on interest-bearing liabilities is a result of an effort by management to decrease the cost of funds and increase the overall interest margin, causing existing deposits to reprice at lower interest rates, and causing new deposits to be priced at lower interest rates.  Net interest margin decreased 14 basis point to 3.16% in 2016 from 3.02% in 2015.

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

	Year ended December 31,			Year Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans, includes fees	$(2,855)	$701	$(2,154)	$(2,460)	$(989)	$(3,449)
Taxable investment securities	(553)	(468)	(1,021)	1,946	1,814	3,760
Investment securities exempt from federal income taxes	1,087	313	1,400	478	(133)	345
Interest bearing fed funds and other investments	(43)	-	(43)	(131)	19	(112)
Other interest bearing deposits	(228)	322	94	(413)	106	(307)
Non-marketable equity securities	-	(8)	(8)	(14)	21	7
Total (decrease) increase in interest income	$(2,592)	$860	$(1,732)	$(594)	$838	$244
Interest-bearing Liabilities:
NOW deposits	$(11)	$26	$15	$(14)	$(27)	$(41)
Money market deposits	(6)	(5)	(11)	3	(2)	1
Savings deposits	34	(48)	(14)	(7)	27	20
Time deposits over $100,000	(319)	9	(310)	(319)	(98)	(417)
Time deposits under $100,000	(116)	(80)	(196)	(111)	(112)	(223)
Short-term borrowings	37	(33)	4	(139)	-	(139)
Long-term borrowings	-	-	-	-	-	-
Capital long-term lease obligation	-	-	-	-	-	-
Junior subordinated debt	(7)	(419)	(426)	-	290	290
Total (decrease) increase in interest expense	$(388)	$(550)	$(938)	$(587)	$78	$(509)
(Decrease) increase in net interest income	$(2,204)	$1,410	$(794)	$(7)	$760	$753

Provision for Loan Losses. Our allowance is established through charges to income in the form of the provision in order to bring our allowance to a level deemed appropriate by management. The allowance at December 31, 2017 and December 31, 2016 was $13.8 million and $14.4 million, respectively, representing 2.0 % and 1.8 % of total loans, respectively, as of such dates. We recorded a $1.2 million reverse provision for loan losses for the year ended December 31, 2017 compared with a provision for loan losses of $1.8 million for the year ended December 31, 2016. The decrease in the allowance was primarily due to a decrease in loan balances.  The reverse provision for the year ended December 31, 2017 was primarily due to the decrease in loan balances and changes in qualitative factors due to the portfolio risk decreasing.  See the "Financial Condition" section below for further information on provision for loan losses.

The provision for loan losses for the year ended December 31, 2016 was $1.8 million compared with $500 thousand provision for the year ended December 31, 2015. The allowance at December 31, 2016 and December 31, 2015 was $14.4 million and $17.4 million, respectively.  The decrease in the allowance was primarily due to a decrease in impaired loan balances due to a loan sale in the fourth quarter of 2016.

Noninterest Income. Changes in noninterest income between 2017 and 2016 and between 2016 and 2015 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$1,829	$2,056	$(227)	$2,056	$2,298	$(242)
Trust and investment services fees	2,581	2,260	321	2,260	2,604	(344)
Service charges on deposits	990	1,025	(35)	1,025	1,262	(237)
Net gain (loss) on sale of OREO	846	1,810	(964)	1,810	427	1,383
Net (loss) gain on sale of loans	(394)	1,918	(2,312)	1,918	2,629	(711)
Net (loss) gain on sale of securities	(1,248)	184	(1,432)	184	4	180
BOLI income	465	191	274	191	-	191
Mortgage referral fee income	1,559	574	985	574	-	574
Other fees	2,224	1,705	519	1,705	2,107	(402)
Other noninterest income (loss)	90	104	(14)	104	(1,202)	1,306
Total noninterest income	$8,942	$11,827	$(2,885)	$11,827	$10,129	$1,698

Noninterest income decreased $2.9 million to $8.9 million in 2017 from $11.8 million in 2016, primarily attributable to a decrease in gains on sale of loans of $2.3 million due to the Bank's strategy shift in 2016 to generate applications for non-affiliated mortgage companies on a fee basis, a decrease in gains on sale of securities of $1.4 million, a decrease in gains on sale of OREO of $964 thousand, and a decrease in mortgage loan servicing fees of $227 thousand due to the decrease in residential loan servicing portfolio, partially offset by an increase in mortgage referral fee income of $985 thousand, an increase in other fees of $519 thousand primarily due to one-time interchange fees from MasterCard of $360 thousand, an increase in trust and investment service fees of $321 thousand, and an increase in BOLI income of $274 thousand due to additional BOLI investments in the fourth quarter of 2017.

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

Noninterest Expenses. Changes in noninterest expenses between 2017 and 2016 and between 2016 and 2015 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Net difference	2016	2015	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$23,579	$25,630	$(2,051)	$25,630	$24,482	$1,148
Occupancy	3,124	3,205	(81)	3,205	3,452	(247)
Data processing	5,114	3,818	1,296	3,818	2,979	839
Legal, professional and audit fees	5,397	6,376	(979)	6,376	7,304	(928)
Change in value of MSRs	1,695	558	1,137	558	1,393	(835)
Other noninterest expenses:
Marketing	786	1,067	(281)	1,067	1,335	(268)
Supplies	293	794	(501)	794	486	308
Postage	548	639	(91)	639	648	(9)
FDIC insurance premiums	891	2,250	(1,359)	2,250	3,087	(837)
Collection expenses	1,066	746	320	746	834	(88)
Other	6,416	4,988	1,428	4,988	3,443	1,545
Total other noninterest expenses	10,000	10,484	(484)	10,484	9,833	651
Total noninterest expenses	$48,909	$50,071	$(1,162)	$50,071	$49,443	$628

Noninterest expenses decreased $1.2 million to $48.9 million in 2017 from $50.1 million in 2016. This decrease was primarily attributable to a decrease of $2.1 million in salaries and benefits expense, a decrease of $1.6 million in regulatory assessments, a decrease of $979 thousand in legal, professional, and accounting fees, a decrease of $501 thousand in supply expenses, a decrease of $268 thousand in business development expenses, a decrease of $227 thousand in interest rate contracts mark-to-market, a decrease of $176 thousand in insurance expense, a decrease of $164 thousand in employee training and travel expenses, and a decrease of $162 thousand in employee recruitment expense.  These were partially offset by an increase of $1.3 million in data processing expenses, an ESOP restorative contribution accrual of $1.2 million, an increase of $1.1 million in MSR fair value, an increase of $429 thousand in customer relations and sponsorships, an increase of $320 thousand in collection expense, an increase of $186 thousand in loan related expenses, an increase of $151 thousand in shareholder relations expenses, and an increase of $149 thousand in director related expenses.

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

Income Taxes. Provision for income taxes increased $22.4 million from December 31, 2016 to December 31, 2017.   Included in this change was an income tax provision of $4.9 million recorded in the fourth quarter of 2017 relating to the enactment of the Tax Reform.  Additionally, in 2016, the Company recorded a tax benefit of $13.7 million resulting primarily from the reversal of most of their previously recorded valuation allowance on deferred tax assets.  There was no income tax provision or benefit in 2015.  Due to the private placement on December 19, 2016 and resulting change in control for federal income tax purposes, the Company has a Section 382 annual limitation of $1.14 million at December 31, 2017. However, the Company expects to realize the full federal NOL amount of $13.6 million it has as of December 31, 2017. For further discussion of income taxes, see Note 14 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data".

Financial Condition

General. Total assets as of December 31, 2017 were $1.29 billion, decreasing $137.9 million from $1.43 billion as of December 31, 2016.  During 2017, net loans decreased by $84.8 million and cash and cash equivalents decreased by $83.9 million, but were offset by an increase of $29.1 million in investment securities available for sale and additional BOLI purchases of $15 million.  During the same period total liabilities decreased to $1.18 billion, a decrease of $106.2 million.  Shareholders' equity (excluding stock owned by the Trinity Capital Corporation Employee Stock Ownership Plan "the "ESOP")) decreased $34.5 million to $99.6 million as of December 31, 2017 compared to $134.1 million as of December 31, 2016 primarily due to the redemption of Series A Preferred Stock and Series B Preferred Stock.

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

The following table sets forth the amortized cost and fair value of our securities portfolio:

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$69,315	$68,551	$69,306	$68,828	$69,798	$69,584
States and political subdivisions	157,652	158,706	38,718	37,343	3,429	3,576
Residential mortgage-backed security	124,578	123,083	206,101	203,819	123,055	121,597
Residential collateralized mortgage obligation	9,715	9,686	14,828	14,816	40,305	39,921
Commercial mortgage backed security	110,483	108,162	117,272	114,172	41,341	41,119
SBA pool	560	545	681	672	757	750
Asset-backed security	-	-	-	-	40,136	39,493
Totals	$472,303	$468,733	$446,906	$439,650	$318,821	$316,040

Securities Held to Maturity:
SBA pools	$7,854	$7,369	$8,824	$8,613	$8,986	$8,988
Totals	$7,854	$7,369	$8,824	$8,613	$8,986	$8,988

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from seven months to seven years.  As of December 31, 2017, states and political subdivision investment securities consist of a local issue rated Aaa to Aa3 by Moody's Investment Services with maturities of eight months to eighteen years.

The Company had a total of $9.7 million in residential collateralized mortgage obligations ("CMOs") as of December 31, 2017.  The CMOs were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of December 31, 2017, the ratings of these securities were Aaa to Ba1, which are considered "Investment Grade" (rating of "BBB" or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of December 31, 2017, none of these securities were deemed to have other than temporary impairment ("OTTI").  The Company continues to closely monitor the performance and ratings of these securities.

As of December 31, 2017 and 2016, securities of no single issuer exceeded 10% of shareholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of December 31, 2017:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of December 31, 2017	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$-	0.00%	$63,281	1.87%	$5,270	2.27%	$-	0.00%
States and political subdivision (1)	201	1.20%	1,518	1.91%	1,338	2.54%	155,649	2.55%
Mortgage backed	14	1.12%	31,402	1.72%	75,069	2.34%	134,446	2.25%
SBA pools	-	0.00%	-	0.00%	-	0.00%	545	1.87%
Totals	$215	1.19%	$96,201	1.82%	$81,677	2.34%	$290,640	2.41%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,854	3.88%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,854	3.88%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As the Company addressed other pressing issues, levels of total loans decreased steadily from 2012 through 2017.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate and construction real estate loan portfolios have steadily decreased primarily due to the Bank's refined lending strategy to generate applications for non-affiliated mortgage companies on a fee basis for residential mortgage loans.

The following table sets forth the composition of the loan portfolio:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$61,388	8.76%	$69,161	8.79%	$92,995	11.05%
Commercial real estate	378,802	54.04	405,900	51.58	371,599	44.17
Residential real estate	178,296	25.43	214,726	27.29	258,606	30.74
Construction real estate	63,569	9.07	75,972	9.66	89,341	10.62
Installment and other	18,952	2.70	21,053	2.68	28,730	3.42
Total loans	701,007	100.00	786,812	100.00	841,271	100.00
Unearned income	(863)		(1,322)		(1,483)
Gross loans	700,144		785,490		839,788
Allowance for loan losses	(13,803)		(14,352)		(17,392)
Net loans	$686,341		$771,138		$822,396

Net loans decreased $84.8 million from $771.1 million as of December 31, 2016 to $686.3 million as of December 31, 2017. There were decreases in all loan categories, including decreases in gross residential real estate loans of $36.4 million, gross commercial real estate loans of $27.1 million, gross construction loans of $12.4 million, gross commercial loans of $7.8 million, and gross installment and other loans of $2.1 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of December 31, 2017:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$2,348	$26,635	$22,420	$567	$9,418	$-	$34,186	$27,202
Commercial real estate	7,574	100,770	91,248	71,684	103,109	4,417	201,931	176,871
Residential real estate	371	94,922	3,692	11,327	67,375	609	71,438	106,858
Construction real estate	10,636	29,387	3,700	264	14,038	5,544	28,374	35,195
Installment and other	825	10,766	3,189	-	4,172	-	8,186	10,766
Total loans	$21,754	$262,480	$124,249	$83,842	$198,112	$10,570	$344,115	$356,892

Asset Quality. Over the past several years, the Bank has experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accruing loans	$17,340	$21,478	$30,325	$47,856	$52,086
Loans 90 days or more past due, still accruing interest	-	-	-	361	32
Total non-performing loans	17,340	21,478	30,325	48,217	52,118
OREO	6,432	8,436	8,346	13,980	14,002
Other repossessed assets	-	-	-	338	343
Total non-performing assets	$23,772	$29,914	$38,671	$62,535	$66,463
TDRs, still accruing interest	$33,801	$35,158	$53,862	$60,973	$80,873
Total non-performing loans to total loans	2.47%	2.73%	3.60%	5.29%	4.92%
Allowance for loan losses to non- performing loans	79.60%	66.82%	57.35%	51.40%	54.41%
Total non-performing assets to total assets	1.85%	2.10%	2.76%	4.32%	4.29%

As of December 31, 2017, total non-performing assets decreased $6.1 million to $23.8 million from $29.9 million as of December 31, 2016 primarily due to a decrease in non-accruing loans of $4.1 million.  The decreases in non-accruing loans were primarily in the categories of construction real estate loans of $6.2 million and commercial loans of $1.1 million, partially offset by an increase in non-accruing commercial real estate loans of $2.8 million and residential real estate loans of $352 thousand. The overall reduction in non-performing assets is a result of a combination of transfers to OREO, loan upgrades, charge-offs, and payoffs.

The following table presents data related to non-performing loans by dollar amount and category as of December 31, 2017 and 2016:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	1	4,709	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	3	102	10	3,908	52	4,599
Total	3	$102	11	$8,617	52	$4,599

Percentage of individual loan category		0.17%		2.27%		2.58%

December 31,2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	2,212	-	-
Under $1.5 million	14	1,192	11	3,611	50	4,247
Total	14	$1,192	12	$5,823	50	$4,247

Percentage of individual loan category		1.72%		1.43%		1.98%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	1	4,709
$1.5 million to $2.9 million	1	2,001	-	-	1	2,001
Under $1.5 million	11	1,910	4	111	80	10,630
Total	12	$3,911	4	$111	82	$17,340

Percentage of individual loan category		6.15%		0.59%		2.47%

December 31, 2016
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	3	6,596	-	-	4	8,808
Under $1.5 million	17	3,563	4	57	96	12,670
Total	20	$10,159	4	$57	100	$21,478

PePercentage of individual loan category		13.37%		0.27%		2.73%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers now have access to all elements of a relationship.  In 2017 and 2016, a significant portion of the loan portfolio was also examined by independent third party consultants.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are made.  If interest on nonaccrual loans had been accrued, such income would have amounted to $935.3 thousand and $1.1 million for the years ended December 31, 2017 and 2016, respectively.  Our policy is to place loans 90 days past due on nonaccrual status.

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

The following table presents an analysis of the allowance for the periods presented:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$14,352	$17,392	$24,783	$28,358	$35,633
(Benefit) provision for loan losses	(1,220)	1,800	500	2,000	-
Charge-offs:
Commercial	270	822	1,919	2,261	2,028
Commercial real estate	244	5,834	4,731	2,772	3,296
Residential real estate	600	1,726	2,297	2,463	2,447
Construction real estate	1,411	21	1,570	285	471
Installment and other	381	575	642	631	929
Total charge-offs	2,906	8,978	11,159	8,412	9,171
Recoveries:
Commercial	428	2,830	1,476	818	762
Commercial real estate	251	601	508	746	290
Residential real estate	304	348	520	669	436
Construction real estate	335	143	471	454	295
Installment and other	2,259	216	293	150	113
Total recoveries	3,577	4,138	3,268	2,837	1,896
Net (recoveries) charge-offs	(671)	4,840	7,891	5,575	7,275
Balance at end of year	$13,803	$14,352	$17,392	$24,783	$28,358
Net recoveries for 2017 totaled $671 thousand, a decrease of $5.5 million in charge-offs from 2016 primarily due to decreases in net charge-offs for commercial real estate loans of $5.2 million, decreases in net charge-offs for installment and other loans of $2.2 million due to a large recovery on a loan relationship that was previously fully charged-off in 2012, decreases in net charge-offs of residential real estate loans of $1.1 million, partially offset by decreases in net recoveries for commercial loans of $1.9 million, and increases in net charge-offs of construction real estate loans of $1.2 million.

The following table sets forth the allocation of the allowance for the years presented and the percentage of allowance in each classification to total allowance:

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$536	3.88%	$1,449	10.10%
Commercial real estate	8,573	62.11	6,472	45.09
Residential real estate	2,843	20.60	4,524	31.52
Construction real estate	1,030	7.46	1,119	7.80
Installment and other	315	2.28	715	4.98
Unallocated	506	3.67	73	0.51
Total	$13,803	100.00%	$14,352	100.00%

The allowance decreased $549.0 thousand from $14.4 million as of December 31, 2016 to $13.8 million as of December 31, 2017. This reduction was largely due to the decline in loan balances and specifically impaired loan balances.  A $1.2 million reversal provision for loan loss was recorded during 2017 due to the decline in loan balances, the change in qualitative factors due to the portfolio risk decreasing, and the decrease in impaired loans.  A $1.8 million provision for loan loss was required during 2016 due to the bulk loan sale. As of December 31, 2017 there are $5.2 million in specific reserves recorded to cover future charge-offs.  For further information, see the discussion in "Critical Accounting Policies—Allowance for Loan and Lease Losses" above in this Item 7.

We consider a loan to be impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less estimated selling costs when foreclosure is probable, rather than discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge-off to the allowance.

The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less estimated disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of December 31, 2017 were $51.1 million.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance had a total of $5.2 million allocated in the allowance as of December 31, 2017.

Troubled debt restructurings ("TDRs" or restructured loans") are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of December 31, 2017 were $38.9 million.  Of these, $33.8 million were still performing in accordance with modified terms as of December 31, 2017.  Please see Part II, Item 8, Note 4 for additional information.

Although the Company believes the allowance is sufficient at December 31, 2017 to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.

Although management believes that adequate specific and general allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Performing loans classified as:
Substandard	$12,164	$22,573	$59,860	$73,643	$88,294
Total performing adversely classified loans	$12,164	$22,573	$59,860	$73,643	$88,294
Special mention loans	$5,681	$18,589	$30,932	$52,313	$35,260

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of December 31, 2017 were $12.2 million, a decrease of $10.4 million from $22.6 million as of December 31, 2016.  The declines were primarily in the commercial loans, commercial real estate loans, and construction real estate loan categories.  In addition, special mention loans decreased $12.9 million for the year ended December 31, 2017.  These declines were primarily in commercial real estate loans, construction real estate loans, and commercial loans.  The declines in were primarily due to payoffs and upgrades.  For further discussion of loans, see Note 4 "Loans and Allowance for Loan and Lease Losses" in Item 8, "Financial Statements and Supplementary Data."

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

The following table sets forth the maturities of time deposits of $250 thousand or more:

December 31, 2017 (In thousands)

Maturing within three months	$2,515
After three but within six months	4,559
After six but within twelve months	5,924
After twelve but within three years	2,316
After three years	6,325
Total time deposits of $250,000 or more	$21,639

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The following table sets forth certain information regarding our borrowings for the years ended December 31, 2017, 2016 and 2015:

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
Short-term borrowings:
Average balance outstanding	$373	$-	$4,441
Maximum outstanding at any month-end during the period	-	-	20,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	1.11%	0.00%	3.13%
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%
Long-term borrowings:
Average balance outstanding	$2,300	$2,300	$2,300
Maximum outstanding at any month-end during the period	2,300	2,300	2,300
Balance outstanding at end of period	2,300	2,300	2,300
Weighted average interest rate during the period	6.34%	6.34%	6.34%
Weighted average interest rate at end of the period	6.34%	6.34%	6.34%
Junior subordinated debt owed to unconsolidated trusts:
Average balance outstanding	$37,116	$37,116	$37,116
Maximum outstanding at any month-end during the period	37,116	37,116	37,116
Balance outstanding at end of period	37,116	37,116	37,116
Weighted average interest rate during the period	6.74%	7.93%	7.15%
Weighted average interest rate at end of the period (1)	6.53%	6.26%	6.09%

(1)	Excludes interest impact of compounding interest on deferred payments.

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

We adhere to a liquidity policy, which was updated and approved by the Board of Directors in December 2017, which requires that we maintain the following liquidity ratios:

●	The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs 1.15 Times.
●	Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) 100%.
●	Fed Funds Purchased are limited to 60% of the total Available Lines, leaving 40% available for emergency needs and potential funding needs.
●	FHLB Advances are limited to 75% of the Total Collateral Advance Capacity leaving 25% available for emergency liquidity needs and potential funding needs.
●	Total Borrowings are limited to no more than 25% of Total Funding (which is defined as equal to Total Assets).
●	Wholesale (CDs) Funds is limited to no more than 25% of the Bank's Total Funding.
●	Brokered funds are not to exceed 20% of total funding without the prior approval of the Board of Directors.
●	The total aggregate balance of Wholesale Funds, Brokered Funds and Borrowings as defined above is limited to no more than 35% of Total Funding.

As of December 31, 2017 we were in compliance with the foregoing policy.  As of December 31, 2016 we were in compliance with the then effective liquidity policy as outlined in the December 31, 2016 Form 10-K filed on April 14, 2017.

As of December 31, 2017, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $122.9 million and standby letters of credit of $5.4 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $133.8 million as of December 31, 2017. As of December 31, 2017, total certificates of deposits declined $47.1 million or 21.4% from the prior year end.

In the event that additional short-term liquidity is needed, we have established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20 million for a short period (15 to 60 days) from this bank. Management believes that we will be able to continue to borrow federal funds from our correspondent bank in the future. Additionally, we are a member of the FHLB and, as of December 31, 2017, we had the ability to borrow from the FHLB up to $425.5 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies which affect its ability to pay dividends to Trinity.  See Part I, Item 1 "Business—Supervision and Regulation—Trinity—Dividends Payments" and Part I, Item 1 "Business—Supervision and Regulation—The Bank—Dividend Payments" of this Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, financial condition, and results of operations.  The Consent Order also requires that the Bank maintain (i) a leverage ratio of Tier 1 capital to total assets of at least 8%; and (ii) a ratio of total capital to total risk-weighted assets of at least 11%. As of December 31, 2017, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" below and Note 18 "Regulatory Matters" in Part II, Item 8, "Financial Statements and Supplementary Data".

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2017.  For further discussion of the nature of each obligation, see Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" for more information on each line item.

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Deposits without a stated maturity (1)	$954,202	$954,202	$-	$-	$-
Time deposits (1)	173,145	133,816	24,707	9,070	5,552
Short-term borrowings (1)	-	-	-	-	-
Long-term borrowings (1)	2,300	-	-	2,300	-
Operating leases	22	22	-	-	-
Junior subordinated debt (1)	37,116	-	-	-	37,116
Total contractual long-term cash obligations	$1,166,785	$1,088,040	$24,707	$11,370	$42,668

(1)	Excludes interest.

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

As of December 31, 2017, the Company had a total of $456.0 thousand of accrued and unpaid interest due on the junior subordinated debt.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2017.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Part II, Item 8, "Financial Statements and Supplementary Data."

	Payments Due by Period
	Total	One year or less	1-3 years	4-5 years	After 5 years
	(in thousands)
Commitments to extend credit:
Commercial	$23,275	$22,050	$750	$475	$-
Commercial real estate	1,785	400	1,385	-	-
Residential real estate	11,257	10,163	1,090	-	4
Construction real estate	22,548	12,066	7,781	63	2,638
Revolving home equity and credit card lines	52,716	33,274	4,886	6,131	8,425
Other	11,329	11,236	93	-	-
Standby letters of credit	5,377	5,210	167	-	-
Total commitments to extend credit	128,287	94,399	16,152	6,669	11,067
Commitments to make loans	1,909	1,909	-	-	-
ESOP liquidity put	5,822	1,164	2,329	2,329	-
Total commitments	$136,018	$97,472	$18,481	$8,998	$11,067

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

As previously discussed, the Consent Order required that the Bank maintain certain capital ratios and receive approval of the OCC prior to declaring dividends.  The Consent Order required the Bank to maintain the following minimum capital ratios: (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%.  The OCC terminated the Consent Order effective November 3, 2017.  The Bank's capital ratios as of December 31, 2017 fall into the category of "well-capitalized".  The required and actual amounts and ratios for Trinity and the Bank as of December 31, 2017 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$152,076	18.1982%	$66,853	8.0000%	N/A	N/A
Bank only	134,959	16.1823%	66,720	8.0000%	$83,399	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	132,900	15.9035%	50,140	6.0000%	N/A	N/A
Bank only	124,481	14.9259%	50,040	6.0000%	66,720	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	106,320	12.7228%	37,605	4.5000%	N/A	N/A
Bank only	124,481	14.9259%	37,530	4.5000%	54,210	6.5000%
Tier 1 leverage (to average assets):
Consolidated	132,900	10.1821%	33,427	4.0000%	N/A	N/A
Bank only	124,481	9.6006%	33,360	4.0000%	41,700	5.0000%

N/A—not applicable

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the capital conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At December 31, 2017 the Bank's capital conservation buffer was 8.1823 % and the consolidated capital conservation buffer was 8.2228%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, disclosure under this item is not required.

Item 8. Financial Statements and Supplementary Data

TRINITY CAPITAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trinity Capital Corporation
Los Alamos, New Mexico

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Capital Corporation & Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2012.

Dallas, Texas
March 30, 2018

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands, except share data)

	2017	2016
ASSETS
Cash and due from banks	$12,893	$13,537
Interest-bearing deposits with banks	22,541	105,798
Cash and cash equivalents	35,434	119,335
Investment securities available for sale, at fair value	468,733	439,650
Investment securities held to maturity, at amortized cost (fair value of $7,369 and $8,613 as of December 31, 2017 and 2016, respectively)	7,854	8,824
Non-marketable equity securities	3,617	3,812
Loans (net of allowance for loan losses of $13,803 and $14,352 as of December 31, 2017 and 2016, respectively)	686,341	771,138
Mortgage servicing rights ("MSRs"), net	-	6,905
Bank owned life insurance ("BOLI")	25,656	10,191
Premises and equipment, net	28,542	25,959
Other real estate owned ("OREO"), net	6,432	8,436
Deferred tax assets	10,143	15,437
Other assets	14,781	15,750
Total assets	$1,287,533	$1,425,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$161,677	$174,305
Interest-bearing	965,670	1,033,115
Total deposits	1,127,347	1,207,420
Long-term borrowings	2,300	2,300
Junior subordinated debt	36,941	36,927
Other liabilities	15,399	41,491
Total liabilities	1,181,987	1,288,138

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 831,645 shares and 671,962 shares as of December 31, 2017 and 2016, respectively, at fair value	5,961	3,192

Commitments and contingencies (Notes 11, 15 and 17)

Shareholders' equity
Preferred stock, no par, authorized 1,000,000 shares
Series A, 9% cumulative perpetual, 0 shares and 35,539 shares issued and outstanding as of December 31, 2017 and 2016, respectively; $1,000 liquidation value per share, at amortized cost	-	35,068
Series B, 9% cumulative perpetual, 0 shares and 1,777 shares issued and outstanding as of December 31, 2017 and 2016, respectively; $1,000 liquidation value per share, at amortized cost	-	1,850
Series C, 0% convertible cumulative perpetual, 0 shares and 82,862 shares issued and outstanding as of December 31, 2017 and 2016, respectively; $475 liquidation value per share, at amortized cost	-	37,089
Common stock voting, no par; 20,000,000 shares authorized; 11,364,862 and 9,199,306 shares issued and outstanding as of December 31, 2017 and 2016, respectively	11,365	9,509
Common stock non-voting, no par; 20,000,000 share authorized; 8,286,200 shares and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8,286	-
Additional paid-in capital	35,071	(1,373)
Retained earnings	54,587	60,651
Accumulated other comprehensive loss	(3,763)	(5,495)
Common stock related to ESOP	(5,961)	(3,192)
Total shareholders' equity before treasury stock	99,585	134,107
Total liabilities and shareholders' equity	$1,287,533	$1,425,437

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
Interest income:
Loans, including fees	$36,761	$38,915	$42,364
Interest and dividends on investment securities:
Taxable	6,695	7,716	3,956
Nontaxable	1,920	520	175
Other interest income	740	697	1,109
Total interest income	46,116	47,848	47,604

Interest expense:
Deposits	1,763	2,279	2,939
Borrowings	150	146	285
Junior subordinated debt	2,516	2,942	2,652
Total interest expense	4,429	5,367	5,876
Net interest income	41,687	42,481	41,728
(Benefit) provision for loan losses	(1,220)	1,800	500
Net interest income after (benefit) provision for loan losses	42,907	40,681	41,228

Noninterest income:
Mortgage loan servicing fees	1,829	2,056	2,298
Trust and investment services fees	2,581	2,260	2,604
Service charges on deposits	990	1,025	1,262
Net gain on sale of OREO	846	1,810	427
Net (loss) gain on sale of loans	(394)	1,918	2,629
Net (loss) gain on sale of securities	(1,248)	184	4
BOLI income	465	191	-
Mortgage referral fee income	1,559	574	-
Other fees	2,224	1,705	2,107
Other noninterest income (loss)	90	104	(1,202)
Total noninterest income	8,942	11,827	10,129

Noninterest expenses:
Salaries and employee benefits	23,579	25,630	24,482
Occupancy	3,124	3,205	3,452
Data processing	5,114	3,818	2,979
Legal, professional, and audit fees	5,397	6,376	7,304
Change in value of MSRs	1,695	558	1,393
Other noninterest expense	10,000	10,484	9,833
Total noninterest expenses	48,909	50,071	49,443
Income before provision for income taxes	2,940	2,437	1,914
Provision (benefit) for income taxes	8,730	(13,676)	-
Net (loss) income	(5,790)	16,113	1,914
Dividends and discount accretion on preferred shares	770	4,272	3,803
Net (loss) income available to common shareholders	$(6,560)	$11,841	$(1,889)
Basic (loss) earnings per common share	$(0.38)	$1.79	$(0.29)
Diluted (loss) earnings per common share	$(0.38)	$1.71	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net (loss) income	$(5,790)	$16,113	$1,914
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2,437	(4,290)	(2,222)
Securities losses (gains) reclassified into earnings	1,248	(184)	(4)
Related income tax (expense) benefit	(1,457)	1,760	-
Other comprehensive income (loss)	2,228	(2,714)	(2,226)
Total comprehensive (loss) income	$(3,562)	$13,399	$(312)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock
	Voting Issued	Held in treasury, at cost	Non-voting Issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common Stock Related to ESOP	Total stockholders' equity
Balance as of December 31, 2014, as previously reported	$6,836	$(10,888)	-	$36,563	$1,963	$47,084	$(555)	-	$81,003
Reclassification to reflect ESOP put obligation					(2,065)	4,084		(2,019)	-
Balance as of December 31, 2014, reclassified	$6,836	$(10,888)	$-	$36,563	$(102)	$51,168	$(555)	$(2,019)	$81,003
Net income						1,914			1,914
Other comprehensive income							(2,226)		(2,226)
Dividends declared on preferred shares						(3,917)			(3,917)
Amortization of preferred stock issuance costs				177		(177)			-
Treasury shares issued for stock option plan		1,008			(810)				198
Net change in the fair value of stock owned by ESOP participants								(672)	(672)
Balance as of December 31, 2015	6,836	(9,880)	-	36,740	(912)	48,988	(2,781)	(2,691)	76,300
Net gain						16,113			16,113
Other comprehensive income							(2,714)		(2,714)
Issued Preferred stock C - capital raise				39,359					39,359
Issue common stock - capital raise	2,661	8,983			997				12,641
Preferred C stock issuance costs				(2,270)					(2,270)
Common stock issuance costs					(769)				(769)
ESOP distribution								3	3
Issue vested RSUs	12				(12)				-
2016 RSUs granted expenses					82				82
Dividends declared on preferred shares						(4,272)			(4,272)
Amortization of preferred stock issuance costs				178		(178)			-
Treasury shares issued for board compensation		897			(759)				138
Net change in the fair value of stock owned by ESOP participants								(504)	(504)
Balance, December 31, 2016	$9,509	-	-	$74,007	$(1,373)	$60,651	$(5,495)	$(3,192)	$134,107

Continued on next page.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock
	Voting Issued	Held in treasury, at cost	Non-voting Issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common Stock Related to ESOP	Total stockholders' equity
Net Income						$(5,790)			$(5,790)
Other comprehensive income							2,228		2,228
Reclass stranded OCI from OCI to retained earning						496	(496)		-
Redemption of Series A Preferred shares				(35,539)					(35,539)
Redemption of Series B Preferred shares				(1,777)					(1,777)
Dividends declared on preferred shares						(372)			(372)
Series C preferred shares converted to non-voting common stock			8,286	(37,089)	28,803				-
Common stock issued for board compensation	43				169				212
Amortization of preferred stock issuance costs			398		(398)			-
Restricted stock units ("RSUs") vested	17				(17)				-
Issued voting common stock - rights offering	2,105				7,895				10,000
Voting common stock rights offering issuance costs					(988)				(988)
RSUs compensation expense					273				273
Reclassification between voting common stock and APIC	(309)				309
ESOP distribution								6	6
Increase in ESOP due to purchase of shares								(764)	(764)
Net change in the fair value of stock owned by ESOP participants								(2,011)	(2,011)
Balance as of December 31, 2017	$11,365	-	$8,286	-	$35,071	$54,587	$(3,763)	$(5,961)	$99,585

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(5,790)	$16,113	$1,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,632	5,423	4,703
(Benefit) provision for loan losses	(1,220)	1,800	500
Net loss (gain) on sale of investment securities	1,248	(184)	(4)
Net loss (gain) on sale of loans	394	(1,918)	(2,629)
(Gains) losses and write-downs on OREO, net	(187)	(1,699)	(243)
(Gain) loss on disposal of premises and equipment	(36)	1	27
Decrease (increase) in deferred income tax assets	3,836	(13,676)	-
Federal Home Loan Bank (FHLB) stock dividends received	(8)	(4)	(4)
Change in value of MSRs	1,695	558	1,393
BOLI income	(465)	(191)	-
Compensation expense recognized for restricted stock units	273	82	-
Change in escrow liabilities	(1,166)	2,710	700
Decrease in accrued interest payable on sub debt	(9,676)	-	-
Sale of mortgage servicing rights	5,210	-	-
Changes in operating assets and liabilities:
Other Assets	(1,220)	2,206	10,510
Other Liabilities	(447)	2,929	1,527
Net cash provided by operating activities before origination and gross sales of loans held for sale	(927)	14,150	18,394
Gross sales of loans held for sale	(394)	(51,392)	81,561
Origination of loans held for sale	-	55,770	(77,163)
Net cash (used in) provided by operating activities	$(1,321)	$18,528	$22,792

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of investment securities, available for sale	$53,346	$55,059	$64,316
Proceeds from sale of investment securities, available for sale	56,543	98,259	10,951
Purchase of investment securities, available for sale	(142,867)	(285,978)	(179,718)
Proceeds from maturities and paydowns of investment securities, held to maturity	908	140	191
Proceeds from maturities and paydowns of investment securities, other	-	-	374
Proceeds from sale of investment securities, other	33	-	888
Purchase of investment securities, other	(2)	-	(36)
Purchase bank owned life insurance	(15,000)	(10,000)	-
Proceeds from sale of other real estate owned	5,226	5,157	7,989
Proceeds from the bulk loan sale	-	16,248	11,860
Loans paid down (funded), net	84,280	66,755	88,516
Purchases of loans	-	(36,323)	(37,190)
Purchases of premises and equipment	(3,986)	(4,905)	(350)
Proceeds from sale of premises and equipment	69	-	31
Net cash (used in) provided by investing activities	38,550	(95,588)	(32,178)
Cash Flows From Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(32,977)	24,802	27,204
Net decrease in time deposits	(47,096)	(66,381)	(56,539)
Repayment of borrowings	-	-	(20,000)
Issuance of common stock for capital raise, net of costs	9,012	11,872	-
Issuance of preferred stock for capital raise, net of costs	-	37,089	-
Redemption of Preferred Stock	(37,316)	-	-
Decrease in dividends payable on Preferred Stock	(12,965)	-	-
Issuance of common stock for stock option plan	212	138	198
Net cash (used in) financing activities	(121,130)	7,520	(49,137)
Net decrease in cash and cash equivalents	(83,901)	(69,540)	(58,523)
Cash and cash equivalents:
Beginning of period	119,335	188,875	247,398
End of period	$35,434	$119,335	$188,875

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,920	$2,619	$3,416
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,035	5,187	3,958
Transfers from loans to repossessed assets	-	-	16
Sales of other real estate owned financed by loans	-	1,548	1,846
Transfer from loans to loans held for sale	394	16,248	11,860
Transfer from held to maturity securities to loans	-	-	2,457
Transfer from Venture Capital to loans	150	-	-
Conversion of Series C Preferred Stock to non-voting common stock	37,089	-	-
Transfer from PPE to other assets	-	883	-
Dividends declared on Preferred Stock	373	4,272	3,917

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

Note 1.  Significant Accounting Policies

The accompanying consolidated financial statements of Trinity Capital Corporation ("Trinity")include the consolidated balances and results of operations of Trinity and its wholly-owned subsidiaries: Los Alamos National Bank (the "Bank"), TCC Advisors Corporation ("TCC Advisors"), TCC Funds and the Bank's wholly-owned subsidiary, Tricensions LLC, collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity, of which Trinity owns all of the outstanding common securities. The Trusts are considered variable interest entities ("VIEs") under ASC Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  Title Guaranty & Insurance Company ("Title Guaranty") was acquired in 2000 and its assets were subsequently sold in August 2012.  Title Guaranty had no operations in 2015 or 2016 and dissolved in August 2017.  TCC Funds was also dissolved in 2017.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year then ended as well as the disclosures provided herein.  Actual results could differ from those estimates.

Nature of Operations:  The Bank operates under a national charter and provides a variety of financial services to individuals, businesses and government organizations through its offices in Los Alamos, White Rock, Santa Fe and Albuquerque, New Mexico as well as its automated teller machine network throughout New Mexico.  Its primary deposit products are term certificate, Negotiable Order of Withdrawal ("NOW") and savings accounts and its primary lending products are commercial, residential and construction real estate loans.  The Company also offers trust and wealth management services.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing),  interest-bearing deposits with other financial institutions with original maturities of 90 days or less, and federal funds sold.  Balances in these institutions over $250 thousand are not insured by the Federal Deposit Insurance Corporation ("FDIC") and therefore pose a potential risk in the event the financial institution were to fail.  As of December 31, 2017, uninsured deposits with other institutions totaled $1.1 million.

Investment Securities: Securities classified as available for sale or held to maturity at the time of purchase.  Investments classified as available for sale are debt securities the Bank has the ability and  intent to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are reported at fair value, with unrealized gains or losses reported as other comprehensive income, net of the related deferred tax effect. Realized gains or losses resulting from sales of securities are included in earnings on the trade date and are determined using the specific identification method.  Purchase premiums and discounts are amortized or accreted to interest income using the using a method that approximates level yield over the estimated life of the securities (earlier of call date, estimated life or maturity date).  For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.  Securities classified as held to maturity are those securities that the Company has the ability and intent to hold until maturity.  These securities are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield.

An investment security is considered impaired if the fair value of the security is less than its amortized cost basis.  Once the security is impaired, management must determine if it is OTTI.  In estimating OTTI losses, management considers many factors, including: current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether it intends to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as measured by the difference between the amortized cost basis and the present value of the cash flows expected to be collected.   This credit loss amount would result in a reduction to the cost basis of the security.  The remaining impairment related to the difference between the credit loss and the fair value is recognized in to other comprehensive income.

Non-Marketable Equity Securities:  The Bank, as a member of the Federal Home Loan Bank ("FHLB"), is required to maintain an investment in common stock of the FHLB based upon the level of borrowings from the FHLB and the various classes of loans in the Bank's portfolio.  The Bank may invest additional amounts if desired.  FHLB and FRB stock do not have readily determinable fair values as ownership is restricted and they lack a market. As a result, these stocks are carried at cost and periodically evaluated by management for impairment.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market as determined by outstanding commitments with investors.  In 2016, the Bank made a strategic decision to change from origination of mortgages to an outsourced solution whereby the Bank generates, on a fee basis, residential mortgage applications for non-affiliated residential mortgage companies, therefore, no loans held for sale were recorded in the Company's consolidated balance sheet at December 31, 2017.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at principal outstanding, net of deferred fees and costs and the allowance.

Loan origination, commitment fees and certain direct loan origination costs are deferred and the net amount amortized to interest income over the estimated life of the loan using the effective interest method.  Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest on loans is accrued daily based on the outstanding principal balance and recorded as income using the interest method.  Past due status is based on the contractual terms of the loan.

Impaired Loans: Loans are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral (less estimated disposition costs) if the loan is collateral dependent.  The amount of impairment (if any) is included in the allowance.  The Company generally discontinues accruing interest on loans when the loan is placed on nonaccrual or when management believes that the borrower's financial condition is such that collection of interest is doubtful.  All interest accrued but not collected at the time a loan is considered to be  nonaccrual is reversed from interest income.  Cash collections received on nonaccrual loans are credited to the loan balance until the principal balance has been determined to be collectible and has been returned to accrual status.

Troubled Debt Restructurings ("Restructured Loans"):  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a modification of the loan and the Company grants a concession to the borrower in the restructuring that would not otherwise be considered but for the borrower's financial difficulties.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.

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

Restructured loans can involve loans remaining on nonaccrual status, moving to nonaccrual status or continuing on accrual status depending on individual facts and circumstances of the borrower.  Nonaccrual restructured loans are included with all other nonaccrual loans.  All restructured loans, both accruing and nonaccrual, are accounted for as impaired loans.

Periodically, the Company will restructure a loan into two separate notes (A/B structure), charging off the entire B portion of the note.  The A loan is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment.  The A loan is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status. The A note will be classified as a restructured loan (either performing or non-performing)

Allowance for Loan and Lease Losses: The allowance is a reserve that represents management's estimate of credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the loan portfolio.  The Company has established an internal policy to estimate the allowance.  This policy is periodically reviewed by management and the Board of Directors. Actual loan losses, when management believes that collectability of the principal is unlikely, are deducted from the allowance.  Subsequent recoveries of principal previously deducted, are recorded as increases to the allowance.  Quarterly, a provision for loan losses may be recorded as necessary to bring the allowance to the level determined by management, to be appropriate to absorb probable losses that may occur in the portfolio.  This provision is recorded as a charge against earnings in the period determined.

The allowance consists of specific and general components.  The specific component relates to loans that are individually identified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component relates to non-impaired loans and is based on historical loss experience adjusted for current factors  such as, levels of credit concentrations; lending policies and procedures; the nature and volume of the portfolio; the experience, ability and depth of lending management and staff; the volume and severity of past due, criticized, classified and nonaccrual loans; the quality of the loan review system; the change in economic conditions; loan collateral value for dependent loans; and other external factors, examples of which are changes in regulations, laws or legal precedent and competition.

The Company transitioned the calculation of the allowance from an internal calculation to a third-party software at December 31, 2017.  Management determined it appropriate to change the historical loan losses included in the calculation to 12 quarters of gross charge-offs and recoveries, whereas the previous internal calculation used the higher of 20 quarters of net charge-offs or 12 quarters of gross charge-offs with a greater weight applied to the most recent quarter and declining in weight as time gets older. The change to the third-party software did not have any material impacts on the allowance calculated at December 31, 2017.

The allowance is based on management's evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay. Management believes that the level of the allowance is appropriate.  While management uses the best information available to make its evaluation, future adjustments to the allowance may become necessary in the event that different assumptions or conditions were to prevail. Depending upon the severity of such adjustments, the possibility of materially different results of operations may occur.

Concentrations of Credit Risk: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in Los Alamos, Santa Fe and surrounding communities.  A substantial portion of the Company's loan portfolio includes loans that are made to businesses and individuals associated with, or employed by, the Los Alamos National Laboratory (the "Laboratory").  The ability of such borrowers to honor their contracts is predominately dependent upon the continued operation and funding of the Laboratory.  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.  Additionally, the Bank holds investment  securities issued by state and political subdivisions of governmental entities within the state of New Mexico.

The Company enters into commitments to make loans and letters of credit to meet the financial needs of customers.  The face amount of these items represents possible exposure to loss, before considering any customer collateral or ability to pay.  Such financial commitments are recorded when funded.  The Company has recorded a liability in relation to unfunded commitments that is intended to represent the estimated future losses on the commitments.  In calculating the amount of this liability, management considers the amount of the Company's off-balance-sheet commitments, estimated utilization factors and loan specific risk factors.  The Company's liability for unfunded commitments is calculated quarterly and the liability is included in Other Liabilities in the consolidated balance sheets.

Mortgage Servicing Rights ("MSRs"):  The Bank recognized, as separate assets, rights to service mortgage loans for others, subsequent to the origination and sale of mortgage loans.  The Bank initially recorded MSRs at fair value with the offsetting effect recorded as a reduction of gain/loss on sale of the loans sold.  Under the fair value measurement method, the Company measured the fair value of the asset based on modeling performed by an independent third party.  This modeling incorporated estimates, particularly assumptions relating to prepayment speeds of the underlying mortgage loans being serviced and interest rate changes.  The change in the fair market value was recorded monthly and recorded in the consolidated statement of operations, netted against the fees earned servicing the underlying mortgage loans and identified as  "Mortgage Loan Servicing Fees".

In the third quarter of 2017, the Company accepted an offer to sell the MSR asset and recorded the adjustment to the net offering price as the monthly adjustment to fair value.  The transaction was consummated December 31, 2017.  Under the terms of the sales contract, the Company is required to refund the purchaser for value of MSRs sold on any underlying mortgage loans that pay in full during the first quarter of 2018 and has recorded an estimated contingent liability of approximately $330 thousand related to that requirement.

Premises and Equipment:  Premises and equipment is carried at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  For owned and capitalized assets, estimated useful lives range from three to 40 years.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.

Bank Owned Life Insurance ("BOLI"): The Bank has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, net of other charges or amounts that are probable at settlement.

Other Real Estate Owned ("OREO"):  OREO includes real estate assets that have been received in full or partial satisfaction of debt, either through foreclosure or by acceptance of a deed-in-lieu of foreclosure action.  OREO is initially recorded at lower of cost basis or fair value, less estimated costs to dispose of the property.  Any valuation adjustments required at the date of transfer to OREO are charged to the allowance.  Subsequently, unrealized losses as well as any realized gains and losses on the sale of  OREO are recorded in "Other noninterest expense" and "Net Gains (losses) on sale of OREO", respectively,  in the consolidated statements of operations.  Ongoing operating expenses related to OREO, net of any income earned on the properties, are recorded in "Other noninterest expenses" in the consolidated statements of operations.

Federal Home Loan Bank ("FHLB") Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the its level of borrowings with the FHLB and other factors, and may invest in additional amounts if desired. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as "Other interest income" in the consolidated statements of operations.

Federal Reserve Bank Stock: The Bank is a member of its regional FRB. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as "Other interest income" in the consolidated statements of operations.

Prepaid Expenses:  The Company may pay for certain expenses before the actual costs are incurred.  In this case, these expenses are recognized as an asset and amortized as expense over the period of time in which the costs are incurred.  The original term of these prepaid expenses generally range from three months to five years.

Earnings (loss) per Common Share:  Basic earnings (loss) per common share represent income available to common shareholders and is calculated by dividing net income or loss of the Company by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share are determined by dividing net income or loss of the Company by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards.

Average number of shares used in calculation of basic and diluted earnings (loss) per common share are as follows for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Net income (loss)	$(5,790)	$16,113	$1,914
Dividends and discount accretion on preferred shares	770	4,272	3,803
Net income (loss) available to common shareholders	$(6,560)	$11,841	$(1,889)
Weighted average common shares issued	17,088,808	6,939,747	6,856,800
LESS: Weighted average treasury stock shares	-	(319,136)	(373,163)
Weighted average common shares outstanding, net	17,088,808	6,620,611	6,483,637
Basic earnings (loss) per common share	$(0.38)	$1.79	$(0.29)
Dilutive effect of stock-based compensation and conversion of Preferred C shares	33,340	313,997	-
Weighted average common shares outstanding including dilutive shares	17,122,148	6,934,608	6,483,637
Diluted earnings (loss) per common share	$(0.38)	$1.71	$(0.29)

Certain restricted stock units ("RSUs") were not included in the above calculation, as they would have an anti-dilutive effect.  There were no shares excluded from the calculation for the year ended December 31, 2017 and 2016.  The total number of shares excluded was approximately 26,000 shares for years ended December 31, 2015.

Comprehensive Income (loss):  Comprehensive income (loss) includes all change in shareholder equity during a period, except those resulting from transactions with shareholders.  In addition to net income (loss), the primary component of comprehensive income (loss) is the after-tax effect of net unrealized gains/losses on securities available for sale and is reported in the consolidated statement of changes in shareholder's equity.

Income Taxes: Amounts included in income tax expense for current period tax expense is based on income (loss) for financial statement purposes and does not necessarily represent taxes currently payable under tax law.  Deferred income taxes which arise primarily from temporary timing differences between amounts reported in the financial statements and the tax basis of various assets and liabilities, are included in the amounts provided in the financial statements as income tax expense.  These assets and liabilities are assessed quarterly for realizability and if management determines that it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded through a charge to income tax expense in the consolidated statement of operations.

The Company files a consolidated federal and state tax return.

Stock-Based Compensation: Compensation cost is recognized for stock based awards granted to employees, based on the fair value of these awards at the date of grant. In the case of RSUs, the market price of the Company's common stock at the date of grant is used to value the awards for recording compensation costs.

Compensation cost is recognized over the required service period, generally defined as the vesting period.

Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, individual, identifiable segments are not material and operations are managed and financial performance is evaluated on a Company and Bank-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications were to clean up the presentation of mezzanine ESOP in the Consolidated Statement of Changes in Shareholders' Equity.

Newly Issued But Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date by one year.  The amended effective date is annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income.  The Company has reviewed non-interest income, such as deposit fees, assets management and investment advisory fees, and OREO gains and losses on sale, and the Company's analysis suggests that the adoption of this accounting standard will not have a material impact on the timing or amounts of income recognized.  The Company's is currently reviewing disclosures for any changes needed.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. This ASU also prescribes an exit price be used to determine the fair value of financial instruments not measured at fair value for disclosure in the fair value note.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company has determined that the evaluation of DTA valuation allowance and the exit price for financial instruments are within scope for the Company.  The Company plans to use a third-party to provide the exit pricing required under ASU 2016-01.  The Company's preliminary analysis does not suggest a material impact to the financial statements or disclosures from ASU 2016-01.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has created an internal committee focused on the implementation of ASU 2016-13 and is currently in the process of evaluating data needs and the effects of ASU 2016-13 on its financial statements and disclosures.  The Company is also working with the third party ALLL software provider to help with implementation.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.  The ASU amends the guidance related to amortization for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period.  The Company has determined the adoption of ASU 2017-08 does not have a material impact on the Company's financial statements and has elected to adopt the guidance as of January 1, 2017.

In January 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments to Topic 220 provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 (or portion thereof) is recorded.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company elected to adopt the guidance early and reclassified $496 thousand from AOCI to retained earnings related to the Tax Reform.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  As of December 31, 2017 and 2016, the reserve requirement on deposit at the FRB was $0 due to the offset of a large balance kept at the FRB.

The Company maintains some of its cash in bank deposit accounts at financial institutions other than its subsidiaries that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. Government sponsored agencies	$69,315	$-	$(764)	$68,551
State and political subdivisions	157,652	1,306	(252)	158,706
Residential mortgage-backed securities	124,578	98	(1,593)	123,083
Residential collateralized mortgage obligations	9,715	51	(80)	9,686
Commercial mortgage backed securities	110,483	67	(2,388)	108,162
SBA pools	560	-	(15)	545
Totals	$472,303	$1,522	$(5,092)	$468,733

December 31, 2016
U.S. Government sponsored agencies	$69,306	$20	$(498)	$68,828
State and political subdivisions	38,718	42	(1,417)	37,343
Residential mortgage-backed securities	206,101	42	(2,324)	203,819
Residential collateralized mortgage obligations	14,828	77	(89)	14,816
Commercial mortgage backed securities	117,272	57	(3,157)	114,172
SBA pools	681	-	(9)	672
Totals	$446,906	$238	$(7,494)	$439,650

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
SBA pools	$7,854	$-	$(485)	$7,369
Totals	$7,854	$-	$(485)	$7,369

December 31, 2016
SBA pools	$8,824	$-	$(211)	$8,613
Totals	$8,824	$-	$(211)	$8,613

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds	$66,743	$111,075	$17,184
Gross realized gains	6	491	4
Gross realized losses	1,254	307	-

There was a tax benefit (provision) related to these net realized gains and losses of $482 thousand and $(71) thousand for the years ended December 31, 2017 and 2016, respectively.  There was no tax benefit (provision) for the year ended December 31, 2015 due to the full valuation allowance.

A summary of unrealized loss information for investment securities, categorized by security type, as of December 31, 2017 and 2016 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:	(In thousands)
December 31, 2017
U.S. Government sponsored agencies	$49,070	$(331)	$19,481	$(433)	$68,551	$(764)
State and political subdivisions	23,217	(95)	24,774	(157)	47,991	(252)
Residential mortgage-backed securities	18,771	(199)	88,100	(1,394)	106,871	(1,593)
Residential collateralized mortgage obligations	4,761	(67)	3,502	(13)	8,263	(80)
Commercial mortgage backed securities	6,961	(94)	81,042	(2,294)	88,003	(2,388)
SBA pools	-	-	545	(15)	545	(15)
Totals	$102,780	$(786)	$217,444	$(4,306)	$320,224	$(5,092)

December 31, 2016
U.S. Government sponsored agencies	$53,877	$(498)	$-	$-	$53,877	$(498)
State and political subdivisions	33,833	(1,417)	-	-	33,833	(1,417)
Residential mortgage-backed securities	143,344	(1,539)	50,474	(785)	193,818	(2,324)
Residential collateralized mortgage obligations	8,413	(87)	122	(2)	8,535	(89)
Commercial mortgage backed securities	96,222	(3,157)	-	-	96,222	(3,157)
SBA pools	-	-	673	(9)	673	(9)
Totals	$335,689	$(6,698)	$51,269	$(796)	$386,958	$(7,494)

Securities Held to Maturity:
December 31, 2017
SBA Pools	$-	$-	$7,369	$(485)	$7,369	$(485)
Totals	$-	$-	$7,369	$(485)	$7,369	$(485)

Securities Held to Maturity:
December 31, 2016
SBA Pools	$8,613	$(211)	$-	$-	$8,613	$(211)
Totals	$8,613	$(211)	$-	$-	$8,613	$(211)

As of December 31, 2017, the Company's security portfolio consisted of 170 securities, 91 of which were in an unrealized loss position.  As of December 31, 2017, $327.6 million in investment securities had unrealized losses with aggregate depreciation of 1.67% of the Company's amortized cost basis.  Of these securities, $224.8 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 2.09%.  The unrealized losses in all security categories relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment on an individual security.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

At  December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and fair value of investment securities, as of December 31, 2017, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2017	(In thousands)
One year or less	$201	$201	$-	$-
One to five years	65,535	64,800	-	-
Five to ten years	6,590	6,608	-	-
Over ten years	155,201	156,193	7,854	7,369
Subtotal	227,527	227,802	7,854	7,369
Residential mortgage-backed securities	124,578	123,083	-	-
Residential collateralized mortgage obligations	9,715	9,686	-	-
Commercial mortgage backed securities	110,483	108,162
Total	$472,303	$468,733	$7,854	$7,369

Securities with carrying amounts of $87.4 million and $87.9 million as of December 31, 2017 and 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans and Allowance for Loan and Lease Losses

As of December 31, 2017 and 2016, loans consisted of:

	December 31,
	2017	2016
	(In thousands)
Commercial	$61,388	$69,161
Commercial real estate	378,802	405,900
Residential real estate	178,296	214,726
Construction real estate	63,569	75,972
Installment and other	18,952	21,053
Total loans	701,007	786,812
Unearned income	(863)	(1,322)
Gross loans	700,144	785,490
Allowance for loan losses	(13,803)	(14,352)
Net loans	$686,341	$771,138

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of December 31, 2017 and 2016, 25.8% and 26.1%, respectively, of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2017 and 2016, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
	(In thousands)
December 31, 2017
Commercial	$59,703	$173	$1,475	$37	$1,685	$61,388
Commercial real estate	371,640	5,490	-	1,672	7,162	378,802
Residential real estate	174,388	1,899	-	2,009	3,908	178,296
Construction real estate	59,291	423	74	3,781	4,278	63,569
Installment and other	18,705	80	81	86	247	18,952
Total loans	$683,727	$8,065	$1,630	$7,585	$17,280	$701,007

Nonaccrual loan classification	$3,858	$5,859	$38	$7,585	$13,482	$17,340

December 31, 2016
Commercial	$67,562	$1,010	$221	$368	$1,599	$69,161
Commercial real estate	399,861	4,564	-	1,475	6,039	405,900
Residential real estate	208,200	3,089	1,355	2,082	6,526	214,726
Construction real estate	67,310	378	43	8,241	8,662	75,972
Installment and other	20,860	135	38	20	193	21,053
Total loans	$763,793	$9,176	$1,657	$12,186	$23,019	$786,812

Nonaccrual loan classification	$8,331	$249	$712	$12,186	$13,147	$21,478

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of December 31, 2017 and 2016:

	December 31,
	2017		2016
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$102	$-	$1,192	$-
Commercial real estate	8,617	-	5,823	-
Residential real estate	4,599	-	4,247	-
Construction real estate	3,911	-	10,159	-
Installment and other	111	-	57	-
Total	$17,340	$-	$21,478	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2017
Commercial	$58,769	$2	$2,617	$-	$61,388
Commercial real estate	359,768	4,762	14,272	-	378,802
Residential real estate	172,101	-	6,195	-	178,296
Construction real estate	56,661	917	5,991	-	63,569
Installment and other	18,523	-	429	-	18,952
Total	$665,822	$5,681	$29,504	$-	$701,007

December 31, 2016
Commercial	$56,611	$1,046	$11,504	$-	$69,161
Commercial real estate	380,777	11,573	13,550	-	405,900
Residential real estate	209,049	588	5,089	-	214,726
Construction real estate	60,848	5,378	9,746	-	75,972
Installment and other	20,983	4	66	-	21,053
Total	$728,268	$18,589	$39,955	$-	$786,812

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2017
Current	$662,445	$5,681	$15,601	$-	$683,727
Past due 30-59 days	1,785	-	6,280	-	8,065
Past due 60-89 days	1,592	-	38	-	1,630
Past due 90 days or more	-	-	7,585	-	7,585
Total	$665,822	$5,681	$29,504	$-	$701,007

December 31, 2016
Current	$724,075	$13,956	$25,762	$-	$763,793
Past due 30-59 days	3,383	4,633	1,160	-	9,176
Past due 60-89 days	810	-	847	-	1,657
Past due 90 days or more	-	-	12,186	-	12,186
Total	$728,268	$18,589	$39,955	$-	$786,812

As of December 31, 2017, nonaccrual loans totaling $17.3 million were classified as Substandard.  As of December 31, 2016, nonaccrual loans totaling $18.4 million were classified as Substandard.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017 and 2016, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance specifically allocated for these impaired loans (if any):

	December 31,
	2017			2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$184	$182	$-	$2,203	$2,166	$-
Commercial real estate	4,294	4,154	-	6,368	6,136	-
Residential real estate	6,585	5,808	-	5,176	4,494	-
Construction real estate	7,471	6,049	-	7,522	6,031	-
Installment and other	349	348	-	313	313	-
With an allowance recorded:
Commercial	13,361	13,359	211	13,988	13,988	350
Commercial real estate	10,987	10,987	3,735	6,376	6,376	911
Residential real estate	6,774	6,774	943	8,601	8,598	1,424
Construction real estate	3,244	3,244	231	5,288	5,251	237
Installment and other	236	236	32	433	433	88
Total	$53,485	$51,141	$5,152	$56,268	$53,786	$3,010

The table above includes $38.9 million of restructured loans at December 31, 2017 and $43.1 million of restructured loans at December 31, 2016.

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2017, 2016 and 2015, showing the average recorded investment and the interest income recognized:

	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$3,565	$8	$8,290	$59	$11,037	$553
Commercial real estate	4,898	16	10,467	17	18,376	592
Residential real estate	4,830	63	6,313	37	8,079	79
Construction real estate	6,961	105	6,786	20	8,911	196
Installment and other	352	11	349	15	584	65
With an allowance recorded:
Commercial	11,265	759	14,459	764	15,437	804
Commercial real estate	7,279	507	8,919	272	14,066	468
Residential real estate	7,770	279	9,787	318	12,628	349
Construction real estate	3,653	172	4,295	179	5,321	157
Installment and other	325	8	546	14	690	20
Total	$50,898	$1,928	$70,211	$1,695	$95,129	$3,283

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $935.3 thousand, $1.1 million and $1.8 million would have been recorded as loan interest income during the years ended December 31, 2017, 2016 and 2015, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan and Lease Losses:

For the years ended December 31, 2017, 2016 and 2015, activity in the allowance was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2017
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	(1,071)	2,094	(1,385)	987	(2,278)	433	(1,220)

Charge-offs	(270)	(244)	(600)	(1,411)	(381)	-	(2,906)
Recoveries	428	251	304	335	2,259	-	3,577
Net charge-offs	158	7	(296)	(1,076)	1,878	-	671
Ending balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803

Year Ended December 31, 2016
Beginning balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392
Provision (benefit) for loan losses	(3,001)	4,954	(180)	(146)	134	39	1,800

Charge-offs	(822)	(5,834)	(1,726)	(21)	(575)	-	(8,978)
Recoveries	2,830	601	348	143	216	-	4,138
Net charge-offs	2,008	(5,233)	(1,378)	122	(359)	-	(4,840)
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352

Year Ended December 31, 2015
Beginning balance	$4,031	$8,339	$7,939	$3,323	$788	$363	$24,783
Provision (benefit) for loan losses	(1,146)	2,635	(80)	(1,081)	501	(329)	500

Charge-offs	(1,919)	(4,731)	(2,297)	(1,570)	(642)	-	(11,159)
Recoveries	1,476	508	520	471	293	-	3,268
Net charge-offs	(443)	(4,223)	(1,777)	(1,099)	(349)	-	(7,891)
Ending balance	$2,442	$6,751	$6,082	$1,143	$940	$34	$17,392

Allocation of the allowance (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
December 31, 2017	(In thousands)
Allowance allocated to:
Loans individually evaluated for impairment	$211	$3,735	$943	$231	$32	$-	$5,152
Loans collectively evaluated for impairment	325	4,838	1,900	799	283	506	8,651
Ending balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Loans:
Individually evaluated for impairment	$13,541	$15,141	$12,582	$9,293	$584	$-	$51,141
Collectively evaluated for impairment	47,847	363,661	165,714	54,276	18,368	-	649,866
Total ending loans balance	$61,388	$378,802	$178,296	$63,569	$18,952	$-	$701,007

December 31, 2016
Allowance allocated to:
Loans individually evaluated for impairment	$350	$911	$1,424	$237	$88	$-	$3,010
Loans collectively evaluated for impairment	1,099	5,561	3,100	882	627	73	11,342
Ending balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Loans:
Individually evaluated for impairment	$16,154	$12,512	$13,092	$11,282	$746	$-	$53,786
Collectively evaluated for impairment	53,007	393,388	201,634	64,690	20,307	-	733,026
Total ending loans balance	$69,161	$405,900	$214,726	$75,972	$21,053	$-	$786,812

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

The following loans were restructured during the years ended December 31, 2017, 2016, and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
December 31, 2017
Commercial	4	$135	$135	$30
Residential real estate	2	187	187	-
Construction real estate	1	10	10	-
Total	7	$332	$332	$30

December 31, 2016
Commercial	1	39	39	-
Construction real estate	1	62	62	-
Installment and other	1	40	40	-
Total	3	$141	$141	$-

December 31, 2015
Residential real estate	1	82	82	-
Construction real estate	2	831	831	11
Installment and other	4	82	82	3
Total	7	$995	$995	$14

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2017, 2016, and 2015:

	Number of Contracts	Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
TDRs that subsequently defaulted:	2017
Construction real estate	1	$61	$-
Total	1	$61	$-

TDRs that subsequently defaulted:	2016
Construction real estate	1	$62	$-
Total	1	$62	$-

TDRs that subsequently defaulted:	2015
Construction real estate	2	$831	$11
Total	2	$831	$11

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2017, 2016, and 2015, required a specific reserve of $30 thousand, $0, and $14 thousand, respectively, which was included in the allowance. TDRs resulted in charge-offs of $471.4 thousand, $2.0 million, and $2.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.  The TDRs that subsequently defaulted required a provision of $0, $0, and $11 thousand to the allowance for the years ended December 31, 2017, 2016, and 2015 respectively.

The following table presents total TDRs, both in accrual and nonaccrual status, as of December 31, 2017, 2016, and 2015:

	December 31,
	2017		2016		2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	108	$33,801	127	$35,158	165	$53,862
Nonaccrual	19	5,146	23	7,909	32	10,641
Total TDRs	127	$38,947	150	$43,067	197	$64,503

Specific reserves on TDRs at December 31, 2017 and December 31, 2016 were $2.4 million and $2.6 million, respectively.

As of December 31, 2017, the Bank had a total of $51.8 thousand in commitments to lend additional funds on two loans classified as TDRs.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $198.4 thousand and $347.8 thousand as of December 31, 2017 and 2016, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $324.4 thousand and $513.6 million as of December 31, 2017 and 2016, respectively.  An analysis of the activity related to these loans as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(In thousands)
Balance, beginning	$348	$1,933
Additions	13	158
Changes in composition	(76)	(648)
Principal payments and other reductions	(87)	(1,095)
Balance, ending	$198	$348

Note 5.  Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The mortgage loans serviced for others portfolio was transferred to another Fannie Mae-approved servicer on December 31, 2017.  The unpaid balance of loans serviced for others as of December 31, 2017 and 2016 is summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Mortgage loan portfolios serviced for:
Federal National Mortgage Association ("Fannie Mae")	$-	$780,348
Totals	$-	$780,348

During the years ended December 31, 2017, 2016 and 2015, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $75 thousand, $53 thousand and $182 thousand during the years ended December 31, 2017, 2016 and 2015, respectively.  These fees are included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $4.2 million and $4.8 million as of December 31, 2017 and 2016, respectively.  There were no custodial balances on deposit with other financial institutions as of December 31, 2017 and 2016.

The MSR asset was sold on December 31, 2017 and the portfolio of loans serviced for others was transferred to another Fannie Mae-approved servicer.  An analysis of changes in the MSR asset for the years ended December 31, 2017, 2016 and 2015 follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$6,905	$6,882	$7,453
Servicing rights originated and capitalized	-	581	822
Change in value of MSRs	(1,695)	(558)	(1,393)
Servicing rights sold	(5,210)	-	-
Balance at end of period	$-	$6,905	$6,882

The fair values of the MSRs were $6.9 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively.

Note 6.  Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of December 31, 2017 and 2016, total OREO consisted of:

	2017	2016
	(In thousands)
Commercial real estate	$1,667	$2,181
Residential real estate	886	2,734
Construction real estate	3,879	3,521
Total	$6,432	$8,436

Loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2017 and December 31, 2016 were $1.4 million and $2.1 million, respectively.

The following table presents a summary of OREO activity for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Balance at beginning of period	$8,436	$8,346
Transfers in at fair value	3,035	5,187
Write-down of value	(635)	(91)
Gain (loss) on disposal	822	1,699
Cash received upon disposition	(5,226)	(5,157)
Sales financed by loans	-	(1,548)
Balance at end of period	$6,432	$8,436

Note 7.  Premises and Equipment

As of December 31, 2017 and 2016, premises and equipment consisted of:

	December 31,
	2017	2016
	(In thousands)
Land and land improvements	$7,106	$4,822
Buildings	27,914	26,870
Furniture and equipment	19,130	19,067
Total	54,150	50,759
Accumulated depreciation	(25,608)	(24,800)
Total less depreciation	$28,542	$25,959

Depreciation on premises and equipment was $1.4 million, $1.4 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8.  Deposits

As of December 31, 2017 and 2016, deposits consisted of:

	December 31,
	2017	2016
	(In thousands)
Demand deposits, noninterest bearing	$161,677	$174,305
NOW and money market accounts	404,225	405,268
Savings deposits	388,300	407,606
Time certificates, $250,000 or more	21,639	28,531
Other time certificates	151,506	191,710
Total	$1,127,347	$1,207,420

As of December 31, 2017, the scheduled maturities of time certificates were as follows:

(In thousands)
2018	$133,816
2019	19,260
2020	5,447
2021	5,914
2022	3,157
Thereafter	5,551
Total	$173,145

Deposits from executive officers, directors and their affiliates as of December 31, 2017 and 2016 were $2.2 million and $1.6 million, respectively.

Note 9. Borrowings

Notes payable to the FHLB as of December 31, 2017 and 2016 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of December 31, 2017, there was $353.9 million in collateral value from loans pledged under the blanket assignment and $73.9 million from investment securities held in safekeeping at the FHLB. As of December 31, 2017, there were $2.3 million in advances outstanding at the FHLB.  As of December 31, 2017, there were an additional $425.5 million in advances available from the FHLB based on the current value of the remaining unpledged loans and investment securities.  In the event that short-term liquidity is needed, the Bank has established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchase.  The Bank has the ability to borrow up to $20 million for a short period (15 to 60 days) from this bank on a collective basis.

The following table details borrowings as of December 31, 2017 and 2016.

Maturity Date	Rate	Type	Principal due	2017	2016
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 10. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of December 31, 2017:

	Trust I	Trust III	Trust IV	Trust V
	(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	4.18063% (variable)	6.88%	3.23849% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$10,310	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	4.18063% (variable)	6.88%	3.23849% (variable)

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

In the second quarter of 2013, Trinity began to defer interest payments on $37.1 million of junior subordinated debentures that are held by the Trusts that it controls.  In the first quarter of 2017 all deferred interest was paid in full and the Company is no longer deferring interest payments on the junior subordinated debt.  Interest accrued and unpaid to securities holders totaled $456.0 thousand and $9.8 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 11. Description of Leasing Arrangements

In June 2017, the Company purchased the land where the Cerrillos Road branch is located and the two notes and mortgages on the land were paid off.  As discussed in Item 8, "Financial Statement and Supplementary Data", Note 11, "Description of Leasing Arrangements" in the Company's Annual Report on Form 10-K for the period ended December 31, 2016 filed on April 14, 2017, this land was previously leased.

Operating lease payments for the years ended December 31, 2017, 2016 and 2015 totaled $236 thousand, $241 thousand and $272 thousand, respectively.

There were no lease payments under capital leases for 2017.

Commitments for minimum future rentals under operating leases were as follows as of December 31, 2017:

Lease Payments under Operating Leases

Year	(In thousands)
2018	$22
2019	-
2020	-
2021	-
2022	-
Thereafter	-
Total	$22

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

The ESOP is funded by discretionary contributions by the Company as determined by its Board of Directors.  No contributions were recorded in 2017, 2016, or 2015.

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

Shares of the Company held by the ESOP are as follows:

	December 31,
	2017	2016
Shares acquired before December 31, 1992	214,812	215,147
Shares acquired after December 31, 1992	616,833	456,815
Total shares	831,645	671,962

There was no compensation expense recognized for ESOP shares acquired prior to December 31, 1992 during the years ended December 31, 2017, 2016 and 2015.

As a result of the Company restating its financial statements for the years 2009-2012 and bringing the subsequent years' financial statements current, it was necessary in 2017 to reevaluate the previous values used for certain purchases made by the ESOP during such period.  In doing so, it was determined that shares purchased by the ESOP during 2011-2012 were in excess of the revised share values.  In order to make the participants of the ESOP whole, the Bank accrued the estimated principal and interest expense of $1.2 million in 2017 and made a partial cash payment to the ESOP of $764 thousand in November 2017.  Subsequently, in February 2018, the Bank made a final cash payment to the ESOP of $398 thousand to complete this make-whole transaction.  This expense of $1.2 million is included in other noninterest expense in our consolidated statement of operations.

Under federal income tax regulations, the employer securities that are held by the ESOP and its participants and that are not readily tradable on an established market or that are subject to trading limitations include a put option (liquidity put).  The liquidity put is a right to demand that the Company buy shares of its stock held by the participant for which there is no readily available market.  The put price is representative of the fair value of the stock.  The Company may pay the purchase price over a five-year period.  The purpose of the liquidity put is to ensure that the participant has the ability to ultimately obtain cash for such participant's shares of common stock.  Due to the Company's obligation under the put option, the shares held by the ESOP are classified as temporary equity in the mezzanine section, and a contra account in the shareholders' equity section, of the consolidated balance sheets and totaled $6.0 million and $3.2 million as of December 31, 2017 and 2016, respectively.

 The Company's employees may also participate in a tax-deferred savings plan (401(k)) to which the Company provided a partial match in 2017.

Note 13. Stock Incentives

At the Shareholders' Meeting held on January 22, 2015, the Company's shareholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan ("2015 Plan") for the benefit of key employees. Under the 2015 Plan, 500,000 shares of voting common stock from shares held in treasury or authorized but unissued common stock are reserved for granting stock-based incentive awards.  The Compensation Committee determines the terms and conditions of the awards.  There were 424,930 Restricted Stock Unit ("RSU") awards granted under the 2015 Plan in 2017, leaving 30,477 shares of common stock available to be issued under the 2015 Plan as of December 31, 2017.  In February 2018, the Board approved an increase to the number of shares of common stock reserved under the 2015 Plan by 500,000 shares.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of RSU activity under the 2015 Plan as of December 31, 2017 is presented below:

	Shares	Weighted Average Fair Value at Grant Date	Weighted-Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value (in thousands)
RSUs
Nonvested as of January 1, 2017	50,228	$4.00	1.31	$201
Granted	424,930	4.75	2.10	2,018
Vested	(16,741)	4.00	-	67
Forfeited or expired	(5,635)	4.00	-	-
Outstanding Nonvested as of December 31, 2017	452,782	$4.70	2.01	$2,128

Share-based compensation expense of $273 thousand, $91 thousand, and $0 was recognized for December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, there was $2.0 million in unrecognized compensation costs related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting periods.

Note 14. Income Taxes

The current and deferred components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current provision for income taxes
Federal	$3,612	$-	$-
State	1,544	-	-
Deferred provision (benefit) for income taxes
Federal	1,829	772	(188)
State	(268)	375	242
Change in valuation allowance	2,013	(14,823)	(54)
Total provision (benefit) for income taxes	$8,730	$(13,676)	$-

The Tax Cuts and Jobs Act ("Tax Reform"), which was enacted on December 22, 2017, made significant change to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%.  As a result of the Tax Reform, the deferred tax assets and liabilities of the Company were remeasured based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the rate at which these deferred assets and liabilities are expected to reverse in the future.  As a result of this remeasurement, tax expense of $4.9 million and an increase of $106 thousand to the valuation allowance was recognized and included in the change in valuation allowance noted in the table above for the year ended December 31, 2017.

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Asset	Liability	Asset	Liability
	(In thousands)
Unrealized loss on securities available for sale	$916	$-	$2,870	$-
Venture capital investments	538	-	823	-
Allowance for loan and lease losses	4,049	-	5,904	-
Premises and equipment	-	812	-	1,252
OREO	19	-	755	-
Prepaid expenses	-	220	-	756
MSRs	-	-	-	2,731
Net operating loss carryforwards	3,436	-	6,010	-
Business tax credits	2,914	-	2,830	-
Other	1,895	86	1,376	5
Total deferred taxes	13,767	1,118	20,568	4,744
Allowance for deferred taxes	(2,506)	-	(387)	-
Net deferred taxes	$11,261	$1,118	$20,181	$4,744

  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.   Based on income tax losses in 2011 and 2012, the Company determined that it was no longer more likely than not that its deferred tax assets of $14.6 million at December 31, 2011 would be utilized.  Accordingly, a full valuation allowance was recorded as of December 31, 2011. As of December 31, 2016, management determined that it was more likely than not that the amount of the deferred tax assets would be utilized in future periods except for certain capital loss carryforwards.  Therefore, $14.8 million of the previously recorded valuation allowance was reversed leaving $387 thousand in valuation allowance at December 31, 2016.

Under Section 382 of the Code ("Section 382"), the Company experienced an "ownership change" on December 19, 2016, which limits our ability to use our pre-change of control NOLs and certain other pre-change tax attributes against our post-change income. The Section 382 limitation, which was calculated at $1.1 million, is applied annually. During 2017, the Company realized approximately $4.8 million of Net Unrealized Built-in Losses ("NUBIL") which are also subject to the Section 382 limitation.  Accordingly, only $1.1 million of these NUBIL could be recognized in 2017, with the remaining portion carried forward similar to NOLs.  The recognition of the NUBIL prevented the recognition of any NOLs or other tax attributes in 2017.  Further, since NUBIL is recognized before NOLs and tax credits, the realization of these tax benefits has been deferred by approximately four years.  At December 31, 2017 the Company had $13.6 million and $12.3 million of federal and state NOLs, respectively, which will expire at various dates from 2031 to 2035. The Company does not believe that any of the federal or state NOLs will expire unused.  However the Company also has $2.4 million and $649 thousand of federal and state tax credit carryforwards, respectively, which will also expire at various dates from 2031 to 2035, of which the Company believes $1.7 million federal tax credit carryforwards and $645 thousand state tax credit carryforwards will expire unused.  Accordingly the valuation allowance of $2.5 million at December 31, 2017 reflects the now anticipated expiration of these tax credits. Please see Part I, Item 1A "Risk Factors" for more information.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statutory tax rate	$1,029	34.99%	$828	33.98%	651	34.00%
Net tax exempt interest income	(668)	(22.71)%	(218)	(8.95)%	(64)	(3.34)%
Other, net	348	11.83%	163	6.69%	(190)	(9.92)%
Tax credits	-	0.00%	-	0.00%	(424)	(22.15)%
Federal and state rate change	5,170	175.79%	-	-	-	-
Write off of NM receivable	584	19.86%	-	0.00%	-	0.00%
State income tax, net of federal benefit	254	8.64%	374	15.35%	81	4.23%
Tax provision (benefit) before change in valuation allowance	6,717	228.40%	1,147	47.07%	54	2.82%
Change in valuation allowance	2,013	68.45%	(14,823)	(608.25)%	(54)	(2.82)%
Provision (benefit) for income taxes	$8,730	296.84%	$(13,676)	(561.18)%	$-	0.00%

The Company has no liabilities associated with uncertain tax positions as of December 31, 2017 and 2016, therefore, during the years ended December 31, 2017 and 2016, the Company did not record an accrual for interest and penalties associated with uncertain tax positions.  The Company does not expect any material changes in uncertain tax benefits during the next 12 months.

The Company is subject to U.S. federal and New Mexico income taxes.  The Company's federal and state income tax returns are subject to examination by the taxing authorities for years after 2013.

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

As of December 31, 2017 and 2016, the following credit-related commitments were outstanding:

	Contract Amount
	2017	2016
	(In thousands)
Unfunded commitments under lines of credit	$122,910	$118,252
Commercial and standby letters of credit	5,377	7,152
Commitments to make loans	1,909	5,835

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $128.3 million as of December 31, 2017 and $125.4 million as of 2016, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	December 31,
	2017	2016
	(In thousands)
Fixed rate	$17,933	$19,663
Adjustable rate	110,354	105,741
Total	$128,287	$125,404

The fixed rate loan commitments have interest rates ranging from 0.0 % to 6.5 % and maturities ranging from on demand to eight years.

FHLB require a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company' short and long-term borrowings from FHLB.  The value of collateral with the FHLB at December 31, 2017 was $427.8 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both December 31, 2017 and 2016, $575 thousand has been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $23 thousand and $26 thousand as of December 31, 2017 and 2016, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 16. Preferred Equity Issues

On March 27, 2009, the Company issued Series A Preferred Stock and Series B Preferred Stock to the U.S. Department of the Treasury ("Treasury") under the TARP Capital Purchase Program ("CPP").  On December 19, 2016, the Company issued 82,862 shares of Series C Convertible Preferred Stock pursuant to a private placement.  During the first quarter of 2017, all of the Series A Preferred Stock and Series B Preferred Stock were redeemed.  On February 2, 2017, the Series C Preferred Stock was converted into non-voting common stock.  There was no outstanding Preferred Stock as of  December 31, 2017.

The difference between the liquidation value of the preferred stock and the original cost is accreted (for the Series B Preferred Stock) or amortized (for the Series A Preferred Stock) over 10 years and is reflected, on a net basis, as an increase to the carrying value of preferred stock and decrease to retained earnings.  For the year ended December 31, 2017, a net amount of $398 thousand was recorded for amortization.  For the year ended December 31, 2016, a net amount of $178 thousand was recorded for amortization.

Dividends and discount accretion on preferred stock reduce the amount of net income available to common shareholders.  For each of the years ended December 31, 2017 and 2016 the total of these amounts was $771.0 thousand and $4.3 million, respectively.

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

In addition to legal proceedings occurring in the normal course of business, the Company is the subject of certain legal proceedings as set forth below.

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

 In connection with the restatements and investigations, on September 1, 2015, the Company and William Enloe ("Enloe"), Trinity and the Bank's former Chief Executive Officer and Chairman of the Board, filed separate suits in New Mexico State Court.  Jill Cook, the Company's former Chief Credit Officer, was also named in the suit brought by Trinity. On October 28, 2015, the Court entered an order consolidating the Enloe and Trinity suits. Mark Pierce, the Bank's former Senior Lending Officer, filed suit in New Mexico State Court on November 2, 2015.  On April 26, 2016, Pierce filed a motion to consolidate his suit with the Enloe and Trinity suit. In each of the three suits listed above, the plaintiffs seek coverage and reimbursement from the insurance carriers for the defense costs incurred by individuals covered under those policies, as defined therein, in addition to causes of action against the insurance companies for bad faith, breach of insurance contracts and against Atlantic Specialty Insurance for violations of New Mexico insurance statutes. The suits, with the exception of Enloe's suit, also seek a determination on the obligations of the Company and/or the Bank to indemnify the former officers. The suits filed by Enloe and Pierce each allege, in the alternative, negligence against the Company and the Bank for failing to timely put all carriers on notice of his claims. On July 18, 2016, one of the insurance company defendants filed a notice removing the consolidated lawsuits to the United States District Court for the District of New Mexico.   Enloe, Pierce, the Company and the Bank each filed motions to remand the coverage litigation back to the First Judicial District Court.

On July 26, 2017, U.S. District Judge James Parker issued a memorandum opinion and order granting the motions to remand filed by Enloe, Cook, Pierce, the Bank and the Company and granting these parties' request for attorney's fees and costs incurred in connection with the motions to remand.  The Court ultimately awarded almost $100,000 in fees and costs.  An Order remanding the case back to the First Judicial District Court was entered on September 8, 2017.

Due to the one year delay in federal court, the First Judicial District Court entered an amended scheduling order.  This case is now on a jury trial trailing docket commencing March 11, 2019; however, the Court has ordered the parties to attend a mediated settlement conference no later than September 24, 2018.

The Company and the Bank will vigorously defend its actions and seek indemnification and coverage from its insurance carriers as required under the insurance policies.  Due to the complex nature, the outcome and timing of ultimate resolution is inherently difficult to predict.

Note 18. Regulatory Matters

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

Trinity was placed under a Written Agreement by the FRB on September 26, 2013. The Written Agreement required Trinity to serve as a source of strength to the Bank and restricts Trinity's ability, without written approval of the FRB, to make payments on the Company's junior subordinated debentures, incur or increase any debt, issue dividends and other capital distributions or to repurchase or redeem any Trinity stock. Additionally, the Bank was similarly prohibited from paying dividends to Trinity under the Formal Agreement issued by the OCC on November 30, 2012 and under the Consent Order, which replaced the Formal Agreement, issued on December 17, 2013. The Consent Order required that the Bank maintain certain capital ratios and receive approval from the OCC prior to declaring dividends. The Consent Order was terminated by the OCC effective November 3, 2017.  The Written Agreement was terminated by the FRB effective February 28, 2018.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rule became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  See Item 1 - "Supervision & Regulation" for further discussion regarding the Basel III Rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2017.

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

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$152,076	18.1982%	$66,853	8.0000%	N/A	N/A
Bank only	134,959	16.1823%	66,720	8.0000%	$83,399	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	132,900	15.9035%	50,140	6.0000%	N/A	N/A
Bank only	124,481	14.9259%	50,040	6.0000%	66,720	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	106,320	12.7228%	37,605	4.5000%	N/A	N/A
Bank only	124,481	14.9259%	37,530	4.5000%	54,210	6.5000%
Tier 1 leverage (to average assets):
Consolidated	132,900	10.1821%	33,427	4.0000%	N/A	N/A
Bank only	124,481	9.6006%	33,360	4.0000%	41,700	5.0000%

December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$178,906	20.0509%	$71,381	8.0000%	N/A	N/A
Bank only	137,873	15.3793%	71,719	8.0000%	$89,649	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	167,290	18.7490%	53,536	6.0000%	N/A	N/A
Bank only	126,598	14.1216%	53,789	6.0000%	71,719	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	60,840	6.8186%	40,152	4.5000%	N/A	N/A
Bank only	126,598	14.1216%	40,342	4.5000%	58,272	6.5000%
Tier 1 capital (to average assets):
Consolidated	167,290	12.0120%	35,690	4.0000%	N/A	N/A
Bank only	126,598	9.1596%	35,859	4.0000%	44,824	5.0000%

N/A—not applicable

The Bank's capital ratios fall into the category of "well-capitalized" as of December 31, 2017 and December 31, 2016.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At December 31, 2017 the Bank's capital conservation buffer was 8.1823 % and the consolidated capital conservation buffer was 8.2228%.

Note 19. Fair Value Measurements

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,551	$-	$68,551	$-
State and political subdivisions	158,706	-	158,706	-
Residential mortgage-backed security	123,083	-	123,083	-
Residential collateralized mortgage obligation	9,686	-	9,686	-
Commercial mortgage backed security	108,162	-	108,162	-
SBA pool	545	-	545	-
Total	$468,733	$-	$468,733	$-

December 31, 2016

Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,828	$-	$68,828	$-
Stats and political subdivisions	37,343	-	37,343	-
Residential mortgage-backed security	203,819	-	203,819	-
Residential collateralized mortgage obligation	14,816	-	14,816	-
Commercial mortgage backed security	114,172	-	114,172	-
SBA pool	672	-	672	-
Total	$439,650	$-	$439,650	$-

There were no financial liabilities that were measured at fair value as of December 31, 2017 and 2016. There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the year.

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

As of December 31, 2017, impaired loans with a carrying value of $39.8 million had a valuation allowance of $5.2 million. As of December 31, 2016, impaired loans with a carrying value of $34.6 million had a valuation allowance of $3.0 million.

In the table below, OREO had write-downs during the years ended December 31, 2017 and 2016 of $43 thousand and $63 thousand, respectively.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are included in the table below:

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2017
Financial Assets
Impaired loans	$34,600	$-	$-	$34,600
Non-Financial Assets
OREO	405	-	-	405

December 31, 2016
Financial Assets
Impaired loans	$31,636	$-	$-	$31,636
MSRs	6,905	-	-	6,905
Non-Financial Assets
OREO	582	-	-	582

See Note 5 for assumptions used to determine the fair value of MSRs.  Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of December 31, 2017 and 2016:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
December 31, 2017		(In thousands)
Impaired loans
Commercial	$13,359	Sales comparison	Adjustments for differences of comparable sales	(5.00)% to (100.00)%, (5.97)%
Commercial real estate	10,987	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.63)
Residential real estate	6,774	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.80), (5.74)
Construction real estate	3,244	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.18)
Installment and other	236	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (8.00), (6.27)
Total impaired loans	$34,600
OREO
Residential real estate	315	Sales comparison	Adjustments for differences of comparable sales	(9.09) to (9.09), (9.09)
Construction real estate	90	Sales comparison	Adjustments for differences of comparable sales	(9.78) to (9.78), (9.78)
Total OREO	$405

December 31, 2016
Impaired loans
Commercial	$13,638	Sales comparison	Adjustments for differences of comparable sales	(0.00)% to (7.75)%, (5.79)%
Commercial real estate	5,465	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (5.96)
Residential real estate	7,174	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (6.73)
Construction real estate	5,014	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.50), (5.79)
Installment and other	345	Sales comparison	Adjustments for differences of comparable sales	(0.00) to (37.50), (7.70)
Total impaired loans	$31,636
OREO
Residential real estate	483	Sales comparison	Adjustments for differences of comparable sales	(3.16) to (11.76), (9.29)
Construction real estate	99	Sales comparison	Adjustments for differences of comparable sales	(12.00) to (12.00), (12.00)
Total OREO	$582

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

Accrued interest: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

The carrying amount and estimated fair values of other financial instruments as of December 31, 2017 and 2016 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and due from banks	$12,893	$12,983	$-	$-	$12,983
Interest-bearing deposits with banks	22,541	22,541	-	-	22,541
Investments:
Available for sale	468,733	-	468,733	-	468,733
Held to maturity	7,854	-	7,369	-	7,369
Non-marketable equity securities	3,617	N/A	N/A	N/A	N/A
Loans, net	686,341	-	-	680,911	680,911
Accrued interest receivable on securities	2,795	-	2,795	-	2,795
Accrued interest receivable on loans	2,238	-	-	2,238	2,238
Accrued interest receivable other	21	-	-	21	21

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-	$23

Financial liabilities:
Non-interest bearing deposits	$161,677	$161,677	$-	$-	$161,677
Interest bearing deposits	965,670	-	964,717	-	964,717
Long-term borrowings	2,300	-	2,592	-	2,592
Junior subordinated debt	37,116	-	-	27,128	27,128
Accrued interest payable	628	-	172	456	628

December 31, 2016
Financial assets:
Cash and due from banks	$13,537	$13,537	$-	$-	$13,537
Interest-bearing deposits with banks	105,798	105,798	-	-	105,798
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	439,650	-	439,650	-	439,650
Held to maturity	8,824	-	8,613	-	8,613
Non-marketable equity securities	3,812	N/A	N/A	N/A	N/A
Loans held for sale	-	-	-	-	-
Loans, net	771,138	-	-	770,254	770,254
Accrued interest receivable on securities	1,873	-	1,873	-	1,873
Accrued interest receivable on loans	3,874	-	-	3,874	3,874
Accrued interest receivable, other	296	-	-	296	296

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$26	$-	$26	$-	$26

Financial liabilities:
Non-interest bearing deposits	$174,305	$174,305	$-	$-	$174,305
Interest bearing deposits	1,033,115	-	1,040,560	-	1,040,560
Long-term borrowings	2,300	-	2,698	-	2,698
Junior subordinated debt	36,927	-	-	20,582	20,582
Accrued interest payable	10,119	-	270	9,849	10,119

Note 20. Subsequent Events

Repayment of Subordinated Debt and Redemption of Trust Preferred Securities

As reported on the Company's Current Report on Form 8-K filed with the SEC on March 13, 2018, on March 8, 2018, the Company consummated the early redemption of all $10,310,000  principal amount of those certain Junior Subordinated Deferrable Interest Debentures due 2030 (the "Debt Securities") issued by Trinity Capital Trust I, a statutory business trust created under the laws of the State of Delaware, on March 23, 2000.  The Debt Securities carried an interest rate of 10.875% and were scheduled to mature on March 8, 2030.  The Debt Securities were callable at a redemption rate of 101.088%,  plus accrued and unpaid interest, for a total redemption price of $10,983,000.

The redemption of the Debt Securities was approved by the Company's primary federal regulator on January 24, 2018.

Departure of Director

As reported on the Company's Current Report on Form 8-K filed with the SEC on March 21, 2018, on March 20, 2018, Robert P. Worcester, member of the boards of directors of Trinity Capital Corporation and its wholly-owned subsidiary, Los Alamos National Bank, notified the board of directors of his decision to retire from the Board immediately following the Company's 2018 annual shareholder meeting.

Note 21.  Condensed Parent Company Financial Information

The condensed financial statements of Trinity Capital Corporation (parent company only) are presented below:

Balance Sheets

	December 31,
	2017	2016
	(In thousands)
Assets
Cash	$10,168	$64,336
Investments in subsidiaries	123,615	126,767
Dividend receivable from subsidiary	3,000	-
Other assets	6,282	11,047
Total assets	$143,065	$202,150

Liabilities and Shareholders' Equity
Dividends payable	$-	$12,965
Junior subordinated debt owed to unconsolidated trusts	36,941	37,116
Other liabilities	578	14,770
Stock owned by Employee Stock Ownership Plan (ESOP) participants	5,961	3,192
Shareholders' equity	99,585	134,107
Total liabilities and shareholders' equity	$143,065	$202,150

Statements of Operations

	December 31,
	2017	2016	2015
	(In thousands)
Dividends from subsidiaries	$3,000	$15,000	$-
Interest and other income	175	190	161
Interest and other expense	(3,624)	(3,799)	(3,152)
(Loss) income before income tax benefit and equity in undistributed net income of subsidiaries	(449)	11,391	(2,991)
Income tax benefit	237	3,657	-
(Loss) income before equity in undistributed net income of subsidiaries (in excess of dividends)	(212)	15,048	(2,991)
Equity in undistributed net (loss) income of subsidiaries	(5,578)	1,065	4,905
Net (loss) income	$(5,790)	$16,113	$1,914
Dividends and discount accretion on preferred shares	770	4,272	3,803
Net (loss) income available to common shareholders	$(6,560)	$11,841	$(1,889)

Statements of Cash Flows

	December 31,
	2017	2016	2015
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(5,790)	$16,113	$1,914
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of junior subordinated debt owed to unconsolidated trusts issuance costs	14	14	14
Equity in undistributed net income (loss) of subsidiaries in excess of dividends	5,578	(1,065)	(4,905)
Decrease in taxes payable to subsidiaries	-	797	9,051
(Decrease) increase in taxes receivable	(312)	(797)	(9,051)
Decrease (increase) in other assets	1,887	(2,320)	18,087
Decrease in other liabilities	(5,171)	(1,437)	(18,442)
(Decrease) increase in sub debt accrued interest payable	(9,110)	2,842	2,559
Net cash (used in) provided by operating activities	$(12,904)	$14,147	$(773)
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(480)	300	(100)
Net cash provided by (used in) investing activities	$(480)	$300	$(100)
Cash Flows from Financing Activities
Issuance of voting common stock for Board compensation	212	138	198
Issuance of treasury stock for capital raise	-	8,983	-
Redemption of Series A Preferred Stock and Series B Preferred Stock	(37,316)	-	-
Issuance of Preferred C Stock for capital raise	-	37,089	-
Issuance of voting common stock for rights offering	9,012	-	-
Issuance of common stock for capital raise	-	2,889	-
Granted RSU expenses	273	83	-
Series A Preferred Stock and Series B Preferred Stock dividend payments	(12,965)	-	-
Net cash (used in) provided by financing activities	$(40,784)	$49,182	$198
Net (decrease) increase in cash	(54,168)	63,629	(675)
Cash:
Beginning of year	64,336	707	1,382
End of year	$10,168	$64,336	$707

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, which is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, any controls and procedures can provide only reasonable assurance of acheiving the desired control objectives, and there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In connection with the preparation and filing of this Form 10-K, the Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, we have concluded that, as of December 31, 2017, the Company's internal control over financial reporting were effective.

Remediation of Prior Year Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017 (the "2016 Form 10-K"), management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2016. Based on that evaluation, management determined that, as of December 31, 2016, the Company's internal control over financial reporting was not effective because certain control deficiencies that management identified constituted a material weakness in the Company's internal control over financial reporting. Management discovered deficiencies in its internal control environment related to financial reporting and information systems and reports.  In addition, management discovered deficiencies in the operating effectiveness of loan processes and procedures designed to monitor loan quality and determine the allowance for loan loss reserves.

Management worked diligently in 2017 to remediate the material weaknesses reported in the Company's 2016 Form 10-K for the period ending December 31, 2016 filed with the SEC on April 14, 2017.  Management created an internal group of senior officers to review the control environment throughout the Company.  Key controls were validated and analyzed for completeness.  An Internal Control for Financial Reporting Committee (the "ICFR Committee") was created in 2018 to sustain and institutionalize a culture of controls, an industry-standard control framework, and enforce effective operation of all controls in support of accurate financial reporting.  This ICFR Committee is co-chaired by the Company's  Chief Financial Officer and the Chief Information Officer.

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

Changes in Internal Control over Financial Reporting

Management completed its remediation of the material weaknesses as of December 31, 2017.  Except as described above, under "Remediation of Prior Year Material Weaknesses", during the quarter ended December 31, 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Unless the context requires otherwise or unless otherwise noted all references in this Part III to our Annual Report on Form 10-K for the year ended December 31, 2017 (this "Form 10-K") to "Trinity Capital Corporation," "the Company," "we," "our," or "us" are to Trinity Capital Corporation and its wholly-owned subsidiary, Los Alamos National Bank (the "Bank"), collectively.  References to "Trinity" are solely to Trinity Capital Corporation.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Trinity's Board of Directors ("the Board") is divided into three classes with one class elected each year to serve for a three-year term.  The Board currently consists of 11 directors, including Robert P. Worcester, who has indicated that he will retire from the Board upon the completion of the Company's 2018 annual meeting of shareholders.

The following descriptions provide the background and qualifications for each director, including the year each became a director of Trinity and his or her positions with the Company, if any. The age indicated for each individual is as of December 31, 2017.  There are no family relationships among directors or executive officers of the Company.

GREGORY ("GREGG") A. ANTONSEN
Director Since June 2015
Class I Director

Mr. Antonsen, age 64, has served as a member of the Boards of Directors of Trinity and the Bank since June 2015.  Mr. Antonsen serves on Trinity's Enterprise Risk Management and Compensation Committees and is Chair of the Bank Board Loan Committee.  Mr. Antonsen is the Senior Vice President and Qualifying Broker at Sotheby's International Realty Santa Fe.  Mr. Antonsen has been at Sotheby's International Realty since 2011.  Prior to joining Sotheby's International Realty, Mr. Antonsen served for eight years as Senior Vice President for Business Development with Christie's International Real Estate, headquartered in Santa Fe, where he oversaw management of regional offices and business growth throughout North America.  Mr. Antonsen was the founder of Antonsen, Garrett & Associates, Ltd., a boutique real estate firm in Hawaii and also conducted a solo law practice for ten years.  Mr. Antonsen earned his Bachelors of Art degree from Gustavus Adolphus College in St. Peter, Minnesota and a Juris Doctorate from William Mitchell College of Law in St. Paul, Minnesota.

Mr. Antonsen brings more than 30 years of experience with real estate, marketing and management to the Board, which we believe qualifies him to serve as a director of the Company.

JAMES F. DEUTSCH
Director Since January 2017
Class III Director

Mr. Deutsch, age 62, serves as a member of the Boards of Trinity and the Bank and is a member of Trinity's Audit, Nominating and Governance, and Trust and Investment Committees.  Mr. Deutsch is a partner at Patriot Financial Partners.  He has over 35 years of banking experience and brings a breadth of knowledge to the Board in investment banking, commercial lending and corporate finance.  Mr. Deutsch has experience in financial services and a perspective as both an investor and operator of banks.  Mr. Deutsch currently serves on the boards of Sterling Bancorp and MB&T Financial Corp, in addition to multiple private institutions and not-for-profit boards.  Mr. Deutsch previously served on the boards of Avenue Financial Holdings, Inc. and Cape Bancorp, Inc.  For these reasons, we believe Mr. Deutsch is qualified to serve as a director of the Company.

JAMES E. GOODWIN, JR.
Director Since 2013
Class III Director

Mr. Goodwin, age 70, is the Chairman of the Board of Trinity and the Bank and has served as a member of the Board of Directors of Trinity and the Bank since 2013. Mr. Goodwin is a member of the Board's Executive, Audit, Loan and Enterprise Risk Management Committees. He previously served as Chair of the Audit Committee and currently serves as the audit committee financial expert, as defined under the SEC rules and regulations. He was a Partner in the firm of PricewaterhouseCoopers LLP ("PwC") and spent 39 years with PWC and its predecessor, Price Waterhouse; he served as a member of the firm's U.S. Board of Partners and Principals and he currently serves on PwC's Retired Partners Committee. Mr. Goodwin is a graduate of Virginia Polytechnic Institute and State University with a B.S. in Business, major in Accounting and served on the Advisory Board for its College of Business-Department of Accounting and Information Technology. He was a Certified Public Accountant in various states from 1973 until his retirement from PwC in 2009.

Mr. Goodwin is a member of the Board of Directors of The National Dance Institute of New Mexico. He also serves as a member of the Audit Committee of the New Mexico State Investment Council. Mr. Goodwin served on the Board and as Treasurer of the Museum of New Mexico Foundation for a number of years. He was a member of the Boards of the School of Advance Research and the Cancer Foundation of New Mexico, both located in Santa Fe. Mr. Goodwin served as President of the Alzheimer's Association/Greater Houston Chapter and as the Treasurer of the Big Brothers/Big Sisters of Greater Memphis. He also served on the Boards of these organizations as well as the National Conference of Christians and Jews, Memphis Chapter, and the Japan/American Society of Houston.

Mr. Goodwin brings extensive business, accounting, auditing, financial reporting and risk management experience to the Board, which we believe qualifies him to serve as a director of the Company. He served at PwC for over 39 years in a wide range of U.S. and Global leadership, audit and risk management positions and served as the lead engagement partner on a number of PwC's largest clients. During his career at PwC, Mr. Goodwin worked closely with senior management, boards of directors and audit committees of large multinational companies and his experience provides him with a unique perspective of the complex issues facing businesses.

JOHN S. GULAS
Director Since 2014
Class II Director

Mr. Gulas, age 59, has served as a member of the Boards of Directors of Trinity and the Bank since June 2014. Mr. Gulas also serves as the Chief Executive Officer and President of Trinity and the Bank. Mr. Gulas is a member of the Executive, Loan, Enterprise Risk Management, and Trust and Investment Committees. Prior to joining Trinity and the Bank, Mr. Gulas served as President and Chief Executive Officer for Farmers National Bank headquartered in Canfield, Ohio from 2010 to 2014, and served as Chief Operating Officer for Farmers National Bank from 2008 to 2010. Mr. Gulas served as President and Chief Executive Officer for Sky Trust, Co, N.A., a subsidiary of Sky Financial from 2005 to 2007. In his 34-year banking career, Mr. Gulas has also held executive positions at UMB, Wachovia Corporation, and KeyCorp. Mr. Gulas is a graduate of Youngstown State University and the University of Toledo College of Law.

Mr. Gulas currently serves as a director for the Santa Fe Chamber of Commerce, is the current Chairman of the Los Alamos Community Development Corporation, is President elect of the New Mexico Bankers Association, the Los Alamos National Laboratory Foundation, and a Member of the Business Forum of Albuquerque.

Mr. Gulas has also been very active in business development and charitable organizations. Mr. Gulas' past activities included serving as a Director of the Regional Chamber Foundation in Youngstown/Warren, Ohio, the Better Business Bureau, the Mahoning Valley Economic Development Corporation, the Ohio Bankers League, the Youngstown Business Incubator, the Ohio Foundation of Independent Colleges, the Achievement Centers for Children, the Museum of Labor and Industry, the Great Trail Girl Scout Council, the Kansas City Arts Council Advisory Board, the Dayton Ballet and the Atlanta Ballet.

Mr. Gulas brings extensive banking, management and strategic planning experience to the Board and the management of Trinity and the Bank, which we believe qualifies him to serve as a director of the Company. Mr. Gulas has a track record of improved performance, increasing stockholder value and growth in a community bank environment. Mr. Gulas was recognized by the American Bankers Association for leading Farmers National Bank to national acclaim as one of the top community banks in the country, and under Mr. Gulas' management in 2013 and 2014, Farmers National Bank was named by Bank Director Magazine as one of the best banks with $1-5 billion in assets.

JEFFREY F. HOWELL
Director Since 2002
Class III Director

Ms. Howell, age 65, has served as a member of the Boards of Directors of Trinity and the Bank since 2002 and was Chair of the Board of Trinity from 2004 to 2008. She was the Chair of the Audit Committee from 2003 to 2014.  Ms. Howell is the Chair of the Board's Enterprise Risk Management Committee and a member of the Board's Audit and Trust and Investment Committees. She was President and Chief Executive Officer of Howell Fuel and Lumber Company, Inc., headquartered in Wallkill, New York from 1998 to 2009. She was the founder and managing Director of Howell Meyers Associates from 1997 to 2001, was employed in various capacities at Harvard University from 1985 to 1991, including as Associate Director for Administration at Harvard College Observatory and Assistant Dean for Financial Operations in the Faculty of Arts and Sciences. She was an accountant in the Emerging Business Systems Group at Coopers & Lybrand from 1982 to 1984 after receiving her Masters of Business Administration from Yale University.

Ms. Howell is active in charitable and community organizations. She is a past president and member of the Los Alamos National Laboratory Foundation, President of The Delle Foundation, member of the League of Women Voters of Los Alamos, a member of the J. R. Oppenheimer Memorial Committee.  We believe Ms. Howell's background in accounting and experience as an entrepreneur and business executive qualify her to serve as a director of the Company.

SAMUEL ("TOM") T. HUBBARD
Director Since November, 2017
Class II Director

Mr. Samuel T. Hubbard, Jr., age 67, joined the Board of Directors of Trinity and the Bank in November, 2017.  Mr. Hubbard currently serves as a Director on the boards of Seneca Foods Corporation (NASDAQ), Second Street Brewery, Inc., and The Club at Las Campanas.  He is an Emeritus Trustee of the Memorial Art Gallery of the University of Rochester.

Mr. Hubbard served as the Chairman of the Board of High Falls Brewing Company, LLC from 2001 to 2009 and as President and Chief Executive Officer from January 2001 to 2007.  Mr. Hubbard previously served as the Chief Executive Officer of Genesee Corporation from March 2000 to January 2001, President from June 1999 to January 2001 and Chief Operating Officer from June 1999 to March 2000. Mr. Hubbard served as the President and Chief Executive Officer of Alling and Cory Company from 1986 to November 1998. Prior to joining Alling and Cory, he held various management positions with Chase Lincoln First Bank, a former subsidiary of The Chase Manhattan Corporation. Mr. Hubbard served as a Director of RGS Energy Group Inc. from 1992 to 2002. He has been a Director of Seneca Foods Corp since 2011.  He was a Director of Genesee Corporation from 1992 to 2001 and Director of M and T Bank (First Empire Corporation) from 1992 to 2002.  He has also served on a number of private company boards and chaired the Boards of the United Way of Greater Rochester, the Memorial Art Gallery of the University of Rochester, the Rochester School for the Deaf and the Rochester General Hospital Foundation.  We believe Mr. Hubbard's experience as a public company director, as well as his background in banking, qualify him to serve as a director of the Company.

Mr. Hubbard received a Bachelor of Arts degree from Denison University and his Master of Business Administration degree from the University of Rochester with a concentration in Finance.

LESLIE NATHANSON JURIS
Director Since 2015
Class II Director

Ms. Nathanson Juris, age 71, joined the Boards of Directors of Trinity and the Bank in September 2015.  She serves as the Chair of the Compensation Committee and is a member of the Nominating and Governance and Trust and Investment Committees.

Ms. Nathanson Juris earned her Ph.D. in Organizational Behavior Studies, Labor Relations, and her Master's Degree in Educational Leadership and Administration from Northwestern University where she also served as an Adjunct Professor at Kellogg School of Management from 1999 to 2010.  Ms. Nathanson Juris earned her Bachelor's Degree in Early Childhood Education and Teaching from Tufts University.

  Ms. Nathanson Juris brings extensive experience from corporate and non-profit boards, organizational management, and strategic planning to the Boards of Trinity and the Bank, which we believe qualifies her to serve as a director of the Company.  She currently serves on various other boards including the National Dance Institute, Creativity for Peace and the BeCause Foundation.

ARTHUR B. MONTOYA, JR.
Director Since 2001
Class III Director

Dr. Montoya, age 54, has served as a member of the Boards of Directors of Trinity and the Bank since 2001. Dr. Montoya has served as Secretary for the Bank since 2012 and as Secretary for Trinity since 2015. He is Chair of the Board's Nominating and Corporate Governance Committee and is a member of the Board's Audit and Trust and Investment Committees. Dr. Montoya runs a successful dental practice in Los Alamos, New Mexico.

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

We believe Dr. Montoya's insight from his experience as a small business owner as well as from the dental and general medical community qualifies him to serve as a director of the Company.

ANTHONY SCAVUZZO
Director Since January 2017
Class I Director

Mr. Scavuzzo, age 36, joined the Boards of Directors of Trinity and the Bank in January 2017.  He currently serves on Trinity and the Bank's Nominating and Governance and Compensation Committees.

Mr. Scavuzzo is a principal at Castle Creek Capital..  He brings extensive financial institution experience to the Board.  He has led to supported investments in numerous recapitalization, distressed, and growth situations and works with executive management teams on strategic planning, operational improvements, acquisitions, and capital financings.  Mr. Scavuzzo currently serves as a director at multiple banking institutions, including MBT Financial Corp., and serves on various board committees regarding governance, compensation and risk.  We believe Mr. Scavuzzo's community banking experience, both as a director and an investor, qualify him to serve as a director of the Company.

CHARLES A. SLOCOMB
Director Since 1999
Class I Director

Mr. Slocomb, age 71, has been a member of the Boards of Directors of Trinity and the Bank since 1999. Mr. Slocomb has served as Vice-Chairman of the Board of Trinity and the Bank since 2013. Mr. Slocomb served as interim Chair of the Board's Audit Committee for a period in 2017 and is currently a member of the Board's Executive, Audit, Enterprise Risk Management and Board Loan Committees.

Mr. Slocomb and his family resided in Los Alamos beginning in 1971 and moved to Santa Fe in 2004.  He retired from the Los Alamos National Laboratory in August 2004 spending most of his career in high-performance computing management.  His various management positions at the Los Alamos National Laboratory included Division Director of the Computing, Information and Communications Division.  After retiring from the Laboratory, Mr. Slocomb consulted with the Advanced Simulation Program of the National Nuclear Security Administration on high-performance computing matters until 2017.  He has experience in scientific and administrative computing, networking, security and communications.  We believe Mr. Slocomb's ties to the Los Alamos community and the Laboratory, as well as his technology experience, qualify him to serve as a director of the Company.

ROBERT P. WORCESTER
Director Since 1995
Class II Director

Mr. Worcester, age 71, has been a member of the Boards of Directors of Trinity and the Bank since 1995 and served as the Chairman of the Board of Directors from 2008 to 2012.  Mr. Worcester served as the Vice Chairman of the Board from 2004 to 2008.  Mr. Worcester previously served as the Chair of the Compensation and Trust and Investment Committees.  He is currently Chair of the Trust and Investment Committee and is a member of the Audit and Nominating and Governance Committees.

Mr. Worcester retired in October 2014 after practicing law for 40 years.  Mr. Worcester most recently practiced at the firm of Sommer Udall Hardwick & Jones P.A.  He was previously the President and a 50% stockholder of Worcester & McKay, LLC which merged with Sommer Udall Sutin Law in 2013.  Mr. Worcester has been recognized by "The Best Lawyers in America" for the last 21 years and was recently recognized by "Outstanding Lawyers in America" and in "Super Lawyers of the Southwest."  He has received the certification of AV Preeminent from Martindale-Hubbell.  He is also a Fellow of the American College of Trust and Estate Council since 1988 and past President of the Santa Fe Estate Planning Council.  He is the past President of the Georgia O'Keefe Foundation, a past member and Secretary of the Board of Directors of the Veritas Foundation, and a past member and Secretary of the Board of Directors of the Don and Susan Meredith Foundation.   In addition, Mr. Worcester served as a member of the Board of Directors and President of the Peters Family Art Foundation, as a member of the Board of Directors and as President of the John Bourne Foundation, and as a member of the Board of Directors and Secretary of the Allan Houser Foundation.

Mr. Worcester's qualifications to serve as a director of the Company include his knowledge and expertise as a trust and estate attorney.  Mr. Worcester has knowledge of a broad range legal and business issues.  Mr. Worcester also serves the communities through professional, educational and community service organizations.

Executive Officers

John S. Gulas.  See "Board of Directors" above.

Thomas G. Dolan.  Mr. Dolan, age 58, also known as Tom, has been Chief Financial Officer of Trinity since June 29, 2017. Mr. Dolan has been Chief Financial Officer of the Bank since June 19, 2017, after joining the Bank in April 2017 as its Senior Financial Officer. He served as the Executive Vice President and Chief Operating Officer of Anchor BanCorp Wisconsin Inc. and AnchorBank, Fsb from September 3, 2014 until September 30, 2016, after it was acquired by Old National Bank. He served as the Chief Financial Officer and Treasurer of AnchorBank, Fsb until September 3, 2014 and October 2013, respectively. He served as the Executive Vice President, Chief Financial Officer and Treasurer of Anchor Bancorp Wisconsin Inc. and AnchorBank, Fsb from March 1, 2011 to September 2014.  Mr. Dolan has more than 25 years of experience with LaSalle Bank and Bank of America and is the sole owner and Managing Director of Northern Pointe Consulting ("NPC"), a financial institution consulting firm since 2008. Prior to his work with NPC, Mr. Dolan served as the Group Senior Vice President, Chief Operating Officer of Commercial Banking for LaSalle Bank from 2000 to 2008, when he left LaSalle to start NPC. Mr. Dolan holds an M.B.A. from the University of Chicago with a concentration in Finance and a B.S. degree in Finance from Loyola University of Chicago.

Thomas M. Lilly. Mr. Lilly, age 58, has served as Chief Credit Officer of Los Alamos National Bank since July 2013.  Mr. Lilly was previously employed as Chief Credit Officer at The National Bank in Bettendorf, Iowa from August 2009 to July 2013.  Mr. Lilly as served as the Chief Credit Officer of West Valley National Bank in Goodyear, Arizona from January 2008 to January 2009.  Mr. Lilly has over 30 years' experience as a commercial lender and Chief Credit Officer.

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

The Code of Business Conduct

All directors and employees of Trinity and its subsidiaries', including Trinity's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, are required to abide by Trinity's Code of Business Conduct (the "Code of Conduct").  Trinity does not maintain a separate code of ethics applicable solely to its directors, principal executive officer, principal financial officer and/or its principal accounting officer or the persons performing similar functions.  The Code of Conduct requires that the directors, executive officers, and employees of Trinity and its subsidiaries, avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Trinity's best interests.  Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

Trinity's Code of Conduct is available on its website (www.lanb.com) at http://www.snl.com/Cache/1001231563.PDF?O=PDF&T=&Y=&D=&FID=1001231563&iid=1017156.  Trinity intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct by posting such information on its website at https://www.lanb.com. No waivers to Trinity's Code of Conduct were granted or made in 2017.  The information on, or that can be accessed through our website is not, and shall not be deemed to be part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Audit Committee

Mr. Slocomb (Chair), Mr. Deutsch, Mr. Goodwin, Mr. Worcester and Ms. Howell currently serve on the Audit Committee. The Board has determined that Mr. Goodwin is an "audit committee financial expert" as defined under the SEC rules and regulations.  Each member of the Audit Committee is "independent" as that term is defined in the rules of NASDAQ and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

During 2017, the Company's named executive officers ("NEOs") were as follows: John S. Gulas, Thomas G. Dolan, and Joseph M. Martony.

Summary Compensation Table. The following table contains the summary of compensation awarded to, paid to or earned by the NEOs in 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)
John S. Gulas, Chief Executive Officer of Trinity and the Bank (3)	2017	401,794	145,818	612,247	16,359	$1,176,218
	2016	394,833	84,643	79,516	8,625	$567,617
Thomas G. Dolan, Chief Financial Officer of Trinity and the Bank (4)	2017	201,923	-	385,938	30,273	$618,133

Joseph M. Martony, Chief Risk Officer of the Bank	2017	230,487	57,870	203,490	500	$492,347

(1)	Amounts reported in this column were paid out in accordance with the Short Term Incentive Compensation Program. See description below under Grant of Plan-Based Awards.
(2)
Amounts reported in this column reflect the aggregate grant date fair value of restricted stock units ("RSUs"), computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 13 to this Form 10-K.

(3)	Other Compensation paid to Mr. Gulas in 2017 consists of an annual vehicle allowance ($8,827) and country club dues ($7,532).
(4)
Mr. Dolan was hired on April 17, 2017 and was appointed Chief Financial Officer on June 29, 2017.  Other Compensation paid in 2017 consists of relocation assistance ($30,000) and fitness reimbursement ($273).

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

 Employment Agreements. During 2017, the Company had in place employment agreements with Mr. Gulas and Mr. Martony. The Company entered into these employment agreements to provide certainty in the relationships between the Company and these key employees with respect to their positions at Trinity and the Bank, as applicable, as well as to establish non-compete and non-solicitation agreements and change in control provisions. The key provisions of these agreements are summarized immediately below and in the "Potential Payments upon Termination or Change in Control" section below.

Each employment agreement provides for a two-year initial term, after which the employment agreement automatically renews for one-year terms.  The employment agreements contain non-competition, non-solicitation, non-disparagement and confidentiality provisions, equitable enforcement provisions, and dispute resolution provisions. The employment agreements also require Messrs. Gulas and Martony to provide 90 days' notice of any intent to terminate employment voluntarily.  Each of the employment agreements referenced above precondition the receipt of any severance pay or other benefits upon a general release of claims against Trinity and the Bank.

The employment agreements also include a provision that requires the adjustment or recovery of awards or payments upon restatement or other adjustment of relevant company financial statements or performance metrics. Thus, to the extent that such adjustment or recovery is required under applicable securities or other law, the Company's employment agreements provide that the executive will make restitution.  These summaries are qualified in their entirety by reference to the full employment agreements, copies of which are listed as exhibits to this Form 10-K.

Change in Control Agreements.  During 2017, the Company had in place a two-year change in control agreement with Mr. Dolan. The agreement provides if (a) there is a change in control within one year of inception of employment and within one year following any change in control, and the successor fails to continue employment other than for Cause (as defined in the agreement) or effects a material diminution in Mr. Dolan's compensation or authority, among other things, without his consent, Mr. Dolan will be entitled to (i) a lump sum payment equal to one times annual base salary, (ii) the earned but unpaid annual incentive bonus, if any, and (iii) the accrued but unpaid annual base salary for the period ending on the date of the termination.  See "Potential Payments upon Termination or Change in Control" section below.

Grants of Plan-Based Awards.  Mr. Gulas and certain other senior officers of the Bank are eligible for incentive-based compensation to be earned in 2017 pursuant to the Trinity Capital Corporation 2015 Long-Term Incentive Plan (the "2015 Plan") and the Short-Term Incentive Compensation Program (the "Incentive Compensation Program").  The 2015 Plan is an "omnibus" stock plan that permits the Compensation Committee to utilize various types of equity-based awards, including stock options, stock appreciation rights and restricted stock units.  Awards under the Incentive Compensation Program are paid solely in cash.  Awards pursuant to the 2015 Plan and the Incentive Compensation Program are both discretionary and based upon performance metrics that are set each year by the applicable governing committee.  The performance metrics are aimed at encouraging growth and increasing profitability and ensuring appropriate risk management.  In addition, the equity awards will vest in equal installments over a three-year period and require profitability in subsequent years as a prerequisite to vesting, among other requirements. Awards made under the 2015 Plan and the Incentive Compensation Program are subject to recoupment by the Company in the event of a material error or the necessity for a restatement of the data upon which the award was based.

The following table sets forth information regarding each grant of an award to an NEO in 2017 under the 2015 Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)	Grant Date Fair Value of Stock and Option Awards (2) ($)
John S. Gulas	04/26/2017	28,894	$137,247
John S. Gulas	08/22/2017	100,000	475,000
Thomas G. Dolan	08/22/2017	81,250	385,938
Joseph M. Martony	04/26/2017	10,340	49,115
Joseph M. Martony	08/22/2017	32,500	$154,375

(1)  Restricted stock units ("RSUs") granted on April 26, 2017 will vest in three equal installments on the first, second and third anniversary of the grant date.  RSUs granted on August 22, 2017 are based on the Company achieving certain performance goals, namely return on assets.  If the performance goals are met, 50% of the RSUs will vest on March 31, 2019, 25% will vest on March 31, 2020 and 25% will vest on March 31, 2021.

(2)  The last reported sale price of the Company's common stock on April 26, 2017 and August 22, 2017, the respective grant dates of the stock award reflected in this column was $4.75.

Vesting of Equity Awards in 2017.  The following table sets forth information regarding the vesting of RSUs for each NEO during the year ended December 31, 2017 under the 2015 Plan.

Name	Grant Date	Number of Shares of Stock or Units (#)	Value Realized on Vesting of Awards ($)(1)
John S. Gulas	02/23/2016	$6,626	$31,474

(1) The value realized upon vesting is based upon the value of the common stock of the Company on the vesting date of the RSUs.  This value of $4.75 is the last reported sale price of the Company's stock on February 23, 2017.

Outstanding Equity Awards as of 2017 Year-End. The following table provides information as of December 31, 2017 regarding outstanding equity awards held by the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Fair Value of Shares or Units of Stock That Have Not Vested (2) ($)
John S. Gulas	-	-	-	-	142,147	995,029
Thomas G. Dolan	-	-	-	-	81,250	568,750
Joseph M. Martony	-	-	-	-	42,840	299,880

(1)
RSUs reflected in this column that were granted on February 23, 2016 and April 26, 2017 will vest equally on the first, second, and third anniversary of  the grant dates.  The RSUs granted on August 22, 2017 will vest based on the attainment of certain return on asset metrics.  The initial vesting is 50% on March 31, 2019 if the target return on assets is met with the remainder vesting in 25% increments on March 31, 2020 and March 31, 2021 respectively.  If the return on asset metric is not met on the target vesting date but is subsequently reached upon the following vesting date, the restricted stock awards will vest on the subsequent date.

(2)
The fair market value of the shares subject to restricted stock awards that have not vested is based upon the value of the Company's common stock on December 29, 2017, the last business day of the Company's fiscal year.  The closing market price of the stock on the OTC Market on December 29, 2017 was $7.00 per share.

Potential Payments upon Termination or Change in Control. The table below sets forth the estimated amount of incremental compensation payable to each of the NEOs upon different employment termination and change in control scenarios. The amounts shown assume the hypothetical payment event was effective as of December 31, 2017, and that the price of the Company's common stock was the closing price of $7.00 on December 29, 2017 (the last trading day of the year).

Potential Payment Event	John S. Gulas		Joseph M. Martony		Thomas G. Dolan
Voluntary Termination (including Retirement)	None		None		None
Termination without Cause (no Change in Control)	None		None		None
Termination for Cause (no Change in Control)	None		None		None
Involuntary Termination following Change in Control	$424,360	(1)	$236,900	(2)	$300,000	(3)
Termination Due to Death or Disability	$995,029	(4)	$299,880	(4)	$568,750	(4)
Change in Control (no Termination)	$995,029	(4)	$299,880	(4)	$568,750	(4)

(1)
Under his employment agreement, Mr. Gulas is entitled to receive, in addition to his accrued but unpaid benefits, a lump sum payment equal to 100% of his annual base salary at the time of such termination in the event of a termination of his employment (a) by the Company or its successors without cause (as defined in his agreement) within six months before or 12 months after a change in control of the Company, (b) by him for good reason (as defined in his agreement) within six months before or 12 months after a change in control of the Company, or (c) by him for any reason within 30 days following a change in control of the Company.

(2)
Under his employment agreement, Mr. Martony is entitled to receive, in addition to his accrued but unpaid benefits, a lump sum payment equal to 100% of his annual base salary at the time of such termination, plus his prorated incentive bonus for the year in which such termination occurs (provided that such target level performance has been achieved through the date of termination), in the event of a termination of his employment (a) by the Company or its successors without cause (as defined in his agreement), (b) by him for good reason (as defined in his agreement), or (c) by him for any reason within 30 days following a change in control of the Company.

(3)
Under his change in control agreement, Mr. Dolan is entitled to a lump sum payment equal to one times his annual base salary, earned but unpaid annual incentive bonus, if any, earned but unpaid annual base salary, accrued but unpaid paid time off and unreimbursed business expenses in the event (a) there is a change in control within one year of the inception of his employment, and (b) within one year following such change in control, either (i) Mr. Dolan's employment is terminated by the Company's successor without cause (as defined in his agreement) or (ii) such successor effects a material diminution in his base compensation and benefits, duties, responsibilities and/or authority without Mr. Dolan's consent.

(4)
The outstanding RSUs awarded to Messrs. Gulas, Martony, and Dolan under the 2015 Plan would vest 100% upon Messrs. Gulas', Martony's, and Dolan's death or disability or following a change in control of the Company.

All change in control payments due to Messrs. Gulas, Martony, and Dolan are limited in order to avoid application of an excise tax under Internal Revenue Code Section 280G.

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

Code Section 162(m) generally limits the Company's Federal income tax deduction for certain executive compensation in excess of $1 million paid to the Chief Executive Officer and the three highest compensated officers (other than the Chief Financial Officer) serving at the end of the year. Prior to the Tax reform, however, the $1 million deduction limit did not apply to "performance-based compensation," as that term is defined in Code Section 162(m). The Compensation Committee recognizes the possibility that if the amounts of the base salary of a covered officer, and other compensation that is not "performance-based compensation," exceeds $1 million, it may not be fully deductible for Federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of payment should be modified as to preserve any deduction otherwise available. In 2017, the limitation on deductibility of compensation to the Company's officers did not affect the Company's compensation practices nor did the Company pay any officers an amount in excess of the applicable deductibility limit.

As a result of the Tax Reform, "performance-based compensation" is also subject to the $1 million deduction limit.

Compensation Claw-backs. Upon completion of the restatement of financial data contained in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on December 12, 2014, the Company initiated a compensation claw-back in accordance with the Capital Purchase Plan rules and all other applicable laws.  The claw-backs included all persons subject to claw-back requirements who received incentive compensation based upon the Company's performance during 2013, 2012, 2011 and 2010.  The total of the claw-backs is approximately $97 thousand of which over $78 thousand was recovered as of March 31, 2018.

Non-Employee Director Compensation

The Company provides compensation to non-employee directors based on the service they provide to the Company. The Company's employee director, John S. Gulas, was not provided compensation for his service as director during 2017. The Company's employee director was compensated for his positions within the Company during 2017 as described above.

The following table sets forth compensation provided to each of the non-employee directors of the Company and includes compensation for their services as directors of the Bank in 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation (1) ($)	Total ($)
Gregory Antonsen	25,667	24,000	3,632	53,299
James F. Deutsch (2)	48,000	1,002	3,583	52,585
James E. Goodwin, Jr	32,333	34,000	4,851	71,184
Jeffrey F. Howell	36,000	16,000	3,803	55,803
Samuel T. Hubbard (3)	3,000	1,000	293	4,293
Leslie Nathanson Juris	37,667	12,000	3,632	53,299
Jerry Kindsfather (4)	16,667	31,500	3,522	51,689
Arthur B. Montoya, Jr.	25,000	28,000	3,876	56,876
Tony Scavuzzo (3)	48,000	1,002	3,583	52,585
Charles A. Slocomb	20,500	36,000	4,132	60,632
Robert P. Worcester	24,000	28,000	3,803	55,803

(1)	All Other Compensation consists of tax gross-ups. The Company does not provide for the payment of any tax gross-ups to its NEOs.
(2)
The cash compensation of Mr. Deutsch for service on the board was paid to his employer, Patriot Financial Partners.  Patriot Financial Partners was also reimbursed by the Company for reasonable travel expenses related to Mr. Deutsch's attendance at board meetings.  The stock award compensation was paid directly to Mr. Deutsch.

(3)	Mr. Hubbard joined the Board on November 29, 2017.
(4)	Mr. Kindsfather passed away on June 13, 2017.
(5)
The cash compensation of Mr. Scavuzzo for service on the board was paid to his employer, Castle Creek Partners.  Castle Creek Partners was also reimbursed by the Company for reasonable travel expenses related to Mr. Scavuzzo's attendance at board meetings.  The stock award compensation was paid directly to Mr. Scavuzzo.

The Board made no changes to its director compensation from 2017 to 2018, as presented in the table below. Each non-employee member of the Board receives the compensation as presented in the following table.

Board or Committee	2017 Fee Schedule ($) (1)	2018 Fee Schedule ($) (3)
Trinity Board of Directors Monthly Retainer	450	450
Bank Board of Directors Monthly Retainer	2,550	2,550
Trinity Board of Directors Annual Stock Grant (2) (4)	12,000	12,000
Trinity and Bank Chair of the Board of Directors Monthly Retainer	833	833
Trinity and Bank Audit Committee Chairman Monthly Retainer	500	500
Trinity and Bank Executive Committee Members Annual Stock Grant (2) (4)	6,000	6,000
Trinity and Bank Chair of the Board of Directors Annual Stock Grant (2)	8,000	8,000
Trinity and Bank Audit, Compensation, Enterprise Risk Management, Nominating and Governance, Bank Loan, and Trust and Investment Committees Chairman Annual Stock Grant (2) (4)	4,000	4,000

(1)	The 2017 Fee Schedule was approved on December 20, 2016 with an effective date of January 1, 2017.

         (2)      The 2017 annual stock grants were based on $4.75 per share, which was the price paid on December 19, 2016 by the investor groups for their $52 million ownership interest.  For 2017 monthly retainer payments, directors could elect to receive their compensation in a combination of cash and/or stock.  Stock for these elections was issued quarterly based on the higher of $4.75 per share, the price paid on December 19, 2016 by investor groups, or the last reported sale price of the Company's stock at the close of business on the last business day closest to the 15th of the third month in each quarter.  The grant prices were $4.75 per share for the first, second and third quarter of 2017 and $6.75 per share for the grants made in the fourth quarter of 2017.

(3)	On November 29, 2017, the Board Compensation Fee Schedule was approved and effective on January 1, 2018.

(4)
The 2018 stock grant are paid semi-annually.  The first semi-annual grant was approved by the Board in December 2017 and issued in January 2018 at $6.75 per share, the latest sale price of the Company's stock on December 15, 2017.  The value of the annual stock grants associated with the two directors representing investor groups are paid semi-annually.

Under the Trinity Capital Corporation Directors Deferred Compensation Plan, approved March 24, 2015, directors may choose to defer some or all of their annual cash retainers.  Deferred compensation will be invested in an interest-bearing account.  In 2017, no board members elected to defer a portion of board fees earned.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In 2016, the Company had not adopted stock ownership requirements for the NEOs or directors apart from the requirements of the OCC under 12 U.S.C. Section 72, which require national bank directors to own a minimum of $1,000 in the Company's stock. Each of the Company's directors satisfies this requirement as set forth in the table below.  In January 2017, the Board approved the Trinity Capital Corporation Non-Employee Director Stock Ownership Guidelines which sets the minimum amount of Trinity common stock certain directors (excluding any directors that serve as a representative for holders of 5% or more of the Company's common stock) must own equal to two times the director's base retainer and provides a period of time to obtain such ownership.

Beneficial Ownership

Set forth below is certain information regarding beneficial ownership of Trinity's common stock by:

·	any person who is known to Trinity to own beneficially more than 5% of Trinity's common stock;
·	each of Trinity's directors;
·	each NEO of Trinity; and
·	all current executive officers and directors as a group.

All shares of common stock are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.  Beneficial ownership as of the dates noted has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of February 28, 2018. The shares of common stock subject to options currently exercisable or exercisable within 60 days of February 28, 2018, are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person.  The address of each beneficial owner is c/o Trinity, 1200 Trinity Drive, Los Alamos, New Mexico 87544, unless otherwise indicated by footnote.  As of February 28, 2018, there were 19,675,356 shares of common stock outstanding of which 11,389,156 were shares of voting common stock.  As of February 28, 2018 none of the beneficial owners listed below own shares of the Company's non-voting common stock.

		As of February 28, 2018
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class
Gregory G. Antonsen	Director	21,456	*
Thomas G Dolan (1)	Chief Financial Officer	300,000	*
James Deutsch	Director	211	*
James E. Goodwin, Jr. (2)	Director	89,565	*
John S. Gulas (3)	Director and Chief Executive Officer	91,901	*
Jeffrey F. Howell	Director	45,581	*
Samuel T Hubbard	Director	5,333	*
Leslie Nathanson Juris	Director	19,738	*
Joseph M. Martony (4)	Chief Risk Officer	35,446	*
Arthur B. Montoya, Jr. (5)	Director	41,926	*
Tony Scavuzzo	Director	211	*
Charles A. Slocomb (6)	Director	66,071	*
Robert P. Worcester (7)	Director	80,026	*
Total of Current Directors and Executive Officers (8)		821,885	7.22%

(1)	Mr. Dolan holds 81,250 RSUs awarded on August 22, 2017 which are not included in the total as these RSUs are not yet vested.
(2)
Mr. Goodwin shares voting and investment power in 15,000 shares with his spouse.  The James E. Goodwin, Jr. 2010 Trust holds 29,195 shares which was gifted to the trust by Mr. Goodwin.  Mr. Goodwin does not have any voting or investment power over such shares.  Mr. Worcester is one of the Trustees of the trust and has voting and investment power over such shares.

(3)
Mr. Gulas holds 6,627 RSUs awarded on February 23, 2016, 19,263 RSUs awarded on April 26, 2017, 100,000 RSUs awarded on August 22, 2017, and 30,000 RSUs awarded in January 24, 2018 which are not included in the total as these RSUs are not yet vested.

(4)	Mr. Martony holds 6,894 RSUs awarded on April 26, 2017, and 32,500 RSUs awarded on August 22, 2017 which are not included in the total as these RSUs are not yet vested.
(5)
Dr. Montoya shares voting and investment power in 39,997 shares with his spouse. The remaining 300 shares are held by the Arthur B. Montoya, Jr., DDS Profit Sharing Plan over which Dr. Montoya shares voting and investment power.

(6)	Mr. Slocomb shares voting and investment power in 64,071 shares with his spouse.
(7)
Mr. Worcester shares voting and investment power over 23,938 shares with his spouse.  Mr. Worcester serves as Trustee to the James E. Goodwin, Jr. 2010 Trust and has voting and investment powers over the 29,195 shares held therein.

(8)	The total percentage of ownership for all Directors and Executive Officers includes all RSUs scheduled to vest within 60 days of February 28, 2018.

Persons known to Trinity to own more than 5% of the outstanding shares

		As of February 28, 2018
Name of Individual or Individuals in Group	Reporting Type	Beneficial Ownership	Percent of Class

Castle Creek Capital Partners VI LP 6051 El Tordo Rancho Santa Fe, CA 92067	5% Shareholder	909,567	7.99%
Patriot Financial Partners II, LP (1) Cira Centre 2929 Arch Street, 27th Floor Philadelphia, PA 19104	5% Shareholder	909,567	7.99%
Strategic Value Investors LP 2000 Auburn Drive, Suite 300 Beachwood, OH 44122	5% Shareholder	1,124,092	9.87%
Trinity Capital Corporation ESOP (2)	5% Shareholder	831,645	7.30%

(1)
The following are members of the "Patriot Financial Group": each of Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together, the "Patriot Funds"), Patriot Financial Partners, GP II, L.P., the general partner of the Patriot Funds ("Patriot GP"), Patriot Financial Manager II, L.P., which provides advisory services to certain members of the Patriot Financial Group, Patriot Financial Partners, GP II, LLC, general partner of Patriot GP ("Patriot LLC") and each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch, general partners of the Patriot Funds and Patriot GP and members of Patriot LLC, and James F. Deutsch who is a member of the investment committees (along with Messrs. Wycoff, Lubert and Lynch) which make investment decisions on behalf of the Patriot Funds.  Accordingly, securities owned by the Patriot Funds may be regarded as being beneficially owned by Patriot GP, Patriot LLC and each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch.  Mr. Deutsch disclaims beneficial ownership.

(2)	Of the 831,645 shares held by Trinity's ESOP as of February 28, 2018 all were allocated or will be allocated to the individual participants' accounts.

Securities Authorized for Issuance Under Equity Compensation Plans.

Trinity's current stock-based benefit plan, the Trinity Capital Corporation 2015 Long-Term Incentive Plan (the "2015 Plan"), was approved by shareholders at the 2014 Annual Shareholders' Meeting held on January 22, 2015.  The following table provides information regarding the 2015 Plan as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	452,782	$4.70	30,477
Equity compensation plans not approved by shareholders	—	—	—
Total	452,782	$4.70	30,477(2)

(1)	As of December 31, 2017, there were 452,782 outstanding RSUs under the Company's equity compensation plan. The weighted average exercise price in column (b) is for the outstanding RSUs.
(2)
The 2015 Plan authorized the issuance of 500,000 shares of common stock, of which 30,477 remained available for issuance as of December 31, 2017.  In February 2018, the Board approved an increase to the number of shares of common stock reserved under the 2015 Plan by 500,000 shares.

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

Independence of Directors

It is Trinity's policy that the Board consists of a majority of independent directors.  The Board has determined that each of Messrs. Antonsen, Deutsch, Goodwin, Hubbard, Montoya, Jr., Scavuzzo, Slocomb, and Worcester and Mmes. Howell and Nathanson Juris is "independent," as defined by NASDAQ.  In making these determinations, the Board was aware of and considered the loan and deposit relationships with directors and their related interests with which the Bank enters into in the ordinary course of business, and any other arrangements which would fall within the provisions described under "Certain Relationships and Related Transactions" above.

Item 14. Principal Accounting Fees and Services

The Board selected Crowe Horwath LLP ("Crowe")as the independent registered public accounting firm of Trinity and the Bank for the years ended December 31, 2017 and 2016.

Audit and Other Fees Paid.  Aggregate fees paid for professional services rendered for Trinity and the Bank by Crowe during the years ended December 31, 2017 and 2016 are described below.

	2017	2016
Services Provided	(thousands)
Audit Fees, including audits of our consolidated financial statements	$2,208	$2,069
Audit Related Fees, including assurance related services the majority of which relate to the audits of Trinity's ESOP and 401(k) plan and evaluation of compliance with the Sarbanes-Oxley Act of 2002	310	-
Tax Fees, including preparation of our federal and state income tax returns and non-routine tax consultations	85	41
All Other Fees	6	10
TOTAL	$2,609	$2,120

Fees Paid.  For the year ended December 31, 2017, the Company paid a total of $1.3 million to Crowe for audit work related to the 2016 financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.   The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm's compensation.  In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to Trinity or the Bank and ensures that the independent public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation.  During the years ended December 31, 2017, 2016 and 2015, all services were approved in advance by the Audit Committee in compliance with these processes. The Committee concluded that the provision of such services by Crowe was compatible with the maintenance of each firm's independence in the conduct of its auditing functions.

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

Exhibits.  The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Articles of Incorporation of Trinity Capital Corporation

3.2 (2)	Second Amended and Restated By-Laws of Trinity Capital Corporation

4.2 (4)	Indenture dated as of May 11, 2004 between Trinity Capital Corporation, Trinity Capital Trust III and Wells Fargo Bank, National Association

4.3 (5)	Indenture dated as of June 29, 2005 between Trinity Capital Corporation, Trinity Capital Trust IV and Wilmington Trust Company

4.4 (6)	Indenture dated as of September 21, 2006 between Trinity Capital Corporation, Trinity Capital Trust V and Wilmington Trust Company

10.1 (7)	Agreement by and between Trinity Capital Corporation and the Federal Reserve Bank of Kansas City, dated September 26, 2013

10.2 (8)	Consent Order by and between Los Alamos National Bank and The Comptroller of the Currency, dated December 17, 2013

10.3 (9)	Employment Agreement dated June 3, 2014 between Trinity Capital Corporation, Los Alamos National Bank and John S. Gulas

10.4 (10)	Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.5 (11)	Trinity Capital Corporation Employee Stock Ownership Plan and Trust (As Amended and Restated Effective January 1, 2015)

10.6 (12)	Employment Agreement dated February 23, 2016, between Trinity Capital Corporation, Los Alamos National Bank and Joseph Martony

10.7 (13)	Form of 2016 Restricted Stock Unit Award under the Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.8 (14)
Stock Purchase Agreement, dated September 8, 2016, by and among Trinity Capital Corporation, Castle Creek Capital Partners VI, LP, Patriot Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P., and Strategic Value Bank Partners LLC, through its fund Strategic Value Investors LP

10.9 (15)	Amended and Restated Standby Purchase Agreement, dated September 18, 2017, by and between Trinity Capital Corporation and Strategic Value Bank Partners LLC

10.10 (16)	Form of 2017 Restricted Stock Unit Award under the Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.11	Form of 2018 Restricted Stock Unit Award under the Trinity Capital Corporation 2015 Long-Term Incentive Plan

10.12	Change in Control Agreement by and among Trinity Capital Corporation, Los Alamos National Bank and Thomas Dolan

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 the Company's Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 000-50266)
(2)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on January 30, 2018 (File No. 000-50266)
(3)	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10 filed with the SEC on April 30, 2003, as mended (File No. 000-50266)
(4)	Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-50266)
(5)	Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005 (File No. 000-50266)
(6)	Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006 (File No. 000-50266)
(7)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 1, 2013 (File No. 50266)
(8)	Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on December 23, 2013 (File No. 000-50266)
(9)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 9, 2014 (File No. 000-50266)
(10)	Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 file with the SEC on October 31, 2016 (File No. 000-50266)
(11)	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on October 31, 2016 (File No. 000-50266)
(12)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 29, 2016 (File No. 000-50266)
(13)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 29, 2016 (File No. 000-50266)
(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2016 (File No. 000-50266)
(15)	Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed with the SEC on August 28, 2017 (File No. 333-218952)
(16)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 (File No. 000-50266)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018	TRINITY CAPITAL CORPORATION

	By:	/s/ John S. Gulas
John S. Gulas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John S. Gulas	Chief Executive Officer, President	March 30, 2018
John S. Gulas	and Director

/s/ Thomas Dolan	Chief Financial Officer	March 30, 2018
Thomas Dolan

/s/ James E. Goodwin, Jr.	Chairman of the Board	March 30, 2018
James E. Goodwin, Jr.	and Director

/s/ Gregory A. Antonsen	Director	March 30, 2018
Gregory A. Antonsen

/s/ Samuel T. Hubbard, Jr.	Director	March 30, 2018
Samuel T. Hubbard, Jr.

/s/ Jeffrey F. Howell	Director	March 30, 2018
Jeffrey F. Howell

/s/ Leslie Nathanson Juris	Director	March 30, 2018
Leslie Nathanson Juris

/s/ Arthur B. Montoya, Jr.	Director	March 30, 2018
Arthur B. Montoya, Jr.

/s/ Charles A. Slocomb	Director	March 30, 2018
Charles A. Slocomb

/s/ Robert P. Worcester	Director	March 30, 2018
Robert P. Worcester

/s/ Anthony Scavuzzo	Director	March 30, 2018
Anthony Scavuzzo

/s/ James F. Deutsch	Director	March 30, 2018
James F. Deutsch