Form 10-Q
period 2018-03-31
TRINITY CAPITAL CORP
filed 2018-05-11
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 11,651,173 shares of voting common stock outstanding and 8,044,292 shares of non-voting common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and due from banks	$10,003	$12,893
Interest-bearing deposits with banks	9,517	22,541
Cash and cash equivalents	19,520	35,434
Investment securities available for sale, at fair value	470,910	468,733
Investment securities held to maturity, at amortized cost (fair value of $7,312 and $7,369 as of March 31, 2018 and December 31, 2017, respectively)	7,824	7,854
Non-marketable equity securities	4,471	3,617
Loans (net of allowance for loan losses of $11,238 and $13,803 as of March 31, 2018 and December 31, 2017, respectively)	694,108	686,341
Mortgage servicing rights ("MSRs"), net	-	-
Bank owned life insurance ("BOLI")	25,874	25,656
Premises and equipment, net	28,336	28,542
Other real estate owned ("OREO"), net	6,449	6,432
Deferred tax assets	12,008	10,143
Other assets	13,567	14,781
Total assets	$1,283,067	$1,287,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$163,134	$161,677
Interest-bearing	980,960	965,670
Total deposits	1,144,094	1,127,347
Long-term borrowings	2,300	2,300
Junior subordinated debt	26,764	36,941
Other liabilities	8,414	15,399
Total liabilities	1,181,572	1,181,987

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 831,645 shares and 831,645 shares as of March 31, 2018 and December 31, 2017, respectively, at fair value	$5,961	$5,961

Commitments and contingencies (Note 13)

Shareholders' equity
Common stock, voting, no par; 20,000,000 shares authorized; 11,631,064 shares and 11,364,862 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	11,631	11,365
Common stock, non-voting, no par; 20,000,000 shares authorized; 8,044,292 shares and 8,286,200 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	8,044	8,286
Additional paid-in capital	35,332	35,071
Retained earnings	56,279	54,587
Accumulated other comprehensive loss	(9,791)	(3,763)
Common stock related to ESOP	(5,961)	(5,961)
Total shareholders' equity	95,534	99,585
Total liabilities and shareholders' equity	$1,283,067	$1,287,533

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including fees	$8,079	$9,307
Interest and dividends on investment securities:
Taxable	1,582	1,672
Nontaxable	1,038	246
Other interest income	113	161
Total interest income	10,812	11,386

Interest expense:
Deposits	412	459
Borrowings	53	36
Junior subordinated debt	787	720
Total interest expense	1,252	1,215
Net interest income	9,560	10,171
Provision for loan losses	220	30
Net interest income after provision for loan losses	9,340	10,141

Noninterest income:
Mortgage loan servicing fees	(2)	486
Trust and investment services fees	797	651
Service charges on deposits	254	295
Net gain on sale of OREO	41	328
BOLI income	218	91
Mortgage referral fee income	245	327
Interchange fees	496	630
Other fees	303	288
Other noninterest income	6	(21)
Total noninterest income	2,358	3,075

Noninterest expenses:
Salaries and employee benefits	5,551	6,037
Occupancy	590	491
Data processing	1,029	1,374
Legal, professional, and accounting fees	525	2,212
Change in value of MSRs	-	238
Other noninterest expense	2,118	3,564
Total noninterest expenses	9,813	13,916
Income (loss) before provision (benefit) for income taxes	1,885	(700)
Provision (benefit) for income taxes	193	(214)
Net income (loss)	1,692	(486)
Dividends and discount accretion on preferred shares	-	770
Net income (loss) available to common shareholders	$1,692	$(1,256)
Basic earnings (loss) per common share	$0.09	$(0.10)
Diluted earnings (loss) per common share	$0.09	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$1,692	$(486)
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale	(8,108)	630
Securities losses (gains) reclassified into earnings	-	-
Related income tax benefit (expense)	2,080	(249)
Other comprehensive (loss) income	(6,028)	381
Total comprehensive loss	$(4,336)	$(105)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common stock
(In thousands, except per share data)	Issued	Held in treasury, at cost	Non-voting issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common Stock Related to ESOP	Total shareholders' equity
Balance, December 31, 2016	$9,509	$-	$-	$74,007	$(1,373)	$60,651	$(5,495)	$(3,192)	$134,107
Net income						(486)			(486)
Other comprehensive income							381		381
Redemption of Series A preferred shares				(35,539)					(35,539)
Redemption of Series B preferred shares				(1,777)					(1,777)
Dividends declared on preferred shares						(372)			(372)
Series C preferred shares converted to non-voting common stock			8,286	(37,089)	28,803				-
Common stock issued for board compensation	34				124				158
Amortization of preferred stock issuance costs				398		(398)			-
RSUs compensation expense					15				15
Balance, March 31, 2017	$9,543	$-	$8,286	$-	$27,569	$59,395	$(5,114)	$(3,192)	$96,487

	Common stock
(In thousands, except per share data)	Voting Issued	Held in treasury, at cost	Non-voting issued	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common Stock Related to ESOP	Total shareholders' equity
Balance, December 31, 2017	$11,365	$-	$8,286	$-	$35,071	$54,587	$(3,763)	$(5,961)	$99,585
Net income						1,692			1,692
Other comprehensive loss							(6,028)		(6,028)
Rights offering costs					(2)				(2)
Common stock issued to board	10				60				70
Q1 RSU compensation expense					217				217
Common stock issued for vested RSUs	14				(14)				-
Conversion from non-voting to voting common stock	242		(242)						-
Balance, March 31, 2018	$11,631	$-	$8,044	$-	$35,332	$56,279	$(9,791)	$(5,961)	$95,534

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities	(Dollars in thousands)
Net income (loss)	$1,692	(486)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,062	1,904
Provision for loan losses	220	30
Gains and write-downs on OREO, net	(21)	(321)
Loss on disposal of premises and equipment	2	-
Decrease in deferred income tax assets	215	(739)
Change in escrow liabilities	(5,209)	2,158
Change in value of MSRs	-	238
BOLI Income	(218)	(91)
Compensation expense recognized for restricted stock units	217	16
Decrease in accrued interest payable on sub debt	-	(9,676)
Changes in operating assets and liabilities:
Other Assets	1,185	482
Other Liabilities	(1,775)	(872)
Net cash provided by operating activities before origination and gross sales of loans held for sale	(1,630)	(7,357)
Net cash used in operating activities	$(1,630)	(7,357)

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$9,905	$14,264
Purchase of investment securities, available for sale	(21,824)	(26,823)
Proceeds from maturities and paydowns of investment securities, held to maturity	26	822
Proceeds from sale of other real estate owned	509	1,117
Purchase of investment securities, other	(857)	-
Loans paid down (funded), net	(8,424)	6,615
Purchases of premises and equipment	(122)	(390)
Net cash provided by (used in) investing activities	(20,787)	(4,395)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	26,268	9,614
Net decrease in time deposits	(9,523)	(20,377)
Partial repayment of subordinated debt	(10,310)	-
Redemption of preferred stock	-	(37,316)
Issuance of common stock for stock option plan	68	158
Decrease in dividends payable on preferred stock	-	(12,965)
Net cash provided by (used in) financing activities	6,503	(60,886)
Net decrease in cash and cash equivalents	(15,914)	(72,638)
Cash and cash equivalents:
Beginning of period	35,434	119,335
End of period	$19,520	$46,697
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,601	$10,928
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	473	433
Transfer from venture capital to loans	-	150
Conversion of Series C preferred stock to non-voting common stock	-	37,089
Dividends declared on preferred stock	-	373
Conversion of non-voting common stock to voting common stock	242	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Consolidation:  The accompanying unaudited consolidated financial statements include the consolidated balances and results of operations of Trinity Capital Corporation ("Trinity") and its wholly owned subsidiaries: Los Alamos National Bank (the "Bank") and TCC Advisors Corporation ("TCC Advisors"), collectively referred to as the "Company." Trinity Capital Trust I ("Trust I"), Trinity Capital Trust III ("Trust III"), Trinity Capital Trust IV ("Trust IV") and Trinity Capital Trust V ("Trust V"), collectively referred to as the "Trusts," are trust subsidiaries of Trinity. Trinity owns all of the outstanding common securities of the Trusts. The Trusts are considered variable interest entities ("VIEs") under Accounting Standards Codification ("ASC") Topic 810, "Consolidation."  Because Trinity is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.  TCC Advisors Corporation and Trust I were dissolved in March 2018.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

The average number of shares used in calculating basic and diluted earnings (loss) per common share were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Net income (loss)	$1,692	$(486)
Dividends and discount accretion on preferred shares	-	770
Net income (loss) available to common shareholders	$1,692	$(1,256)
Weighted average common shares issued	19,665,543	13,017,045
LESS: Weighted average treasury stock shares	-	-
Weighted average common shares outstanding, net	19,665,543	13,017,045
Basic income (loss) per common share	$0.09	$(0.10)
Dilutive effect of stock-based compensation	45,133	-
Weighted average common shares outstanding including dilutive shares	19,710,676	13,017,045
Diluted income (loss) per common share	$0.09	$(0.10)

Certain restricted stock units were not included in the above calculation, as they would have had an anti-dilutive effect.  There were no shares excluded for the three months ended March 31, 2018.  The total number of shares excluded was approximately 33,000 shares for three months ended March 31, 2017.

Note 3. Recent Accounting Pronouncements

Newly effective standards:  In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date of ASU 2014-09 by one year,  making it effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income.  The Company has reviewed non-interest income, such as deposit fees, assets management and investment advisory fees, OREO gains and losses on sale, and credit card interchange fees.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASC 606 on January 1, 2018 with no impact on total shareholders' equity or net income.
Revenue Recognition
The Company recognizes revenue as it is earned and determined no change to its revenue recognition policies as a result of the adoption of ASC 606.  The following is a discussion of revenues within the scope of the new revenue guidance:
·
Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit related fees.  Revenue is recognized either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transactional related services and fees.

·
Debit and credit card interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services.  Interchange fees are based on purchase transactions and other factors and are recognized as transactions occur.

·
Wealth management and investment brokerage fees - The Company earns wealth management and investment brokerage fees from its contracts with trust and brokerage customers for management of assets, and/or transactions on their accounts.  These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of the assets under management.  Fees that are transactional based are recognized at the point in time that the transaction is executed.  Other related services provided and the fees the Company earns are based on a fixed schedule and are recognized when the services are rendered.

·
Gains/Losses on sales of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time the deed is executed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

·	Mortgage referral fees - The Company earns and records fee income from mortgage referrals to unaffiliated third parties. This fee income is earned and recognized once the referred loan is closed.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. This ASU also prescribes an exit price be used to determine the fair value of financial instruments not measured at fair value for disclosure in the fair value note.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company has determined that the evaluation of deferred tax asset ("DTA") valuation allowance and the exit price for financial instruments are within scope for the Company.  The Company adopted this standard on January 1, 2018 and used a third-party to provide the exit pricing for Note 16, Fair Value Measurements, as required under ASU 2016-01.  The adoption of ASU 2016-01 did not have an impact on the Company's financial statements.
In May 2017, the FASB issues ASU 2017-09, Compensation - Stock Compensation (Topic 718).  ASU 2017-09 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718.  The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of ASU 2017-09 did not have a material impact on the Company's Consolidated Financial Statements.
Newly Issued But Not Effective Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods using a modified retrospective approach and early adoption is permitted. This ASU requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases.  It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position.  The Company continues to evaluate the extent of potential impact the new guidance will have on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has created an internal committee focused on the implementation of ASU 2016-13 and is currently in the process of evaluating data needs and the effects of ASU 2016-13 on its financial statements and disclosures.  The Company is also working with a third party ALLL software provider to help with implementation.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB") based on the level of certain of its deposits.  This reserve requirement may be met by funds on deposit with the FRB and cash on hand.  As of March 31, 2018 and December 31, 2017, the reserve requirement was $0.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. government sponsored agencies	$69,310	$-	$(1,633)	$67,677
State and political subdivisions	163,991	177	(3,690)	160,478
Residential mortgage backed securities	120,195	2	(2,086)	118,111
Residential collateralized mortgage obligations	18,294	50	(180)	18,164
Commercial mortgage backed securities	110,244	-	(4,303)	105,941
SBA pools	554	-	(15)	539
Totals	$482,588	$229	$(11,907)	$470,910

December 31, 2017
U.S. government sponsored agencies	$69,315	$-	$(764)	$68,551
State and political subdivisions	157,652	1,306	(252)	158,706
Residential mortgage backed securities	124,578	98	(1,593)	123,083
Residential collateralized mortgage obligations	9,715	51	(80)	9,686
Commercial mortgage backed securities	110,483	67	(2,388)	108,162
SBA pools	560	-	(15)	545
Totals	$472,303	$1,522	$(5,092)	$468,733

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
SBA pools	$7,824	$-	$(512)	$7,312
Totals	$7,824	$-	$(512)	$7,312

December 31, 2017
SBA pools	$7,854	$-	$(485)	$7,369
Totals	$7,854	$-	$(485)	$7,369

 As of March 31, 2018 and 2017, there were no realized net gains or losses on sale and call of securities available for sale.  There was no tax benefit or provision related to these net realized gains and losses for the three months ended March 31, 2018 and 2017.
A summary of unrealized loss information for investment securities, categorized by security type, as of March 31, 2018 and December 31, 2017 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale:
March 31, 2018
U.S. government sponsored agencies	$48,412	$(979)	$19,265	$(654)	$67,677	$(1,633)
State and political subdivisions	115,741	(2,913)	24,041	(777)	139,782	(3,690)
Residential mortgage backed securities	37,193	(512)	82,865	(1,574)	120,058	(2,086)
Residential collateralized mortgage obligations	12,521	(156)	4,271	(24)	16,792	(180)
Commercial mortgage backed securities	24,331	(536)	79,377	(3,767)	103,708	(4,303)
SBA pools	-	-	539	(15)	539	(15)
Totals	$238,198	$(5,096)	$210,358	$(6,811)	$448,556	$(11,907)

December 31, 2017
U.S. government sponsored agencies	$49,070	$(331)	$19,481	$(433)	$68,551	$(764)
State and political subdivisions	23,217	(95)	24,774	(157)	47,991	(252)
Residential mortgage backed securities	18,771	(199)	88,100	(1,394)	106,871	(1,593)
Residential collateralized mortgage obligations	4,761	(67)	3,502	(13)	8,263	(80)
Commercial mortgage backed securities	6,961	(94)	81,042	(2,294)	88,003	(2,388)
SBA pools	-	-	545	(15)	545	(15)
Totals	$102,780	$(786)	$217,444	$(4,306)	$320,224	$(5,092)

Securities Held to Maturity:
March 31, 2018
SBA pools	$-	$-	$7,312	$(512)	$7,312	$(512)
Totals	$-	$-	$7,312	$(512)	$7,312	$(512)

December 31, 2017
SBA pools	$-	$-	$7,369	$(485)	$7,369	$(485)
Totals	$-	$-	$7,369	$(485)	$7,369	$(485)

As of March 31, 2018, the Company's security portfolio consisted of 156 securities, 133 of which were in an unrealized loss position. As of March 31, 2018, $468.3 million in investment securities had unrealized losses with aggregate depreciation of 2.58% of the Company's amortized cost basis.  Of these securities, $225.0 million in amortized cost had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 3.15%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

At  March 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The amortized cost and fair value of investment securities, as of March 31, 2018, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$201	$200	$-	$-
One to five years	65,540	64,008	-	-
Five to ten years	6,578	6,487	-	-
Over ten years	161,536	157,999	7,824	7,312
Subtotal	233,855	228,694	7,824	7,312
Residential mortgage backed security	120,195	118,111	-	-
Residential collateralized mortgage obligation	18,294	18,164	-	-
Commercial mortgage backed security	110,244	105,941
Total	$482,588	$470,910	$7,824	$7,312

Securities with carrying amounts of $83.8 million and $87.4 million as of March 31, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of March 31, 2018 and December 31, 2017, loans consisted of:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial	$67,557	$61,388
Commercial real estate	384,247	378,802
Residential real estate	169,559	178,296
Construction real estate	68,002	63,569
Installment and other	16,794	18,952
Total loans	706,159	701,007
Unearned income	(813)	(863)
Gross loans	705,346	700,144
Allowance for loan losses	(11,238)	(13,803)
Net loans	$694,108	$686,341

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of March 31, 2018, 25.2% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of March 31, 2018 and December 31, 2017, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2018	(In thousands)
Commercial	$67,214	$318	$25	$-	$343	$67,557
Commercial real estate	380,993	1,292	-	1,962	3,254	384,247
Residential real estate	166,462	1,314	387	1,396	3,097	169,559
Construction real estate	64,114	338	-	3,550	3,888	68,002
Installment and other	16,673	29	-	92	121	16,794
Total loans	$695,456	$3,291	$412	$7,000	$10,703	$706,159

Nonaccrual loan classification, included above	$4,729	$484	$412	$7,000	$7,896	$12,625

December 31, 2017
Commercial	$59,703	$173	$1,475	$37	$1,685	$61,388
Commercial real estate	371,640	5,490	-	1,672	7,162	378,802
Residential real estate	174,388	1,899	-	2,009	3,908	178,296
Construction real estate	59,291	423	74	3,781	4,278	63,569
Installment and other	18,705	80	81	86	247	18,952
Total loans	$683,727	$8,065	$1,630	$7,585	$17,280	$701,007

Nonaccrual loan classification, included above	$3,858	$5,859	$38	$7,585	$13,482	$17,340

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Nonaccrual	Loans past due 90 days or more and still accruing interest	Nonaccrual	Loans past due 90 days or more and still accruing interest
	(In thousands)
Commercial	$58	$-	$102	$-
Commercial real estate	5,056	-	8,617	-
Residential real estate	3,774	-	4,599	-
Construction real estate	3,645	-	3,911	-
Installment and other	92	-	111	-
Total	$12,625	$-	$17,340	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company's risk rating system, problem and potential problem loans are classified as "Special Mention," "Substandard," and "Doubtful."  "Substandard" loans include those characterized by the likelihood that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as "Doubtful" have all the weaknesses inherent in those classified as "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be "Special Mention."  Any time a situation warrants, the risk rating may be reviewed.

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by class of loans based on the most recent analysis performed as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018	(In thousands)
Commercial	$64,757	$225	$2,575	$-	$67,557
Commercial real estate	369,163	4,507	10,577	-	384,247
Residential real estate	164,280	-	5,279	-	169,559
Construction real estate	61,717	898	5,387	-	68,002
Installment and other	16,386	-	408	-	16,794
Total	$676,303	$5,630	$24,226	$-	$706,159

December 31, 2017
Commercial	$58,769	$2	$2,617	$-	$61,388
Commercial real estate	359,768	4,762	14,272	-	378,802
Residential real estate	172,101	-	6,195	-	178,296
Construction real estate	56,661	917	5,991	-	63,569
Installment and other	18,523	-	429	-	18,952
Total	$665,822	$5,681	$29,504	$-	$701,007

The following table shows all loans, including nonaccrual loans, by risk category and aging as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018	(In thousands)
Current	$673,557	$5,630	$16,269	$-	$695,456
Past due 30-59 days	2,746	-	545	-	3,291
Past due 60-89 days	-	-	412	-	412
Past due 90 days or more	-	-	7,000	-	7,000
Total	$676,303	$5,630	$24,226	$-	$706,159

December 31, 2017	(In thousands)
Current	$662,445	$5,681	$15,601	$-	$683,727
Past due 30-59 days	1,785	-	6,280	-	8,065
Past due 60-89 days	1,592	-	38	-	1,630
Past due 90 days or more	-	-	7,585	-	7,585
Total	$665,822	$5,681	$29,504	$-	$701,007

As of March 31, 2018 and December 31, 2017, nonaccrual loans totaling $12.6 million and $17.3 million were classified as "Substandard," respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$99	$96		$184	$182
Commercial real estate	8,014	5,056		4,294	4,154
Residential real estate	5,809	5,012		6,585	5,808
Construction real estate	6,804	5,429		7,471	6,049
Installment and other	309	308		349	348
With an allowance recorded:
Commercial	13,267	13,266	$243	13,361	13,359	$211
Commercial real estate	6,474	6,474	1,199	10,987	10,987	3,735
Residential real estate	6,641	6,641	857	6,774	6,774	943
Construction real estate	3,206	3,206	227	3,244	3,244	231
Installment and other	243	243	37	236	236	32
Total	$50,866	$45,731	$2,563	$53,485	$51,141	$5,152

The table above includes $39.9 million of troubled debt restructurings, or restructured loans, at March 31, 2018 and $38.9 million of restructured loans at December 31, 2017.

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2018 and 2017, showing the average recorded investment and the interest income recognized:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$139	$1	$1,989	$14
Commercial real estate	4,605	-	5,035	10
Residential real estate	5,410	15	4,459	22
Construction real estate	5,739	22	6,982	88
Installment and other	328	3	308	3
With an allowance recorded:
Commercial	13,313	187	13,935	186
Commercial real estate	8,730	70	6,353	67
Residential real estate	6,708	75	8,343	81
Construction real estate	3,225	42	4,209	40
Installment and other	239	2	405	3
Total	$48,436	$417	$52,018	$514

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $188.3 thousand and $211.4 thousand would have been recorded as loan interest income during the three months ended March 31, 2018 and 2017, respectively.  Interest income recognized in the above table was primarily recognized on a cash basis.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three months ended March 31, 2018 and 2017, activity in the allowance for loan losses was as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2018:
Beginning balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Provision (benefit) for loan losses	46	1,046	(323)	(53)	(95)	(401)	220
Charge-offs	(9)	(2,736)	(105)	(112)	(28)	-	(2,990)
Recoveries	24	22	47	49	63	-	205
Net charge-offs	15	(2,714)	(58)	(63)	35	-	(2,785)
Ending balance	$597	$6,905	$2,462	$914	$255	$105	$11,238

Three Months Ended March 31, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	320	13	(209)	(27)	4	(71)	30
Charge-offs	(186)	-	(244)	(16)	(137)	-	(583)
Recoveries	173	88	55	10	62	-	388
Net charge-offs	(13)	88	(189)	(6)	(75)	-	(195)
Ending balance	$1,756	$6,573	$4,126	$1,086	$644	$2	$14,187

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial real estate	Residential real estate	Construction real estate	Installment and other	Unallocated	Total
March 31, 2018	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$243	$1,199	$857	$227	$37	$-	$2,563
Loans collectively evaluated for impairment	354	5,706	1,605	687	218	105	8,675
Ending balance	$597	$6,905	$2,462	$914	$255	$105	$11,238
Loans:
Individually evaluated for impairment	$13,362	$11,530	$11,653	$8,635	$551	$-	$45,731
Collectively evaluated for impairment	54,195	372,717	157,906	59,367	16,243	-	660,428
Total ending loans balance	$67,557	$384,247	$169,559	$68,002	$16,794	$-	$706,159

December 31, 2017
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$211	$3,735	$943	$231	$32	$-	$5,152
Loans collectively evaluated for impairment	325	4,838	1,900	799	283	506	8,651
Ending balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Loans:
Individually evaluated for impairment	$13,541	$15,141	$12,582	$9,293	$584	$-	$51,141
Collectively evaluated for impairment	47,847	363,661	165,714	54,276	18,368	-	649,866
Total ending loans balance	$61,388	$378,802	$178,296	$63,569	$18,952	$-	$701,007

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

The following table presents loans restructured as TDRs during the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial	1	$171	$171	$1
Commercial real estate	2	2,356	2,356	-
Total	3	$2,527	$2,527	$1

	Three Months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Construction real estate	1	$10	$10	$-
Total	1	$10	$10	$-

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial	1	$25	$25
Total	1	$25	$25

	Three Months Ended March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs restructured during the three months ended March 31, 2018 and 2017 required $1 thousand and $0 in specific reserves, respectively. TDRs resulted in charge-offs of $147 thousand and $20 thousand during the three months ended March 31, 2018 and 2017, respectively.  The TDRs that subsequently defaulted required a provision of $25 thousand and $0 to the allowance for loan losses for the three months ended March 31, 2018 and 2017, respectively.
The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	March 31, 2018		December 31, 2017
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	$104	$32,934	$108	$33,801
Nonaccrual	17	6,844	19	5,146
Total	$121	$39,778	$127	$38,947

              Specific reserves on TDRs at March 31, 2018 and December 31, 2017 were $2.6 million and $2.4 million, respectively.

As of March 31, 2018, the Bank had a total of $2.1 thousand in commitments to lend additional funds on one residential loan classified as a TDR.

Loans to Executive Officers and Directors:

Loan principal balances to executive officers and directors of the Company were $174.6 thousand and $198.4 thousand as of March 31, 2018 and December 31, 2017, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $300.6 thousand and $324.4 thousand as of March 31, 2018 and December 31, 2017, respectively.  An analysis of the activity related to these loans as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning	$198	$348
Additions	-	13
Changes in Board composition	-	(76)
Principal payments and other reductions	(24)	(87)
Balance, ending	$174	$198

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The Company's mortgage loans serviced for others portfolio was transferred to another Fannie Mae-approved servicer on December 31, 2017.

During the three months ended March 31, 2017, substantially all of the loans serviced for others had a contractual servicing fee of 0.25% on the unpaid principal balance.  These fees are recorded as "mortgage loan servicing fees" under "noninterest income" on the consolidated statements of operations.

Late fees on the loans serviced for others totaled $18 thousand during the three months ended March 31, 2017.  These fees are recorded included in "noninterest income" on the consolidated statements of operations.

Custodial balances on deposit at the Bank in connection with the foregoing loan servicing were approximately $0 and $4.2 million as of March 31, 2018 and December 31, 2017, respectively.  There were no custodial balances on deposit with other financial institutions as of March 31, 2018 and December 31, 2017.

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of March 31, 2018 and December 31, 2017, total OREO consisted of:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial real estate	$1,649	$1,667
Residential real estate	1,051	886
Construction real estate	3,749	3,879
Total	$6,449	$6,432

The following table presents a summary of OREO activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$6,432	$8,436
Transfers in at fair value	473	433
Capitalized improvements	32	-
Write-down of value	(18)	(82)
Gain on disposal	39	321
Cash received upon disposition	(509)	(1,117)
Sales financed by loans	-	-
Balance at end of period	$6,449	$7,991

Note 9. Deposits

As of March 31, 2018 and December 31, 2017, deposits consisted of:

	March 31, 2018	December 31, 2017
	(In thousands )
Demand deposits, noninterest bearing	$163,134	$161,677
NOW and money market accounts	428,436	404,225
Savings deposits	388,901	388,300
Time certificates, $250,000 or more	21,339	21,639
Other time certificates	142,284	151,506
Total	$1,144,094	$1,127,347

Deposits from executive officers, directors and their affiliates as of March 31, 2018 and December 31, 2017 were $1.8 million and $2.2 million, respectively.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank of Dallas ("FHLB") as of March 31, 2018 and December 31, 2017 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and generally had a fixed rate of interest, interest payable monthly and principal due at end of term, unless otherwise noted. As of March 31, 2018, there were $328.6 million in collateral value from loans pledged under the blanket assignment and $76.1 million from investment securities held in safekeeping at the FHLB. At March 31, 2018, there were $2.3 million in advances outstanding at the FHLB. An additional $402.4 million in advances is available based on the March 31, 2018 value of the remaining unpledged loans and investment securities.  In the event that short-term liquidity is needed, the Bank has established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchased.  The Bank has the ability to borrow up to $20 million for a short period (15 to 60 days) from this bank.

The following table details borrowings as of March 31, 2018 and December 31, 2017.

Maturity Date	Rate	Type	Principal due	March 31, 2018	December 31, 2017
				(In thousands)
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$2,300	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of March 31, 2018:

	Trust I	Trust III	Trust IV	Trust V
		(Dollars in thousands)
Date of Issue	March 23, 2000	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$10,000	$6,000	$10,000	$10,000
Rate on trust preferred securities	10.875%	4.70625% (variable)	6.88%	3.7745% (variable)
Maturity	March 8, 2030	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	March 8, 2010	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$310	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$-	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	10.875%	4.70625% (variable)	6.88%	3.7745% (variable)

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

On March 8, 2018, Trinity consummated the early redemption of all $10.3 million principal amount of those certain Junior Subordinated Deferrable Interest Debentures due 2030 (the "Debt Securities") issued by Trust I.  The Debt Securities carried an interest rate of 10.875% and were scheduled to mature on March 8, 2030.  The Debt Securities were callable at a redemption rate of 101.088%,  plus accrued and unpaid interest, for a total redemption price of $11.0 million.  Prior deferred issuance costs related to Trust I of $131 thousand were realized as other noninterest expense on the consolidated statement of operations.

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

As of March 31, 2018 and December 31, 2017, there was $110.7 thousand and $456.0 thousand, respectively, in interest accrued and unpaid to trust preferred security holders.

As of March 31, 2018 and December 31, 2017, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended March 31, 2018, the Company recorded a tax expense of $193 thousand compared to a tax benefit of $214 thousand for the three months ended March 31, 2017.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal statutory tax rate	$396	21.00%	$(238)	34.00%
State income tax, net of federal benefit	61	3.23%	155	(22.22)%
Net tax exempt interest income	(211)	(11.18)%	(91)	13.08%
Other, net	(53)	(2.81)%	(40)	5.68%
Tax provision (benefit) before change in valuation allowance	193	10.24%	(214)	30.54%
Change in valuation allowance	-	-	-	-
Provision (benefit) for income taxes	$193	10.24%	$(214)	30.54%

A deferred tax asset ("DTA") or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  The Company had a valuation allowance at December 31, 2017 and March 31, 2018 of $2.5 million on part of the net DTAs.  This valuation allowance was initially recorded in 2017 when it was determined that $1.7 million and $645 thousand of federal and state tax credit carryforwards are expected to expire unused as a result of loss usage limitations resulting from the Company experiencing an "ownership change" under Section 382 of the Internal Revenue Code on December 19, 2016 which limits its ability to use pre-ownership change of control net operating losses and certain other pre-ownership change tax attributes against the Company's post-ownership change income.

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

As of March 31, 2018 and December 31, 2017, the following credit-related commitments were outstanding:

	Contract Amount
	March 31, 2018	December 31, 2017
	(In thousands)
Unfunded commitments under lines of credit	$133,162	$122,910
Commercial and standby letters of credit	5,277	5,377
Commitments to make loans	15,444	1,909

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portions of loans in process and equity lines of credit, of approximately $138.4 million as of March 31, 2018 and $128.3 million as of December 31, 2017, respectively.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Fixed rate	$16,878	$17,933
Adjustable rate	121,561	110,354
Total	$138,439	$128,287

The fixed loan commitments as of March 31, 2018 have interest rates ranging from 0.0% to 6.5% and maturities ranging from on demand to 8 years.

The FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from the FHLB.  The value of collateral with the FHLB at March 31, 2018 was $404.7 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both March 31, 2018 and December 31, 2017, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $24 thousand and $23 thousand as of March 31, 2018 and December 31, 2017, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of March 31, 2018 or December 31, 2017.

Note 15. Stock Incentives

At the Shareholders' Meeting held on January 22, 2015, the Company's shareholders approved the Trinity Capital Corporation 2015 Long-Term Incentive Plan ("2015 Plan") for the benefit of key employees.  As of December 31, 2017, only 30,477 shares of voting common stock remained available for issuance.  In accordance with the terms for the 2015 Plan, on February 21, 2018, the Board approved an additional 500,000 shares of common stock to be reserved under the 2015 Plan. The Compensation Committee determines the terms and conditions of the awards.
There were 239,075 Restricted Stock Unit ("RSU") awards granted under the 2015 Plan during the quarter ended March 31, 2018 and forfeitures of 6,500 RSUs during the quarter ended March 31, 2018, leaving 297,902 shares of common stock available remaining to be issued under the 2015 Plan at March 31, 2018.
Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of RSU activity under the 2015 Plan for the three months ended March 31, 2018 is presented below:
	Shares	Weighted Average Grant Price	Weighted-Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value (in thousands)
RSUs
Nonvested as of January 1, 2018	452,782	$4.70	2.01	$2,130
Granted	239,075	7.58	1.80	1,812
Vested	(13,925)	4.00	-	(56)
Forfeited or expired	(6,500)	4.75	-	(31)
Outstanding Nonvested as of March 31, 2018	671,432	$5.74	1.66	$3,855

Share-based compensation expense of $217 thousand and $16 thousand was recognized for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $3.4 million in unrecognized compensation costs related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting periods.

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

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. government sponsored agency	$67,677	$-	$67,677	$-
States and political subdivision	160,478	-	160,478	-
Residential mortgage backed security	118,111	-	118,111	-
Residential collateralized mortgage obligation	18,164	-	18,164	-
Commercial mortgage backed security	105,941	-	105,941	-
SBA pools	539	-	539	-
Total	$470,910	$-	$470,910	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. government sponsored agency	$68,551	$-	$68,551	$-
States and political subdivision	158,706	-	158,706	-
Residential mortgage backed security	123,083	-	123,083	-
Residential collateralized mortgage obligation	9,686	-	9,686	-
Commercial mortgage backed security	108,162	-	108,162	-
SBA pools	545	-	545	-
Total	$468,733	$-	$468,733	$-

There were no financial assets or financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any asset classes during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

As of March 31, 2018, impaired loans with a carrying value of $29.8 million had a valuation allowance of $2.6 million. As of December 31, 2017, impaired loans with a carrying value of $39.8 million had a valuation allowance of $5.2 million recorded during 2017.

In the table below, OREO had write-downs during the three months ended March 31, 2018 of $19 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2017 of $43 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2018
Financial Assets
Impaired loans	$27,267	$-	$-	$27,267
Financial Assets
OREO	93	-	-	93

December 31, 2017
Financial Assets
Impaired loans	$34,600	$-	$-	$34,600
Non-Financial Assets
OREO	405	-	-	405

Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
March 31, 2018	(In thousands)
Impaired loans
Commercial	$13,023	Sales comparison	Adjustments for differences of comparable sales	(5.70)% to (150.00)%, (6.07)%
Commercial real estate	5,275	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.07)
Residential real estate	5,784	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.50), (5.76)
Construction real estate	2,979	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.19)
Installment and other	206	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (8.00), (6.24)
Total impaired loans	$27,267
OREO
Commercial real estate	$93	Sales comparison	Adjustments for differences of comparable sales	(16.67)% to (16.67)%,(16.67)%
	93

December 31, 2017
Impaired loans
Commercial	$13,359	Sales comparison	Adjustments for differences of comparable sales	(5.00)% to (100.00)%, (5.97)%
Commercial real estate	10,987	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.63)
Residential real estate	6,774	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.80), (5.74)
Construction real estate	3,244	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.18)
Installment and other	236	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (8.00), (6.27)
Total impaired loans	$34,600
OREO
Residential real estate	315	Sales comparison	Adjustments for differences of comparable sales	(9.09) to (9.09), (9.09)
Construction real estate	90	Sales comparison	Adjustments for differences of comparable sales	(9.78) to (9.78), (9.78)
Total OREO	$405

Fair Value Assumptions

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The following methods and assumptions were used by the Company in estimating the fair values (representing exit price) of its other financial instruments.

The carrying amount and estimated fair values of other financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018
Financial assets:
Cash and due from banks	$10,003	$10,003	$-	$-	$10,003
Interest-bearing deposits with banks	9,517	9,517	-	-	9,517
Investments:
Available for sale	470,910	-	470,910	-	470,910
Held to maturity	7,824	-	7,312	-	7,312
Non-marketable equity securities	4,471	N/A	N/A	N/A	N/A
Loans, net	694,108	-	-	683,069	683,069
Accrued interest receivable on securities	2,726	-	2,726	-	2,726
Accrued interest receivable on loans	2,053	-	-	2,053	2,053
Accrued interest receivable other	7			7	7

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$24	$-	$24	$-	$24

Financial liabilities:
Non-interest bearing deposits	$163,134	$163,134	$-	$-	$163,134
Interest bearing deposits	980,960	-	979,054	-	979,054
Long-term borrowings	2,300	-	2,540	-	2,540
Junior subordinated debt	26,764	-	-	17,572	17,572
Accrued interest payable	279	-	168	111	279

December 31, 2017
Financial assets:
Cash and due from banks	$12,893	$12,983	$-	$-	$12,983
Interest-bearing deposits with banks	22,541	22,541	-	-	22,541
Securities purchased under resell agreements	-	-	-	-	-
Investments:	-	-	-	-	-
Available for sale	468,733	-	468,733	-	468,733
Held to maturity	7,854	-	7,369	-	7,369
Non-marketable equity securities	3,617	N/A	N/A	N/A	N/A
Loans, net	686,341	-	-	680,911	680,911
Accrued interest receivable on securities	2,795	-	2,795	-	2,795
Accrued interest receivable on loans	2,238	-	-	2,238	2,238
Accrued interest receivable other	21	-	-	21	21

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-	$23

Financial liabilities:
Non-interest bearing deposits	$161,677	$161,677	$-	$-	$161,677
Interest bearing deposits	965,670	-	964,717	-	964,717
Long-term borrowings	2,300	-	2,592	-	2,592
Junior subordinated debt	37,116	-	-	27,128	27,128
Accrued interest payable	628	-	172	456	628

Note 17. Regulatory Matters

The ability to pay dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  See Item 1 - "Supervision & Regulation" for further discussion regarding the Basel III Rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2018 and December 31, 2017.
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

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2018
Total capital (to risk-weighted assets):
Consolidated	$144,143	16.8772%	$68,326	8.0000%	N/A	N/A
Bank only	137,691	16.1420%	68,240	8.0000%	$85,300	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	133,453	15.6256%	51,244	6.0000%	N/A	N/A
Bank only	127,014	14.8903%	51,180	6.0000%	68,240	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	107,453	12.5813%	38,433	4.5000%	N/A	N/A
Bank only	127,014	14.8903%	38,385	4.5000%	55,445	6.5000%
Tier 1 leverage (to average assets):
Consolidated	133,453	10.4275%	51,193	4.0000%	N/A	N/A
Bank only	127,014	9.9331%	51,148	4.0000%	63,935	5.0000%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$152,076	18.1982%	$66,853	8.0000%	N/A	N/A
Bank only	134,959	16.1823%	66,720	8.0000%	$83,399	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	132,900	15.9035%	50,140	6.0000%	N/A	N/A
Bank only	124,481	14.9259%	50,040	6.0000%	66,720	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	106,320	12.7228%	37,605	4.5000%	N/A	N/A
Bank only	124,481	14.9259%	37,530	4.5000%	54,210	6.5000%
Tier 1 leverage (to average assets):
Consolidated	132,900	10.1821%	33,427	4.0000%	N/A	N/A
Bank only	124,481	9.6006%	33,360	4.0000%	41,700	5.0000%

N/A - not applicable

The Bank's capital ratios fall into the category of "well-capitalized" as of  March 31, 2018 and December 31, 2017.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At March 31, 2018 the Bank's capital conservation buffer was 8.1420% and the consolidated capital conservation buffer was 8.0813%.  At December 31, 2017 the Bank's capital conservation buffer was 8.1823% and the consolidated capital conservation buffer was 8.2228%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements and could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A of Part I of the 2017 Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2017 Form 10-K, and all amendments thereto, as filed with the Securities and Exchange Commission. There have been no material changes to the critical accounting policies disclosed in the 2017 Form 10-K.

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

Net Income (Loss). Net income available to common shareholders for the three months ended March 31, 2018 was $1.7 million, or a diluted earnings per common share of $0.09, compared to net loss available to common shareholders of $1.3 million for the three months ended March 31, 2017, or diluted loss per common share of $0.10, an increase of $2.9 million in net income and an increase in diluted earnings per common share of $0.19.  This increase in net income available to common shareholders was primarily due to a decrease in legal, professional, and accounting fees of $1.7 million due to finalizing the 2016 financial statement audits in early 2017, a decrease in dividends and discount accretion on preferred shares of $770 thousand due to the redemption of shares of Series A and Series B Preferred Stock, an increase in investment interest income of $702 thousand, a decrease in salaries and employee benefits of $486 thousand, a decrease in data processing expenses of $345 thousand due to the renegotiation of the core system contract in the fourth quarter of 2017, a decrease in collection expenses of $324 thousand, a decrease in the valuation of the MSR assets of $238 thousand due to the sale of that asset, and transfer of the mortgage loan servicing portfolio, in December 2017, a decrease in regulatory assessments of $230 thousand due to the termination of the written agreement with the FRB and the Consent Order with the Office of the Comptroller of the Currency (the "OCC"), an increase in trust and investment fees of $146 thousand, an increase in BOLI income of $127 thousand due to additional BOLI investments in 2017, a decrease in directors' related expenses of $108 thousand, a decrease in recruiting expenses of $91 thousand, and a decrease in postage of $80 thousand.  These were partially offset by a decrease in loan interest income of $1.2 million, a decrease in mortgage loan servicing fees of $488 thousand due to the Bank's strategy to generate applications for non-affiliated mortgage companies on a fee basis, a decrease in gains on sale of OREO of $287 thousand, an increase of $190 thousand in provision expense, and an increase in occupancy expenses of $99 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates, for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate
			(Dollars in thousands)
Interest-earning assets:
Loans(1)	$696,922	$8,079	4.68%	$779,447	$9,307	4.84%
Taxable investment securities	326,319	1,582	1.94%	416,521	1,672	1.63%
Investment securities exempt from federal income taxes	162,565	1,038	2.55%	42,122	246	2.37%
Other interest-bearing deposits	13,356	58	1.77%	51,866	106	0.83%
Non-marketable equity securities	4,212	55	5.30%	4,004	55	5.57%
Total interest-earning assets	1,203,374	10,812	3.62%	1,293,960	11,386	3.57%
Non-interest-earning assets	73,430			57,906
Total assets	$1,276,804			$1,351,866
Interest-bearing liabilities:
Deposits:
NOW deposits	$388,817	$65	0.07%	$392,990	$62	0.06%
Money market deposits	19,135	4	0.09%	17,652	4	0.09%
Savings deposits	387,760	76	0.08%	409,958	82	0.08%
Time deposits over $100,000	87,331	158	0.73%	131,638	200	0.62%
Time deposits under $100,000	81,803	109	0.54%	77,591	111	0.58%
Short-term borrowings	3,444	17	1.86%	-	-	0.00%
Long-term borrowings	2,300	36	6.34%	2,300	36	6.35%
Long-term capital lease obligation	-	-	0.00%	2,211	-	0.00%
Junior subordinated debt	34,228	787	9.19%	37,116	720	7.87%
Total interest-bearing liabilities	1,004,818	1,252	0.50%	1,071,456	1,215	0.46%
Demand deposits, noninterest-bearing	159,899			160,790
Other noninterest-bearing liabilities	8,218			14,163

Shareholders' equity, including stock owned by ESOP	103,869			105,457
Total liabilities and shareholders' equity	$1,276,804			$1,351,866
Net interest income/interest rate spread (2)		$9,560	3.12%		$10,171	3.11%
Net interest margin (3)			3.20%			3.19%

(1)
Average loans include nonaccrual loans of $14.7 million and $16.1 million for the three months ended March 31, 2018 and 2017, respectively.  Interest income includes loan origination fees of $49 thousand and $275 thousand for the three months ended March 31, 2018 and 2017, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $611 thousand to $9.6 million as of March 31, 2018 from $10.2 million as of March 31, 2017 due to lower interest income of $574 thousand and an increase in interest expense of $37 thousand from 2017.  Net interest income decreased primarily due to a lower average volume in taxable investment securities of $90.2 million, a lower average volume in loans of $82.5 million, and a lower average volume in other interest-bearing deposits of $38.5 million, partially offset by an increase in average tax-exempt investment securities of $120.4 million.  The change in mix from taxable investment securities and loans to tax-exempt securities resulted in the average yield on earning assets increasing five basis points to 3.62% for the three months ended March 31, 2018 from 3.57% for the three months ended March 31, 2017.  The increase in interest expense was primarily due to subordinated debt interest expense increasing by $67 thousand due to the early payoff, in March 2018, of certain Junior Subordinated Deferrable Interest Debentures due 2030 that were issued by Trinity Capital Trust I.  These securities were callable at a redemption rate of 101.088% but were carried at an interest rate of 10.875%.  Total deposits average volume decreased $65.0 million, with the largest decline in volume in total time deposits of $40.1 million.  The increase in subordinated debt expense and shift in deposit mix caused the cost of interest-bearing liabilities to increase four basis points to 0.50% for the three months ended March 31, 2018 from 0.46% for the three months ended March 31, 2017.  Net interest margin increased one basis point to 3.20% for the three months ended March 31, 2018 from 3.19% for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans	$(985)	$(243)	$(1,228)
Taxable investment securities	(362)	272	(90)
Investment securities exempt from federal income taxes	703	89	792
Other interest bearing deposits	(79)	31	(48)
Non-marketable equity securities	3	(3)	-
Total (decrease) increase in interest income	$(720)	$146	$(574)
Interest-bearing Liabilities:
NOW deposits	$(1)	$4	$3
Money market deposits	-	-	-
Savings deposits	(4)	(2)	(6)
Time deposits over $100,000	(67)	25	(42)
Time deposits under $100,000	6	(8)	(2)
Short-term borrowings	-	16	16
Long-term borrowings	-	-	-
Junior subordinated debt	(56)	123	67
Total increase (decrease) in interest expense	$(122)	$158	$36
Increase (decrease) in net interest income	$(598)	$(12)	$(610)

Provision for Loan Losses. Our allowance is established through charges to income in the form of the provision in order to bring our allowance to a level deemed appropriate by management. The allowance at March 31, 2018 and March 31, 2017 was $11.2 million and $14.2 million, respectively, representing 1.6% and 1.8% of total loans, respectively, as of such dates. We recorded a $220 thousand provision for loan losses for the three months ended March 31, 2018 compared with a provision for loan losses of $30 thousand for the three months ended March 31, 2017. The increase in the provision was primarily due to an increase in loan balances.  See the "Financial Condition" section below for further information on provision for loan losses.
Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended March 31, 2018,
	2018	2017	Net difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$(2)	$486	$(488)
Trust and investment services fees	797	651	146
Service charges on deposits	254	295	(41)
Net gain (loss) on sale of OREO	41	328	(287)
Net gain on sale of loans	-	-	-
Net gain (loss) on sale of securities	-	-	-
BOLI income	218	91	127
Mortgage referral fees	245	327	(82)
Interchange fees	496	630	(134)
Other fees	303	288	15
Other noninterest income	6	(21)	27
Total noninterest income	$2,358	$3,075	$(717)

Noninterest income decreased $717 thousand to $2.4 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017, primarily attributable to a decrease of $488 thousand in mortgage loan servicing fees due to the sale of the MSR asset and servicing portfolio at the end of 2017, a decrease of $287 thousand in gains on sale of OREO, a decrease of $82 thousand in mortgage referral fees, a decrease of $134 thousand in interchange fees primarily due to one-time true up of interchange fees in 2017, and a decrease of $41 thousand in service charges on deposits.  Those decreases were partially offset by an increase of $146 thousand in trust and investment fees, an increase of $127 thousand in BOLI income due to additional BOLI investments in 2017, and a decrease in venture capital expenses of $43 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Net difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$5,551	$6,037	$(486)
Occupancy	590	491	99
Data processing	1,029	1,374	(345)
Legal, professional, and accounting fees	525	2,212	(1,687)
Amortization and valuation of MSRs	-	238	(238)
Other noninterest expenses:
Marketing	106	160	(54)
Supplies	56	77	(21)
Postage	54	134	(80)
FDIC insurance premiums	127	311	(184)
Collection expenses	186	510	(324)
Other	1,589	2,372	(783)
Total other noninterest expenses	2,118	3,564	(1,446)
Total noninterest expenses	$9,813	$13,916	$(4,103)

Noninterest expenses decreased $4.1 million to $9.8 million for the three months ended March 31, 2018 from $13.9 million for the three months ended March 31, 2017. Noninterest expenses decreased in almost all categories due to the strategic business review initiative in 2017.  Decreases were realized in legal, professional, and accounting fees of $1.7 million due to finalizing the 2016 financial statement audit in 2017, in salaries and benefits of $486 thousand which is reflective of the reduction in force completed in 2017, in data processing of $345 thousand which reflects the cost savings from the contract renegotiation completed at the end of 2017, in collection expenses of $324 thousand, in the value of the MSR asset of $238 thousand which reflects the sale of the MSR asset and transfer of the servicing portfolio at the end of 2017, in regulatory assessments of $230 thousand which reflects decreased costs from the termination of the OCC's Consent Order and the FRB's Written Agreement, director related expenses of $108 thousand, in recruiting expenses of $91 thousand, in postage expense of $80 thousand, in customer perks and sponsorships of $78 thousand, in employee education and travel expenses of $57 thousand, and in fraud losses of $54 thousand.  These decreases were partially offset by an increase of $99 thousand in occupancy expenses.

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
Income Taxes. Provision for income taxes increased $407 thousand for the three months ended March 31, 2018 from the three months ended March 31, 2017.   There was a provision for taxes for the three months ended March 31, 2018 of $193 thousand.  There was a benefit for taxes for the three months ended March 31, 2017 of $214 thousand.

Financial Condition

Balance Sheet-General. Total assets as of March 31, 2018 were $1.28 billion, decreasing $4.5 million from $1.29 billion as of December 31, 2017.  During the first quarter of 2018, interest bearing deposits with banks decreased $13.0 million from December 31, 2017 while net loans increased $7.8 million and investment securities increased $2.1 million from December 31, 2017.  During the same period total liabilities decreased to $1.18 billion, a decrease of $415 thousand.  Shareholders' equity (excluding stock owned by the ESOP) decreased $4.1 million to $95.5 million as of March 31, 2018 compared to $99.6 million as of December 31, 2017 primarily as a result of the change in other comprehensive income due to the decrease in market value of the investment portfolio.

Investment Securities. We primarily utilize our investment portfolio to provide a source of earnings, to manage liquidity, to provide collateral to pledge against public deposits, and to manage interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  For an additional discussion with respect to these matters, see "Sources of Funds" included in Item 7 and "Asset Liability Management" included under Item 7A of the 2017 Form 10-K.

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At March 31, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. government sponsored agency	$69,310	$67,677	$69,315	$68,551
State and political subdivision	163,991	160,478	157,652	158,706
Residential mortgage-backed security	120,195	118,111	124,578	123,083
Residential collateralized mortgage obligation	18,294	18,164	9,715	9,686
Commercial mortgage backed security	110,244	105,941	110,483	108,162
SBA pools	554	539	560	545
Totals	$482,588	$470,910	$472,303	$468,733

Securities Held to Maturity:
SBA pools	$7,824	$7,312	$7,854	$7,369
Totals	$7,824	$7,312	$7,854	$7,369

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from two months to five years.  State and political subdivision investment securities consist of a local issue rated Aaa to Aa2 by Moody's Investment Services with maturities of four months to eighteen years.

The Company had a total of $18.2 million in residential collateralized mortgage obligations as of March 31, 2018.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of March 31, 2018, the ratings of these securities were Aaa to BBB by Standard & Poors and Aaa to Ba1 by Moody's Investor Service, which are considered Investment Grade (rating of BBB or higher).  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of March 31, 2018, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of March 31, 2018 and December 31, 2017, securities of no single issuer exceeded 10% of shareholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or no stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of March 31, 2018	(Dollars in thousands)
Securities Available for Sale:
U.S. government sponsored agency	$-	0.00%	$62,500	1.87%	$5,177	2.27%	$-	0.00%
States and political subdivision (1)	200	1.20%	1,508	1.91%	1,310	2.54%	157,460	2.56%
Mortgage backed	4	1.22%	39,118	1.88%	65,132	2.32%	137,962	2.40%
SBA pools	-	0.00%	-	0.00%	-	0.00%	539	2.12%
Asset-backed security	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Totals	$204	1.20%	$103,126	1.87%	$71,619	2.32%	$295,961	2.49%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,824	3.89%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,824	3.89%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio.  As the Company addressed other pressing issues in prior years, levels of total loans decreased steadily from 2012 through 2017.  While loan demand remains weak in our markets, management is working to increase its portfolio of performing loans.  The total amounts in the residential real estate portfolio has steadily decreased primarily due to the Bank's refined lending strategy to generate applications for residential mortgage loans for non-affiliated mortgage companies on a fee basis versus underwriting to carry in the portfolio.

The following table sets forth the composition of the loan portfolio:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$67,557	9.57%	$61,388	8.76%
Commercial real estate	384,247	54.41%	378,802	54.04%
Residential real estate	169,559	24.01%	178,296	25.43%
Construction real estate	68,002	9.63%	63,569	9.07%
Installment and other	16,794	2.38%	18,952	2.70%
Total loans	706,159	100.00%	701,007	100.00%
Unearned income	(813)		(863)
Gross loans	705,346		700,144
Allowance for loan losses	(11,238)		(13,803)
Net loans	$694,108		$686,341

Net loans increased $7.8 million from $686.3 million as of December 31, 2017 to $694.1 million as of March 31, 2018.  Gross loans increased $5.2 million while the allowance for loan losses decreased $2.6 million due to net charge-offs.  The largest increases were in gross commercial loans of $6.2 million, commercial real estate of $5.4 million, and construction real estate loans of $4.4 million, partially offset by decreases in gross residential real estate loans of $8.7 million and gross installment and other loans of $2.2 million.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of March 31, 2018:

	Due in One Year or Less		Due after one Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$1,523	$32,978	$22,814	$480	$9,762	$-	$34,099	$33,458
Commercial real estate	12,477	99,492	97,768	69,884	103,372	1,254	213,617	170,630
Residential real estate	268	86,314	3,772	15,590	63,217	398	67,257	102,302
Construction real estate	10,519	31,905	5,235	5,707	14,636	-	30,390	37,612
Installment and other	760	9,131	2,792	-	4,111	-	7,663	9,131
Total loans	$25,547	$259,820	$132,381	$91,661	$195,098	$1,652	$353,026	$353,133

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Non-accruing loans	$12,625	$17,340
Loans 90 days or more past due, still accruing interest	-	-
Total non-performing loans	12,625	17,340
OREO	6,449	6,432
Total non-performing assets	$19,074	$23,772
TDRs, still accruing interest	$32,934	$33,801
Total non-performing loans to total loans	1.79%	2.47%
Allowance for loan losses to non- performing loans	89.01%	79.60%
Total non-performing assets to total assets	1.49%	1.85%

As of March 31, 2018, total non-performing assets decreased $4.7 million to $19.1 million from $23.8 million as of December 31, 2017 primarily due to a decrease in non-accruing loans of $4.7 million.  The decrease in non-accruing loans was primarily due to a decrease in commercial real estate non-accruing loans of $3.6 million, a decrease in residential real estate loans of $825 thousand, and a decrease in construction real estate loans of $266 thousand.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial real estate		Residential real estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
March 31, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	1,870	-	-
Under $1.5 million	2	58	9	3,186	44	3,774
Total	2	$58	10	$5,056	44	$3,774

Percentage of individual loan category		0.09%		1.32%		2.23%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	1	4,709	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	3	102	10	3,908	52	4,599
Total	3	$102	11	$8,617	52	$4,599

Percentage of individual loan category		0.17%		2.27%		2.58%

Continued:

	Construction real estate		Installment & other loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount

March 31, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	1	2,001	-	-	2	3,871
Under $1.5 million	8	1,644	2	92	65	8,754
Total	9	$3,645	2	$92	67	$12,625

Percentage of individual loan category		5.36%		0.55%		1.79%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	1	4,709
$1.5 million to $2.9 million	1	2,001	-	-	1	2,001
Under $1.5 million	11	1,910	4	111	80	10,630
Total	12	$3,911	4	$111	82	$17,340

Percentage of individual loan category		6.15%		0.59%		2.47%

Non-performing loans include (i) loans accounted for on a nonaccrual basis, and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans. Additional internal controls were implemented to ensure the timely identification of signs of weaknesses in credits, facilitating efforts to rehabilitate or exit the relationship in a timely manner. External loan reviews, which have been conducted on a regular basis, were also revised to provide a broad scope and reviewers now have access to all elements of a relationship.  In 2017, a significant portion of the loan portfolio was also examined by independent third party consultants.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are received.  If interest on nonaccrual loans had been accrued, such income would have amounted to $188 thousand and $211 thousand for the three months ended March 31, 2018 and 2017, respectively.  Our policy is to place loans 90 days or more past due on nonaccrual status.
Non-performing assets also consist of other repossessed assets and OREO.  OREO represents properties acquired through foreclosure or other proceedings and are initially recorded at the fair value less estimated costs of disposal.  OREO is evaluated regularly to ensure that the recorded amount is supported by its recorded value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenues and expenses from the operations of OREO and changes in the valuation are included in noninterest expenses on the consolidated statements of operations with the exception of costs expended to improve the long term value of the property.  These costs increase the recorded value of the OREO asset, not to exceed the fair value less estimated costs of disposal.
The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$13,803	14,352
Provision for loan losses	220	30
Charge-offs:
Commercial	9	186
Commercial real estate	2,736	-
Residential real estate	105	244
Construction real estate	112	16
Installment and other	28	137
Total charge-offs	2,990	583
Recoveries :
Commercial	24	173
Commercial real estate	22	88
Residential real estate	47	55
Construction real estate	49	10
Installment and other	63	62
Total recoveries	205	388
Net charge-offs	2,785	195
Balance at end of period	$11,238	14,187

Net charge-offs for the three months ended March 31, 2018 totaled $2.8 million, an increase of $2.6 million from the three months ended March 31, 2017 primarily due to increases in net charge-offs in commercial real estate loans of $2.8 million.  The change in net charge-offs in the commercial real estate loans was primarily due to one loan relationship.

The following table sets forth the allocation of the allowance for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$597	5.31%	$536	3.88%
Commercial real estate	6,905	61.45%	8,573	62.11%
Residential real estate	2,462	21.91%	2,843	20.60%
Construction real estate	914	8.13%	1,030	7.46%
Installment and other	255	2.27%	315	2.28%
Unallocated	105	0.93%	506	3.67%
Total	$11,238	100.00%	$13,803	100.00%

The allowance for loan losses decreased $2.6 million from $13.8 million as of December 31, 2017 to $11.2 million as of March 31, 2018. This reduction was largely due to net charge-offs.  A $220 thousand provision for loan loss was required for the three months ended March 31, 2018.  A $1.2 million reversal provision for loan loss was required for the year ended December 31, 2017.  The decrease in allowance was primarily driven by the commercial real estate loan charge-offs.  The additional provision was primarily due to the $7.8 million dollar increase in the loan portfolio.

We consider a loan to be impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original terms of the note, including interest payments.  When management identifies a loan as impaired, impairment is measured based on the present value of expected future cash flows and discounted at the loan's effective interest rates, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases management uses the current fair value of the collateral, less estimated selling costs when foreclosure is probable, rather than discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a charge-off to the allowance.
The allocation of the allowance for impaired credits is equal to the recorded investment in the loan using one of three methods to measure impairment: the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  An impairment reserve that exceeds collateral value is charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of March 31, 2018 and December 31, 2017 were $45.7 million and $51.1 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.6 million and $5.2 million allocated in the allowance for loan losses as of March 31, 2018 and December 31, 2017, respectively.

TDRs are defined as those loans whose terms have been modified due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of March 31, 2018 and December 31, 2017 were $39.8 million and $38.9 million, respectively.  Of these, $32.9 million and $33.8 million were still performing in accordance with modified terms as of March 31, 2018 and December 31, 2017, respectively.

Although the Company believes the allowance is sufficient at March 31, 2018 to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled meetings of the Board of Directors of the Bank, a watch list is presented, listing significant loan relationships as "Special Mention," "Substandard," "Doubtful" and "Loss."  "Substandard" assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as "Doubtful" have all the weaknesses inherent in those classified as "Substandard" with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as "Loss" are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be "Special Mention."

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances for loan losses and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.

Although management believes that adequate specific and general allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance for loan losses may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)
Performing loans classified as:
Substandard	$11,600	$12,164
Total performing adversely classified loans	$11,600	$12,164
Special mention loans	$5,630	$5,681

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of March 31, 2018 were $11.6 million, a decrease of $564 thousand from $12.2 million as of December 31, 2017.  The declines were primarily in the commercial real estate loan, residential real estate loan, and construction real estate loan categories.  In addition, special mention loans decreased $51 thousand.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market deposit accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from our market areas.  We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

March 31, 2018 (In thousands)
Maturing within three months	$4,561
After three but within six months	2,533
After six but within twelve months	5,599
After twelve but within three years	2,321
After three years	6,325
Total time deposits $250,000 and over	$21,339

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings were advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

The Company had $2.3 million outstanding in FHLB borrowings at March 31, 2018 and 2017.

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

We adhere to a liquidity policy, which was updated and approved by the Board of Directors in December 2017, which requires that we maintain the following liquidity ratios:
● The Liquidity Coverage Ratio is defined as the Anticipated Sources of Liquidity divided by the Anticipated Liquidity Needs 1.15 Times.
● Cumulative Liquidity Gap (% of cumulative net cash outflow over a six month period under a worst case scenario) of 100%.
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
As of March 31, 2018 and December 31, 2017, we were in compliance with the foregoing policy.

As of March 31, 2018, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $133.2 million and standby letters of credit of $5.3 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $127.8 million as of March 31, 2018. As of March 31, 2018, total certificates of deposit declined $9.5 million or 5.50% from the prior year end.

In the event that additional short-term liquidity is needed, we have established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from this bank. Management believes that we will be able to continue to borrow federal funds from our correspondent bank in the future. Additionally, we are a member of the FHLB and, as of March 31, 2018, we had the ability to borrow from the FHLB up to $402.4 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies,  which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's 2017 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  As of March 31, 2018, the Bank was in compliance with these requirements.

The Bank has an internal Capital Plan which identifies potential sources for additional capital should it be deemed necessary.  For more information, see "Capital Resources" included in Item 7 and Note 20 "Regulatory Matters" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of March 31, 2018.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

Commitments. There have been no material changes to the commitments as of March 31, 2018.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 6%, common equity Tier 1 capital to risk-weighted assets of 4.5%, and Tier 1 capital to total assets of 4%.  A "well–capitalized" institution must maintain minimum ratios of total capital to risk-weighted assets of at least 10%, Tier 1 capital to risk-weighted assets of at least 8%, common equity Tier 1 capital to risk-weighted assets of at least 6.5%, and Tier 1 capital to total assets of at least 5% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.

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

A certain amount of Trinity's Tier 1 Capital is in the form of trust preferred securities. See Note 10, "Junior Subordinated Debt" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K for details on the effect these have on risk based capital. See "Risk Factors" in Part I, Item 1A of the 2017 Form 10-K for further information regarding changes in the regulatory environment affecting capital.

The Bank's capital ratios as of March 31, 2018 fall into the category of "well-capitalized."  The required and actual amounts and ratios for Trinity and the Bank as of March 31, 2018 are presented below:

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2018
Total capital (to risk-weighted assets):
Consolidated	$144,143	16.8772%	$68,326	8.0000%	N/A	N/A
Bank only	137,691	16.1420%	68,240	8.0000%	$85,300	10.0000%
Tier 1 capital (to risk weighted assets):
Consolidated	133,453	15.6256%	51,244	6.0000%	N/A	N/A
Bank only	127,014	14.8903%	51,180	6.0000%	68,240	8.0000%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	107,453	12.5813%	38,433	4.5000%	N/A	N/A
Bank only	127,014	14.8903%	38,385	4.5000%	55,445	6.5000%
Tier 1 leverage (to average assets):
Consolidated	133,453	10.4275%	51,193	4.0000%	N/A	N/A
Bank only	127,014	9.9331%	51,148	4.0000%	63,935	5.0000%

N/A—not applicable

At March 31, 2018 the Bank's capital conservation buffer was 8.1420 % and the Company's consolidated capital conservation buffer was 8.0813%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted based on the Company's status as a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the reporting period covered by this report.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

There have been no changes in the Company's internal control over financial reporting as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2017 Form 10-K.  There are no material developments in the legal actions described in the 2017 Form 10-K.

The Company may also become a party to legal proceedings in the ordinary course of business.  Except as described in the first paragraph of this Item, we are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management's opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the first quarter of 2018, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

3.1
Amended and Restated Articles of Incorporation of Trinity Capital Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 7, 2017 (File No. 000-50266))

3.2
Second Amended and Restated Bylaws of Trinity Capital Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 30, 2018 (File No. 000-50266))

10.1
Change in Control Agreement, dated April 20, 2018, by and between Trinity Capital Corporation and Los Alamos National Bank and Yin Y. Ho (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 26, 2018 (File No. 000-50266))

10.2
Change in Control Agreement, dated April 20, 2018, by and between Trinity Capital Corporation and Los Alamos National Bank and John S. Gulas (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 26, 2018 (File No. 000-50266))

10.3
Change in Control Agreement, dated April 20, 2018, by and between Trinity Capital Corporation and Los Alamos National Bank and Thomas G. Dolan (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 26, 2018 (File No. 000-50266))

10.4
Form of 2018 Restricted Stock Unit Award Agreement under Trinity Capital Corporation 2015 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 26, 2018 (File No. 000-50266))

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: May 11, 2018
	By:	/s/ John S. Gulas
John S. Gulas Chief Executive Officer and President

	By:	/s/ Thomas G. Dolan
Thomas G. Dolan
Chief Financial Officer