Form 10-Q
period 2018-06-30
TRINITY CAPITAL CORP
filed 2018-08-10
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

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

As of July 31, 2018, there were 11,657,805 shares of voting Common Stock outstanding and 8,044,292 shares of non-voting Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)
	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and due from banks	$12,460	$12,893
Interest-bearing deposits with banks	3,739	22,541
Cash and cash equivalents	16,199	35,434
Investment securities available for sale, at fair value	455,116	468,733
Investment securities held to maturity, at amortized cost (fair value of $7,268 and $7,369 as of June 30, 2018 and December 31, 2017, respectively)	7,797	7,854
Non-marketable equity securities	5,790	3,617
Loans held for sale	7,163	-
Loans (net of allowance for loan losses of $10,444 and $13,803 as of June 30, 2018 and December 31, 2017, respectively)	703,158	686,341
Bank owned life insurance ("BOLI")	26,094	25,656
Premises and equipment, net	28,250	28,542
Other real estate owned ("OREO"), net	5,870	6,432
Deferred tax assets ("DTAs"), net	12,054	10,143
Other assets	14,355	14,781
Total assets	$1,281,846	$1,287,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$175,969	$161,677
Interest-bearing	946,952	965,670
Total deposits	1,122,921	1,127,347
Borrowings	19,200	2,300
Junior subordinated debt	26,765	36,941
Other liabilities	7,456	15,399
Total liabilities	1,176,342	1,181,987

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 739,482 shares and 831,645 shares as of June 30, 2018 and December 31, 2017, respectively, at fair value	$5,300	$5,961

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock voting, no par; 20,000,000 shares authorized; 11,651,173 and 11,364,862 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	11,651	11,365
Common stock non-voting, no par; 20,000,000 shares authorized; 8,044,292 shares and 8,286,200 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,044	8,286
Additional paid-in capital	35,685	35,071
Retained earnings	60,577	54,587
Common stock related to ESOP	(5,300)	(5,961)
Accumulated other comprehensive loss	(10,453)	(3,763)
Total shareholders' equity	100,204	99,585
Total liabilities and shareholders' equity	$1,281,846	$1,287,533

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans held for sale	$42	$-	$42	$0
Loans, including fees	8,659	9,290	16,738	18,597
Interest and dividends on investment securities:
Taxable	1,474	1,806	3,056	3,478
Nontaxable	1,047	333	2,085	579
Other interest income	62	134	178	299
Total interest income	11,284	11,563	22,099	22,953

Interest expense:
Deposits	419	442	831	901
Borrowings	129	41	182	77
Junior subordinated debt	351	593	1,138	1,313
Total interest expense	899	1,076	2,151	2,291
Net interest income	10,385	10,487	19,948	20,662
(Benefit) provision for loan losses	(700)	(1,000)	(480)	(970)
Net interest income after (benefit) provision for loan losses	11,085	11,487	20,428	21,632

Noninterest income:
Mortgage loan servicing fees	2	462	-	948
Trust and investment services fees	709	659	1,506	1,310
Service charges on deposits	232	287	486	582
Net gain on sale of OREO	532	342	573	670
Net gain on sale of loans	-	-	-	-
Net loss on sale of securities	-	(1,248)	-	(1,248)
BOLI income	220	92	438	183
Mortgage referral fee income	341	417	586	744
Interchange fees	590	626	1,086	1,256
Other fees	332	384	635	672
Venture capital investment income	735	21	735	(21)
Other noninterest income	11	56	14	72
Total noninterest income	3,704	2,098	6,059	5,168

Noninterest expenses:
Salaries and employee benefits	5,325	6,208	10,876	12,245
Occupancy	480	546	1,070	1,037
Data processing	913	1,051	1,942	2,425
Legal, professional and accounting fees	527	1,074	1,052	3,286
Change in value of MSRs	-	491	-	729
Other noninterest expense	2,163	3,516	4,281	7,079
Total noninterest expenses	9,408	12,886	19,221	26,801
Income (loss) before provision for income taxes	5,381	699	7,266	(1)
Provision for income taxes	1,083	2,303	1,276	2,089
Net income (loss)	4,298	(1,604)	5,990	(2,090)
Dividends and discount accretion on preferred shares	-	-	-	770
Net income (loss) attributable to common stockholders	$4,298	$(1,604)	$5,990	$(2,860)
Basic earnings (loss) per common share	$0.22	$(0.09)	$0.30	$(0.19)
Diluted earnings (loss) per common share	$0.22	$(0.09)	$0.30	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$4,298	$(1,604)	$5,990	$(2,090)
Other comprehensive income:
Unrealized (loss) gains on securities available for sale	(892)	1,484	(8,999)	2,114
Securities losses reclassified into earnings	-	1,248	-	1,248
Related income tax expense (benefit)	229	(1,078)	2,309	(1,330)
Other comprehensive (loss) income	(663)	1,654	(6,690)	2,032
Total comprehensive income (loss)	$3,635	$50	$(700)	$(58)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
	Voting Issued		Held in Treasury, at cost		Non-voting Issued		Preferred Stock		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Common Stock Related to ESOP		Total Stockholders' Equity
Balance, December 31, 2016		$9,509		$-		$-		$74,007		$(1,373)		$60,651		$(5,495)		$(3,192)		$134,107
Net loss												(2,090)						(2,090)
Other comprehensive income														2,032				2,032
Redemption of Series A preferred shares								(35,539)										(35,539)
Redemption of Series B preferred shares								(1,777)										(1,777)
Dividends declared on preferred shares												(372)						(372)
Series C preferred shares converted to non-voting common stock						8,286		(37,089)		28,803								-
Common stock issued for board compensation		37								139								176
Amortization of preferred stock issuance costs								398				(398)						-
RSUs vested		17								(17)								-
RSUs compensation expense										49								49
Balance, June 30, 2017	$	$ 9,563	$	$ -	$	$ 8,286	$	$ -	$	$ 27,601	$	$ 57,791	$	$ (3,463)	$	$ (3,192)	$	$ 96,586

	Common stock
	Voting Issued	Held in Treasury, at cost	Non-voting Issued	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Related to ESOP	Total Stockholders' Equity
Balance, December 31, 2017	$11,365	$-	$8,286	$-	$35,071	$54,587	$(3,763)	$(5,961)	$99,585
Net income						5,990			5,990
Other comprehensive loss							(6,690)		(6,690)
Rights offering costs					(2)				(2)
Common stock issued to board	10				60				70
ESOP distributions								661	661
RSU compensation expense					612				612
Common stock issued for vested RSUs	34				(56)				(22)
Conversion from non-voting to voting common stock	242		(242)						-
Balance, June 30, 2018	$11,651	$-	$8,044	$-	$35,685	$60,577	$(10,453)	$(5,300)	$100,204

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities	(Dollars in thousands)
Net income (loss)	$5,990	(2,090)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,029	3,496
Benefit for loan losses	(480)	(970)
Net loss on sale of investment securities	-	1,248
Net gain on sale of loans	-	-
Gains and write-downs on OREO, net	(524)	(72)
Loss (gain) on disposal of premises and equipment	4	(38)
Decrease in deferred income tax assets	398	978
Change in escrow liabilities	(5,581)	(714)
Change in value of MSRs	-	729
BOLI income	(438)	(183)
Compensation expense recognized for restricted stock units	612	49
Decrease in accrued interest payable on sub debt	-	(9,676)
Changes in operating assets and liabilities:	-
Other assets	(338)	2,945
Other liabilities	(2,362)	(2,196)
Net cash provided by (used in) operating activities before origination and gross sales of loans held for sale	1,310	(6,494)
Gross sales of loans held for sale	-	-
Origination of loans held for sale	-	-
Net cash provided by (used in) operating activities	$1,310	(6,494)

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$23,141	$25,555
Proceeds from sale of investment securities, available for sale	-	56,543
Purchase of investment securities, available for sale	(21,824)	(48,046)
Purchase of investment securities, other	(1,450)	-
Proceeds from maturities and paydowns of investment securities, held to maturity	49	853
Proceeds from sale of investment securities, other	-	31
Purchase bank owned life insurance	-	-
Proceeds from sale of other real estate owned	1,535	2,116
Loans paid down (funded), net	(23,846)	35,112
Purchases of premises and equipment	(359)	(3,637)
Proceeds from sale of premises and equipment	-	69
Net cash (used in) provided by investing activities	(22,754)	68,596
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	12,616	(20,715)
Net decrease in time deposits	(17,043)	(28,955)
Partial repayment of subordinated debt	(10,310)	-
Proceeds from issuance of short-term borrowings	16,900	-
Redemption of preferred stock	-	(37,316)
Decrease in dividends payable on preferred stock	-	(12,965)
Issuance of common stock	46	176
Net cash used in (provided by) financing activities	2,209	(99,775)
Net decrease in cash and cash equivalents	(19,235)	(37,673)
Cash and cash equivalents:
Beginning of period	35,434	119,335
End of period	$16,199	$81,662
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,503	$11,762
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	721	693
Sales of other real estate owned financed by loans by the Bank	315	-
Transfer from loans to loans held for sale	7,163	-
Transfer from venture capital to loans	-	150
Conversion of Series C preferred stock to non-voting common stock	-	37,089
Dividends declared on preferred stock	-	373
Conversion of non-voting common stock to voting common stock	242	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Net income (loss)	$4,298	$(1,604)	$5,990	$(2,090)
Dividends and discount accretion on preferred shares	-	-	-	770
Net income (loss) attributable to common stockholders	$4,298	$(1,604)	$5,990	$(2,860)
Weighted average common shares issued	19,689,941	17,535,821	19,677,809	14,685,239
LESS: Weighted average treasury stock shares	-	-	-	-
Weighted average common shares outstanding, net	19,689,941	17,535,821	19,677,809	14,685,239
Basic earnings (loss) per common share	$0.22	$(0.09)	$0.30	$(0.19)
Dilutive effect of stock-based compensation	181,634	-	169,972	-
Weighted average common shares outstanding including dilutive shares	19,871,575	17,535,821	19,847,781	14,685,239
Diluted earnings (loss) per common share	$0.22	$(0.09)	$0.30	$(0.19)

Certain restricted stock units ("RSUs") were not included in the above calculation, as they would have had an anti-dilutive effect.  The total number of excluded shares relating to such RSUs was approximately 97,000 for the three months ended June 30, 2017.  There were no shares excluded from the calculation for the three months ended June 30, 2018.  The total number of excluded shares relating to such RSUs was approximately 97,000 shares for the six months ended June 30, 2017.  There were no shares excluded from the calculation for the six months ended June 30, 2018.

Note 3. Recent Accounting Pronouncements

Newly effective standards:  In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's revenue is primarily comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income.  The Company has reviewed non-interest income, such as deposit fees, assets management and investment advisory fees, OREO gains and losses on sale, and credit card interchange fees.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASC 606 on January 1, 2018 with no impact on total shareholders' equity or net income.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset ("DTAs") related to available for sale securities in combination with the entity's other DTA. This ASU also prescribes an exit price be used to determine the fair value of financial instruments not measured at fair value for disclosure in the fair value note.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company has determined that the evaluation of deferred tax asset ("DTA") valuation allowance and the exit price for financial instruments are within scope for the Company.  The Company adopted this standard on January 1, 2018 and used a third-party to provide the exit pricing for Note 16, Fair Value Measurements, as required under ASU 2016-01.  The adoption of ASU 2016-01 did not have an impact on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718).  ASU 2017-09 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718.  The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of ASU 2017-09 did not have a material impact on the Company's Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has created an internal committee focused on the implementation of ASU 2016-13 and is currently in the process of evaluating data needs and the effects of ASU 2016-13 on its financial statements and disclosures.  The Company is also working with a third party allowance for loan and lease losses ("ALLL") software provider to help with implementation.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Shares-Based Payment Accounting.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company does not expect any impact from this ASU on the Company's financial statements.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of June 30, 2018 and December 31, 2017, the reserve requirement on deposit at the FRB was $0 due to the large balance maintained at the FRB.

Restricted cash included in "cash and due from banks" on the Consolidated Balance Sheets was $100 thousand and $0 at June 30, 2018 and December 31, 2017, respectively.  This restricted cash is maintained at a bank as collateral for our credit card portfolio.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
U.S. Government sponsored agencies	$69,305	$-	$(1,947)	$67,358
State and political subdivisions	163,412	134	(3,617)	159,929
Residential mortgage backed securities	107,531	4	(2,063)	105,472
Residential collateralized mortgage obligations	16,918	49	(192)	16,775
Commercial mortgage backed securities	110,004	-	(4,918)	105,086
SBA pools	515	-	(19)	496
Totals	$467,685	$187	$(12,756)	$455,116

December 31, 2017
U.S. Government sponsored agencies	$69,315	$-	$(764)	$68,551
State and political subdivisions	157,652	1,306	(252)	158,706
Residential mortgage backed securities	124,578	98	(1,593)	123,083
Residential collateralized mortgage obligations	9,715	51	(80)	9,686
Commercial mortgage backed securities	110,483	67	(2,388)	108,162
SBA pools	560	-	(15)	545
Totals	$472,303	$1,522	$(5,092)	$468,733

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
SBA pools	$7,797	$-	$(529)	$7,268
Totals	$7,797	$-	$(529)	$7,268

December 31, 2017
SBA pools	$7,854	$-	$(485)	$7,369
Totals	$7,854	$-	$(485)	$7,369

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized gains	$-	$6	$-	$6
Gross realized losses	-	(1,254)	-	(1,254)
Net gains (losses)	$-	$(1,248)	$-	$(1,248)

There was no tax benefit for the three or six months ended June 30, 2018 related to net realized gains and losses.  There was a tax benefit of $482 thousand related to these net realized gains and losses for the three and six months ended June 30, 2017.

A summary of unrealized loss information for investment securities, categorized by security type, as of June 30, 2018 and December 31, 2017 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
June 30, 2018
U.S. Government sponsored agencies	$48,156	$(1,224)	$19,202	$(723)	$67,358	$(1,947)
State and political subdivisions	117,940	(2,684)	29,110	(933)	147,050	(3,617)
Residential mortgage backed securities	30,730	(562)	71,409	(1,501)	102,139	(2,063)
Residential collateralized mortgage obligations	9,563	(80)	3,131	(112)	12,694	(192)
Commercial mortgage backed securities	26,316	(736)	78,770	(4,182)	105,086	(4,918)
SBA pools	-	-	496	(19)	496	(19)
Totals	$232,706	$(5,286)	$202,118	$(7,470)	$434,824	$(12,756)

December 31, 2017
U.S. Government sponsored agencies	$49,070	$(331)	$19,481	$(433)	$68,551	$(764)
State and political subdivisions	23,217	(95)	24,774	(157)	47,991	(252)
Residential mortgage backed securities	18,771	(199)	88,100	(1,394)	106,871	(1,593)
Residential collateralized mortgage obligations	4,761	(67)	3,502	(13)	8,263	(80)
Commercial mortgage backed securities	6,961	(94)	81,042	(2,294)	88,003	(2,388)
SBA pools	-	-	545	(15)	545	(15)
Totals	$102,780	$(786)	$217,444	$(4,306)	$320,224	$(5,092)

Securities Held to Maturity:
June 30, 2018
SBA Pools	$-	$-	$7,268	$(529)	$7,268	$(529)
Totals	$-	$-	$7,268	$(529)	$7,268	$(529)

December 31, 2017
SBA Pools	$-	$-	$7,369	$(485)	$7,369	$(485)
Totals	$-	$-	$7,369	$(485)	$7,369	$(485)

As of June 30, 2018, the Company's security portfolio consisted of 154 securities, 133 of which were in an unrealized loss position. As of June 30, 2018, $455.4 million in investment securities had unrealized losses with aggregate depreciation of 2.83% of the Company's amortized cost basis.  Of these securities, $217.4 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 3.55%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of June 30, 2018, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$200	$200	$-	$-
One to five years	65,546	63,738	-	-
Five to ten years	6,566	6,439	-	-
Over ten years	160,920	157,406	7,797	7,268
Subtotal	233,232	227,783	7,797	7,268
Residential mortgage backed securities	107,531	105,472	-	-
Residential collateralized mortgage obligations	16,918	16,775	-	-
Commercial mortgage backed securities	110,004	105,086
Total	$467,685	$455,116	$7,797	$7,268

Securities with carrying amounts of $102.0 million and $87.4 million as of June 30, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of June 30, 2018 and December 31, 2017, loans consisted of:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial	$68,137	$61,388
Commercial real estate	404,663	378,802
Residential real estate	161,664	178,296
Construction real estate	68,136	63,569
Installment and other	12,099	18,952
Total loans	714,699	701,007
Unearned income	(1,097)	(863)
Gross loans	713,602	700,144
Allowance for loan losses	(10,444)	(13,803)
Net loans	$703,158	$686,341

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of June 30, 2018, 25.2% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by category of loans as of June 30, 2018 and December 31, 2017, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2018	(In thousands)
Commercial	$68,100	$37	$-	$-	$37	$68,137
Commercial real estate	403,689	165	-	809	974	404,663
Residential real estate	158,993	1,134	503	1,034	2,671	161,664
Construction real estate	64,970	226	-	2,940	3,166	68,136
Installment and other	11,982	26	-	91	117	12,099
Total loans	$707,734	$1,588	$503	$4,874	$6,965	$714,699

Nonaccrual loan classification, included above	$4,104	$911	$503	$4,874	$6,288	$10,392

December 31, 2017
Commercial	$59,703	$173	$1,475	$37	$1,685	$61,388
Commercial real estate	371,640	5,490	-	1,672	7,162	378,802
Residential real estate	174,388	1,899	-	2,009	3,908	178,296
Construction real estate	59,291	423	74	3,781	4,278	63,569
Installment and other	18,705	80	81	86	247	18,952
Total loans	$683,727	$8,065	$1,630	$7,585	$17,280	$701,007

Nonaccrual loan classification, included above	$3,858	$5,859	$38	$7,585	$13,482	$17,340

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by category of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Nonaccrual	Loans Past Due 90 Days or More and Still Accruing Interest	Nonaccrual	Loans Past Due 90 Days or More and Still Accruing Interest
	(In thousands)
Commercial	$48	$-	$102	$-
Commercial real estate	2,965	-	8,617	-
Residential real estate	4,257	-	4,599	-
Construction real estate	3,031	-	3,911	-
Installment and other	91	-	111	-
Total	$10,392	$-	$17,340	$-

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company's risk rating system, problem and potential problem loans are classified as "Special Mention," "Substandard," and "Doubtful." Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.  Substandard loans include those characterized by the likelihood that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Any time a situation warrants, the risk rating may be reviewed.

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by category of loans based on the most recent analysis performed as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018	(In thousands)
Commercial	$64,607	$1,796	$1,734	$-	$68,137
Commercial real estate	392,740	3,190	8,733	-	404,663
Residential real estate	155,914	-	5,750	-	161,664
Construction real estate	64,315	790	3,031	-	68,136
Installment and other	11,999	-	100	-	12,099
Total	$689,575	$5,776	$19,348	$-	$714,699

December 31, 2017
Commercial	$58,769	$2	$2,617	$-	$61,388
Commercial real estate	359,768	4,762	14,272	-	378,802
Residential real estate	172,101	-	6,195	-	178,296
Construction real estate	56,661	917	5,991	-	63,569
Installment and other	18,523	-	429	-	18,952
Total	$665,822	$5,681	$29,504	$-	$701,007

The following table shows all loans, including nonaccrual loans, by risk category and aging as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018	(In thousands)
Current	$688,938	$5,776	$13,020	$-	$707,734
Past due 30-59 days	637	-	951	-	1,588
Past due 60-89 days	-	-	503	-	503
Past due 90 days or more	-	-	4,874	-	4,874
Total	$689,575	$5,776	$19,348	$-	$714,699

December 31, 2017
Current	$662,445	$5,681	$15,601	$-	$683,727
Past due 30-59 days	1,785	-	6,280	-	8,065
Past due 60-89 days	1,592	-	38	-	1,630
Past due 90 days or more	-	-	7,585	-	7,585
Total	$665,822	$5,681	$29,504	$-	$701,007

As of June 30, 2018 and December 31, 2017, nonaccrual loans totaling $10.4 million and $17.3 million were classified as Substandard, respectively.

The following table presents loans individually evaluated for impairment by category of loans as of June 30, 2018 and December 31, 2017, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$118	$114		$184	$182
Commercial real estate	5,903	2,965		4,294	4,154
Residential real estate	5,882	5,035		6,585	5,808
Construction real estate	6,254	4,796		7,471	6,049
Installment and other	300	299		349	348
With an allowance recorded:
Commercial	13,306	13,305	$248	13,361	13,359	$211
Commercial real estate	6,417	6,417	941	10,987	10,987	3,735
Residential real estate	5,526	5,525	830	6,774	6,774	943
Construction real estate	1,350	1,350	37	3,244	3,244	231
Installment and other	238	238	27	236	236	32
Total	$45,294	$40,044	$2,083	$53,485	$51,141	$5,152

The table above includes $36.3 million of troubled debt restructurings, or restructured loans, at June 30, 2018 and $38.9 million of restructured loans at December 31, 2017.

The following table presents loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2018 and 2017, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$105	$1	$1,428	$11	$131	$2	$1,674	$21
Commercial real estate	4,010	-	3,873	7	4,058	-	4,627	15
Residential real estate	5,023	16	4,469	9	5,285	31	4,477	18
Construction real estate	5,113	22	7,817	27	5,425	44	7,222	53
Installment and other	304	2	348	4	319	5	336	8
With an allowance recorded:
Commercial	13,285	189	13,701	184	13,310	376	13,797	366
Commercial real estate	6,446	73	6,352	68	7,959	145	6,360	135
Residential real estate	6,083	57	7,900	78	6,313	113	8,133	155
Construction real estate	2,278	16	3,244	43	2,600	31	3,913	86
Installment and other	240	2	341	2	239	4	372	5
Total	$42,887	$378	$49,473	$433	$45,639	$751	$50,911	$862

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $140 thousand and $196 thousand would have been recorded as loan interest income during the three months ended June 30, 2018 and 2017, respectively, and $277 thousand and $389 thousand during the six months ended June 30, 2018 and 2017, respectively. Interest income recognized on a cash basis was not material.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and six months ended June 30, 2018 and 2017, activity in the allowance for loan losses was as follows:

	Commercial	Commercial Real Estate	Residential Real Estate	Construction Real Estate	Installment and Other	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2018:
Beginning balance	$597	$6,905	$2,462	$914	$255	$105	$11,238
Provision (benefit) for loan losses	46	(341)	(390)	(82)	(132)	199	(700)

Charge-offs	(124)	-	(14)	(100)	(27)	-	(265)
Recoveries	24	19	93	-	35	-	171
Net recoveries (charge-offs)	(100)	19	79	(100)	8	-	(94)
Ending balance	$543	$6,583	$2,151	$732	$131	$304	$10,444

Three Months Ended June 30, 2017:
Beginning balance	$1,756	$6,573	$4,126	$1,086	$644	$2	$14,187
Provision (benefit) for loan losses	(379)	(352)	(299)	36	(32)	26	(1,000)

Charge-offs	(77)	(27)	(66)	(8)	(96)	-	(274)
Recoveries	77	11	44	3	119	-	254
Net recoveries (charge-offs)	-	(16)	(22)	(5)	23	-	(20)
Ending balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167

Six Months Ended June 30, 2018:
Beginning balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Provision (benefit) for loan losses	92	706	(713)	(135)	(228)	(202)	(480)

Charge-offs	(134)	(2,736)	(119)	(212)	(54)	-	(3,255)
Recoveries	49	40	140	49	98	-	376
Net recoveries (charge-offs)	(85)	(2,696)	21	(163)	44	-	(2,879)
Ending balance	$543	$6,583	$2,151	$732	$131	$304	$10,444

Six Months Ended June 30, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	(59)	(339)	(508)	9	(28)	(45)	(970)

Charge-offs	(263)	(26)	(310)	(24)	(234)	-	(857)
Recoveries	250	98	99	13	182	-	642
Net recoveries (charge-offs)	(13)	72	(211)	(11)	(52)	-	(215)
Ending balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial Real Estate	Residential Real Estate	Construction Real Estate	Installment and Other	Unallocated	Total
June 30, 2018	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$248	$941	$830	$37	$27	$-	$2,083
Loans collectively evaluated for impairment	295	5,642	1,321	695	104	304	8,361
Ending balance	$543	$6,583	$2,151	$732	$131	$304	$10,444
Loans:
Individually evaluated for impairment	$13,419	$9,382	$10,560	$6,146	$537	$-	$40,044
Collectively evaluated for impairment	54,718	395,281	151,104	61,990	11,562	-	674,655
Total ending loans balance	$68,137	$404,663	$161,664	$68,136	$12,099	$-	$714,699

December 31, 2017
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$211	$3,735	$943	$231	$32	$-	$5,152
Loans collectively evaluated for impairment	325	4,838	1,900	799	283	506	8,651
Ending balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Loans:
Individually evaluated for impairment	$13,541	$15,141	$12,582	$9,293	$584	$-	$51,141
Collectively evaluated for impairment	47,847	363,661	165,714	54,276	18,368	-	649,866
Total ending loans balance	$61,388	$378,802	$178,296	$63,569	$18,952	$-	$701,007

Troubled Debt Restructurings:

Troubled debt restructurings ("TDRs") are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following tables present the loans restructured as TDRs during the three months ended June 30, 2018 and the six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Commercial	1	$164	$164	$25
Residential real estate	2	237	237	-
Total	3	$401	$401	$25

	Six Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Commercial	3	$335	$335	$26
Commercial real estate	2	2,356	2,356	-
Residential real estate	2	237	237	-
Total	7	$2,928	$2,928	$26

	Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Commercial	2	$30	$30	$1
Residential real estate	2	187	187	-
Total	4	$217	$217	$1

	Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Commercial	2	$30	$30	$1
Residential real estate	2	187	187	-
Construction real estate	1	10	10	-
Total	5	$227	$227	$1

The following tables present loans by category modified as TDRs for which there was a payment default within 12 months following the modification during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Residential real estate	1	$145	$-
Total	1	$145	$-

	Six Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Residential real estate	1	$145	$-
Total	1	$145	$-

	Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

	Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs restructured during the three months ended June 30, 2018 and 2017 required a specific reserve of $25 thousand and $1 thousand, respectively.  TDRs restructured during the six months ended June 30, 2018 and 2017 required a specific reserve of $26 thousand and $1 thousand, respectively. TDRs resulted in charge-offs of $100 thousand and $46 thousand during the three months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, TDRs resulted in charge-offs of $2.9 million and $65 thousand, respectively. The TDRs that subsequently defaulted required no provision to the allowance for loan losses for the three and six months ended June 30, 2018 and 2017, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status:

	June 30, 2018		December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	102	$29,652	$108	$33,801
Nonaccrual	17	6,668	19	5,146
Total	119	$36,320	$127	$38,947

Specific reserves on TDRs at June 30, 2018 and December 31, 2017 were $2.0 million and $2.4 million, respectively.

As of June 30, 2018, the Bank had a total of $200 thousand in commitments to lend additional funds on one commercial loan classified as a TDR.  As of December 31, 2017, the Bank had a total of $51.8 thousand in commitments to lend additional funds on two loans classified as TDRs.

Loans to Executive Officers and Directors

Loan principal balances to executive officers and directors of the Company were $160.6 thousand and $198.4 thousand as of June 30, 2018 and December 31, 2017, respectively.  Total credit available, including companies in which these individuals have management control or beneficial ownership, was $276.6 thousand and $324.4 thousand as of June 30, 2018 and December 31, 2017, respectively.  An analysis of the activity related to these loans as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning	$198	$348
Additions	-	13
Changes in composition	-	(76)
Principal payments and other reductions	(37)	(87)
Balance, ending	$161	$198

Note 7. Loan Servicing and Mortgage Servicing Rights ("MSRs")

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The Company's mortgage loans serviced for others portfolio was transferred to another Fannie Mae-approved servicer on December 31, 2017.

Note 8. Other Real Estate Owned ("OREO")

OREO consists of property acquired due to foreclosure on real estate loans. As of June 30, 2018 and December 31, 2017, total OREO consisted of:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial real estate	$1,878	$1,667
Residential real estate	567	886
Construction real estate	3,425	3,879
Total	$5,870	$6,432

Loans secured by real estate properties for which formal foreclosure proceedings were in process at June 30, 2018 and December 31, 2017 were $629 thousand and $1.4 million, respectively.

The following table presents a summary of OREO activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$6,449	$7,991	$6,432	$8,436
Transfers in at fair value	248	260	721	693
Capitalized improvements	11	-	43	-
Write-down of value	(28)	(503)	(46)	(585)
Gain on disposal	531	336	570	657
Cash received upon disposition	(1,026)	(999)	(1,535)	(2,116)
Sales financed by loans by the Bank	(315)	-	(315)	-
Balance at end of period	$5,870	$7,085	$5,870	$7,085

Note 9. Deposits

As of June 30, 2018 and December 31, 2017, deposits consisted of:

	June 30, 2018	December 31, 2017
	(In thousands )
Demand deposits, noninterest bearing	$175,969	$161,677
NOW	393,386	385,881
Money market accounts	19,652	18,344
Savings deposits	377,811	388,300
Time certificates, $250,000 or more	20,597	21,639
Other time certificates	135,506	151,506
Total	$1,122,921	$1,127,347

Deposits from executive officers, directors and their affiliates as of June 30, 2018 were $1.4 million and $2.2 million as of December 31, 2017.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of June 30, 2018 and December 31, 2017 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and interest on long-term borrowings is payable monthly and principal due at end of term, unless otherwise noted. Interest on short-term borrowings is due on maturity.  As of June 30, 2018, there was $327.2 million in collateral value from loans pledged under the blanket assignment and $61.1 million from investment securities held in safekeeping at the FHLB. At June 30, 2018, there were $19.2 million in advances outstanding at the FHLB. An additional $369.0 million in advances is available based on the June 30, 2018 value of the remaining unpledged loans and investment securities.  In the event that short-term liquidity is needed, the Bank has established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchased.  The Bank has the ability to borrow up to $20 million for a short period (15 to 60 days) from this bank.

The following table details borrowings as of June 30, 2018 and December 31, 2017:

Maturity Date	Rate	Type	Principal Due	June 30, 2018	December 31, 2017
				(In thousands)
July 2, 2018	2.240%	Variable	At maturity	$16,900	$-
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$19,200	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of June 30, 2018:

	Trust III	Trust IV	Trust V
	(dollars in thousands)
Date of Issue	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$6,000	$10,000	$10,000
Rate on trust preferred securities	5.00031% (variable)	6.88000%	3.99063% (variable)
Maturity	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	5.00031% (variable)	6.88000%	3.99063% (variable)

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

As of June 30, 2018, there was $111.0 thousand in interest accrued and unpaid to security holders.

As of June 30, 2018 and December 31, 2017, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded a tax expense of $1.1 million and $2.3 million, respectively.  For the six months ended June 30, 2018 and 2017, the Company recorded a tax expense of $1.3 million and $2.1 million, respectively. The expense recorded for the three months ended June 30, 2017 included a number of non-recurring items, primarily an increase to the DTA valuation of $1.1 million and a $584,000 charge incurred to write off the duplicate recording of certain state tax credits.

A DTA or deferred tax liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  In evaluating its DTA as of June 30, 2018, it was determined that it was more likely than not that a portion of the Company's federal and state tax credit carryforwards would expire unrealized but that the valuation allowance established in 2017 and outstanding at December 31, 2017 was sufficient to reflect the DTA impairment at June 30, 2018.  Accordingly the DTA valuation remained unchanged during the three and six months ended June 30, 2018.  The valuation balance as of June 30, 2018 was $2.5 million.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	(In thousands)
Federal statutory tax rate	$1,130	21%	$1,525	21%
State income tax, net of federal benefit	219	4%	280	4%
Net tax exempt interest income	(211)	(4)%	(421)	(6)%
Other, net	(55)	(1)%	(108)	(1)%
Tax provision before change in valuation allowance	1,083	20%	1,276	18%
Change in valuation allowance	-	-	-	-
Provision for income taxes	$1,083	20%	$1,276	18%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	(In thousands)
Federal statutory tax rate	$237	34%	$-	-
State income tax, net of federal benefit	116	17%	169	9,719%
Net tax exempt interest income	(142)	(20)%	(264)	(15,165)%
Other, net	979	141%	1,071	61,489%
Tax provision before change in valuation allowance	1,190	172%	976	56,043%
Change in valuation allowance	1,113	160%	1,113	63,876%
Provision for income taxes	$2,303	332%	$2,089	119,919%

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

As of June 30, 2018 and December 31, 2017, the following credit-related commitments were outstanding:

	Contract Amount
	June 30, 2018	December 31, 2017
	(In thousands)
Unfunded commitments under lines of credit	$128,471	$122,910
Commercial and standby letters of credit	4,100	5,377
Commitments to make loans	8,348	1,909

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $132.6 million as of June 30, 2018 and $128.3 million as of December 31, 2017.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Fixed rate	$21,703	$17,933
Adjustable rate	110,868	110,354
Total	$132,571	$128,287

The fixed loan commitments as of June 30, 2018 have interest rates ranging from 0.0% to 5.5% and maturities ranging from on demand to 11 years.

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at June 30, 2018 was $388.2 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of both June 30, 2018 and December 31, 2017, $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $181 thousand and $23 thousand as of June 30, 2018 and December 31, 2017, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of June 30, 2018 or December 31, 2017.

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

There were no Restricted Stock Units ("RSUs") awards granted under the 2015 Plan and no forfeitures during the three months ended June 30, 2018.  There were 300,275 RSUs awards granted under the 2015 Plan and 6,500 in forfeitures during the six months ended June 30, 2018, leaving 236,702 shares of common stock available remaining to be issued under the 2015 Plan at June 30, 2018.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of RSU activity under the 2015 Plan for the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value (in thousands)
RSUs
Nonvested as of January 1, 2018	452,782	$4.70	2.01	$2,130
Granted	300,275	7.61	1.50	2,284
Vested	(36,825)	4.47	-	(164)
Forfeited or expired	(6,500)	4.75	-	(31)
Outstanding Nonvested as of June 30, 2018	709,732	$5.94	1.47	$4,219

Share-based compensation expense of $396 thousand and $34 thousand was recognized for the three months ended June 30, 2018 and 2017, respectively, and $612 thousand and $50 thousand was recognized for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, there was $3.7 million in unrecognized compensation costs related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting periods.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2018	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$67,358	$-	$67,358	$-
States and political subdivision	159,929	-	159,929	-
Residential mortgage backed securities	105,472	-	105,472	-
Residential collateralized mortgage obligation	16,775	-	16,775	-
Commercial mortgage backed securities	105,086	-	105,086	-
SBA Pools	496	-	496	-
Total	$455,116	$-	$455,116	$-

	Total	Level 1	Level 2	Level 3
December 31, 2017	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. Government sponsored agencies	$68,551	$-	$68,551	$-
States and political subdivision	158,706	-	158,706	-
Residential mortgage backed securities	123,083	-	123,083	-
Residential collateralized mortgage obligation	9,686	-	9,686	-
Commercial mortgage backed securities	108,162	-	108,162	-
SBA Pools	545	-	545	-
Total	$468,733	$-	$468,733	$-

There were no financial instruments measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any classes during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

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

As of June 30, 2018, impaired loans with a carrying value of $26.8 million had a valuation allowance of $2.1 million. As of December 31, 2017, impaired loans with a carrying value of $39.8 million had a valuation allowance of $5.2 million recorded during 2017.

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

In the table below, OREO had write-downs during the six months ended June 30, 2018 of $46 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2017 of $43 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2018
Financial Assets
Impaired loans	$24,752	$-	$-	$24,752
Non-Financial Assets
OREO	421	-	-	421

December 31, 2017
Financial Assets
Impaired loans	$34,600	$-	$-	$34,600
Non-Financial Assets
OREO	405	-	-	405

Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
June 30, 2018	(In thousands)
Impaired loans
Commercial	$13,057	Sales comparison	Adjustments for differences of comparable sales	(5.70)% to (150.00)%, (6.01)%
Commercial real estate	5,476	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.07)
Residential real estate	4,695	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (8.06)
Construction real estate	1,313	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (6.00), (4.94)
Installment and other	211	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (8.00), (6.16)
Total impaired loans	$24,752
OREO
Commercial real estate	74	Sales comparison	Adjustments for differences of comparable sales	(33.33)% to (33.33)%, (33.33)%
Residential real estate	347	Sales comparison	Adjustments for differences of comparable sales	(2.48)% to (2.48)%, (2.48)%
Total OREO	$421

December 31, 2017
Impaired loans
Commercial	$13,359	Sales comparison	Adjustments for differences of comparable sales	(5.00)% to (100.00)%, (5.97)%
Commercial real estate	10,987	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.63)
Residential real estate	6,774	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.80), (5.74)
Construction real estate	3,244	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.18)
Installment and other	236	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (8.00), (6.27)
Total impaired loans	$34,600
OREO
Residential real estate	$315	Sales comparison	Adjustments for differences of comparable sales	(9.09) to (9.09), (9.09)
Construction real estate	90	Sales comparison	Adjustments for differences of comparable sales	(9.78) to (9.78), (9.78)
Total OREO	$405

Fair Value Assumptions

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amount and estimated fair values (representing exit price) of other financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018
Financial assets:
Cash and due from banks	$12,460	$12,460	$-	$-	$12,460
Interest-bearing deposits with banks	3,739	3,739	-	-	3,739
Investments:
Available for sale	455,116	-	455,116	-	455,116
Held to maturity	7,797	-	7,268	-	7,268
Non-marketable equity securities	5,790	N/A	N/A	N/A	N/A
Loans held for sale	7,163	-	7,163	-	7,163
Loans, net	703,158	-	-	715,095	715,095
Accrued interest receivable on securities	3,007	-	3,007	-	3,007
Accrued interest receivable on loans	2,089	-	-	2,089	2,089
Accrued interest receivable other	5	-	-	5	5

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$16	$-	$16	$-	$16

Financial liabilities:
Non-interest bearing deposits	$175,969	$175,969	$-	$-	$175,969
Interest bearing deposits	946,952	-	944,819	-	944,819
Borrowings	19,200	-	19,419	-	19,419
Junior subordinated debt	26,765	-	-	17,904	17,904
Accrued interest payable	277	-	166	111	277

December 31, 2017
Financial assets:
Cash and due from banks	$12,893	$12,983	$-	$-	$12,983
Interest-bearing deposits with banks	22,541	22,541	-	-	22,541
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	468,733	-	468,733	-	468,733
Held to maturity	7,854	-	7,369	-	7,369
Non-marketable equity securities	3,617	N/A	N/A	N/A	N/A
Loans, net	686,341	-	-	680,911	680,911
Accrued interest receivable on securities	2,795	-	2,795	-	2,795
Accrued interest receivable on loans	2,238	-	-	2,238	2,238
Accrued interest receivable other	21	-	-	21	21

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-	$23

Financial liabilities:
Non-interest bearing deposits	$161,677	$161,677	$-	$-	$161,677
Interest bearing deposits	965,670	-	964,717	-	964,717
Long-term borrowings	2,300	-	2,592	-	2,592
Junior subordinated debt	37,116	-	-	27,128	27,128
Accrued interest payable	628	-	172	456	628

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  See Item 1 - "Supervision & Regulation" of the 2017 Form 10-K, for further discussion regarding the Basel III Rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2018 and December 31, 2017.

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

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$148,980	17.1521%	$69,487	8.00%	N/A	N/A
Bank only	142,914	16.5003%	69,290	8.00%	$86,613	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	138,111	15.9007%	52,115	6.00%	N/A	N/A
Bank only	132,080	15.2494%	51,968	6.00%	69,290	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	112,880	12.9959%	39,086	4.50%	N/A	N/A
Bank only	132,080	15.2494%	38,976	4.50%	56,298	6.50%
Tier 1 leverage (to average assets):
Consolidated	138,111	10.7687%	51,301	4.00%	N/A	N/A
Bank only	132,080	10.3255%	51,167	4.00%	63,958	5.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$152,076	18.1982%	$66,853	8.00%	N/A	N/A
Bank only	134,959	16.1823%	66,720	8.00%	$83,399	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	132,900	15.9035%	50,140	6.00%	N/A	N/A
Bank only	124,481	14.9259%	50,040	6.00%	66,720	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	106,320	12.7228%	37,605	4.50%	N/A	N/A
Bank only	124,481	14.9259%	37,530	4.50%	54,210	6.50%
Tier 1 leverage (to average assets):
Consolidated	132,900	10.1821%	33,427	4.00%	N/A	N/A
Bank only	124,481	9.6006%	33,360	4.00%	41,700	5.00%

N/A - not applicable

The Bank's capital ratios fall into the category of "well-capitalized" as of  June 30, 2018 and December 31, 2017.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At June 30, 2018 the Bank's capital conservation buffer was 8.5003% and the consolidated capital conservation buffer was 8.4959%.  At December 31, 2017 the Bank's capital conservation buffer was 8.1823% and the consolidated capital conservation buffer was 8.2228%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and with the audited consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K")

Special Note Concerning Forward-Looking Statements

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2017 Form 10-K, and all amendments thereto as filed with the Securities and Exchange Commission. There have been no material changes to the critical accounting policies disclosed in the 2017 Form 10-K.

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

Net Income (Loss)

Net income attributable to common stockholders for the three months ended June 30, 2018 was $4.3 million, or earnings per common share of $0.22, compared to net loss attributable to common stockholders of $1.6 million for the three months ended June 30, 2017, or loss per common share of $0.09, representing an increase of $5.9 million in net income and an increase of $0.31 in earnings per common share.  This increase in net income attributable to common stockholders was primarily due to a decrease in losses on sale of investment securities of $1.2 million, a decrease in income taxes of $1.2 million, a decrease in salaries and benefits of $883 thousand, an increase in venture capital investment income of $714 thousand primarily due to a recovery on an investment that was previously written down, an increase in tax-exempt investment security income of $714 thousand, a decrease in collections expenses of $628 thousand, a decrease in legal, professional, and accounting fees of $547 thousand, a decrease in the change in value of MSRs of $491 thousand due to the sale of the loan servicing portfolio in 2017, a decrease in junior subordinated debt interest expense of $242 thousand due to the early redemption of the Trust I trust preferred securities, an increase in gains on sale of OREO of $190 thousand, a decrease in check card expenses of $121 thousand, a decrease in employee recruitment expense of $98 thousand, and a decrease in employee travel and education of $76 thousand.  These were partially offset by a decrease in loan interest income of $631 thousand, a decrease in mortgage loan servicing income of $460 thousand due to the sale of the loan servicing portfolio in 2017, and a decrease in taxable investment securities income of $332 thousand.

Net income attributable to common stockholders for the six months ended June 30, 2018 was $6.0 million, or earnings per common share of $0.30, compared to net loss attributable to common stockholders of $2.9 million for the six months ended June 30, 2017, or loss per common share of $0.19, an increase of $8.9 million in net income and an increase in earnings per common share of $0.49.  This increase in net income attributable to common stockholders was primarily due to a decrease in legal, professional, and accounting fees of $2.2 million, an increase in tax-exempt investment securities income of $1.5 million, a decrease in salaries and benefits of $1.4 million, a decrease in loss on sale of investment securities of $1.2 million, a decrease in collections expenses of $952 thousand, a decrease in income taxes of $813 thousand, a decrease in preferred stock dividends and discount accretion of $770 thousand, an increase on venture capital investment income of $756 thousand primarily due to a recovery on an investment that was previously written down, a decrease in the change in value of MSRs of $729 thousand due to the sale of the loan servicing portfolio in 2017, a decrease in data processing expenses of $483 thousand, a decrease in regulatory premium expense of $398 thousand, an increase in BOLI income of $255 thousand due to the purchase of additional BOLI investments in 2017, an increase in trust and investment income of $196 thousand, a decrease in employee recruitment expense of $189 thousand, a decrease in junior subordinated debt of $175 thousand due to the early redemption of the Trust I trust preferred securities, a decrease in check card expenses of $164 thousand, a decrease in employee travel and education expenses of $133 thousand, a decrease in furniture and equipment expenses of $122 thousand, and a decrease in director's expenses of $106 thousand.  These were partially offset by decreases in loan interest income of $1.9 million, a decrease in mortgage loan servicing income of $948 thousand due to the sale of the loan servicing portfolio in 2017, a decrease in taxable investment securities income of $422 thousand, a decrease in interchange fees of $170 thousand, and a decrease in mortgage referral fees of $158 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans held for sale	$2,368	$42	7.12%	$-	$-	-
Loans(1)	706,554	8,659	4.91%	769,570	9,290	4.84%
Taxable investment securities	319,936	1,474	1.84%	406,920	1,806	1.78%
Investment securities exempt from federal income taxes	163,790	1,047	2.56%	54,397	333	2.46%
Other interest-bearing deposits	3,427	14	1.66%	20,055	78	1.56%
Non-marketable equity securities	4,783	48	4.04%	4,012	60	5.30%
Total interest-earning assets	1,200,858	11,284	3.76%	1,254,954	11,567	3.69%
Non-interest-earning assets	75,352			73,254
Total assets	$1,276,210			$1,328,208
Interest-bearing Liabilities:
Deposits:
NOW deposits	$392,812	$68	0.07%	$395,889	$65	0.07%
Money market deposits	19,872	4	0.09%	16,867	4	0.10%
Savings deposits	381,784	75	0.08%	406,881	81	0.08%
Time deposits over $100,000	82,054	158	0.77%	93,351	184	0.79%
Time deposits under $100,000	77,460	114	0.59%	101,790	108	0.43%
Short-term borrowings	17,902	93	2.08%	1,484	4	1.08%
Long-term borrowings	2,300	36	6.34%	2,300	37	6.45%
Long-term capital lease obligation	-	-	0.00%	2,017	-	0.00%
Junior subordinated debt	26,765	351	5.20%	37,114	593	6.41%
Total interest-bearing liabilities	1,000,949	899	0.36%	1,057,693	1,076	0.41%
Demand deposits, noninterest-bearing	166,084			161,026
Other noninterest-bearing liabilities	5,243			6,907

Stockholders' equity, including stock owned by ESOP	103,934			102,582
Total liabilities and stockholders equity	$1,276,210			$1,328,208
Net interest income/interest rate spread (2)		$10,385	3.40%		$10,491	3.29%
Net interest margin (3)			3.45%			3.35%

(1)
Average loans include nonaccrual loans of $12.0 million and $13.8 million for the three months ended June 30, 2018 and 2017, respectively.  Interest income includes loan origination fees of $64 thousand and $354 thousand for the three months ended June 30, 2018 and 2017, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans held for sale	$1,191	$42	7.12%	$-	$-	-
Loans(1)	701,765	16,738	4.80%	774,481	18,597	4.84%
Taxable investment securities	323,110	3,056	1.89%	411,694	3,478	1.70%
Investment securities exempt from federal income taxes	163,181	2,085	2.55%	48,294	579	2.42%
Other interest-bearing deposits	8,364	73	1.75%	35,873	184	1.03%
Non-marketable equity securities	4,499	105	4.72%	4,007	115	5.44%
Total interest-earning assets	1,202,110	22,099	3.69%	1,274,349	22,953	3.63%
Non-interest-earning assets	74,393			65,623
Total assets	$1,276,503			$1,339,972
Interest-bearing Liabilities:
Deposits:
NOW deposits	$390,826	$133	0.07%	$394,447	$127	0.06%
Money market deposits	19,506	9	0.09%	17,257	8	0.09%
Savings deposits	384,756	151	0.08%	408,411	164	0.08%
Time deposits over $100,000	84,677	315	0.75%	96,663	383	0.80%
Time deposits under $100,000	79,620	223	0.56%	105,483	219	0.42%
Short-term borrowings	10,713	109	2.03%	746	4	1.08%
Long-term borrowings	2,300	73	6.34%	2,300	73	6.40%
Long-term capital lease obligation	-	-	0.00%	2,113	-	0.00%
Junior subordinated debt	30,475	1,138	7.43%	37,115	1,313	7.13%
Total interest-bearing liabilities	1,002,873	2,151	0.43%	1,064,535	2,291	0.43%
Demand deposits, noninterest-bearing	163,008			160,909
Other noninterest-bearing liabilities	6,720			10,516

Stockholders' equity, including stock owned by ESOP	103,902			104,012
Total liabilities and stockholders equity	$1,276,503			$1,339,972
Net interest income/interest rate spread (2)		$19,948	3.26%		$20,662	3.20%
Net interest margin (3)			3.33%			3.27%

(1)
Average loans include nonaccrual loans of $13.3 million and $14.9 million for the six months ended June 30, 2018 and 2017, respectively.  Interest income includes loan origination fees of $114 thousand and $629 thousand for the six months ended June 30, 2018 and 2017, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $106 thousand to $10.4 million for the three months ended June 30, 2018 from $10.5 million for the three months ended June 30, 2017 due to a decrease in interest income of $283 thousand and a decrease in interest expense of $177 thousand.  Net interest income decreased primarily due to a decrease in average taxable investment securities of $87.0 million, a decrease in average volume of loans of $63.0 million, and a decrease in other interest bearing deposits of $16.6 million, partially offset by an increase in average tax-exempt investment securities of $109.4 million.  The net reduction in volume and shift in mix of interest earning assets from taxable investment securities and loans to tax-exempt investment securities resulted in the average yield on earning assets increasing seven basis points to 3.76% for the three months ended June 30, 2018 from 3.69% for the three months ended June 30, 2017.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $35.6 million, a decrease in average volume in savings deposits of $25.1 million, a decrease in average junior subordinated debt of $10.3 million due to the early redemption of the Trust I trust preferred securities, and a decrease in the average volume of NOW deposits of $3.6 million.  This was partially offset by an increase in average volume in short-term borrowings of $16.4 million and an increase in average volume in money market deposits of $3.0 million.  The reduction in volume and shift in mix caused the cost of interest-bearing liabilities to decline five basis points to 0.36% for the three months ended June 30, 2018 from 0.41% for the three months ended June 30, 2017.  Net interest margin increased ten basis points to 3.45% for the three months ended June 30, 2018 from 3.35% for the three months ended June 30, 2017.

Net interest income decreased $714 thousand to $19.9 million for the six months ended June 30, 2018 from $20.7 million for the six months ended June 30, 2017 due to a decrease in interest income of $854 thousand and a decrease in interest expense of $140 thousand.  Net interest income decreased primarily due to a decrease in average volume of taxable investment securities of $88.6 million, a decrease in average volume of loans of $72.7 million, and a decrease in average volume of other interest bearing deposits of $27.5 million, partially offset by an increase in average volume of tax-exempt securities of $114.9 million.  The reduction in volume and shift in the mix of interest earning assets from loans, other interest bearing deposits, and taxable investment securities to tax exempt investment securities resulted in the average yield on earning assets to increase six basis points to 3.69% for the six months ended June 30, 2018 from 3.63% for the six months ended June 30, 2017.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $37.8 million, a decrease in average volume of savings deposits of $23.7 million, a decrease in average volume in junior subordinated debt of $6.6 million due to the early redemption of the Trust I trust preferred securities, and a decrease in average volume of NOW deposits of $3.6 million, partially offset by an increase in average volume of short-term borrowings of $10.0 million, and an increase in average volume of money market deposits of $2.2 million.  The reduction in volume and shift in mix caused the cost of interest-bearing liabilities to remain flat at 0.43% for the six months ended June 30, 2018 and June 30, 2017.  Net interest margin increased six basis points to 3.33% for the six months ended June 30, 2018 from 3.27% for the six months ended June 30, 2017.

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

	Three Months Ended June 30,
	2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans held for sale	$42	$-	$42
Loans	(761)	130	(631)
Taxable investment securities	(386)	54	(332)
Investment securities exempt from federal income taxes	670	44	714
Other interest bearing deposits	(65)	1	(64)
Non-marketable equity securities	12	(24)	(12)
Total (decrease) increase in interest income	$(488)	$205	$(283)
Interest-bearing Liabilities:
Now deposits	$(1)	$4	$3
Money market deposits	1	(1)	-
Savings deposits	(5)	(1)	(6)
Time deposits over $100,000	(22)	(4)	(26)
Time deposits under $100,000	(26)	32	6
Short-term borrowings	44	45	89
Long-term borrowings	-	(1)	(1)
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(165)	(77)	(242)
Total increase (decrease) in interest expense	$(174)	$(3)	$(177)
Increase (decrease) in net interest income	$(314)	$208	$(106)

	Six Months Ended June 30,
	2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans held for sale	$42	$-	$42
Loans	(1,746)	(113)	(1,859)
Taxable investment securities	(748)	326	(422)
Investment securities exempt from federal income taxes	1,377	129	1,506
Other interest bearing deposits	(141)	30	(111)
Non-marketable equity securities	14	(24)	(10)
Total (decrease) increase in interest income	$(1,202)	$348	$(854)
Interest-bearing Liabilities:
Now deposits	$(1)	$7	$6
Money market deposits	1	-	1
Savings deposits	(9)	(4)	(13)
Time deposits over $100,000	(47)	(21)	(68)
Time deposits under $100,000	(54)	58	4
Short-term borrowings	53	52	105
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(235)	60	(175)
Total increase (decrease) in interest expense	$(292)	$152	$(140)
Increase (decrease) in net interest income	$(910)	$196	$(714)

Provision for Loan Losses. Our allowance is established through charges to income in the form of the provision in order to bring our allowance to a level deemed appropriate by management. The allowance at June 30, 2018 and June 30, 2017 was $10.4 million and $13.1 million, respectively, representing 1.4% and 1.8% of total loans, respectively, as of such dates. We recorded a $700 thousand reverse provision for loan losses for the three months ended June 30, 2018 compared with a reverse provision for loan losses of $1.0 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and June 30, 2017 we recorded a reverse provision for the loan losses of $480 thousand and $970 thousand, respectively.  The reverse provision was primarily due to improving credit quality, a decrease in impaired loan balances, and decreasing delinquencies.  See the "Financial Condition" section below for further information on provision for loan losses.

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Net Difference	2018	2017	Net Difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$2	$462	$(460)	$-	$948	$(948)
Trust and investment services fees	709	659	50	1,506	1,310	196
Service charges on deposits	232	287	(55)	486	582	(96)
Net gain on sale of OREO	532	342	190	573	670	(97)
Net (loss) gain on sale of securities	-	(1,248)	1,248	-	(1,248)	1,248
BOLI income	220	92	128	438	183	255
Mortgage referral fees	341	417	(76)	586	744	(158)
Interchange fees	590	626	(36)	1,086	1,256	(170)
Other fees	332	384	(52)	635	672	(37)
Venture capital investment income	735	21	714	735	(21)	756
Other noninterest income	11	56	(45)	14	72	(58)
Total noninterest income	$3,704	$2,098	$1,606	$6,059	$5,168	$891

Noninterest income increased $1.6 million to $3.7 million for the three months ended June 30, 2018 from $2.1 million for the three months ended June 30, 2017, primarily attributable to the decrease in loss on sale of securities of $1.2 million, an increase in venture capital investment income of $714 thousand primarily due to a recovery on an investment that was previously written down, an increase of $190 thousand in gains on sales of OREO, and an increase in trust and investment fees of $50 thousand.  This was partially offset by a decrease in mortgage loan servicing fees of $460 thousand due to the sale of the servicing portfolio in 2017, a decrease in mortgage referral fees of $76 thousand, and a decrease in service charges on deposits of $55 thousand.

Noninterest income increased $891 thousand to $6.1 million for the six months ended June 30, 2018 from $5.2 million for the six months ended June 30, 2017, primarily attributable to the decrease in loss on sale of securities of $1.2 million, an increase in venture capital investment income of $756 thousand primarily due to a recovery on an investment that was previously written down, an increase in BOLI income of $255 thousand due to additional investments in 2017, and an increase in trust and investment fees of $196 thousand.  This was partially offset by a decrease in mortgage loan servicing fees of $948 thousand due to the sale of the servicing portfolio in 2017, a decrease in interchange fees of $170 thousand, a decrease in mortgage referral fees of $158 thousand, a decrease in gains on sales of OREO of $97 thousand, and a decrease in service charges on deposits of $96 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Net Difference	2018	2017	Net Difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$5,325	$6,208	$(883)	$10,876	$12,245	$(1,369)
Occupancy	480	546	(66)	1,070	1,037	33
Data processing	913	1,051	(138)	1,942	2,425	(483)
Legal, professional, and accounting fees	527	1,074	(547)	1,052	3,286	(2,234)
Change in value of MSRs	-	491	(491)	-	729	(729)
Other noninterest expenses:
Marketing	160	202	(42)	266	362	(96)
Supplies	35	112	(77)	90	189	(99)
Postage	54	71	(17)	109	206	(97)
FDIC insurance premiums	90	212	(122)	217	523	(306)
Collection expenses	121	749	(628)	307	1,259	(952)
Other	1,703	2,169	(466)	3,292	4,540	(1,248)
Total other noninterest expenses	2,163	3,515	(1,352)	4,281	7,079	(2,798)
Total noninterest expenses	$9,408	$12,885	$(3,477)	$19,221	$26,801	$(7,580)

Noninterest expenses decreased $3.5 million to $9.4 million for the three months ended June 30, 2018 from $12.9 million for the three months ended June 30, 2017. There were decreases in all categories.  Most notably, decreases in salaries and benefits of $883 thousand, collections expenses of $628 thousand, legal, professional, and accounting fees of $547 thousand, change in value of MSRs of $491 thousand due to the sale of the servicing loan portfolio in 2017, check card expenses of $121 thousand, employee recruitment expense of $98 thousand, and employee travel and education expenses of $76 thousand.

Noninterest expenses decreased $7.6 million to $19.2 million for the six months ended June 30, 2018 from $26.8 million for the six months ended June 30, 2017. This decrease was primarily attributable to a decrease in legal, professional, and accounting fees of $2.2 million, a decrease in salaries and benefits of $1.4 million, a decrease in collections expenses of $952 thousand, a decrease in the change in value of MSRs of $729 thousand due to the sale of the loan servicing portfolio in 2017, a decrease in data processing expenses of $483 thousand, a decrease in FDIC insurance premiums of $306 thousand, a decrease in employee recruiting expenses of $189 thousand, a decrease in check card expenses of $164 thousand. a decrease in employee travel and education expenses of $133 thousand, and a decrease in furniture and equipment expenses of $122 thousand.  These were partially offset by an increase in occupancy expense of $33 thousand.

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

Income Taxes. There was a $1.1 million provision for income taxes for the three months ended June 30, 2018 and a $1.3 million provision for income taxes for the six months ended June 30, 2018 compared to a $2.3 million provision for income taxes for the three months ended June 30, 2017 and $2.1 million provision for income taxes for the six months ended June 30, 2017.  For further discussion of income taxes, see Note 12 "Income Taxes" in Part I, Item 1, of this Form 10-Q.

Financial Condition

Balance Sheet-General. Total assets as of June 30, 2018 were $1.3 billion, decreasing $5.7 million from $1.3 billion as of December 31, 2017.  During the first six months of 2018, interest-bearing deposits with banks decreased $18.8 million and investment securities available for sale decreased $13.6 million, but were partially offset by an increase in loans of $16.8 million and loans held for sale of $7.2 million.  During the same period total liabilities decreased to $1.2 billion, a decrease of $5.6 million, primarily due to a decrease in junior subordinated debt of $10.2 million due to the early redemption of the Trust I trust preferred securities and a decrease in deposits of $4.4 million, partially offset by an increase in short-term borrowings of $16.9 million.  Stockholders' equity (excluding stock owned by the ESOP) increased $619 thousand to $100.2 million as of June 30, 2018 compared to $99.6 million as of December 31, 2017 primarily due to the year-to-date earnings and partially offset by the increase in accumulated other comprehensive income due to the decrease in market value on the available for sale securities portfolio.

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

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At June 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$69,305	$67,358	$69,315	$68,551
State and political subdivisions	163,412	159,929	157,652	158,706
Residential mortgage-backed securities	107,531	105,472	124,578	123,083
Residential collateralized mortgage obligations	16,918	16,775	9,715	9,686
Commercial mortgage backed securities	110,004	105,086	110,483	108,162
SBA pools	515	496	560	545
Totals	$467,685	$455,116	$472,303	$468,733

Securities Held to Maturity:
SBA pools	$7,797	$7,268	$7,854	$7,369
Totals	$7,797	$7,268	$7,854	$7,369

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from two months to five years.  States and political subdivision investment securities consist of a local issue rated from "Aaa" to "Aa2" by Moody's Investment Services with maturities of one month to eighteen years.

The Company had a total of $16.9 million in residential collateralized mortgage obligations as of June 30, 2018.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of June 30, 2018, the ratings of these securities were A+ to BBB by Standard & Poors and Aaa to Ba2 by Moody's Investor Service.  Investment grade ratings of BBB- by Standard & Poors and Baa3 by Moody's Investor Service or higher are considered "Investment Grade".  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of June 30, 2018, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of June 30, 2018, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or No Stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of June 30, 2018	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$-	0.00%	$62,230	1.87%	$5,128	2.27%	$-	0.00%
States and political subdivisions (1)	200	1.20%	1,508	1.91%	1,311	2.54%	156,910	2.56%
Mortgage backed	-	1.09%	42,994	1.94%	60,405	2.31%	123,934	2.60%
SBA pools	-	0.00%	-	0.00%	-	0.00%	496	2.36%
Totals	$200	1.20%	$106,732	1.90%	$66,844	2.31%	$281,340	2.58%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,797	3.89%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,797	3.89%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

Loan Portfolio. As the Company addressed other pressing issues in prior years, levels of total loans decreased steadily from 2012 through 2017.  While the Bank has seen an overall increase in loan demand during the first six months of 2018, the amounts in the residential real estate portfolio continue to steadily decrease primarily due to the Bank's refined lending strategy to generate applications for residential mortgage loans for non-affiliated mortgage companies on a fee basis versus underwriting to carry in the portfolio.

The following table sets forth the composition of the loan portfolio:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$68,137	9.53%	$61,388	8.76%
Commercial real estate	404,663	56.63%	378,802	54.04%
Residential real estate	161,664	22.62%	178,296	25.43%
Construction real estate	68,136	9.53%	63,569	9.07%
Installment and other	12,099	1.69%	18,952	2.70%
Total loans	714,699	100.00%	701,007	100.00%
Unearned income	(1,097)		(863)
Gross loans	713,602		700,144
Allowance for loan losses	(10,444)		(13,803)
Net loans	$703,158		$686,341

Net loans increased $16.8 million from $686.3 million as of December 31, 2017 to $703.2 million as of June 30, 2018.  The largest increases were in gross commercial real estate loans of $25.9 million, gross commercial loans of $6.7 million, and gross construction real estate loans of $4.6 million.  These increases were partially offset by decreases in gross residential real estate loans of $16.6 million and gross installment and other loans of $6.9 million primarily due to the credit card portfolio being moved to held for sale.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of June 30, 2018:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$899	$32,953	$24,245	$397	$9,643	$-	$34,787	$33,350
Commercial real estate	3,626	97,371	113,962	65,814	123,890	-	241,478	163,185
Residential real estate	133	84,384	4,146	11,077	61,509	415	65,788	95,876
Construction real estate	15,097	33,695	6,302	155	7,647	5,240	29,046	39,090
Installment and other	653	4,301	2,767	-	4,378	-	7,798	4,301
Total loans	$20,408	$252,704	$151,422	$77,443	$207,067	$5,655	$378,897	$335,802

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accruing loans	$10,392	$17,340
Loans 90 days or more past due, still accruing interest	-	-
Total non-performing loans	10,392	17,340
OREO	5,870	6,432
Total non-performing assets	$16,262	$23,772
TDRs, still accruing interest	$29,652	$33,801
Total non-performing loans to total loans	1.45%	2.47%
Allowance for loan losses to non- performing loans	100.50%	79.60%
Total non-performing assets to total assets	1.27%	1.85%

As of June 30, 2018, total non-performing assets decreased $7.5 million to $16.3 million from $23.8 million as of December 31, 2017 primarily due to a decrease in non-accruing loans of $6.9 million.  There were decreases in all categories of non-accruing loans with the largest being the decrease in commercial real estate loans of $5.7 million and construction loans of $880 thousand.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial Real Estate		Residential Real Estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	1,800	-	-
Under $1.5 million	2	48	7	1,165	47	4,257
Total	2	$48	8	$2,965	47	$4,257

Percentage of individual loan category		0.07%		0.73%		2.63%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	1	4,709	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	3	102	10	3,908	52	4,599
Total	3	$102	11	$8,617	52	$4,599

Percentage of individual loan category		0.17%		2.27%		2.58%

Continued:

	Construction Real Estate		Installment and Other Loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
June 30, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	1	1,901	-	-	2	3,701
Under $1.5 million	5	1,130	2	91	63	6,691
Total	6	$3,031	2	$91	65	$10,392

Percentage of individual loan category		4.45%		0.75%		1.45%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	1	4,709
$1.5 million to $2.9 million	1	2,001	-	-	1	2,001
Under $1.5 million	11	1,910	4	111	80	10,630
Total	12	$3,911	4	$111	82	$17,340

Percentage of individual loan category		6.15%		0.59%		2.47%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are received.  If interest on nonaccrual loans had been accrued, such income would have amounted to $140 thousand and $196 thousand for the three months ended June 30, 2018 and 2017, respectively, and $277 thousand and $389 thousand for the six months ended June 30, 2018 and 2017, respectively.  Our policy is to place loans 90 days or more past due on nonaccrual status.

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

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$11,238	$14,187	$13,803	$14,352
(Benefit) provision for loan losses	(700)	(1,000)	(480)	(970)
Charge-offs:
Commercial	124	77	134	263
Commercial real estate	-	27	2,736	26
Residential real estate	14	66	119	310
Construction real estate	100	8	212	24
Installment and other	27	96	54	234
Total charge-offs	265	274	3,255	857
Recoveries :
Commercial	24	77	49	250
Commercial real estate	19	11	40	98
Residential real estate	93	44	140	99
Construction real estate	-	3	49	13
Installment and other	35	119	98	182
Total recoveries	171	254	376	642
Net (recoveries) charge-offs	94	20	2,879	215
Balance at end of period	$10,444	$13,167	$10,444	$13,167

Net charge-offs for the three months ended June 30, 2018 totaled $94 thousand, an increase in net charge-offs of $74 thousand from the three months ended June 30, 2017 primarily due to net charge-offs for commercial loans of $100 thousand, construction real estate loans of $95 thousand, and installment and other loans of $15 thousand and partially offset by increases in net recoveries in residential real estate loans of $101 thousand and in commercial real estate loans of $35 thousand.

 Net charge-offs for the six months ended June 30, 2018 totaled $2.9 million, an increase in net charge-offs of $2.7 million from six months ended June 30, 2017 primarily due to increases in net charge-offs for commercial real estate loans of $2.8 million which was primarily due to one loan relationship.

The following table sets forth the allocation of the allowance for loan losses and the percentage of allowance in each classification to total allowance for the periods indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$543	5.20%	$536	3.88%
Commercial real estate	6,583	63.03%	8,573	62.11%
Residential real estate	2,151	20.60%	2,843	20.60%
Construction real estate	732	7.01%	1,030	7.46%
Installment and other	131	1.25%	315	2.28%
Unallocated	304	2.91%	506	3.67%
Total	$10,444	100.00%	$13,803	100.00%

The allowance for loan losses decreased $3.4 million from $13.8 million as of December 31, 2017 to $10.4 million as of June 30, 2018. This decrease was largely due to improving credit quality, a decrease in impaired loan balances, and decreasing delinquencies.

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

The allocation of the allowance for impaired credits is based on the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  Impairment reserves are generally charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of June 30, 2018 and December 31, 2017 were $40.0 million and $51.1 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.1 million and $5.2 million allocated in the allowance for loan losses as of June 30, 2018 and December 31, 2017, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of June 30, 2018 and December 31, 2017 were $36.3 million and $38.9 million, respectively.  Of these, $29.7 million and $33.8 million were still performing in accordance with modified terms as of June 30, 2018 and December 31, 2017, respectively.

Although the Company believes the allowance for loan losses is sufficient at June 30, 2018 to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency (the "OCC"), which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that: (i) institutions establish effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (iii) management established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of the Loan Committee of our board of directors.

Although management believes that adequate specific and general allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general allowance for loan losses may become necessary.

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Performing loans classified as:
Substandard	$8,956	$12,164
Total performing adversely classified loans	$8,956	$12,164
Special mention loans	$5,776	$5,681

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of June 30, 2018 were $9.0 million, a decrease of $3.2 million from $12.2 million as of December 31, 2017.  The decreases were primarily in the commercial real estate loans and construction real estate loan categories.  In addition, special mention loans increased $95 thousand primarily due to an increase in commercial loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

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

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

June 30, 2018 (In thousands)
Maturing within three months	$2,535
After three but within six months	3,240
After six but within twelve months	7,013
After twelve but within three years	1,757
After three years	6,052
Total time deposits $250,000 and over	$20,597

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings are advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was a total of $19.2 million outstanding in FHLB borrowings at June 30, 2018 of which $2.3 million were long-term advances and $16.9 million were short-term advances.  There was $2.3 million outstanding in FHLB long-term borrowings at June 30, 2017.

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

As of June 30, 2018 and December 31, 2017, we were in compliance with the foregoing policy.

As of June 30, 2018, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $128.5 million and standby letters of credit of $4.1 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $125.2 million as of June 30, 2018. As of June 30, 2018, total certificates of deposits declined $17.0 million or 9.8% from the prior year end.

In the event that additional short-term liquidity is needed, we have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from these banks on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of June 30, 2018, we had the ability to borrow from the FHLB up to $369.0 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, and has been subject to the restrictions imposed by the Consent Order, which affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's 2017 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  The Consent Order also required that the Bank maintain (i) a leverage ratio of Tier 1 Capital to total assets of at least 8%; and (ii) a ratio of Total Capital to total risk-weighted assets of at least 11%. As of June 30, 2018, the Bank was in compliance with these requirements.  The OCC terminated the Consent Order effective as of November 3, 2017.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of June 30, 2018.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

Commitments. There have been no material changes to the commitments as of June 30, 2018.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

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

The Bank's capital ratios as of June 30, 2018 fall into the category of "well-capitalized."  The required and actual amounts and ratios for Trinity and the Bank as of June 30, 2018 are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$148,980	17.1521%	$69,487	8.00%	N/A	N/A
Bank only	142,914	16.5003%	69,290	8.00%	$86,613	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	138,111	15.9007%	52,115	6.00%	N/A	N/A
Bank only	132,080	15.2494%	51,968	6.00%	69,290	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	112,880	12.9959%	39,086	4.50%	N/A	N/A
Bank only	132,080	15.2494%	38,976	4.50%	56,298	6.50%
Tier 1 leverage (to average assets):
Consolidated	138,111	10.7687%	51,301	4.00%	N/A	N/A
Bank only	132,080	10.3255%	51,167	4.00%	63,958	5.00%

N/A—not applicable

At June 30, 2018 the Bank's capital conservation buffer was 8.5003% and the consolidated Company's capital conservation buffer was 8.4959%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item has been omitted based on the Company's status as a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the reporting period covered by this report.

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

There have been no changes in the Company's internal control over financial reporting as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, during the six months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2017 Form 10-K.  There are no material developments in the legal actions described in the 2017 Form 10-K.  In addition, the Bank is party to Los Alamos National Bank, N.A. v. Fidelity Bank, in the United States District Court, District of New Mexico, Case No. 1:18-cv-00613-KK-JHR).  In December 2017, the Bank sold to Fidelity Bank its servicing rights to mortgages previously originated by the Bank.  In or about April 2018, Fidelity Bank alleged that certain of the mortgage loans at issue were "defective" and must be repurchased by the Bank on the basis that certain Pueblos in New Mexico have claimed that the properties at issue or roads connected to the properties trespass on Pueblo-owned lands.  On June 28, 2018, the Bank filed suit in federal court in New Mexico seeking a judgment that, among other things, declares that the Bank does not have an obligation under the agreement to repurchase any servicing rights or any related loans.  Fidelity Bank filed an answer on July 30, 2018 and included counterclaims for specific performance and breach of contract, among others.  Fidelity Bank asserted that it is owed $100 per day until the repurchase occurs and other unspecified "damages."  The Bank intends to vigorously pursue its claims and defend against Fidelity Bank's counterclaims.  This lawsuit is in its early stages and involves counterclaims which are still being evaluated.  Accordingly, the outcome and timing of the ultimate resolution for this lawsuit is inherently difficult to predict.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the second quarter of 2018, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

 None

Item 6.    Exhibits

3.1
Amended and Restated Articles of Incorporation of Trinity Capital Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 7, 2017 (File No. 000-50266)

3.2
Form of Second Amended and Restated Bylaws of Trinity Capital Corporation (incorporated herein by reference to Exhibit 3.1 of the Company's Current report on Form 8-K filed January 30, 2018 (file No. 000-50266)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: August 10, 2018
	By:	/s/ John S. Gulas
John S. Gulas
Chief Executive Officer and President

	By:	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer