Form 10-Q
period 2018-09-30
TRINITY CAPITAL CORP
filed 2018-11-09
CIK 99771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

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

As of October 31, 2018, there were 11,660,491 shares of voting common stock outstanding and 8,044,292 shares of non-voting common stock outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$11,046	$12,893
Interest-bearing deposits with banks	3,645	22,541
Cash and cash equivalents	14,691	35,434
Investment securities available for sale, at fair value	437,975	468,733
Investment securities held to maturity, at amortized cost (fair value of $7,151 and $7,369 as of September 30, 2018 and December 31, 2017, respectively)	7,769	7,854
Non-marketable equity securities	5,819	3,617
Loans held for sale, at lower of cost or market	6,815	-
Loans (net of allowance for loan losses of $9,528 and $13,803 as of September 30, 2018 and December 31, 2017, respectively)	695,296	686,341
Bank owned life insurance ("BOLI")	26,313	25,656
Premises and equipment, net	28,027	28,542
Other real estate owned ("OREO"), net	5,982	6,432
Deferred tax assets ("DTAs"), net	11,621	10,143
Other assets	13,283	14,781
Total assets	$1,253,591	$1,287,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$175,655	$161,677
Interest-bearing	921,758	965,670
Total deposits	1,097,413	1,127,347
Borrowings	15,400	2,300
Junior subordinated debt	26,766	36,941
Other liabilities	6,243	15,399
Total liabilities	1,145,822	1,181,987

Stock owned by Employee Stock Ownership Plan ("ESOP") participants; 723,127 shares and 831,645 shares as of September 30, 2018 and December 31, 2017, respectively, at fair value	$5,183	$5,961

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock voting, no par; 20,000,000 shares authorized; 11,660,491 and 11,364,862 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	11,660	11,365
Common stock non-voting, no par; 20,000,000 shares authorized; 8,044,292 shares and 8,286,200 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,044	8,286
Additional paid-in capital	36,222	35,071
Retained earnings	64,093	54,587
Common stock related to ESOP	(5,183)	(5,961)
Accumulated other comprehensive loss	(12,250)	(3,763)
Total shareholders' equity	102,586	99,585
Total liabilities and shareholders' equity	$1,253,591	$1,287,533

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans held for sale	$125	$-	$167	$0
Loans, including fees	8,534	9,016	25,272	27,613
Interest and dividends on investment securities:
Taxable	1,506	1,665	4,562	5,143
Nontaxable	1,042	506	3,127	1,085
Other interest income	78	275	256	574
Total interest income	11,285	11,462	33,384	34,415

Interest expense:
Deposits	424	432	1,255	1,333
Borrowings	131	37	313	114
Junior subordinated debt	363	599	1,501	1,912
Total interest expense	918	1,068	3,069	3,359
Net interest income	10,367	10,394	30,315	31,056
(Benefit) provision for loan losses	(1,000)	(250)	(1,480)	(1,220)
Net interest income after benefit for loan losses	11,367	10,644	31,795	32,276

Noninterest income:
Mortgage loan servicing fees	-	446	-	1,394
Trust and investment services fees	749	643	2,255	1,953
Service charges on deposits	226	202	712	784
Net gain on sale of OREO	191	130	764	800
Net gain on sale of loans	-	-	-	-
Net loss on sale of securities	-	-	-	(1,248)
BOLI income	218	88	656	271
Mortgage referral fee income	288	431	874	1,175
Interchange fees	507	567	1,593	1,823
Other fees	301	312	936	984
Venture capital investment income	-	-	735	(21)
Other noninterest income	18	13	32	85
Total noninterest income	2,498	2,832	8,557	8,000

Noninterest expenses:
Salaries and employee benefits	5,410	5,668	16,286	17,913
Occupancy	522	553	1,592	1,590
Data processing	952	1,132	2,894	3,557
Legal, professional and accounting fees	488	712	1,540	3,998
Change in value of Mortgage servicing rights ("MSRs")	-	677	-	1,406
Other noninterest expense	1,674	2,931	5,955	10,010
Total noninterest expenses	9,046	11,673	28,267	38,474
Income (loss) before provision for income taxes	4,819	1,803	12,085	1,802
Provision for income taxes	1,303	1,398	2,579	3,487
Net income (loss)	3,516	405	9,506	(1,685)
Dividends and discount accretion on preferred shares	-	-	-	770
Net income (loss) attributable to common stockholders	$3,516	$405	$9,506	$(2,455)
Basic earnings (loss) per common share	$0.18	$0.02	$0.48	$(0.16)
Diluted earnings (loss) per common share	$0.18	$0.02	$0.48	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$3,516	$405	$9,506	$(1,685)
Other comprehensive income:
Unrealized (loss) gains on securities available for sale	(2,418)	229	(11,415)	2,343
Securities losses reclassified into earnings	-	-	-	1,248
Related income tax expense (benefit)	620	(106)	2,928	(1,436)
Other comprehensive (loss) income	(1,798)	123	(8,487)	2,155
Total comprehensive income (loss)	$1,718	$528	$1,019	$470

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock
	Voting Issued	Held in Treasury, at cost	Non-voting Issued	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Related to ESOP	Total Stockholders' Equity
Balance, December 31, 2016	$9,509	$-	$-	$74,007	$(1,373)	$60,651	$(5,495)	$(3,192)	$134,107
Net loss						(1,685)			(1,685)
Other comprehensive income							2,155		2,155
Redemption of Series A preferred shares				(35,539)					(35,539)
Redemption of Series B preferred shares				(1,777)					(1,777)
Dividends declared on preferred shares						(372)			(372)
Series C preferred shares converted to non-voting common stock			8,286	(37,089)	28,803				-
Common stock issued for board compensation	40				153				193
Amortization of preferred stock issuance costs				398		(398)			-
Restricted stock units ("RSUs") vested	17				(17)				-
RSUs compensation expense					91				91
Balance, September 30, 2017	$9,566	$-	$8,286	$-	$27,657	$58,196	$-3,340	$-3,192	$97,173

	Common stock
	Voting Issued	Held in Treasury, at cost	Non-voting Issued	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Related to ESOP	Total Stockholders' Equity
Balance, December 31, 2017	$11,365	$-	$8,286	$-	$35,071	$54,587	$(3,763)	$(5,961)	$99,585
Net income						9,506			9,506
Other comprehensive loss							(8,487)		(8,487)
Rights offering costs					(2)				(2)
Common stock issued to board	17				115				132
ESOP distributions								778	778
RSU compensation expense					1,105				1,105
Common stock issued for vested RSUs	36				(67)				(31)
Conversion from non-voting to voting common stock	242		(242)						-
Balance, September 30, 2018	$11,660	$-	$8,044	$-	$36,222	$64,093	$(12,250)	$(5,183)	$102,586

The accompanying notes are an integral part of these consolidated financial statements.

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities	(Dollars in thousands)
Net income (loss)	$9,506	(1,685)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,778	5,104
Benefit for loan losses	(1,480)	(1,220)
Net loss on sale of investment securities	-	1,248
Net gain on sale of loans	-	-
Gains and write-downs on OREO, net	(713)	(166)
Loss (gain) on disposal of premises and equipment	5	(37)
Decrease in deferred income tax assets	1,451	1,081
Change in escrow liabilities	(5,306)	712
Change in value of MSRs	-	1,406
BOLI income	(656)	(271)
Compensation expense recognized for restricted stock units	1,105	91
Decrease in accrued interest payable on sub debt	-	(9,676)
Changes in operating assets and liabilities:
Other assets	731	4,703
Other liabilities	(3,849)	(2,158)
Net cash provided by (used in) operating activities before origination and gross sales of loans held for sale	6,572	(868)
Gross sales of loans held for sale	-	-
Origination of loans held for sale	-	-
Net cash provided by (used in) operating activities	$6,572	(868)

Continued next page

TRINITY CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Investing Activities	(Dollars in thousands)
Proceeds from maturities and paydowns of investment securities, available for sale	$36,370	$38,647
Proceeds from sale of investment securities, available for sale	-	56,543
Purchase of investment securities, available for sale	(21,824)	(92,437)
Purchase of investment securities, other	(1,479)	(2)
Proceeds from maturities and paydowns of investment securities, held to maturity	72	884
Proceeds from sale of investment securities, other	-	33
Purchase bank owned life insurance	-	-
Proceeds from sale of other real estate owned	2,358	3,251
Loans paid down (funded), net	(15,316)	48,608
Purchases of premises and equipment	(450)	(3,907)
Proceeds from sale of premises and equipment	1	69
Net cash (used in) provided by investing activities	(268)	51,689
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(3,954)	(2,770)
Net decrease in time deposits	(25,982)	(37,331)
Partial repayment of subordinated debt	(10,310)	-
Proceeds from issuance of short-term borrowings	13,100	-
Redemption of preferred stock	-	(37,316)
Decrease in dividends payable on preferred stock	-	(12,965)
Issuance of common stock	99	193
Net cash used in (provided by) financing activities	(27,047)	(90,189)
Net decrease in cash and cash equivalents	(20,743)	(39,368)
Cash and cash equivalents:
Beginning of period	35,434	119,335
End of period	$14,691	$79,967
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,412	$13,118
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,467	2,848
Sales of other real estate owned financed by loans by the Bank	315	-
Transfer from loans to loans held for sale	6,815	-
Transfer from venture capital to loans	-	150
Conversion of Series C preferred stock to non-voting common stock	-	37,089
Dividends declared on preferred stock	-	373
Conversion of non-voting common stock to voting common stock	242	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Note 2. Earnings (Loss) Per Share Data

Average number of shares used in calculation of basic and diluted earnings (loss) per common share were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Net income (loss)	$3,516	$405	$9,506	$(1,685)
Dividends and discount accretion on preferred shares	-	-	-	770
Net income (loss) attributable to common stockholders	$3,516	$405	$9,506	$(2,455)
Weighted average common shares issued	19,702,110	17,539,689	19,685,998	15,647,178
LESS: Weighted average treasury stock shares	-	-	-	-
Weighted average common shares outstanding, net	19,702,110	17,539,689	19,685,998	15,647,178
Basic earnings (loss) per common share	$0.18	$0.02	$0.48	$(0.16)
Dilutive effect of stock-based compensation	255,541	13,134	244,759	-
Weighted average common shares outstanding including dilutive shares	19,957,651	17,552,823	19,930,757	15,647,178
Diluted earnings (loss) per common share	$0.18	$0.02	$0.48	$(0.16)

Certain restricted stock units ("RSUs") were not included in the above calculation, as they would have had an anti-dilutive effect. There were no shares excluded from the calculation for the three months ended September 30, 2018September 30, 2017.  There were no shares excluded from the calculation for the nine months ended September 30, 2018.  The total number of excluded shares relating to such RSUs was approximately 97,000 shares for the nine months ended September 30, 2017.

Note 3. Recent Accounting Pronouncements

Newly effective standards:  In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.  This update deferred the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company's revenue is primarily comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income.  The Company has reviewed non-interest income, such as deposit fees, assets management and investment advisory fees, OREO gains and losses on sale, and credit card interchange fees.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASC 606 on January 1, 2018 with no impact on total shareholders' equity or net income.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset ("DTA") related to available for sale securities in combination with the entity's other DTA. This ASU also prescribes an exit price be used to determine the fair value of financial instruments not measured at fair value for disclosure in the fair value note.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company has determined that the evaluation of DTA valuation allowance and the exit price for financial instruments are within scope for the Company.  The Company adopted this standard on January 1, 2018 and used a third-party to provide the exit pricing for Note 16, Fair Value Measurements, as required under ASU 2016-01.  The adoption of ASU 2016-01 did not have an impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company's consolidated financial statements.

Note 4. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Board of Governors of the Federal Reserve System ("FRB"), based on a percentage of deposits.  As of September 30, 2018 and December 31, 2017, the reserve requirement on deposit at the FRB was $0 due to the small balance of demand deposits and the balances maintained at the FRB.

Restricted cash included in "cash and due from banks" on the Consolidated Balance Sheets was $100 thousand and $0 at September 30, 2018 and December 31, 2017, respectively.  This restricted cash is maintained at a bank as collateral for our credit card portfolio.

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

Note 5. Investment Securities

Amortized cost and fair values of investment securities are summarized as follows:

Securities Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. government sponsored agencies	$69,300	$-	$(2,296)	$67,004
State and political subdivisions	162,628	30	(5,114)	157,544
Residential mortgage backed securities	95,703	37	(2,097)	93,643
Residential collateralized mortgage obligations	15,119	48	(188)	14,979
Commercial mortgage backed securities	109,725	-	(5,388)	104,337
SBA pools	486	-	(18)	468
Totals	$452,961	$115	$(15,101)	$437,975

December 31, 2017
U.S. government sponsored agencies	$69,315	$-	$(764)	$68,551
State and political subdivisions	157,652	1,306	(252)	158,706
Residential mortgage backed securities	124,578	98	(1,593)	123,083
Residential collateralized mortgage obligations	9,715	51	(80)	9,686
Commercial mortgage backed securities	110,483	67	(2,388)	108,162
SBA pools	560	-	(15)	545
Totals	$472,303	$1,522	$(5,092)	$468,733

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
SBA pools	$7,769	$-	$(618)	$7,151
Totals	$7,769	$-	$(618)	$7,151

December 31, 2017
SBA pools	$7,854	$-	$(485)	$7,369
Totals	$7,854	$-	$(485)	$7,369

Realized net gains (losses) on sale and call of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized gains	$-	$-	$-	$6
Gross realized losses	-	-	-	(1,254)
Net gains (losses)	$-	$-	$-	$(1,248)

There was no tax benefit for the three or nine months ended September 30, 2018 related to net realized gains and losses.  There was no tax benefit for the three months ended September 30, 2017 and a tax benefit of $482 thousand related to these net realized gains and losses for the nine months ended September 30, 2017.
A summary of unrealized loss information for investment securities, categorized by security type, as of September 30, 2018 and December 31, 2017 was as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities Available for Sale:
September 30, 2018
U.S. government sponsored agencies	$26,449	$(834)	$41,023	$(1,462)	$67,472	$(2,296)
State and political subdivisions	111,103	(3,551)	36,527	(1,563)	147,630	(5,114)
Residential mortgage backed securities	27,367	(653)	59,894	(1,444)	87,261	(2,097)
Residential collateralized mortgage obligations	6,855	(52)	4,234	(136)	11,089	(188)
Commercial mortgage backed securities	19,370	(614)	84,965	(4,774)	104,335	(5,388)
SBA pools	-	-	468	(18)	468	(18)
Totals	$191,144	$(5,704)	$227,111	$(9,397)	$418,255	$(15,101)

December 31, 2017
U.S. government sponsored agencies	$49,070	$(331)	$19,481	$(433)	$68,551	$(764)
State and political subdivisions	23,217	(95)	24,774	(157)	47,991	(252)
Residential mortgage backed securities	18,771	(199)	88,100	(1,394)	106,871	(1,593)
Residential collateralized mortgage obligations	4,761	(67)	3,502	(13)	8,263	(80)
Commercial mortgage backed securities	6,961	(94)	81,042	(2,294)	88,003	(2,388)
SBA pools	-	-	545	(15)	545	(15)
Totals	$102,780	$(786)	$217,444	$(4,306)	$320,224	$(5,092)

Securities Held to Maturity:
September 30, 2018
SBA pools	$-	$-	$7,151	$(618)	$7,151	$(618)
Totals	$-	$-	$7,151	$(618)	$7,151	$(618)

December 31, 2017
SBA pools	$-	$-	$7,369	$(485)	$7,369	$(485)
Totals	$-	$-	$7,369	$(485)	$7,369	$(485)

As of September 30, 2018, the Company's security portfolio consisted of 152 securities, 131 of which were in an unrealized loss position. As of September 30, 2018, $441.1 million in investment securities had unrealized losses with aggregate depreciation of 3.44% of the Company's amortized cost basis.  Of these securities, $244.3 million had a continuous unrealized loss position for twelve months or longer with an aggregate depreciation of 3.94%.  The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  As management does not intend to sell the securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities, as of September 30, 2018, by contractual maturity are shown below.  Maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$201	$200	$-	$-
One to five years	71,007	68,699	-	-
Five to ten years	3,209	3,189	-	-
Over ten years	157,997	152,928	7,769	7,151
Subtotal	232,414	225,016	7,769	7,151
Residential mortgage backed securities	95,703	93,643	-	-
Residential collateralized mortgage obligations	15,119	14,979	-	-
Commercial mortgage backed securities	109,725	104,337
Total	$452,961	$437,975	$7,769	$7,151

Securities with carrying amounts of $100.3 million and $87.4 million as of September 30, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6. Loans and Allowance for Loan Losses

As of September 30, 2018 and December 31, 2017, loans consisted of:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial	$63,539	$61,388
Commercial real estate	404,790	378,802
Residential real estate	155,118	178,296
Construction real estate	72,550	63,569
Installment and other	9,998	18,952
Total loans	705,995	701,007
Unearned income	(1,171)	(863)
Gross loans	704,824	700,144
Allowance for loan losses	(9,528)	(13,803)
Net loans	$695,296	$686,341

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

Commercial real estate loans: These loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of other real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher original amounts than other types of loans and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company's commercial real estate portfolio are geographically concentrated in the markets in which the Company operates.  Management monitors and evaluates commercial real estate loans based on collateral, location and risk grade criteria.  The Company also utilizes third-party sources to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  As of September 30, 2018, 24.8% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the contractual aging of the recorded investment in current and past due loans by category of loans as of September 30, 2018 and December 31, 2017, including nonaccrual loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2018	(In thousands)
Commercial	$63,512	$27	$-	$-	$27	$63,539
Commercial real estate	403,507	920	-	363	1,283	404,790
Residential real estate	151,872	1,811	266	1,169	3,246	155,118
Construction real estate	72,178	334	-	38	372	72,550
Installment and other	9,860	47	-	91	138	9,998
Total loans	$700,929	$3,139	$266	$1,661	$5,066	$705,995

Nonaccrual loan classification, included above	$4,888	$1,895	$266	$1,661	$3,822	$8,710

December 31, 2017
Commercial	$59,703	$173	$1,475	$37	$1,685	$61,388
Commercial real estate	371,640	5,490	-	1,672	7,162	378,802
Residential real estate	174,388	1,899	-	2,009	3,908	178,296
Construction real estate	59,291	423	74	3,781	4,278	63,569
Installment and other	18,705	80	81	86	247	18,952
Total loans	$683,727	$8,065	$1,630	$7,585	$17,280	$701,007

Nonaccrual loan classification, included above	$3,858	$5,859	$38	$7,585	$13,482	$17,340

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing interest by category of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Nonaccrual	Loans Past Due 90 Days or More and Still Accruing Interest	Nonaccrual	Loans Past Due 90 Days or More and Still Accruing Interest
	(In thousands)
Commercial	$603	$-	$102	$-
Commercial real estate	3,717	-	8,617	-
Residential real estate	4,125	-	4,599	-
Construction real estate	165	-	3,911	-
Installment and other	100	-	111	-
Total	$8,710	$-	$17,340	$-

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

Loans not meeting the criteria above that are analyzed individually are considered to be pass-rated loans.  The following table presents the risk category by category of loans based on the most recent analysis performed as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018	(In thousands)
Commercial	$58,035	$3,779	$1,725	$-	$63,539
Commercial real estate	384,653	3,592	16,545	-	404,790
Residential real estate	149,033	663	5,422	-	155,118
Construction real estate	71,549	876	125	-	72,550
Installment and other	9,900	-	98	-	9,998
Total	$673,170	$8,910	$23,915	$-	$705,995

December 31, 2017
Commercial	$58,769	$2	$2,617	$-	$61,388
Commercial real estate	359,768	4,762	14,272	-	378,802
Residential real estate	172,101	-	6,195	-	178,296
Construction real estate	56,661	917	5,991	-	63,569
Installment and other	18,523	-	429	-	18,952
Total	$665,822	$5,681	$29,504	$-	$701,007

The following table shows all loans, including nonaccrual loans, by risk category and aging as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018	(In thousands)
Current	$671,996	$8,910	$20,023	$-	$700,929
Past due 30-59 days	1,174	-	1,965	-	3,139
Past due 60-89 days	-	-	266	-	266
Past due 90 days or more	-	-	1,661	-	1,661
Total	$673,170	$8,910	$23,915	$-	$705,995

December 31, 2017
Current	$662,445	$5,681	$15,601	$-	$683,727
Past due 30-59 days	1,785	-	6,280	-	8,065
Past due 60-89 days	1,592	-	38	-	1,630
Past due 90 days or more	-	-	7,585	-	7,585
Total	$665,822	$5,681	$29,504	$-	$701,007

As of September 30, 2018 and December 31, 2017, nonaccrual loans totaling $7.2 million and $17.3 million were classified as Substandard, respectively.

The following table presents loans individually evaluated for impairment by category of loans as of September 30, 2018 and December 31, 2017, showing the unpaid principal balance, the recorded investment of the loan (reflecting any loans with partial charge-offs), and the amount of allowance for loan losses specifically allocated for these impaired loans (if any):

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$110	$110		$184	$182
Commercial real estate	6,494	3,517		4,294	4,154
Residential real estate	5,948	5,032		6,585	5,808
Construction real estate	1,889	1,863		7,471	6,049
Installment and other	293	292		349	348
With an allowance recorded:
Commercial	13,671	13,669	$321	13,361	13,359	$211
Commercial real estate	5,870	5,870	851	10,987	10,987	3,735
Residential real estate	5,344	5,343	943	6,774	6,774	943
Construction real estate	1,161	1,161	42	3,244	3,244	231
Installment and other	240	240	34	236	236	32
Total	$41,020	$37,097	$2,191	$53,485	$51,141	$5,152

The table above includes $31.6 million of troubled debt restructurings at September 30, 2018 and $38.9 million of troubled debt restructurings at December 31, 2017.

The following table presents loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2018 and 2017, showing the average recorded investment and the interest income recognized:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$112	$2	$6,834	$184	$167	$4	$4,411	$543
Commercial real estate	3,241	27	5,133	99	5,231	80	5,084	295
Residential real estate	5,033	32	4,712	54	6,962	94	4,586	162
Construction real estate	3,330	22	7,397	104	6,046	66	7,189	308
Installment and other	296	3	399	5	416	10	353	14
With an allowance recorded:
Commercial	13,487	210	7,547	22	17,866	622	10,741	66
Commercial real estate	6,144	64	6,350	69	9,916	189	6,352	205
Residential real estate	5,434	58	7,695	81	8,094	173	8,019	240
Construction real estate	1,255	13	3,302	43	2,987	40	3,755	129
Installment and other	239	2	289	2	319	6	347	7
Total	$38,571	$433	$49,658	$663	$58,004	$1,284	$50,837	$1,969

If nonaccrual loans outstanding had been current in accordance with their original terms, approximately $118 thousand and $197 thousand would have been recorded as loan interest income during the three months ended September 30, 2018 and 2017, respectively, and $222 thousand and $585 thousand during the nine months ended September 30, 2018 and 2017, respectively. Interest income recognized on a cash basis was not material.

Recorded investment balances in the above tables exclude accrued interest income and unearned income as such amounts were immaterial.

Allowance for Loan Losses:

For the three and nine months ended September 30, 2018 and 2017, activity in the allowance for loan losses was as follows:

	Commercial	Commercial Real Estate	Residential Real Estate	Construction Real Estate	Installment and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2018:
Beginning balance	$543	$6,583	$2,151	$732	$131	$304	$10,444
Provision (benefit) for loan losses	6	(768)	(86)	15	(30)	(137)	(1,000)

Charge-offs	(1)	-	(65)	-	(21)	-	(87)
Recoveries	25	12	102	4	28	-	171
Net recoveries (charge-offs)	24	12	37	4	7	-	84
Ending balance	$573	$5,827	$2,102	$751	$108	$167	$9,528

Three Months Ended September 30, 2017:
Beginning balance	$1,377	$6,205	$3,805	$1,117	$635	$28	$13,167
Provision (benefit) for loan losses	(297)	461	(117)	1,731	(2,073)	45	(250)

Charge-offs	(7)	(612)	-	(1,385)	(19)	-	(2,023)
Recoveries	56	88	125	37	2,000	-	2,306
Net recoveries (charge-offs)	49	(524)	125	(1,348)	1,981	-	283
Ending balance	$1,129	$6,142	$3,813	$1,500	$543	$73	$13,200

Nine Months Ended September 30, 2018:
Beginning balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Provision (benefit) for loan losses	98	(62)	(799)	(120)	(258)	(339)	(1,480)

Charge-offs	(134)	(2,736)	(184)	(212)	(76)	-	(3,342)
Recoveries	73	52	242	53	127	-	547
Net recoveries (charge-offs)	(61)	(2,684)	58	(159)	51	-	(2,795)
Ending balance	$573	$5,827	$2,102	$751	$108	$167	$9,528

Nine Months Ended September 30, 2017:
Beginning balance	$1,449	$6,472	$4,524	$1,119	$715	$73	$14,352
Provision (benefit) for loan losses	(356)	123	(626)	1,739	(2,100)	-	(1,220)

Charge-offs	(270)	(639)	(309)	(1,409)	(253)	-	(2,880)
Recoveries	306	186	224	51	2,181	-	2,948
Net recoveries (charge-offs)	36	(453)	(85)	(1,358)	1,928	-	68
Ending balance	$1,129	$6,142	$3,813	$1,500	$543	$73	$13,200

Allocation of the allowance for loan losses (as well as the total loans in each allocation method), disaggregated on the basis of the Company's impairment methodology, is as follows:

	Commercial	Commercial Real Estate	Residential Real Estate	Construction Real Estate	Installment and Other	Unallocated	Total
September 30, 2018	(In thousands)
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$321	$851	$943	$42	$34	$-	$2,191
Loans collectively evaluated for impairment	252	4,976	1,159	709	74	167	7,337
Ending balance	$573	$5,827	$2,102	$751	$108	$167	$9,528
Loans:
Individually evaluated for impairment	$13,779	$9,387	$10,375	$3,024	$532	$-	$37,097
Collectively evaluated for impairment	49,760	395,403	144,743	69,526	9,466	-	668,898
Total ending loans balance	$63,539	$404,790	$155,118	$72,550	$9,998	$-	$705,995

December 31, 2017
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$211	$3,735	$943	$231	$32	$-	$5,152
Loans collectively evaluated for impairment	325	4,838	1,900	799	283	506	8,651
Ending balance	$536	$8,573	$2,843	$1,030	$315	$506	$13,803
Loans:
Individually evaluated for impairment	$13,541	$15,141	$12,582	$9,293	$584	$-	$51,141
Collectively evaluated for impairment	47,847	363,661	165,714	54,276	18,368	-	649,866
Total ending loans balance	$61,388	$378,802	$178,296	$63,569	$18,952	$-	$701,007

Troubled Debt Restructurings:

Troubled debt restructurings ("TDRs") are defined as those loans where: (1) the borrower is experiencing financial difficulties and (2) the restructuring includes a concession by the Bank to the borrower.

The following tables present the loans restructured as TDRs during the nine months ended September 30, 2018 and the three and nine months ended September 30, 2018 and 2017.  There were no new TDRs for the three months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Commercial	3	$335	$335	$26
Commercial real estate	2	2,356	2,356	-
Residential real estate	2	237	237	-
Total	7	$2,928	$2,928	$26

	Three Months Ended September 30, 2017
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

The following tables present loans by category modified as TDRs for which there was a payment default within 12 months following the modification during the three and nine months ended September 30, 2018 and 2017.  There were no TDRs with a payment default within 12 months following modification for the three months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Residential real estate	1	$145	$-
Total	1	$145	$-

	Three Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Construction real estate	1	$61	$-
Total	1	$61	$-

	Nine Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Specific Reserves Allocated
		(Dollars in thousands)
Construction real estate	2	$807	$10
Total	2	$807	$10

Impairment analyses are prepared on TDRs in conjunction with the normal allowance for loan loss process. TDRs restructured during the three months ended September 30, 2018 and 2017 required a specific reserve of $0 and $29 thousand, respectively.  TDRs restructured during the nine months ended September 30, 2018 and 2017 required a specific reserve of $26 thousand and $30 thousand, respectively. TDRs resulted in charge-offs of $0 and $403 thousand during the three months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, TDRs resulted in charge-offs of $2.8 million and $458 thousand, respectively. The TDRs that subsequently defaulted required $0 and $10 thousand provision to the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status:

	September 30, 2018		December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	98	$28,387	$108	$33,801
Nonaccrual	16	3,250	19	5,146
Total	114	$31,637	$127	$38,947

Specific reserves on TDRs at September 30, 2018 and December 31, 2017 were $1.9 million and $2.4 million, respectively.

As of September 30, 2018, the Bank had a total of $185 thousand in commitments to lend additional funds on one commercial loan classified as a TDR.  As of December 31, 2017, the Bank had a total of $23 thousand in commitments to lend additional funds on two loans classified as TDRs.

Loans to Executive Officers and Directors

Loan principal balances to executive officers and directors of the Company were $142.4 thousand and $198.4 thousand as of September 30, 2018 and December 31, 2017, respectively.  Total extensions of credit, including companies in which these individuals have management control or beneficial ownership, were $258.4 thousand and $324.4 thousand as of September 30, 2018 and December 31, 2017, respectively.  An analysis of the activity related to these loans as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning	$198	$348
Additions	-	13
Changes in composition	-	(76)
Principal payments and other reductions	(56)	(87)
Balance, ending	$142	$198

Note 7. Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The Company's mortgage loans serviced for others portfolio was transferred to another Fannie Mae-approved servicer on December 31, 2017.

Note 8. Other Real Estate Owned

OREO consists of property acquired due to foreclosure on real estate loans. As of September 30, 2018 and December 31, 2017, total OREO consisted of:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial real estate	$2,308	$1,667
Residential real estate	468	886
Construction real estate	3,206	3,879
Total	$5,982	$6,432

Loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2018 and December 31, 2017 were $547 thousand and $1.4 million, respectively.

The following table presents a summary of OREO activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$5,870	$7,085	$6,432	$8,436
Transfers in at fair value	746	2,154	1,467	2,848
Capitalized improvements	-	-	43	-
Write-down of value	-	(29)	(46)	(615)
Gain on disposal	189	124	759	781
Cash received upon disposition	(823)	(1,135)	(2,358)	(3,251)
Sales financed by loans by the Bank	-	-	(315)	-
Balance at end of period	$5,982	$8,199	$5,982	$8,199

Note 9. Deposits

As of September 30, 2018 and December 31, 2017, deposits consisted of:

	September 30, 2018	December 31, 2017
	(In thousands )
Demand deposits, noninterest bearing	$175,655	$161,677
NOW	376,405	385,881
Money market accounts	18,976	18,344
Savings deposits	379,213	388,300
Time certificates, $250,000 or more	19,831	21,639
Other time certificates	127,333	151,506
Total	$1,097,413	$1,127,347

Deposits from executive officers, directors and their affiliates as of September 30, 2018 were $1.5 million and $2.2 million as of December 31, 2017.

Note 10. Borrowings

Notes payable to the Federal Home Loan Bank ("FHLB") as of September 30, 2018 and December 31, 2017 were secured by a blanket assignment of mortgage loans or other collateral acceptable to FHLB, and interest on long-term borrowings is payable monthly and principal due at end of term, unless otherwise noted. Interest on short-term borrowings is due on maturity.  As of September 30, 2018, there was $337.4 million in collateral value from loans pledged under the blanket assignment and $59.8 million from investment securities held in safekeeping at the FHLB. At September 30, 2018, there were $15.4 million in advances outstanding at the FHLB. An additional $381.8 million in advances is available based on the September 30, 2018 value of the remaining unpledged loans and investment securities.  In the event that short-term liquidity is needed, the Bank has established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchased.  The Bank has the ability to borrow up to $20 million for a short period (15 to 60 days) from this bank.

The following table details borrowings as of September 30, 2018 and December 31, 2017:

Maturity Date	Rate	Type	Principal Due	September 30, 2018	December 31, 2017
				(In thousands)
October 1, 2018	2.450%	Variable	At maturity	$13,100	$-
April 27, 2021	6.343%	Fixed	At maturity	2,300	2,300
			Total	$15,400	$2,300

Note 11. Junior Subordinated Debt

The following table presents details on the junior subordinated debt as of September 30, 2018:

	Trust III	Trust IV	Trust V
	(dollars in thousands)
Date of Issue	May 11, 2004	June 29, 2005	September 21, 2006
Amount of trust preferred securities issued	$6,000	$10,000	$10,000
Rate on trust preferred securities	5.02125% (variable)	6.88000%	3.98413% (variable)
Maturity	September 8, 2034	November 23, 2035	December 15, 2036
Date of first redemption	September 8, 2009	August 23, 2010	September 15, 2011
Common equity securities issued	$186	$310	$310
Junior subordinated deferrable interest debentures owed	$6,186	$10,310	$10,310
Rate on junior subordinated deferrable interest debentures	5.02125% (variable)	6.88000%	3.98413% (variable)

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

On March 8, 2018, Trinity consummated the early redemption of all $10.3 million principal amount of those certain Junior Subordinated Deferrable Interest Debentures due 2030 (the "Debt Securities") issued by Trust I.  The Debt Securities carried an interest rate of 10.875% and were scheduled to mature on March 8, 2030.  The Debt Securities were callable at a redemption rate of 101.088%,  plus accrued and unpaid interest, for a total redemption price of $11.0 million.  Prior deferred issuance costs related to Trust I of $131 thousand were realized as other noninterest expense on the consolidated statement of operations.  After the early redemption was consumated, Trust I was dissolved.

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

As of September 30, 2018, there was $109 thousand in interest accrued and unpaid to security holders.

As of September 30, 2018 and December 31, 2017, the Company's trust preferred securities, subject to certain limitations, qualified as Tier 1 Capital for regulatory capital purposes.

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

Note 12. Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded a tax expense of $1.3 million and $1.4 million, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recorded a tax expense of $2.6 million and $3.5 million, respectively. The expense recorded for the three and nine months ended September 30, 2018 includes an increase to the DTA valuation allowance of $347 thousand.  The expense recorded for the nine months ended September 30, 2017 includes an increase to the DTA valuation allowance of $2.0 million.

Items causing differences between the Federal statutory tax rate and the effective tax rate are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	(In thousands)
Federal statutory tax rate	$1,013	21%	$2,538	21%
State income tax, net of federal benefit	196	4%	476	4%
Net tax exempt interest income	(210)	(4)%	(631)	(5)%
Other, net	(43)	(1)%	(151)	(1)%
Tax provision before change in valuation allowance	956	20%	2,232	18%
Change in valuation allowance	347	7%	347	3%
Provision for income taxes	$1,303	27%	$2,579	21%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	(In thousands)
Federal statutory tax rate	$613	34%	$613	34%
State income tax, net of federal benefit	66	4%	235	13%
Net tax exempt interest income	(108)	(6)%	(372)	(21)%
Other, net	(73)	(4)%	998	56%
Tax provision before change in valuation allowance	498	28%	1,474	82%
Change in valuation allowance	900	50%	2,013	112%
Provision for income taxes	$1,398	78%	$3,487	194%

A DTA or deferred tax liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  A valuation allowance is established when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  In evaluating its DTA as of September 30, 2018, it was determined that it was more likely than not that a portion of the Company's federal and state tax credit carryforwards would expire unrealized and that $347 thousand should be added to the valuation allowance due to an analysis of the venture capital investments DTA balance.  Accordingly the DTA valuation increased by $347 thousand during the three and nine months ended September 30, 2018.  The valuation balance as of September 30, 2018 was $2.7 million.

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

As of September 30, 2018 and December 31, 2017, the following credit-related commitments were outstanding:

	Contract Amount
	September 30, 2018	December 31, 2017
	(In thousands)
Unfunded commitments under lines of credit	$132,886	$122,910
Commercial and standby letters of credit	3,798	5,377
Commitments to make loans	18,750	1,909

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

Commitments to make loans are generally made for periods of 90 days or less.  The Company had outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $136.7 million as of September 30, 2018 and $128.3 million as of December 31, 2017.  Of these commitments outstanding, the breakdown between fixed rate and adjustable rate loans is as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Fixed rate	$30,092	$17,933
Adjustable rate	106,592	110,354
Total	$136,684	$128,287

The fixed loan commitments as of September 30, 2018 have interest rates ranging from 0.0% to 6.0% and maturities ranging from on demand to 11 years.

FHLB requires a blanket assignment of mortgage loans or other collateral acceptable to the FHLB to secure the Company's short and long-term borrowings from FHLB.  The amount of collateral with the FHLB at September 30, 2018 was $397.2 million.

Commercial and standby letters of credit are conditional credit-related commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.  The Bank generally holds collateral supporting those credit-related commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the credit-related commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the credit-related commitment is funded, the Bank would be entitled to seek recovery from the customer.  As of September 30, 2018 and December 31, 2017, respectively, $151 thousand and $575 thousand had been recorded as liabilities for the Company's potential losses under these credit-related commitments.  The fair value of these credit-related commitments is approximately equal to the fees collected when granting these letters of credit.  These fees collected were $27 thousand and $23 thousand as of September 30, 2018 and December 31, 2017, respectively, and are included in "other liabilities" on the consolidated balance sheets.

Note 14. Preferred Equity Issues

The Company had no outstanding preferred shares as of September 30, 2018 or December 31, 2017.

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

There were 12,500 RSU awards granted under the 2015 Plan and 3,750 forfeitures during the three months ended September 30, 2018.  There were 312,775 RSUs awards granted under the 2015 Plan and 10,250 in forfeitures during the nine months ended September 30, 2018, leaving 252,952 shares of voting common stock available remaining to be issued under the 2015 Plan at September 30, 2018.

Because share-based compensation awards vesting in the current periods were granted on a variety of dates, the assumptions are presented as weighted averages in those assumptions.  A summary of RSU activity under the 2015 Plan for the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value (in thousands)
RSUs
Nonvested as of January 1, 2018	452,782	$4.70	2.01	$2,128
Granted	312,775	7.66	1.25	2,396
Vested	(40,575)	4.61	-	(187)
Forfeited or expired	(10,250)	5.21	-	(53)
Outstanding Nonvested as of June 30, 2018	714,732	$6.00	1.22	$4,284

Share-based compensation expense of $493 thousand and $42 thousand was recognized for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $91 thousand was recognized for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, there was $3.1 million in unrecognized compensation costs related to unvested share-based compensation awards granted under the 2015 Plan.   The cost will be recognized over the remaining vesting periods.

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

The following table summarizes the Company's financial assets and off-balance-sheet instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2018	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. government sponsored agencies	$67,004	$-	$67,004	$-
States and political subdivision	157,544	-	157,544	-
Residential mortgage backed securities	93,643	-	93,643	-
Residential collateralized mortgage obligation	14,979	-	14,979	-
Commercial mortgage backed securities	104,337	-	104,337	-
SBA pools	468	-	468	-
Total	$437,975	$-	$437,975	$-

	Total	Level 1	Level 2	Level 3
December 31, 2017	(In thousands)
Financial Assets:
Investment securities available for sale:
U.S. government sponsored agencies	$68,551	$-	$68,551	$-
States and political subdivision	158,706	-	158,706	-
Residential mortgage backed securities	123,083	-	123,083	-
Residential collateralized mortgage obligation	9,686	-	9,686	-
Commercial mortgage backed securities	108,162	-	108,162	-
SBA pools	545	-	545	-
Total	$468,733	$-	$468,733	$-

There were no financial instruments measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) during the periods presented in these financial statements.  There were no transfers between the levels used on any classes during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

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

As of September 30, 2018, impaired loans with a carrying value of $26.3 million had a valuation allowance of $2.2 million. As of December 31, 2017, impaired loans with a carrying value of $39.8 million had a valuation allowance of $5.2 million recorded during 2017.

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

In the table below, OREO had write-downs during the nine months ended September 30, 2018 of $42 thousand.  In the table below, OREO had writedowns during the year ended December 31, 2017 of $43 thousand.  The valuation adjustments on OREO have been recorded through earnings.

Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are included in the table below:

`	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018
Financial Assets
Impaired loans	$24,092	$-	$-	$24,092
Non-Financial Assets
OREO	222	-	-	222

December 31, 2017
Financial Assets
Impaired loans	$34,600	$-	$-	$34,600
Non-Financial Assets
OREO	405	-	-	405

Assumptions used to determine impaired loans and OREO are presented below by classification, measured at fair value and on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Adjustment Range, Weighted Average
September 30, 2018	(In thousands)
Impaired loans
Commercial	$13,348	Sales comparison	Adjustments for differences of comparable sales	(5.00)% to (150.00)%, (7.32)%
Commercial real estate	5,019	Sales comparison	Adjustments for differences of comparable sales	(5.50) to (37.50), (7.16)
Residential real estate	4,400	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (37.50), (7.29)
Construction real estate	1,119	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (40.00), (5.97)
Installment and other	206	Sales comparison	Adjustments for differences of comparable sales	(4.13) to (37.50), (7.34)
Total impaired loans	$24,092
OREO
Commercial real estate	74	Sales comparison	Adjustments for differences of comparable sales	(33.33)% to (33.33)%, (33.33)%
Residential real estate	148	Sales comparison	Adjustments for differences of comparable sales	(3.16)% to (3.16)%, (3.16)%
Total OREO	$222

December 31, 2017
Impaired loans
Commercial	$13,359	Sales comparison	Adjustments for differences of comparable sales	(5.00)% to (100.00)%, (5.97)%
Commercial real estate	10,987	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (7.62), (6.63)
Residential real estate	6,774	Sales comparison	Adjustments for differences of comparable sales	(3.13) to (7.80), (5.74)
Construction real estate	3,244	Sales comparison	Adjustments for differences of comparable sales	(4.00) to (7.25), (6.18)
Installment and other	236	Sales comparison	Adjustments for differences of comparable sales	(4.25) to (8.00), (6.27)
Total impaired loans	$34,600
OREO
Residential real estate	$315	Sales comparison	Adjustments for differences of comparable sales	(9.09) to (9.09), (9.09)
Construction real estate	90	Sales comparison	Adjustments for differences of comparable sales	(9.78) to (9.78), (9.78)
Total OREO	$405

Fair Value Assumptions

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
The carrying amount and estimated fair values (representing exit price) of other financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018
Financial assets:
Cash and due from banks	$11,046	$11,046	$-	$-	$11,046
Interest-bearing deposits with banks	3,645	3,645	-	-	3,645
Investments:
Available for sale	437,975	-	437,976	-	437,976
Held to maturity	7,769	-	7,151	-	7,151
Non-marketable equity securities	5,819	N/A	N/A	N/A	N/A
Loans held for sale	6,815	-	6,815	-	6,815
Loans, net	695,296	-	-	690,610	690,610
Accrued interest receivable on securities	2,632	-	2,632	-	2,632
Accrued interest receivable on loans	2,246	-	-	2,246	2,246
Accrued interest receivable other	5	-	-	5	5

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$27	$-	$27	$-	$27

Financial liabilities:
Non-interest bearing deposits	$175,655	$175,655	$-	$-	$175,655
Interest bearing deposits	921,758	-	919,644	-	919,644
Borrowings	15,400	-	15,591	-	15,591
Junior subordinated debt	26,766	-	-	17,750	17,750
Accrued interest payable	284	-	175	109	284

December 31, 2017
Financial assets:
Cash and due from banks	$12,893	$12,983	$-	$-	$12,983
Interest-bearing deposits with banks	22,541	22,541	-	-	22,541
Securities purchased under resell agreements	-	-	-	-	-
Investments:
Available for sale	468,733	-	468,733	-	468,733
Held to maturity	7,854	-	7,369	-	7,369
Non-marketable equity securities	3,617	N/A	N/A	N/A	N/A
Loans, net	686,341	-	-	680,911	680,911
Accrued interest receivable on securities	2,795	-	2,795	-	2,795
Accrued interest receivable on loans	2,238	-	-	2,238	2,238
Accrued interest receivable other	21	-	-	21	21

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$23	$-	$23	$-	$23

Financial liabilities:
Non-interest bearing deposits	$161,677	$161,677	$-	$-	$161,677
Interest bearing deposits	965,670	-	964,717	-	964,717
Long-term borrowings	2,300	-	2,592	-	2,592
Junior subordinated debt	37,116	-	-	27,128	27,128
Accrued interest payable	628	-	172	456	628

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Failure to meet capital requirements can initiate regulatory action.  The Basel III Rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  See Item 1 - "Supervision & Regulation" of the 2017 Form 10-K, for further discussion regarding the Basel III Rules.  The Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2018 and December 31, 2017.

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

The statutory requirements and actual amounts and ratios for the Company and the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$151,865	17.5493%	$69,229	8.00%	N/A	N/A
Bank only	146,106	16.9333%	69,027	8.00%	$86,283	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	142,186	16.4308%	51,922	6.00%	N/A	N/A
Bank only	136,427	15.8115%	51,770	6.00%	69,027	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	116,952	13.5148%	38,941	4.50%	N/A	N/A
Bank only	136,427	15.8115%	38,827	4.50%	56,084	6.50%
Tier 1 leverage (to average assets):
Consolidated	142,186	11.2026%	50,769	4.00%	N/A	N/A
Bank only	136,427	10.7753%	50,644	4.00%	63,306	5.00%

N/A—not applicable

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$152,076	18.1982%	$66,853	8.00%	N/A	N/A
Bank only	134,959	16.1823%	66,720	8.00%	$83,399	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	132,900	15.9035%	50,140	6.00%	N/A	N/A
Bank only	124,481	14.9259%	50,040	6.00%	66,720	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	106,320	12.7228%	37,605	4.50%	N/A	N/A
Bank only	124,481	14.9259%	37,530	4.50%	54,210	6.50%
Tier 1 leverage (to average assets):
Consolidated	132,900	10.1821%	33,427	4.00%	N/A	N/A
Bank only	124,481	9.6006%	33,360	4.00%	41,700	5.00%

N/A - not applicable

The Bank's capital ratios fall into the category of "well-capitalized" as of  September 30, 2018 and December 31, 2017.

Trinity and the Bank are also required to maintain a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  The capital conservation buffer began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio. Factoring in the fully phased-in conservation buffer increases the minimum ratios described above to 7.0% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. At September 30, 2018 the Bank's capital conservation buffer was 8.9333% and the consolidated capital conservation buffer was 9.0148%.  At December 31, 2017 the Bank's capital conservation buffer was 8.1823% and the consolidated capital conservation buffer was 8.2228%.

Note 18. Subsequent Event

On November 1, 2018, the Company and the Bank entered into an agreement and plan of merger (the "merger agreement") with Enterprise Financial Services Corp ("EFSC") and its wholly-owned subsidiary, Enterprise Bank & Trust ("EB&T"), pursuant to which the Company will merge with and into EFSC, with EFSC surviving (the "merger").  Immediately following the merger, the Bank will merge with and into EB&T, with EB&T surviving.

The board of directors of each party to the merger agreement has approved the merger.  The completion of the merger is subject to customary closing conditions, including the approval of the Company's shareholders and bank regulatory approvals, and is expected to close in early 2019.  Directors and certain shareholders and executive officers of the Company have entered into agreements with EFSC pursuant to which they have committed to vote their shares of Company common stock in favor of the merger.

Under the terms of the merger agreement and upon completion of the merger, holders of Company common stock will have the right to receive 0.1972 shares of EFSC common stock and $1.84 in cash for each share of TCC common stock they hold, subject to certain adjustments. Based on EFSC's closing price of $43.45 per share on October 31, 2018, the merger consideration mix would result in a total of approximately $38 million in cash and $175 million in EFSC shares.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements and could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries including difficulties and delays in integrating the Company and EFSC and achieving anticipated synergies, cost savings and other benefits from the merger; higher than anticipated merger costs; deposit attrition, operating costs, customer loss and business disruption following the merger, including difficulties in maintaining relationships with employees, may be greater than expected; required governmental approvals of the merger may not be obtained on the merger's proposed terms and schedule, or without regulatory constraints that may limit growth, and those additional risks are detailed in the "Risk Factors" section included under Item 1A of Part I of the 2017 Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Net Income (Loss)

Net income attributable to common stockholders for the three months ended September 30, 2018 was $3.5 million, or earnings per common share of $0.18, compared to net income attributable to common stockholders of $405 thousand for the three months ended September 30, 2017, or earnings per common share of $0.02, representing an increase of $3.1 million in net income and an increase of $0.16 in earnings per common share.  This increase in net income attributable to common stockholders was primarily due to a decrease in other noninterest expenses of $936 thousand due to an ESOP restorative contribution accrual in 2017 and $287 thousand due to a true-up of the unfunded commitment reserve,  an increase in the reverse provision for loan loss of $750 thousand, a decrease in the change in value of MSRs of $677 thousand due to the sale of the loan servicing portfolio in 2017, an increase in tax exempt investment securities interest income of $536 thousand, a decrease in salaries and benefits of $258 thousand, a decrease in legal, professional, and accounting expense of $224 thousand, a decrease in data processing expense of $180 thousand, a decrease in regulatory premium expense of $149 thousand, and increase in BOLI income of $130 thousand, an increase in loans held for sale interest income of $125 thousand, and an increase in trust and investment fees of $106 thousand.  These were partially offset by a decrease in loan interest income of $482 thousand, a decrease in mortgage loan servicing income of $446 thousand due to the sale of the loan servicing portfolio in 2017, a decrease in income taxes of $442 thousand partially offset by an increase in deferred tax asset valuation allowance of $347 thousand, an increase in collection expenses of $303 thousand due to a recovery of collection legal expenses in 2017, a decrease in junior subordinated debt of $236 thousand due to the early redemption of the Trust I trust preferred securities, a decrease in interest income on due from accounts of $174 thousand due to lower balances, a decrease in taxable investment securities of $159 thousand, and a decrease in mortgage referral fees of $143 thousand due to lower volume.

Net income attributable to common stockholders for the nine months ended September 30, 2018 was $9.5 million, or earnings per common share of $0.48, compared to net loss attributable to common stockholders of $2.5 million for the nine months ended September 30, 2017, or loss per common share of $0.16, an increase of $12.0 million in net income and an increase in earnings per common share of $0.64.  This increase in net income attributable to common stockholders was primarily due to a decrease in legal, professional, and accounting fees of $2.5 million, an increase in tax-exempt investment securities income of $2.0 million, a decrease in salaries and benefits of $1.6 million, a decrease in the change in value of MSRs of $1.4 million due to the sale of the loan servicing portfolio in 2017, a decrease in loss on sale of investment securities of $1.2 million, a decrease in other noninterest expenses if $936 thousand due to the ESOP restorative contribution accrual in 2017 and $287 thousand due to the true-up of the unfunded commitment reserve, a decrease in income taxes of $1.3 million partially offset by an increase in deferred tax asset valuation allowance of $347 thousand, a decrease in preferred stock dividends and discount accretion of $770 thousand, an increase on venture capital investment income of $756 thousand primarily due to a recovery on an investment that was previously written down, a decrease in data processing expenses of $663 thousand, a decrease in collections expenses of $647 thousand, a decrease in regulatory premium expense of $547 thousand, a decrease in junior subordinated debt of $411 thousand due to the early redemption of the Trust I trust preferred securities, an increase in BOLI income of $385 thousand due to the purchase of additional BOLI investments in 2017, an increase in trust and investment income of $302 thousand, an increase in reverse provision for loan losses of $260 thousand, a decrease in furniture and equipment expense of $193 thousand, a decrease in employee recruitment expense of $185 thousand, a decrease in check card expenses of $127 thousand, a decrease in customer relations and sponsorships of $126 thousand, and a decrease in employee travel and training expenses of $110 thousand.  These were partially offset by decreases in loan interest income of $2.3 million, a decrease in mortgage loan servicing income of $1.4 million due to the sale of the loan servicing portfolio in 2017, a decrease in taxable investment securities income of $581 thousand, a decrease in mortgage referral fees of $301 thousand due to decrease volume, and a decrease in interchange fees of $230 thousand.

Net Interest Income. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates for the periods indicated:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans held for sale	$6,804	$125	7.30%	$-	$-	-
Loans (1)	704,210	8,534	4.82%	742,994	9,016	4.83%
Taxable investment securities	305,431	1,506	1.97%	340,534	1,665	1.96%
Investment securities exempt from federal income taxes	163,077	1,042	2.56%	81,246	506	2.49%
Other interest-bearing deposits	3,668	19	2.00%	71,813	222	1.23%
Non-marketable equity securities	5,121	59	4.55%	3,975	53	5.31%
Total interest-earning assets	1,188,311	11,285	3.78%	1,240,562	11,462	3.68%
Non-interest-earning assets	74,407			68,684
Total assets	$1,262,718			$1,309,246
Interest-bearing Liabilities:
Deposits:
NOW deposits	$376,374	$64	0.07%	$375,275	$62	0.07%
Money market deposits	19,466	4	0.09%	17,480	4	0.09%
Savings deposits	379,479	75	0.08%	401,057	81	0.08%
Time deposits over $100,000	77,915	161	0.82%	99,290	176	0.70%
Time deposits under $100,000	73,683	120	0.65%	88,469	109	0.49%
Short-term borrowings	15,895	94	2.37%	-	-	-
Long-term borrowings	2,300	37	6.34%	2,300	37	6.34%
Long-term capital lease obligation	-	-	0.00%	-	-	0.00%
Junior subordinated debt	26,765	363	5.30%	36,934	599	6.36%
Total interest-bearing liabilities	971,877	918	0.37%	1,020,805	1,068	0.41%
Demand deposits, noninterest-bearing	176,270			171,882
Other noninterest-bearing liabilities	6,185			13,073

Stockholders' equity, including stock owned by ESOP	108,386			103,486
Total liabilities and stockholders' equity	$1,262,718			$1,309,246
Net interest income/interest rate spread (2)		$10,367	3.41%		$10,394	3.27%
Net interest margin (3)			3.44%			3.34%

(1)
Average loans include nonaccrual loans of $7.3 million and $13.8 million for the three months ended September 30, 2018 and 2017, respectively.  Interest income includes loan origination fees of $93 thousand and $195 thousand for the three months ended September 30, 2018 and 2017, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning Assets:
Loans held for sale	$3,082	$167	7.26%	$-	$-	-
Loans (1)	702,589	25,272	4.80%	763,657	27,613	4.83%
Taxable investment securities	317,152	4,562	1.92%	387,713	5,143	1.77%
Investment securities exempt from federal income taxes	163,145	3,127	2.56%	59,398	1,085	2.44%
Other interest-bearing deposits	6,782	92	1.79%	47,984	406	1.13%
Non-marketable equity securities	4,709	164	4.66%	3,997	161	5.39%
Total interest-earning assets	1,197,459	33,384	3.72%	1,262,749	34,408	3.64%
Non-interest-earning assets	74,397			66,868
Total assets	$1,271,856			$1,329,617
Interest-bearing Liabilities:
Deposits:
NOW deposits	$385,956	$197	0.07%	$387,986	$189	0.07%
Money market deposits	19,492	13	0.09%	17,333	12	0.09%
Savings deposits	382,977	226	0.08%	405,933	245	0.08%
Time deposits over $100,000	82,399	476	0.77%	102,709	559	0.73%
Time deposits under $100,000	77,619	343	0.59%	94,589	328	0.46%
Short-term borrowings	12,459	204	2.17%	495	4	1.10%
Long-term borrowings	2,300	109	6.34%	2,300	109	6.34%
Long-term capital lease obligation	-	-	0.00%	1,401	-	0.00%
Junior subordinated debt	29,225	1,501	6.77%	37,054	1,913	6.81%
Total interest-bearing liabilities	992,427	3,069	0.41%	1,049,800	3,359	0.42%
Demand deposits, noninterest-bearing	167,477			158,850
Other noninterest-bearing liabilities	6,539			17,132

Stockholders' equity, including stock owned by ESOP	105,413			103,835
Total liabilities and stockholders' equity	$1,271,856			$1,329,617
Net interest income/interest rate spread (2)		$30,315	3.31%		$31,049	3.22%
Net interest margin (3)			3.36%			3.29%

(1)
Average loans include nonaccrual loans of $11.3 million and $14.5 million for the nine months ended September 30, 2018 and 2017, respectively.  Interest income includes loan origination fees of $208 thousand and $827 thousand for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $27 thousand to $10.4 million for the three months ended September 30, 2018 from $10.4 million for the three months ended September 30, 2017 due to a decrease in interest income of $177 thousand and a decrease in interest expense of $150 thousand.  Net interest income decreased primarily due to a decrease in average volume of other interest-bearing deposits of $68.1 million, a decrease in average volume of loans of $38.8 million, and a decrease in average volume of taxable investment securities of $35.1 million, partially offset by an increase in average tax-exempt investment securities of $81.8 million and an increase in average volume of loans held for sale of $6.8 million.  The net reduction in volume and shift in mix of interest earning assets from taxable investment securities and loans to tax-exempt investment securities resulted in the average yield on earning assets increasing 10 basis points to 3.78% for the three months ended September 30, 2018 from 3.68% for the three months ended September 30, 2017.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $36.2 million, a decrease in average volume in savings deposits of $21.6 million, and a decrease in average junior subordinated debt of $10.2 million due to the early redemption of the Trust I trust preferred securities.  This was partially offset by an increase in average volume in short-term borrowings of $15.9 million, an increase in average volume in money market deposits of $2.0 million, and an increase in average volume in NOW deposits of $1.1 million.  The reduction in volume and shift in mix caused the cost of interest-bearing liabilities to decline four basis points to 0.37% for the three months ended September 30, 2018 from 0.41% for the three months ended September 30, 2017.  Net interest margin increased ten basis points to 3.44% for the three months ended September 30, 2018 from 3.34% for the three months ended September 30, 2017.

Net interest income decreased $734 thousand to $30.3 million for the nine months ended September 30, 2018 from $31.0 million for the nine months ended September 30, 2017 due to a decrease in interest income of $1.0 million and a decrease in interest expense of $290 thousand.  Net interest income decreased primarily due to a decrease in average volume of taxable investment securities of $70.6 million, a decrease in average volume of loans of $61.1 million, and a decrease in average volume of other interest bearing deposits of $41.2 million, partially offset by an increase in average volume of tax-exempt securities of $103.7 million.  The reduction in volume and shift in the mix of interest earning assets from loans, other interest bearing deposits, and taxable investment securities to tax exempt investment securities resulted in the average yield on earning assets to increase eight basis points to 3.72% for the nine months ended September 30, 2018 from 3.64% for the nine months ended September 30, 2017.  The decrease in interest expense was primarily due to a decrease in the average volume of time deposits of $37.3 million, a decrease in average volume of savings deposits of $23.0 million, a decrease in average volume in junior subordinated debt of $7.8 million due to the early redemption of the Trust I trust preferred securities, and a decrease in average volume of NOW deposits of $2.0 million, partially offset by an increase in average volume of short-term borrowings of $12.0 million, and an increase in average volume of money market deposits of $2.2 million.  The reduction in volume and shift in mix caused the cost of interest-bearing liabilities to decrease one basis point to 0.41% for the nine months ended September 30, 2018 from 0.42% at September 30, 2017.  Net interest margin increased seven basis points to 3.36% for the nine months ended September 30, 2018 from 3.29% for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,
	2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans held for sale	$125	$-	$125
Loans	(471)	(11)	(482)
Taxable investment securities	(172)	13	(159)
Investment securities exempt from federal income taxes	510	26	536
Other interest bearing deposits	(211)	8	(203)
Non-marketable equity securities	15	(9)	6
Total (decrease) increase in interest income	$(204)	$27	$(177)
Interest-bearing Liabilities:
Now deposits	$-	$2	$2
Money market deposits	-	-	-
Savings deposits	(4)	(2)	(6)
Time deposits over $100,000	(38)	23	(15)
Time deposits under $100,000	(18)	29	11
Short-term borrowings	94	-	94
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(165)	(71)	(236)
Total increase (decrease) in interest expense	$(131)	$(19)	$(150)
Increase (decrease) in net interest income	$(73)	$46	$(27)

	Nine Months Ended September 30,
	2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest-earning Assets:
Loans held for sale	$167	$-	$167
Loans	(2,208)	(133)	(2,341)
Taxable investment securities	(936)	355	(581)
Investment securities exempt from federal income taxes	1,895	147	2,042
Other interest bearing deposits	(349)	35	(314)
Non-marketable equity securities	29	(26)	3
Total (decrease) increase in interest income	$(1,402)	$378	$(1,024)
Interest-bearing Liabilities:
Now deposits	$(1)	$9	$8
Money market deposits	1	-	1
Savings deposits	(14)	(5)	(19)
Time deposits over $100,000	(111)	28	(83)
Time deposits under $100,000	(59)	74	15
Short-term borrowings	200	-	200
Long-term borrowings	-	-	-
Capital long-term lease obligation	-	-	-
Junior subordinated debt	(404)	(8)	(412)
Total increase (decrease) in interest expense	$(388)	$98	$(290)
Increase (decrease) in net interest income	$(1,014)	$280	$(734)

Provision for Loan Losses. Our allowance is established through charges to income in the form of the provision in order to bring our allowance to a level deemed appropriate by management. The allowance at September 30, 2018 and September 30, 2017 was $9.5 million and $13.2 million, respectively, representing 1.4% and 1.8% of total loans, respectively, as of such dates. We recorded a $1.0 million reverse provision for loan losses for the three months ended September 30, 2018 compared with a reverse provision for loan losses of $250 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and September 30, 2017 we recorded a reverse provision for the loan losses of $1.5 million and $1.2 million, respectively.  The reverse provision was primarily due to improving credit quality, a decrease in impaired loan balances, and decreasing delinquencies.  See the "Financial Condition" section below for further information on provision for loan losses.

Noninterest Income. Changes in noninterest income were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Net Difference	2018	2017	Net Difference
	(In thousands)
Noninterest income:
Mortgage loan servicing fees	$-	$446	$(446)	$-	$1,394	$(1,394)
Trust and investment services fees	749	643	106	2,255	1,953	302
Service charges on deposits	226	202	24	712	784	(72)
Net gain on sale of OREO	191	130	61	764	800	(36)
Net (loss) gain on sale of securities	-	-	-	-	(1,248)	1,248
BOLI income	218	88	130	656	271	385
Mortgage referral fees	288	431	(143)	874	1,175	(301)
Interchange fees	507	567	(60)	1,593	1,823	(230)
Other fees	301	312	(11)	936	984	(48)
Venture capital investment income	-	-	-	735	(21)	756
Other noninterest income	18	13	5	32	85	(53)
Total noninterest income	$2,498	$2,832	$(334)	$8,557	$8,000	$557

Noninterest income decreased $334 thousand to $2.5 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017, primarily attributable to the decrease in mortgage loan servicing fees of $446 thousand, a decrease in mortgage referral fees of $143 thousand, and a decrease in interchange fees of $60 thousand.  This was partially offset by an increase in BOLI income of $130 thousand, an increase in trust and investment fees of $106 thousand, an increase in gain on sale of OREO of $61 thousand, and an increase in service charges on deposit accounts of $24 thousand.

Noninterest income increased $557 thousand to $8.6 million for the nine months ended September 30, 2018 from $8.0 million for the nine months ended September 30, 2017, primarily attributable to the decrease in loss on sale of securities of $1.2 million, an increase in venture capital investment income of $756 thousand resulting from a recovery on an investment that was previously written down, an increase in BOLI income of $385 thousand due to additional investments in 2017, and an increase in trust and investment fees of $302 thousand.  This was partially offset by a decrease in mortgage loan servicing fees of $1.4 million due to the sale of the servicing portfolio in 2017, a decrease in mortgage referral fees of $301 thousand, a decrease in interchange fees of $230 thousand, and a decrease in service charges on deposit accounts of $72 thousand.

Noninterest Expenses. Changes in noninterest expenses were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Net Difference	2018	2017	Net Difference
	(In thousands)
Noninterest expenses:
Salaries and employee benefits	$5,410	$5,668	$(258)	$16,286	$17,913	$(1,627)
Occupancy	522	553	(31)	1,592	1,590	2
Data processing	952	1,132	(180)	2,894	3,557	(663)
Legal, professional, and accounting fees	488	712	(224)	1,540	3,998	(2,458)
Change in value of MSRs	-	677	(677)	-	1,406	(1,406)
Other noninterest expenses:
Marketing	89	112	(23)	355	474	(119)
Supplies	40	44	(4)	130	233	(103)
Postage	63	64	(1)	172	270	(98)
FDIC insurance premiums	72	182	(110)	289	705	(416)
Collection expenses	130	(173)	303	438	1,085	(647)
Other	1,280	2,702	(1,422)	4,571	7,243	(2,672)
Total other noninterest expenses	1,674	2,931	(1,257)	5,955	10,010	(4,055)
Total noninterest expenses	$9,046	$11,673	$(2,627)	$28,267	$38,474	$(10,207)

Noninterest expenses decreased $2.6 million to $9.0 million for the three months ended September 30, 2018 from $11.7 million for the three months ended September 30, 2017. There were decreases in all categories except collection expenses which was due to a recovery in 2017 of legal fees of $500 thousand.  Most notably, change in value of MSRs of $677 thousand due to the sale of the servicing loan portfolio in 2017, a decrease in other noninterest expenses of $936 thousand due to an ESOP restorative contribution accrual in 2017 and $287 thousand due to the true-up of the provision for unfunded commitments, a decrease in salaries and benefit expenses of $258 thousand, a decrease in legal, professional, and accounting fees of $224 thousand, and a decrease in data processing expenses of $180 thousand.

Noninterest expenses decreased $10.2 million to $28.3 million for the nine months ended September 30, 2018 from $38.5 million for the nine months ended September 30, 2017. There were decreases in all categories except occupancy expenses which were relatively flat.  Most notably,  decrease in legal, professional, and accounting fees of $2.4 million, a decrease in salaries and benefits of $1.6 million, a decrease in the change in value of MSRs of $1.4 million due to the sale of the loan servicing portfolio in 2017, a decrease in other noninterest expenses of $936 thousand due to an ESOP restorative contribution accrual in 2017 and $287 thousand due to the true-up of the provision for unfunded commitments, a decrease in data processing expenses of $663 thousand, a decrease in collection expenses of $647 thousand, a decrease in FDIC insurance premiums of $416 thousand, a decrease in marketing expenses of $119 thousand, and a decrease on supplies expense of $103 thousand.

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

Income Taxes. There was a $1.3 million provision for income taxes for the three months ended September 30, 2018 and a $2.6 million provision for income taxes for the nine months ended September 30, 2018 compared to a $1.4 million provision for income taxes for the three months ended September 30, 2017 and $3.5 million provision for income taxes for the nine months ended September 30, 2017.  For further discussion of income taxes, see Note 12 "Income Taxes" in Part I, Item 1, of this Form 10-Q.

Financial Condition

Balance Sheet-General. Total assets as of September 30, 2018 were $1.25 billion, decreasing $33.9 million from $1.29 billion as of December 31, 2017.  During the first nine months of 2018, interest-bearing deposits with banks decreased $18.9 million and investment securities available for sale decreased $30.8 million, but were partially offset by an increase in loans of $9.0 million and loans held for sale of $6.8 million.  During the same period total liabilities decreased to $1.15 billion, a decrease of $36.2 million, primarily due to a decrease in junior subordinated debt of $10.2 million due to the early redemption of the Trust I trust preferred securities and a decrease in deposits of $29.9 million, partially offset by an increase in short-term borrowings of $13.1 million.  Stockholders' equity (excluding stock owned by the ESOP) increased $3.0 million to $102.6 million as of September 30, 2018 compared to $99.6 million as of December 31, 2017 primarily due to the year-to-date earnings and partially offset by the increase in accumulated other comprehensive income due to the decrease in market value on the available for sale securities portfolio.

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

The following table sets forth the amortized cost and fair value of our securities portfolio as of the dates indicated:

	At September 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale:
U.S. government sponsored agencies	$69,300	$67,004	$69,315	$68,551
State and political subdivisions	162,628	157,544	157,652	158,706
Residential mortgage-backed securities	95,703	93,643	124,578	123,083
Residential collateralized mortgage obligations	15,119	14,979	9,715	9,686
Commercial mortgage backed securities	109,725	104,337	110,483	108,162
SBA pools	486	468	560	545
Totals	$452,961	$437,975	$472,303	$468,733

Securities Held to Maturity:
SBA pools	$7,769	$7,151	$7,854	$7,369
Totals	$7,769	$7,151	$7,854	$7,369

U.S. government sponsored agency securities generally consist of fixed rate securities with maturities from two months to five years.  States and political subdivision investment securities consist of a local issue rated from "Aaa" to "Aa3" by Moody's Investment Services with maturities of one month to eighteen years.

The Company had a total of $15.1 million in residential collateralized mortgage obligations as of September 30, 2018.  The residential collateralized mortgage obligations were private label issued or issued by U.S. government sponsored agencies.  At the time of purchase, the ratings of these securities ranged from AAA to Aaa.  As of September 30, 2018, the ratings of these securities were A+ to BBB by Standard & Poors and Aaa to Ba2 by Moody's Investor Service.  Investment grade ratings of BBB- by Standard & Poors and Baa3 by Moody's Investor Service or higher are considered "Investment Grade".  At the time of purchase and on a monthly basis, the Company reviews these securities for impairment on an other than temporary basis.  The Company utilizes several external sources to evaluate prepayments, delinquencies, loss severity, and other factors in determining if there is impairment.  As of September 30, 2018, none of these securities were deemed to have other than temporary impairment.  The Company continues to closely monitor the performance and ratings of these securities.

As of September 30, 2018, securities of no single issuer exceeded 10% of stockholders' equity, except for U.S. government sponsored agency securities.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio as of the date indicated:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years or No Stated Maturity
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
As of September 30, 2018	(Dollars in thousands)
Securities Available for Sale:
U.S. Government sponsored agencies	$-	0.00%	$67,004	1.90%	$-	0.00%	$-	0.00%
States and political subdivisions (1)	200	1.50%	1,696	2.08%	3,189	2.54%	152,459	2.56%
Mortgage backed	-	0.00%	42,770	1.93%	59,892	2.31%	110,297	2.73%
SBA pools	-	0.00%	-	0.00%	-	0.00%	468	2.61%
Totals	$200	1.50%	$111,470	1.91%	$63,081	2.32%	$263,224	2.63%
Securities Held to Maturity:
SBA pools	$-	0.00%	$-	0.00%	$-	0.00%	$7,769	3.90%
Totals	$-	0.00%	$-	0.00%	$-	0.00%	$7,769	3.90%

(1)	Yield is reflected adjusting for federal and state exemption of interest income and certain other permanent income tax differences.

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

The following table sets forth the composition of the loan portfolio:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$63,539	9.00%	$61,388	8.76%
Commercial real estate	404,790	57.33%	378,802	54.04%
Residential real estate	155,118	21.97%	178,296	25.43%
Construction real estate	72,550	10.28%	63,569	9.07%
Installment and other	9,998	1.42%	18,952	2.70%
Total loans	705,995	100.00%	701,007	100.00%
Unearned income	(1,171)		(863)
Gross loans	704,824		700,144
Allowance for loan losses	(9,528)		(13,803)
Net loans	$695,296		$686,341

Net loans increased $9.0 million from $686.3 million as of December 31, 2017 to $695.3 million as of September 30, 2018.  The largest increases were in gross commercial real estate loans of $26.0 million, gross construction real estate loans of $9.0 million, and gross commercial loans of $2.2 million.  These increases were partially offset by decreases in gross residential real estate loans of $23.2 million and gross installment and other loans of $9.0 million primarily due to the credit card portfolio being moved to held for sale.

Loan Maturities. The following table sets forth the maturity or repricing information for loans outstanding as of September 30, 2018:

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years		Total
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial	$1,230	$25,948	$24,245	$1,863	$10,253	$-	$35,728	$27,811
Commercial real estate	3,829	99,897	125,965	55,054	120,045	-	249,839	154,951
Residential real estate	116	85,209	5,169	4,421	59,811	392	65,096	90,022
Construction real estate	18,127	39,840	969	5,022	8,592	-	27,688	44,862
Installment and other	589	2,513	2,796	-	4,100	-	7,485	2,513
Total loans	$23,891	$253,407	$159,144	$66,360	$202,801	$392	$385,836	$320,159

Asset Quality. Over the past several years, the Bank experienced improvements in asset quality.

The following table sets forth the amounts of non-performing loans and non-performing assets as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accruing loans	$8,710	$17,340
Loans 90 days or more past due, still accruing interest	-	-
Total non-performing loans	8,710	17,340
OREO	5,982	6,432
Total non-performing assets	$14,692	$23,772
TDRs, still accruing interest	$28,387	$33,801
Total non-performing loans to total loans	1.23%	2.47%
Allowance for loan losses to non-performing loans	109.39%	79.60%
Total non-performing assets to total assets	1.17%	1.85%

As of September 30, 2018, total non-performing assets decreased $9.1 million to $14.7 million from $23.8 million as of December 31, 2017 primarily due to a decrease in non-accruing loans of $8.6 million.  There were decreases in all categories of non-accruing loans with the largest being the decrease in commercial real estate loans of $4.9 million and construction real estate loans of $3.7 million.

The following table presents data related to non-performing loans by dollar amount and category as of the dates indicated:

	Commercial		Commercial Real Estate		Residential Real Estate
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	1	1,753	-	-
Under $1.5 million	3	603	10	1,964	46	4,125
Total	3	$603	11	$3,717	46	$4,125

Percentage of individual loan category		0.95%		0.92%		2.66%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	1	4,709	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-
Under $1.5 million	3	102	10	3,908	52	4,599
Total	3	$102	11	$8,617	52	$4,599

Percentage of individual loan category		0.17%		2.27%		2.58%

Continued:

	Construction Real Estate		Installment and Other Loans		Total
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
September 30, 2018
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	-	-	1	1,753
Under $1.5 million	5	165	3	100	67	6,957
Total	5	$165	3	$100	68	$8,710

Percentage of individual loan category		0.23%		1.00%		1.23%

December 31, 2017
$5.0 million or more	-	$-	-	$-	-	$-
$3.0 million to $4.9 million	-	-	-	-	1	4,709
$1.5 million to $2.9 million	1	2,001	-	-	1	2,001
Under $1.5 million	11	1,910	4	111	80	10,630
Total	12	$3,911	4	$111	82	$17,340

Percentage of individual loan category		6.15%		0.59%		2.47%

Non-performing loans include (i) loans accounted for on a nonaccrual basis and (ii) accruing loans contractually past due 90 days or more as to interest and principal.  Management reviews the loan portfolio for problem loans on a regular basis with additional resources dedicated to resolving the non-performing loans.

During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements.  Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance, and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income.  When payments are received on nonaccrual loans, such payments will be applied to principal and any interest portion included in the payments are not included in income, but rather are applied to the principal balance of the loan.  Loans will not be placed back on accrual status unless all unpaid interest and principal payments are received.  If interest on nonaccrual loans had been accrued, such income would have amounted to $118 thousand and $197 thousand for the three months ended September 30, 2018 and 2017, respectively, and $222 thousand and $585 thousand for the nine months ended September 30, 2018 and 2017, respectively.  Our policy is to place loans 90 days or more past due on nonaccrual status.

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

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$10,444	$13,167	$13,803	$14,352
(Benefit) provision for loan losses	(1,000)	(250)	(1,480)	(1,220)
Charge-offs:
Commercial	1	7	134	270
Commercial real estate	-	612	2,736	639
Residential real estate	65	-	184	309
Construction real estate	-	1,385	212	1,409
Installment and other	21	19	76	253
Total charge-offs	87	2,023	3,342	2,880
Recoveries:
Commercial	25	56	73	306
Commercial real estate	12	88	52	186
Residential real estate	102	125	242	224
Construction real estate	4	37	53	51
Installment and other	28	2,000	127	2,181
Total recoveries	171	2,306	547	2,948
Net (recoveries) charge-offs	(84)	(283)	2,795	(68)
Balance at end of period	$9,528	$13,200	$9,528	$13,200

Net recoveries for the three months ended September 30, 2018 totaled $84 thousand, a decrease in net recoveries of $199 thousand from the three months ended September 30, 2017 primarily due to a decrease in net recoveries in installment and other loans of $2.0 million, partially offset by decreases in net charge-offs in construction real estate loans of $1.4 million and in commercial real estate loans of $536 thousand.

 Net charge-offs for the nine months ended September 30, 2018 totaled $2.8 million, an increase in net charge-offs of $2.9 million from nine months ended September 30, 2017 primarily due to increases in net charge-offs for commercial real estate loans of $2.2 million which was primarily due to one loan relationship and decrease in net recoveries in installment and other of $1.9 million, partially offset by a decrease in net charge-offs in construction real estate loans of $1.2 million.

The following table sets forth the allocation of the allowance for loan losses and the percentage of allowance in each classification to total allowance for the periods indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$573	6.01%	$536	3.88%
Commercial real estate	5,827	61.17%	8,573	62.11%
Residential real estate	2,102	22.06%	2,843	20.60%
Construction real estate	751	7.88%	1,030	7.46%
Installment and other	108	1.13%	315	2.28%
Unallocated	167	1.75%	506	3.67%
Total	$9,528	100.00%	$13,803	100.00%

The allowance for loan losses decreased $4.3 million from $13.8 million as of December 31, 2017 to $9.5 million as of September 30, 2018. This decrease was largely due to improving credit quality, a charge-off on one loan relationship that was previously allocated, a decrease in impaired loan balances, and decreasing delinquencies.

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

The allocation of the allowance for impaired credits is based on the fair value of the collateral less disposition costs, the present value of expected future cash flows method, or the observable market price of the loan.  Impairment reserves are generally charged to the allowance for loan losses in the period it is identified.  Total loans which were deemed to have been impaired, including both performing and non-performing loans, as of September 30, 2018 and December 31, 2017 were $37.1 million and $51.1 million, respectively.  Impaired loans that are deemed collateral dependent have been charged down to the value of the collateral (based upon the most recent valuations), less estimated disposition costs.  Impaired loans with specifically identified allocations of allowance for loan losses had a total of $2.2 million and $5.2 million allocated in the allowance for loan losses as of September 30, 2018 and December 31, 2017, respectively.

TDRs are defined as those loans whose terms have been modified, due to deterioration in the financial condition of the borrower in which the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  Total loans which were considered TDRs as of September 30, 2018 and December 31, 2017 were $31.6 million and $38.9 million, respectively.  Of these, $28.4 million and $33.8 million were still performing in accordance with modified terms as of September 30, 2018 and December 31, 2017, respectively.

Although the Company believes the allowance for loan losses is sufficient at September 30, 2018 to cover probable incurred losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

We define potential problem loans as performing loans rated Substandard that do not meet the definition of a non-performing loan.

The following table shows the amounts of performing but adversely classified assets and special mention loans as of the periods indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Performing loans classified as:
Substandard	$15,939	$12,164
Total performing adversely classified loans	$15,939	$12,164
Special mention loans	$8,910	$5,681

The table above does not include nonaccrual loans that are less than 30 days past due.  Total performing adversely classified assets as of September 30, 2018 were $15.9 million, an increase of $3.8 million from $12.2 million as of December 31, 2017.  The increases were primarily in the commercial real estate loans of $7.9 million partially offset by decreases in construction real estate loans of $2.1 million and commercial loans of $1.4 million.  In addition, special mention loans increased $3.2 million primarily due to an increase in commercial loans.  For further discussion of loans, see Note 6 "Loans and Allowance for Loan Losses" in Part I, Item 1, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, Money market deposit accounts ("MMDA"), savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from our market areas.  We rely primarily on competitive rates along with customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits of $250 thousand or more for the period indicated:

September 30, 2018 (In thousands)
Maturing within three months	$2,742
After three but within six months	3,056
After six but within twelve months	5,778
After twelve but within three years	2,203
After three years	6,052
Total time deposits $250,000 and over	$19,831

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings are advances from the FHLB with remaining maturities under one year.  Long-term borrowings are advances from the FHLB with remaining maturities over one year.

There was a total of $15.4 million outstanding in FHLB borrowings at September 30, 2018 of which $2.3 million were long-term advances and $13.1 million were short-term advances.  There was $2.3 million outstanding in FHLB long-term borrowings at September 30, 2017.

Liquidity

Bank Liquidity. Liquidity management is monitored by the Asset/Liability Management Committee and the Board of Directors of the Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

As of September 30, 2018 and December 31, 2017, we were in compliance with the foregoing policy.

As of September 30, 2018, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $132.9 million and standby letters of credit of $3.8 million.  We anticipate we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled  million as of September 30, 2018. As of September 30, 2018, total certificates of deposits declined $26.0 million or 15.0% from the prior year end.

In the event that additional short-term liquidity is needed, we have established a relationship with a large regional bank to provide short-term borrowings in the form of federal funds purchases.  We have the ability to borrow up to $20.0 million for a short period (15 to 60 days) from this bank on a collective basis. Management believes that we will be able to continue to borrow federal funds from our correspondent banks in the future. Additionally, we are a member of the FHLB and, as of September 30, 2018, we had the ability to borrow from the FHLB up to $369.0 million in additional funds.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, sale of certain loans and/or the temporary curtailment of lending activities.

Company Liquidity. Trinity's main sources of liquidity at the holding company level are dividends from the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to Trinity.  See "Business—Supervision and Regulation—Trinity—Dividends Payments" and "Business—Supervision and Regulation—The Bank—Dividend Payments" in Part I, Item 1 of the Company's 2017 Form 10-K.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.

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

Contractual Obligations, Commitments, and Off-Balance-Sheet Arrangements

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments

Contractual Obligations. There have been no material changes to contractual obligations as of September 30, 2018.  For information on the nature of each obligation, see Note 16 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

Commitments. There have been no material changes to the commitments as of September 30, 2018.  Further discussion of these commitments is included in Note 15 "Commitments and Off-Balance-Sheet Activities" in Item 8, "Financial Statements and Supplementary Data" of the 2017 Form 10-K.

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

The Bank's capital ratios as of September 30, 2018 fall into the category of "well-capitalized."  The required and actual amounts and ratios for Trinity and the Bank as of September 30, 2018 are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$151,865	17.5493%	$69,229	8.00%	N/A	N/A
Bank only	146,106	16.9333%	69,027	8.00%	$86,283	10.00%
Tier 1 capital (to risk weighted assets):
Consolidated	142,186	16.4308%	51,922	6.00%	N/A	N/A
Bank only	136,427	15.8115%	51,770	6.00%	69,027	8.00%
Common Equity Tier 1 Capital (to risk weighted assets):
Consolidated	116,952	13.5148%	38,941	4.50%	N/A	N/A
Bank only	136,427	15.8115%	38,827	4.50%	56,084	6.50%
Tier 1 leverage (to average assets):
Consolidated	142,186	11.2026%	50,769	4.00%	N/A	N/A
Bank only	136,427	10.7753%	50,644	4.00%	63,306	5.00%

N/A—not applicable

At September 30, 2018 the Bank's capital conservation buffer was 8.9333% and the consolidated Company's capital conservation buffer was 9.0148%.

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

There have been no changes in the Company's internal control over financial reporting as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, during the nine months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, to various legal actions as described in the 2017 Form 10-K.  There are no material developments in the legal actions described in the 2017 Form 10-K.  In addition, the Bank is party to the lawsuit styled Los Alamos National Bank, N.A. v. Fidelity Bank, in the United States District Court, District of New Mexico, Case No. 1:18-cv-00613-KK-JHR.  In December 2017, pursuant to a Mortgage Loan Servicing Rights Purchase Agreement, the Bank sold to Fidelity Bank servicing rights to mortgages it had previously originated.  In or about April 2018, Fidelity Bank alleged that certain of the mortgage loans at issue were "defective" and must be repurchased by the Bank on the basis that certain Pueblos in New Mexico claimed that the properties at issue, or roads accessing those properties, trespass on Pueblo-owned lands.  On June 28, 2018, the Bank filed the lawsuit seeking a judgment that, among other things, declares that the Bank does not have an obligation under the purchasing agreement to repurchase any servicing rights or any related loans.  Fidelity Bank filed an answer on July 30, 2018 and included counterclaims for specific performance, breach of contract, and fraud, among others.  The Bank responded with a motion to dismiss the counterclaims entirely, and on September 20, 2018, Fidelity Bank amended its counterclaim, dropping a cause of action and adding factual assertions purportedly supporting its claims.  In the amended counterclaim, Fidelity Bank seeks repurchase of the unspecified number of "defective" loans and asserts that it is owed $100 per day until the repurchase occurs, together with other unspecified damages.  On October 18, 2018, the Bank filed a motion to dismiss Fidelity Bank's amended counterclaim on various grounds, including that Fidelity Bank failed to plausibly allege that it has suffered any actual injury.  The outcome of the motion to dismiss could significantly impact the litigation and the allegations which the Bank is required to defend.  Accordingly, the outcome and timing of the ultimate resolution for this lawsuit is inherently difficult to predict at this early stage.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 During the third quarter of 2018, we made no repurchases or unregistered sales of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

 None.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification on Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

* These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject tothe liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL CORPORATION
Date: November 9, 2018
	By:	/s/ John S. Gulas
John S. Gulas
Chief Executive Officer and President

	By:	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer